Form 10-K
period 1993-12-31
CALGON CARBON CORPORATION
filed 1994-03-14
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
   (Mark One)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.
    For the fiscal year ended December 31, 1993 or

    [ _ ] Transition Report Pursuant to Section 12 or 15(d) of the
          Securities Exchange Act of 1934.
    For the transition period from ___________ to ___________

    Commission file number 0-15903

                           CALGON CARBON CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                   25-0530110
(State or other jurisdiction of incorporation        (I.R.S. Employer
            or organization)                         Identification No.)

    400 Calgon Carbon Drive
    Pittsburgh, Pennsylvania                                 15205
    (Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code: (412) 787-6700
          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
Common Stock, par value $0.01 per               New York Stock Exchange
              share

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___________

As of March 3, 1994, there were outstanding 29,085,952 shares of Common Stock, par value of $0.01 per share and there were outstanding 12,148,508 shares of Class A Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 3, 1994 was $382,373,688.

The following documents have been incorporated by reference:

                                                                             Form 10-K
             Document                                                       Part Number
             --------                                                       -----------
Proxy Statement filed pursuant to Regulation 14A in connection with
registrant's Annual Meeting of Stockholders to be held on April 19, 1994.       III

                                     INDEX

PART I
  Item  1.  Business                                                    1
  Item  2.  Properties                                                  5
  Item  3.  Legal Proceedings                                           6
  Item  4.  Submission of Matters to a Vote of Security Holders         6

PART II
  Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                         7
  Item  6.  Selected Financial Data                                     8
  Item  7.  Management's Discussion and Analysis                        9
  Item  8.  Financial Statements and Supplementary Data                12
  Item  9.  Disagreements with Accountants                             27

PART III
  Item 10.  Directors and Executive Officers of the Registrant         27
  Item 11.  Executive Compensation                                     27
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                             27
  Item 13.  Certain Relationships and Related Transactions             27

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                        27

SIGNATURES                                                             29

                                     PART I

Item 1.  Business:

The Company:

The predecessor of the Company's activated carbon business was formed in 1942. From 1968 until April 1985 it was owned and operated by the previous owner. In April 1985 the Company's predecessor business was purchased by its management in a leveraged buyout. The Company's business is currently conducted by substantially the same management that conducted the business prior to the leveraged buyout. On June 9, 1987 the Company completed its initial public offering of common stock. In May of 1988 the Company acquired Degussa AG's activated carbon and charcoal business located in Germany. The acquisition was accounted for as a purchase. The acquisition provided the Company with two additional manufacturing facilities located in Germany and strengthened its customer base. In September of 1990, the Company purchased the operating assets of TMPC, Inc. (Vara International) in order to strengthen the Company's vapor phase equipment business.

Products and Services:

Calgon Carbon is engaged in the production and marketing of activated carbons and related services and systems throughout the world.

The Company's activities consist of four integrally related areas: (1) activated carbons--the production and sale of a broad range of untreated, impregnated or acid-washed carbons, in either powder, granular or pellet form;
(2) services--the provision of carbon reactivation services, as well as on-site purification, filtration and extraction services; (3) systems--the design, assembly and sales of activated carbon purification, filtration and extraction systems; and (4) charcoal--the production and sale of charcoal to consumer markets in Europe.

Markets:

The Company offers its activated carbon products, equipment and services to the Industrial Process Market, and the Environmental Market and charcoal products to the Consumer Market. The following table sets forth certain data concerning the Company's total net sales by market for the past three years.

- -------------------------------------------------------------------------
                                            Percentage of Total Net Sales
                                              1993       1992       1991
- -------------------------------------------------------------------------
Industrial Process Market:
     Food                                       12%        12%        11%
     Original equipment manufacturers           16         18         19
     Chemical and pharmaceutical                10          9         10
     Other                                      10         10          9
- -------------------------------------------------------------------------
                                                48         49         49
- -------------------------------------------------------------------------
Environmental Market:
     Industrial                                 26         25         26
     Municipal                                  19         19         18
- -------------------------------------------------------------------------
                                                45         44         44
- -------------------------------------------------------------------------
Consumer Market:                                 7          7          7
- -------------------------------------------------------------------------
        Total net sales                        100%       100%       100%
- -------------------------------------------------------------------------

Industrial Process Market:

The Industrial Process Market consists of customers that use the Company's products either for purification of their own products in the manufacturing process or direct incorporation into their own product. The Industrial Process Market includes four significant sub-markets: the food market, the original equipment manufacturers market, the chemical and pharmaceutical market and a group of other sub-markets.

Environmental Market:

The Environmental Market consists of customers that use the Company's products to control air and water pollutants. The Environmental Market has two sub-markets, the industrial market and the municipal market.

Consumer Market:

The Consumer Market consists of sales of charcoal (Grillis/R/ and Der Sommer-Hit/R/) for outdoor barbecue grilling. The Company's grill charcoal is primarily sold through distributors principally in Germany. This market is weather dependent, with the majority of the sales in the spring and summer months.

Sales and Marketing:

The Company sells activated carbons, systems and services throughout the world. In Europe, the Company also sells charcoal. To date, in areas outside of the United States and Europe, the Company's primary activity has been the sale of activated carbons. The Company sells its products and services principally through its own direct sales force, and, to a lesser degree, through agents and distributors.

The Company has a direct sales force in the United States in offices located in Pittsburgh, Pennsylvania; San Mateo, California; Carlsbad, California; Lisle, Illinois; Houston, Texas; and Bridgewater, New Jersey. The Company conducts sales in Canada through its wholly owned subsidiary which has a sales office in Mississauga, Ontario.

In Europe the Company has sales offices in Brussels, Belgium; Paris, France; Manchester, England; Frankfurt, Germany; and Milan, Italy. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe (including Eastern European countries), the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

The following table sets forth certain data concerning total net sales to customers in geographic areas in the past three years:

- -----------------------------------------------------------
                            Percentage of Total Net Sales
                              1993       1992       1991
- -----------------------------------------------------------
United States                  53%        53%        55%
Europe                         36         37         36
Other                          11         10          9
- -----------------------------------------------------------
        Total net sales       100%       100%       100%
- -----------------------------------------------------------

Refer to Note 14 to the Consolidated Financial Statements for a discussion of certain other financial information classified by major geographic areas in which the Company operates.

Sales of the Company's products in Japan, South Korea, Taiwan and the People's Republic of China are conducted exclusively by Calgon Far East Co. Ltd., a joint venture in which the Company is a 50% participant. The joint venture purchases the Company's products for resale in the four designated countries. Sales to the joint venture have not been a significant portion of the Company's total net sales.

The Company's products and services were purchased by approximately 3,700 active customers in 1993. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Competition:

The Company has three principal competitors with respect to the production and sale of activated carbons: Norit, N.V., a Dutch Company; CECA and Atochem, USA, subsidiaries of Elf-Aquitaine, a French company; and Westvaco Corporation, a United States company. Recently, Chinese producers of coal based activated carbon and certain East Asian producers of coconut based activated carbon have entered the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, systems and services is based both on price and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

A number of other smaller competitors engage in the production and sale of activated carbons in the United States and throughout the world. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with the Company in the worldwide activated carbon business.

In the United States the Company competes with several small regional companies for the sale of its reactivation services and equipment.

There are a number of competitors in the consumer charcoal market who are located in the Eastern European countries, Spain, Portugal and South Africa. These competitors offer inexpensive, low-quality products to the market.

Capital Expenditures:

In 1993, the Company invested $15.1 million for capital expenditures. The Company's 1994 capital expenditure budget approximates $21.0 million and includes equipment for adsorption service customers. The Company believes that the funds generated from operations, supplemented as necessary with funds from lines of credit and its cash reserves, will provide sufficient funds required for such capital expenditures.

Raw Materials:

The principal raw material purchased by the Company is bituminous coal from mines in the Appalachian Region and mines outside the United States, under annual supply contracts. The Company purchases the coal used in its Belgian production facility from a number of European and Western Hemisphere coal companies under similar arrangements. The Company purchases beech wood for its German operations through long-term contracts and on the open market, either as fresh forest wood or as off-cuts from the furniture industry. Most of the wood is sourced in Germany and the supply of wood is adequate. The Company also purchases, through long-term contracts, fly ash, a by-product of the lumber industry, that is used to produce powdered carbon at the Blue Lake, California plant.

The Company purchases significant amounts of natural gas from various suppliers for use in its production facilities. In both the United States and Europe, this natural gas is purchased pursuant to various contracts with natural gas companies.

The only other raw material that is purchased by the Company in significant quantities is coal tar pitch, which is used as a binder in the manufacturing process. The Company purchases coal tar pitch from various suppliers in the United States and Europe under annual supply contracts.

The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials.

Research and Development:

The Company's research and development activities are conducted at a research center near Pittsburgh, Pennsylvania, under the direction of a Vice President with a staff of 70 employees. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon products for testing and applications development.

The principal goals of the Company's research program are maintaining the Company as a technological leader in the production and utilization of granular activated carbon, systems and services; developing new products and services; and providing technical support to the manufacturing and marketing operations of the Company.

Results of the Company's new product research programs include: development of a new product line of Centaur/TM/ carbons; development of proprietary specialty activated carbons in industrial and military respirators; commercial introduction of two new solvent recovery carbons, Xtrusorb A754 and Xtrusorb 800, for acetone and toluene recovery; development of an improved potable water carbon; and development of a new process to remove mercury from hydrocarbon liquids.

Research and development expenses were $6.5 million, $6.2 million and $5.9 million in 1993, 1992, and 1991, respectively. Expenses were essentially flat between 1993, 1992 and 1991, apart from inflationary cost increases.

Patent and Trade Secrets:

The Company possesses a substantial body of technical knowledge and trade secrets and owns 47 United States patents and 68 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

Regulatory Matters:

Domestic. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and is also subject to other federal and state laws regarding health and safety matters. The Company believes it is presently in substantial compliance with these laws and regulations. These laws and regulations are constantly evolving and it is impossible to predict accurately the effect these laws and regulations may have on the Company in the future.

The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company's facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company's facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company's reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Neville Island and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company does not accept for reactivation carbons containing certain hazardous materials, including PCBs, dioxins and radioactive materials.

Each of the Company's domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company's domestic production facilities are controlled under permits issued by state and federal air pollution control entities. The Company is presently in substantial compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards.

Europe. The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, England and Germany. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.

Indemnification. The Company has a limited indemnification agreement with the previous owner of the Company which will fund certain liabilities in certain limited situations.

Employee Relations:

As of December 31, 1993, the Company employed 1,320 persons on a full-time basis, 734 of whom were salaried production, office, supervisory and sales personnel. The 275 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 1996 with respect to the Pittsburgh facility and on June 6, 1996 with respect to the Catlettsburg facility. The 215 hourly personnel at the Brilon Wald and Bodenfelde plants in Germany are represented by the German Chemical Industry Union. Agreements are reached every two years between the National Chemical Union and the German Chemical Federation. The last agreement expired on November 30, 1993. At this time, no formal agreement exists with the German Chemical Federation, but a proposal is under negotiation. The 70 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 1, 1995. The Company has 26 hourly employees at its United Kingdom facility.

Item 2.  Properties:

The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:
Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Brilon Wald and Bodenfelde, Germany.

The Catlettsburg, Kentucky plant is the Company's largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant produces granular activated carbons and powdered activated carbons, acid-washes granular activated carbons and reactivates spent granular activated carbons.

The Pittsburgh, Pennsylvania carbon production plant occupies a four-acre site. Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons, the grinding of granular activated carbons into powdered activated carbons and the production of pelletized carbon. The plant also has the capacity to produce coal-based or coconut-based granular activated carbons.

The Pittsburgh, Pennsylvania equipment and assembly plant is located approximately one mile from the carbon production plant and is situated within a 16-acre site that includes 300,000 square feet under roof. The equipment and assembly plant occupies 95,000 square feet under roof, with the remaining under roof space occupied by a centralized warehouse for carbon inventory. The plant assembles fully engineered equipment for purification, filtration and extraction systems.

The Pearlington, Mississippi plant occupies a site of approximately 100 acres. The plant, the construction of which was completed in 1992, has one production line that produces granular activated carbons and powdered carbons.

The Blue Lake, California plant, located near the city of Eureka, occupies approximately two acres. The operations at the plant include reactivation of spent granular activated carbons and manufacturing of powdered carbon.

The Feluy, Belgium plant occupies a site of approximately 21 acres located 30 miles south of Brussels, Belgium. It has one production line which manufactures granular activated carbons. In addition, operations at the plant include the reactivation of spent activated carbons used in the treatment of food products, drinking water, industrial water and the grinding of granular activated carbons into powdered activated carbons.

The Grays, England plant occupies a three acre site near London, England. Operations at the plant include the reactivation of spent granular activated carbons used in food or drinking water processing operations and the impregnation of granular activated carbon.

The Brilon Wald, Germany plant occupies a site of approximately 40 acres and is situated in the North Rhine-Westphalia Region. Operations at the plant include the manufacture of pellet, granular and powdered carbons, acid washing and impregnation of activated carbon.

The Bodenfelde, Germany plant occupies a site of approximately 40 acres and is situated in the State of Lower Saxony. Operations at the plant include the manufacture of charcoal for the consumer market. In addition, the plant produces charcoal tar which is used by the Brilon Wald plant for the production of activated carbon. As a by-product, acetic acid of various grades is produced and sold.

Item 3.  Legal Proceedings:

There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject, except proceedings which arise in the ordinary course of business. In the opinion of management, any ultimate liability arising from pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company .

Item 4.  Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters:
- --------------------------------------------------------------------------------
Common Shares and Market Information

There is no established trading market for Class A stock, but such stock may be converted to common stock. Class A shares are held by four officers or directors and one prior officer and director and are subject to a voting trust. These shares have identical rights with common stock except that holders of Class A stock are entitled to 10 votes per share on matters submitted to a vote of the common shareholders.

Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,470 registered shareholders at year end.

Quarterly Common Stock Price Ranges and Dividends

                          1993                              1992
                ------------------------------    ---------------------------
 Fiscal Quarter High      Low         Dividend    High      Low      Dividend
 ----------------------------------------------------------------------------
 First          18 7/8    15 7/8        $.04      26 3/4    18 5/8     $.04
 Second         17 1/2    11 1/8        $.04      19 7/8    16 1/4     $.04
 Third          12 7/8    10 1/2        $.04      20 7/8    15 3/4     $.04
 Fourth         13 3/4     9 7/8        $.04      20        15 1/4     $.04
 -----------------------------------------------------------------------------

Item 6.  Selected Financial Data:
- --------------------------------------------------------------------------------
Eight-Year Summary
Selected Financial And Statistical Data
(Dollars in thousands except per share data)

                                                                 Year Ended December 31
                                 1993       1992       1991       1990       1989       1988       1987(d)      1986(e)
=========================================================================================================================
Income Statement Data:
  Net sales                    $269,424   $298,371   $308,373   $284,900   $253,390   $226,119   $170,706     $138,153
  Income from operations       $ 33,015   $ 46,653   $ 61,258   $ 62,424   $ 56,683   $ 51,161   $ 39,188     $ 31,976
  Interest expense             $    984   $  1,347   $  1,040   $  1,336   $  3,515   $  3,882   $  7,223     $  8,553
  Net income (a)(c)            $ 19,153   $ 17,983   $ 38,102   $ 38,309   $ 35,205   $ 29,462   $ 16,955     $ 11,353
  Percent of pretax
   income to sales                 11.4%      14.7%      19.7%      22.2%      21.9%      21.4%      19.2%        17.2%
Net income per common
 share(a)(b)(c)                $    .47   $    .44   $    .94   $    .94   $    .87   $    .74   $    .46     $    .29
Dividends declared per
 common share                  $    .16   $    .16   $    .16   $    .15   $    .11   $    .05   $    .03           --
- -------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
 (at year end):
 Working capital               $ 94,664   $ 74,659   $ 77,050   $ 82,145   $ 90,579   $ 71,259   $ 44,251     $ 26,744
 Total assets                  $337,329   $334,518   $335,964   $285,084   $233,738   $196,350   $153,299     $134,490
 Long-term debt                $  6,477   $  6,797   $ 27,652   $ 11,215   $ 17,695   $ 26,951   $ 22,529     $ 58,711
 Treasury stock, at cost       $  1,615         --         --         --         --         --         --           --
 Series A preferred
  stock (redeemable)                 --         --         --         --         --         --         --     $  7,500
- -------------------------------------------------------------------------------------------------------------------------
Other Selected Data
 (at year end):
Return on average
 shareholders' equity                 8%         8%        18%        21%        25%        28%        29%          52%
Ratio of total debt and
 redeemable preferred stock
 to total capitalization              4%         5%        11%         5%        12%        20%        25%          73%
Current ratio                       347%       266%       266%       275%       335%       301%       245%         191%
Tax rate                           37.8%      34.9%      37.2%      37.4%      36.5%      39.2%      46.3%        52.1%
Treasury stock                      154         --         --         --         --         --         --           --
Shares outstanding               40,949     40,904     40,749     40,637     40,507     40,070     39,632       21,651
Book value per outstanding
 common share                  $   6.03   $   5.84   $   5.67   $   4.92   $   3.99   $   3.00   $   2.27     $   1.33
Market value of
 common stock                  $  13.00   $  17.63   $  21.38   $  21.63   $  22.00   $  13.63   $   8.63           --
Price earnings ratio
 of stock prices                  27.66      40.07      22.74      22.88      25.29      18.54      18.75           --
Capital expenditures           $ 15,100   $ 24,000   $ 70,600   $ 47,600   $ 24,300   $ 16,000   $  4,400     $  2,500
Number of registered
 shareholders                     1,470      1,503      1,410        966        770        500        400           --
Number of employees               1,320      1,480      1,513      1,499      1,329      1,298        775          737
=========================================================================================================================

(a) After extraordinary charges in 1990 and 1987 resulting from prepayment of debt obligations of $1.24 million or $.03 per share net of tax, and $.68 million or $.02 per share, net of tax, respectively.
(b) Income per common share for 1987 and 1986 is based upon pro forma net income of $17.71 million and $10.69 million, respectively.
(c) After a charge in 1992 of $10.65 million or $.26 per share resulting from the cumulative effect of a change in accounting principle for income taxes.
(d) Year of initial public offering.
(e) First full year of operations.

Item 7. Management's Discussion and Analysis:

Management's Discussion and Analysis
Calgon Carbon Corporation

Overview

Industry

Worldwide recessionary conditions continued to adversely affect the activated carbon industry during 1993. Pricing of activated carbon products was impacted by the lack of demand in relation to increased activated carbon production and reactivation capacity worldwide.

The overall United States market showed a slight increase but this was offset by declines in Europe and Japan where recessionary conditions increased. Potential markets in Eastern Europe did not materialize due to lack of funds.

Certain trends continue to affect the activated carbon industrial process and environmental markets. First, companies are increasing their efforts to reengineer processes to reduce waste and cost of production, thereby decreasing the demand for activated carbon and service. Second, there has been a delay of major carbon fills particularly in the municipal potable water area.

The markets for equipment utilized in the application of activated carbon for water and air purification and industrial processes remain weak. Lack of bid awards and extremely competitive conditions in metal fabrication reduced pricing and lowered margins.

The Company

The Company experienced recessionary effects in all market and product areas. Reduced volume resulted in significant pricing pressure in most areas of the business. Potential major carbon fills in the United States potable water market did not occur in 1993. Increased activity in the European potable water market, principally by water companies in the United Kingdom offset shortfalls in the United States and other countries.

As a result of decreased volume during the year, the Company effectively idled two lines at its Catlettsburg, Kentucky plant in order to control inventory levels. Hourly workers were laid off as a result of this action.

In order to match the work force to present activity levels, the worldwide salaried staff was reduced 8% by the end of 1993.

Based upon present conditions, the Company has taken steps and will continue to focus its efforts on improving customer satisfaction through a total quality effort. Two new product lines, Filtraform/TM/ (activated carbon in cylindrical and panel shapes) and Centaur/TM/ (activated carbon with greatly enhanced catalytic properties) have been introduced.

The activated carbon activities in Germany will be operated at a level in line with their markets and will be required to self-finance investment requirements.

The Company continues to believe that the potable water market has significant potential; however, development efforts will be concentrated in industrial process markets as it is anticipated that recovery from recessionary conditions will occur first in these markets.

Results of Operations

Consolidated net sales in 1993 declined by $28.9 million or 9.7% versus 1992. This decrease was throughout the carbon, service and equipment areas. The overall decrease was the net result of volume and price decreases due to the worldwide recession and excess capacity in the carbon industry and to the effect of unfavorable currency rate changes of $9.4 million. On a market basis, net sales to the industrial process area decreased by 12.4% while net sales in the environmental area declined by 6.2% in 1993 versus 1992. The industrial process decline occurred primarily in the original equipment manufacture and food areas due to significant non-repeat 1992 sales and product selection shifts. The decrease in the environmental market also reflected the non-repeating nature of significant 1992 municipal category sales. Net sales in 1992 decreased by $10.0 million or 3.2% from 1991. Minor increases were experienced in the carbon, service and charcoal/liquid areas offset by a nearly 30% decline in the equipment area. Currency exchange had an overall positive effect of approximately $5.2 million on 1992 sales as compared to 1991. From a market standpoint, sales into the industrial process area declined 2.7% from 1991 to 1992 and sales to the environmental area declined 4.8% for the similar period.

Gross profit before depreciation as a percentage of net sales was 39.0%, 40.8% and 40.5% for 1993, 1992 and 1991, respectively. The 1993 decline from 1992 was primarily the combination of lower selling prices and customer shifts to lower margin products. The slight improvement from 1991 to 1992 can generally be attributed to a reduced level of low-margin major equipment sales and improvement in variable gross margins somewhat offset by the impact of higher fixed manufacturing costs in relation to the volume of sales.

Depreciation increased by $2.0 million in 1993 versus 1992 and by $3.7 million in 1992 over 1991. The 1993 increase was principally the result of the full year's depreciation rate used for the Pearl River, Mississippi plant in 1993 versus a half year rate for 1992, its first year of operation. The 1992 increase can particularly be associated with the aforementioned start-up of this plant but also resulted from other significant capital spending.

Selling, general and administrative expenses decreased by $1.9 million in 1993 versus 1992 while 1992 reflected an increase of $2.1 million over 1991. The 1993 decrease was primarily related to reduced personnel costs resulting from the year-end 1992 voluntary retirement incentive program in the United States, other worldwide staff terminations, 1993 initiated cost control programs including the absence of executive bonuses due to the Company's performance and reductions due to currency rate changes. These decreases were partially offset by inflation. The 1992 increase over 1991 was primarily due to increased sales personnel associated costs in the United States as the Company attempted to maintain momentum and market share.

Research and development expenses, as a percentage of sales, were 2.4%, 2.1% and 1.9% in 1993, 1992 and 1991, respectively.

Interest income increased by $0.4 million in 1993 over 1992 but decreased by $0.6 million in 1992 from 1991. The 1993 increase was due to increased investable cash resulting from moving from the previous year's borrowing position. Conversely, the decrease in 1992 versus 1991 was the result of borrowings in 1992.

Interest expense decreased in 1993 by $0.4 million from 1992 and increased by $0.3 million over 1991. Both changes were the result of borrowing activity in the indicated years.

The effective tax rate for 1993 was 37.8% compared to 34.9% in 1992 and 37.2% in 1991. The 1993 increase was primarily the result of the United States passage of the "Omnibus Budget Reconciliation Act of 1993" which was retroactive to January 1, 1993, which not only affected the current year's tax provision, but also required the remeasurement of the Company's deferred tax liability to revised tax rates. The 1992 change versus 1991 was the result of the Company's January 1, 1992, adoption of the Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes". This also resulted in an unfavorable cumulative adjustment to first quarter 1992 net income of $10.7 million. (See Note 11 to the Consolidated Financial Statements.)

The Company does not believe that inflation has had a significant effect on its business during the periods discussed.

Working Capital and Liquidity

Net cash flows from operating activities totalled $41.1 million in 1993, $45.4 million in 1992 and $47.2 million in 1991. The Company expects to be a net generator of cash, providing sufficient funding on an annual basis for debt service, working capital, payment of dividends and a maintenance level of capital expenditures, short of any major capital expansions.

During 1992 and 1991, significant capital was expended in building the Pearl River plant which had a total cost of approximately $68 million. This project is now completed.

During the second quarter of 1993 the Company negotiated two new credit facilities, one with a bank in the United States and one in Germany in the amounts of $10 million and approximately $11.5 million (deutsche mark 20 million) respectively. These credit facilities have a duration of one year and "until further notice", respectively. As a result, the Company has two United States credit facilities in the amounts of $10 million each, expiring as of April 30, 1994 and May 30, 1994 and the aforementioned German credit facility. Based upon its present financial position and history of operations, it is contemplated that these credit facilities, coupled with cash flow from operations, will provide sufficient liquidity to cover its debt service and any reasonable foreseeable working capital, capital expenditure, stock repurchase and dividend requirements.

In July of 1993, the board of directors authorized the purchase of up to two million shares, or approximately 5% of the Company's common stock. Purchases will be made from time to time at prices that management considers appropriate and the repurchased shares will be held as treasury stock. During the year, the Company began to purchase these shares. During this period, 153,600 shares were purchased at a cost of $1.6 million.

It is the current intention of the Company to declare and pay quarterly cash dividends on its common stock. The Company has paid cash dividends since the third quarter of 1987, the quarter succeeding the one in which the Company went public. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The declaration and payment of future dividends and the amounts thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors.

Capital Expenditures and Investments

Capital expenditures were $15.1 million in 1993, $24.0 million in 1992 and $70.6 million in 1991. Major expenditures in 1993 were made for production improvements at the Blue Lake, California plant ($3.2 million), a specific new product production capability at the Neville Island, Pennsylvania plant ($1.8 million) and costs associated with domestic service customer capital ($2.7 million). The 1992 and 1991 expenditure amounts included costs associated with the construction of the Pearl River prime carbon production facility. Capital expenditures for the year of 1994 are projected to be approximately $21.0 million.

Item 8.  Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data:

                                                       Page
                                                       ----
Consolidated Financial Statements:
  Report of Independent Accountants                     13
  Consolidated Statement of Income                      14
  Consolidated Balance Sheet                            15
  Consolidated Statement of Cash Flows                  16
  Consolidated Statement of
   Shareholders' Equity                                 17
  Notes to the Consolidated Financial Statements        18
Supplementary Data:
  Quarterly Financial Data -- Unaudited                 26

Report of Independent Accountants

To the Board of Directors and Shareholders of Calgon Carbon Corporation:

  In our opinion, the consolidated financial statements listed in the index on page 12 and Item 14.B on page 27 present fairly, in all material respects, the financial position of Calgon Carbon Corporation and its subsidiaries (the Company) at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 11 to the consolidated financial statements, in 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


PRICE WATERHOUSE
Pittsburgh, Pennsylvania
February 10, 1994

Consolidated Statement of Income
Calgon Carbon Corporation

- ------------------------------------------------------------------------------
                                                      Year Ended December 31
(Dollars in thousands except per share data)        1993       1992       1991
==============================================================================
Net Sales                                       $269,424   $298,371   $308,373
- ------------------------------------------------------------------------------
Cost of products sold (excluding depreciation)   164,482    176,734    183,362
Depreciation                                      18,157     16,139     12,486
Selling, general and administrative expenses      45,526     47,443     45,365
Research and development expenses                  6,511      6,205      5,902
Restructuring charges                              1,733      5,197         --
- ------------------------------------------------------------------------------
                                                 236,409    251,718    247,115
- ------------------------------------------------------------------------------
Income from operations                            33,015     46,653     61,258
Interest income                                      584        224        867
Interest expense                                    (984)    (1,347)    (1,040)
Other (expense)--net                              (1,824)    (1,538)      (371)
- ------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of a change in accounting principle      30,791     43,992     60,714
Provision for income taxes                        11,638     15,355     22,612
- ------------------------------------------------------------------------------
Income before cumulative effect of a
  change in accounting principle                  19,153     28,637     38,102
Cumulative effect of a change in
  accounting principle for income taxes               --    (10,654)        --
- ------------------------------------------------------------------------------
Net Income                                      $ 19,153   $ 17,983   $ 38,102
==============================================================================
Income per common share before
  cumulative effect of a change in
  accounting principle                          $    .47   $    .70   $    .94
Cumulative effect of a change in
  accounting principle for income taxes               --       (.26)        --
- ------------------------------------------------------------------------------
Net income per common share                     $    .47   $    .44   $    .94
==============================================================================
Weighted average shares, in thousands             40,999     40,847     40,706
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet
Calgon Carbon Corporation

- --------------------------------------------------------------------------------
                                                                   December 31
(Dollars in thousands)                                           1993       1992
================================================================================
Assets
Current assets:
  Cash and cash equivalents                                  $ 21,792   $  8,225
  Receivables                                                  48,898     51,795
  Inventories                                                  47,653     43,349
  Other current assets                                         14,596     16,366
- --------------------------------------------------------------------------------
    Total current assets                                      132,939    119,735
Property, plant and equipment, net                            196,491    204,460
Other assets                                                    7,899     10,323
- --------------------------------------------------------------------------------
    Total assets                                             $337,329   $334,518
- --------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Long-term debt due within one year                         $  2,516   $  6,423
  Accounts payable and accrued liabilities                     24,412     26,881
  Payroll and benefits payable                                  9,216     11,196
  Accrued income taxes                                          2,131        576
- --------------------------------------------------------------------------------
    Total current liabilities                                  38,275     45,076
Long-term debt                                                  6,477      6,797
Deferred income taxes                                          35,718     34,122
Other liabilities                                               9,793      9,707
- --------------------------------------------------------------------------------
    Total liabilities                                          90,263     95,702
- --------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares
    authorized, 41,102,360 and 40,903,760 shares
    issued                                                        411        409
  Additional paid-in capital                                   61,339     60,762
  Retained earnings                                           179,427    166,835
  Cumulative translation adjustments                            7,504     10,810
- --------------------------------------------------------------------------------
                                                              248,681    238,816
  Treasury stock, at cost, 153,600 shares
    at December 31, 1993                                       (1,615)        --
- --------------------------------------------------------------------------------
    Total shareholders' equity                                247,066    238,816
- --------------------------------------------------------------------------------
    Total liabilities and shareholders' equity               $337,329   $334,518
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
Calgon Carbon Corporation

- -------------------------------------------------------------------------------
                                                       Year Ended December 31
(Dollars in thousands)                               1993       1992      1991
===============================================================================
Cash flows from operating activities
Net income                                       $ 19,153   $ 17,983  $ 38,102
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Cumulative effect of a change in accounting
  principle for income taxes                           --     10,654        --
  Depreciation and amortization                    18,676     16,649    12,986
  Employee benefit plan provisions                  1,373        733       643
  Changes in assets and liabilities:
    Decrease in receivables                         2,897      6,777     2,884
    (Increase) in inventories                      (4,304)    (5,755)     (982)
    (Increase) decrease in other current assets     1,770      2,749   (10,131)
    (Decrease) in accounts payable and accruals    (2,894)    (7,607)     (415)
    Increase in deferred income tax liabilities     3,124      4,622     5,501
  Other items-net                                   1,275     (1,396)   (1,425)
- ------------------------------------------------------------------------------
    Net cash provided by operating activities      41,070     45,409    47,163
- ------------------------------------------------------------------------------
Cash flows from investing activities
 Property, plant and equipment expenditures       (15,114)   (24,046)  (70,571)
 Proceeds from disposals of equipment               1,082      1,266       659
- ------------------------------------------------------------------------------
    Net cash used in investing activities         (14,032)   (22,780)  (69,912)
- ------------------------------------------------------------------------------
Cash flows from financing activities
 Net proceeds from (repayments of) borrowings      (3,771)   (13,424)   16,971
 Treasury stock purchases                          (1,615)        --        --
 Common stock dividends                            (6,561)    (6,538)   (6,515)
 Other                                                138        109        78
- ------------------------------------------------------------------------------
   Net cash (used in) provided by financing
    activities                                    (11,809)   (19,853)   10,534
- ------------------------------------------------------------------------------
Effect of exchange rate changes on cash            (1,662)    (2,796)   (1,525)
- ------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents   13,567        (20)  (13,740)
Cash and cash equivalents, beginning of period      8,225      8,245    21,985
- ------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $ 21,792   $  8,225  $  8,245
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders' Equity
Calgon Carbon Corporation

- ----------------------------------------------------------------------------------------------------------------------------------
                             Common                Additional                 Cumulative             Treasury Stock
                             Shares      Common       Paid-in    Retained    Translation   Sub-      ---------------
(Dollars in thousands)       Issued      Shares       Capital    Earnings    Adjustments   Total     Shares   Amount     Total
==================================================================================================================================
Balance, December 31, 1990   20,318,480  $  203     $60,781      $123,803     $15,005      $199,792       --    $   --   $199,792

1991
- ----
Net income                           --      --          --        38,102          --        38,102       --        --     38,102
Employee stock plans             80,400       1          77            --          --            78       --        --         78
Common stock dividends
  Stock                      20,350,080     203        (203)           --          --            --       --        --         --
  Cash ($.16 per share)              --      --          --        (6,515)         --        (6,515)      --        --     (6,515)
Translation adjustments              --      --          --            --        (546)         (546)      --        --       (546)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991   40,748,960     407      60,655       155,390      14,459       230,911       --        --    230,911
- ----------------------------------------------------------------------------------------------------------------------------------

1992
- ----
Net income                           --      --          --        17,983          --        17,983       --        --     17,983
Employee stock plans            154,800       2         107            --          --           109       --        --        109
Common stock dividends
  Cash ($.16 per share)              --      --          --        (6,538)         --        (6,538)      --        --     (6,538)
Translation adjustments              --      --          --            --      (3,649)       (3,649)      --        --     (3,649)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992   40,903,760     409      60,762       166,835      10,810       238,816       --        --    238,816
- ----------------------------------------------------------------------------------------------------------------------------------

1993
- ----
Net income                           --      --          --        19,153          --        19,153       --        --     19,153
Employee stock plans            198,600       2         577            --          --           579       --        --        579
Common stock dividends
  Cash ($.16 per share)              --      --          --        (6,561)         --        (6,561)      --        --     (6,561)
Translation adjustments              --      --          --            --      (3,306)       (3,306)      --        --     (3,306)
Treasury stock purchased             --      --          --            --          --            --  153,600    (1,615)    (1,615)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993   41,102,360  $  411     $61,339      $179,427     $ 7,504      $248,681  153,600   $(1,615)  $247,066
==================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Calgon Carbon Corporation
- --------------------------------------------------------------------------------
1.  Statement of Accounting Policies

Operations

The Company's operations are conducted in one business segment, the production and marketing of activated carbons and related products and services.

Principles of Consolidation

The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly-owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada, Inc., Chemviron Carbon Ltd., Calgon Carbon Investments Inc. and the Company's foreign sales corporation. A portion of the Company's international operations in Europe are owned directly by the Company and are operated as branches. The Company's 50% investment in Calgon Far East Co., Ltd. is accounted for by the equity method. Intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

Substantially all assets and liabilities of the Company's international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are accumulated in a separate component of shareholders' equity, net of tax effects. Transaction gains and losses are included in income.

Revenue Recognition

Revenue and related costs are recognized when goods are shipped or services are rendered to customers.

Inventories

Inventories are carried at the lower of cost or market. Inventory costs are determined using the last in, first out (LIFO) method except at Chemviron Carbon GmbH and Calgon Carbon Canada, Inc., where cost is determined by the first in, first out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment expenditures are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation for financial statement purposes is computed on the straight-line method over the estimated remaining service lives of the assets, which are from twenty to thirty years for buildings and land improvements, fifteen years for machinery and equipment and seven years for vehicles.

Income Taxes

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." (See Note 11 to the Consolidated Financial Statements.)

Pensions

Substantially all U.S. employees of the Company are covered by one of three non-contributory defined benefit pension plans. It is the Company's policy to annually fund net pension cost accrued to these plans, subject to minimum and maximum amounts specified by regulations. In Europe, employees are also covered by various defined benefit pension plans or government sponsored defined contribution plans. The Company funds these plans according to local laws and practices.

Statement of Cash Flows

For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
- --------------------------------------------------------------------------------
2.  Restructuring Charges

The charge of $1,733,000 in the fourth quarter of 1993 consists of worldwide personnel costs associated with the voluntary retirement incentive program and other staff terminations.

The first and fourth quarters of 1992 included charges of $690,000 and $4,507,000, respectively, for the restructuring of operations at the Brilon-Wald, Germany activated carbon plant, for a voluntary retirement incentive program in the United States, and for termination costs at several locations. The total restructuring costs for 1992 included $2,966,000 for employee terminations and net property and spare parts write-offs for operations at the Brilon-Wald plant. The cost of the voluntary retirement incentive program and termination payments at various locations totalled $2,231,000.

- --------------------------------------------------------------------------------
3.  Inventories


                                                                December 31
(Thousands)                                                    1993     1992
==============================================================================
 Raw materials                                                $ 8,758  $10,789
 Finished goods                                                38,895   32,560
- ------------------------------------------------------------------------------
 Total                                                        $47,653  $43,349
==============================================================================

Approximately 62% of total inventories at December 31, 1993 are valued using the LIFO method. The LIFO carrying value of inventories exceeded the related current cost by $2,463,000 and $2,497,000 at December 31, 1993 and 1992,
respectively.

- --------------------------------------------------------------------------------
4.  Property, Plant and Equipment

                                                               December 31
(Thousands)                                                  1993       1992
==============================================================================
Land and improvements                                      $ 13,586   $ 13,925
Buildings                                                    20,474     20,354
Machinery and equipment                                     241,575    233,954
Furniture and vehicles                                        7,667      7,451
- ------------------------------------------------------------------------------
                                                           $283,302   $275,684
Less accumulated depreciation                               (86,811)   (71,224)
- ------------------------------------------------------------------------------
Net                                                        $196,491   $204,460
==============================================================================

- -------------------------------------------------------------------------------
 5.  Long-Term Debt

                                                                 December 31
 (Thousands)                                                   1993       1992
==============================================================================
 Pollution control debt
   Ashland, Kentucky bonds                                 $  5,100   $  5,100
   German pollution control loans                               987      1,264
   German wastewater control loans                              601        654
 German credit facility                                       2,305      6,202
- ------------------------------------------------------------------------------
 Total                                                     $  8,993   $ 13,220
 Less current maturities of long-term debt                   (2,516)    (6,423)
- ------------------------------------------------------------------------------
 Net                                                       $  6,477   $  6,797
==============================================================================

Pollution Control Debt

The City of Ashland, Kentucky Floating Rate Pollution Control Revenue bonds bear interest at a defined floating rate and are due October 1, 2006. During the year ended December 31, 1993, the Company paid interest on these bonds at an average rate of 3.2%. These pollution control bonds are secured by certain pollution control projects located at the Company's Big Sandy, Kentucky plant.

The German pollution control loans consist of three loans, due March 31, 1997, 1998 and 2000 and have fixed interest rates of 5.0%, 6.5% and 6.0%,respectively.

The German wastewater control loans consist of four loans. Three loans are due February 28, 2016 and one loan is due February 28, 2017. All four loans have a fixed interest rate of 1.5%.

United States Credit Facilities

The Company's two credit facilities totalling $20 million expire in April and May of 1994. The Company pays annual facility fees of one-eighth percent and one-quarter percent on the unused portion of each credit line. The facilities provide for interest rates based upon prime rates with other interest options available. As of December 31, 1993, no amounts were outstanding related to these credit facilities.

German Credit Facility

Chemviron Carbon GmbH has a bank credit facility which provides for borrowing up to $11,527,000. The facility has no set maturity date and is made available on an until further notice basis. No commitment fee is required on unborrowed funds. The facility bears interest at the German bank rate with other interest options available. As of December 31, 1993, the weighted average interest rate was 7.2% on loans outstanding.

Restrictive Covenants

The United States credit facilities' covenants impose financial restrictions on the Company, including maintaining certain ratios of total liabilities to tangible net worth and operating income to interest expense. At December 31, 1993 the Company was in compliance with all financial covenants relating to the credit facilities in the United States.

The German credit facility has no covenants.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at December 31, 1993 of $2,516,000 in 1994, $215,000 in 1995 and 1996,
respectively, $197,000 in 1997, and $146,000 in 1998.

- --------------------------------------------------------------------------------
6.  Lease Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles.

Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $4,535,000 in 1994, $3,937,000 in 1995, $3,507,000 in 1996, $3,216,000 in 1997, $3,130,000
in 1998 and $20,302,000 thereafter.

Total rental expenses on all operating leases were $4,996,000 , $5,075,000 and $5,125,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

- --------------------------------------------------------------------------------
7.  Shareholders' Equity

The 12,148,508 shares of Class A stock outstanding at December 31, 1993 must be converted to common stock on a share-for-share basis when the Class A stock is released from a voting trust which terminates March 1, 1995. The common stock and the Class A stock have identical rights except that holders of Class A stock are entitled to 10 votes per share with respect to each matter submitted to a vote of the shareholders.

On July 13, 1993, the Board of Directors authorized the Company to purchase up to two million shares, or approximately 5% of its common stock. Purchases will be made from time to time at prices management considers appropriate and the repurchased shares will be held as treasury stock. As of December 31, 1993, the Company had purchased 153,600 shares of its common stock at an aggregate cost of $1,615,000.

At the Company's annual meeting of shareholders held in April 1990, an amendment to the Certificate of Incorporation was approved which affected the capital structure of the Company and modified the class voting rights of common shareholders. The amendment increased the number of authorized shares of common stock and Class A stock from 30,000,000 shares to 100,000,000 shares and increased the number of shares of preferred stock which the Company is authorized to issue from 1,000,000 shares to 5,000,000 shares. The amendment eliminated the common stock's separate class voting on amending or deleting any provision of Section 4 of the Certificate of Incorporation (relating to the capital stock of the Company) and amending, waiving or deleting provisions of the voting trust agreement. The amendment also permits the issuance of additional shares of Class A stock without a separate class vote of the common stock as long as the number of shares of Class A stock which would be outstanding after such issuance will not exceed 55% of the number of shares of common stock which would be outstanding immediately after such issuance.

- --------------------------------------------------------------------------------
8.  1985 Stock Option Plan

The Company has an Employee Stock Option Plan for officers and other key employees of the Company. Stock options may be "nonstatutory," with a purchase price not less than 80% of fair market value on the date of the grant, or "incentive" with a purchase price of not less than 100% of the fair market value on that date. Stock appreciation rights may be granted at date of option grant or at any later date during the term of the option.

There were 4,138,640 shares available for issuance under the Plan. In 1985, 2,096,000 options were granted and were exercised in 1985 and 1986. "Incentive" stock options granted since 1986 become exercisable two years after the date of grant in five equal annual installments and are no longer exercisable after the expiration of ten years from the date of grant. Transactions for 1993, 1992 and 1991 are as follows:


                                                 1993       1992       1991
==============================================================================
Options outstanding January 1                    604,600    761,300    860,800
Granted                                               --     12,500     17,500
Exercised                                        198,600    154,800    112,000
Cancelled                                          9,400     14,400      5,000
Options outstanding at December 31               396,600    604,600    761,300
Option price range at December 31               $    .70   $    .70   $    .70
                                                   to         to         to
                                                $  23.13   $  23.13   $  23.13
Options exercisable at December 31               167,300    176,200    134,800
- ------------------------------------------------------------------------------
Options available for grant at December 31     1,051,040  1,041,640  1,039,740
==============================================================================

- --------------------------------------------------------------------------------
9.  Employee Growth Sharing Plan

Under the Plan, an employee growth sharing plan pool is calculated as a percentage of the increase in year-to-year pre-tax income plan pool which will be distributed to full time employees not eligible to receive a cash bonus under any other incentive plan of the Company. This plan pool may be adjusted by the Board of Directors at its sole discretion in any plan year in order to reflect any material events that would impact the calculation in either a positive or negative manner. There was no pool for distribution for the years ending December 31, 1993, 1992 and 1991.

- --------------------------------------------------------------------------------
10.  Pensions

The Company has a number of non-contributory defined benefit pension plans for its U.S. employees which provide benefits based upon the greater of a fixed rate per month or a percentage of average compensation. Prior service and compensation of employees formerly covered by pension plans of the previous owners of the Company's operations are considered in the determination of benefits payable under Company plans. By agreement with previous owners, benefits payable under Company plans are reduced by the benefit amounts attributable to the previous owners which are computed utilizing a 2.5% compensation increase assumption.

Domestic plan assets are invested primarily in commingled equity and government security trust funds administered by a bank. Prior service cost for all plans is amortized on a straight-line basis over the remaining average service period of employees expected to receive benefits under the plans. For U.S. plans, net pension costs, amounts recognized in the balance sheet and significant assumptions are as follows:


                                                      Year Ended December 31
(Thousands)                                          1993      1992      1991
===============================================================================
 Service cost-benefits earned during the period    $ 1,615    $1,641    $1,586
 Interest cost on projected benefit obligation       1,898     1,661     1,218
 Net amortization                                      290       288       240
- ------------------------------------------------------------------------------
                                                     3,803     3,590     3,044
- ------------------------------------------------------------------------------
 Return on plan assets:
   Actual (return)                                  (1,090)     (363)     (990)
   Amount deferred                                      22      (406)      484
- ------------------------------------------------------------------------------
 Recognized return on plan assets                   (1,068)     (769)     (506)
- ------------------------------------------------------------------------------
 Net pension cost for the period                   $ 2,735    $2,821    $2,538
==============================================================================
 Discount rate                                        8.25%     8.25%     8.50%
 Long-term rate of return on assets                   8.50%     7.50%     7.50%
- ------------------------------------------------------------------------------

In addition to the above pension cost for the year ended December 31, 1993, the Company recognized $197,000 for pension curtailment and settlement losses associated with the voluntary retirement incentive program.

                                                              December 31
(Thousands)                                                1993        1992
===============================================================================
 Actuarial present value of benefit obligation
   Vested benefits                                       $ (8,738)    $ (8,450)
   Nonvested benefits                                      (2,541)      (1,156)
- -------------------------------------------------------------------------------
 Accumulated benefit obligations                         $(11,279)    $ (9,606)
===============================================================================
 Projected benefit obligation                            $(23,553)    $(24,565)
 Plan assets at fair value                                 14,297       12,298
- -------------------------------------------------------------------------------
 Projected benefit obligation in excess of plan assets   $ (9,256)    $(12,267)
 Unrecognized net loss from past
   experience different from assumed                        1,319        4,638
 Prior service cost not yet recognized in net
   periodic pension cost                                    3,789        3,985
- -------------------------------------------------------------------------------
 Pension liability included in the balance sheet         $ (4,148)    $ (3,644)
===============================================================================
 Discount rate                                               7.50%        8.25%
 Rate of increase in compensation levels               1.40%-4.50%        5.50%
- -------------------------------------------------------------------------------

There are several defined benefit plans covering certain employees of Chemviron Carbon GmbH for which the obligations are accrued but not funded in accordance with local practice. Benefits under these plans are generally based on a percentage of average compensation.

The European employees in the branches and United Kingdom subsidiary participate in certain contributory defined benefit pension plans which guarantee a pension over the state pension level. These plans are funded by employee contributions calculated as a percentage of their compensation with the balance of the plan funding provided by Company contributions. Funds are managed by an insurance company under a deposit administration contract. Benefits under these plans are generally based upon a percentage of final earnings subject to an upper earnings limit.

For European plans, net pension costs, amounts recognized in the balance sheet and significant assumptions are as follows:

                                                       Year Ended December 31
(Thousands)                                           1993      1992       1991
===================================================================================
 Service cost-benefits earned during the period    $    620   $    627   $    538
 Interest cost on projected benefit obligation          769        717        563
 Net amortization                                        72         77         70
- -----------------------------------------------------------------------------------
                                                      1,461      1,421      1,171
- -----------------------------------------------------------------------------------
 Return on plan assets:
   Actual (return)                                     (221)       (31)       (99)
   Amount deferred                                      (13)      (153)        (5)
- -----------------------------------------------------------------------------------
 Recognized return on plan assets                      (234)      (184)      (104)
- -----------------------------------------------------------------------------------
 Net pension cost for the period                   $  1,227   $  1,237   $  1,067
===================================================================================
 Discount rate                                      8.0-9.0%   8.0-9.0%   8.0-9.0%
 Long-term rate of return on assets                 7.0-8.0%   8.0-9.0%   8.0-9.0%
- -----------------------------------------------------------------------------------
                                                                    December 31
 (Thousands)                                                      1993      1992
===================================================================================
 Actuarial present value of benefit obligation
   Vested benefits                                            $ (5,758)  $ (5,955)
   Nonvested benefits                                             (431)      (425)
- -----------------------------------------------------------------------------------
 Accumulated benefit obligations                              $ (6,189)  $ (6,380)
===================================================================================
 Projected benefit obligation                                 $ (9,854)  $ (9,424)
 Plan assets at fair value                                       2,742      2,734
- -----------------------------------------------------------------------------------
 Projected benefit obligation in excess of plan assets        $ (7,112)  $ (6,690)
 Unrecognized net loss from past
   experience different from assumed                               404        391
 Unrecognized net transition obligation,
   net of amortization                                             940      1,073
- -----------------------------------------------------------------------------------
 Pension liability included in the balance sheet              $ (5,768)  $ (5,226)
===================================================================================
 Discount rate                                                 7.0-8.0%   8.0-9.0%
 Rate of increase in compensation levels                       4.0-6.0%   5.0-7.5%
- -----------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
11.  Provision for Income Taxes

In 1992, the Company adopted SFAS No. 109 which requires an asset and liability approach in accounting for income taxes. Under this method, deferred income taxes are provided to reflect the future tax consequences of carryforwards and differences between the tax bases of assets and liabilities and their financial bases at each year-end. The unfavorable cumulative effect of the change in accounting principle determined as of January 1, 1992 totaled $10,654,000 ($.26 per share). On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 became law. This act changed the United States tax rates retroactively to January 1, 1993. As required by SFAS No. 109, these new income tax rates resulted in a remeasurement of the liability for deferred income taxes of $456,000, increasing "Provision for income taxes".

The components of the provision for income taxes were as follows:

                                            Year Ended December 31
(Thousands)                                1993      1992     1991(a)
=====================================================================
 Current
   Federal                               $ 2,703   $ 9,232   $11,525
   State and local                           564     1,470     2,095
   Foreign                                 2,983     2,698     4,812
- ---------------------------------------------------------------------
                                           6,250    13,400    18,432
- ---------------------------------------------------------------------
 Deferred
   Federal                                 3,981     1,675     2,766
   State and local                           969       543        --
   Foreign                                   438      (263)    1,414
- ---------------------------------------------------------------------
                                           5,388     1,955     4,180
- ---------------------------------------------------------------------
 Provision for income taxes              $11,638   $15,355   $22,612
=====================================================================

Income before income taxes for 1993, 1992 and 1991 includes $7,531,000, $9,145,000 and $17,359,000, respectively, generated by operations outside the United States.

The difference between the U.S. federal statutory tax rate and the Company's effective income tax rate is as follows:

                                            Year Ended December 31
                                           1993     1992     1991(a)
=====================================================================
 U.S. federal statutory rate               35.0%    34.0%     34.0%
 State income taxes, net of federal
   income tax benefit                       3.2      3.0       2.3
 Book/tax basis difference on acquired
   fixed assets                              --       --       1.9
 Foreign taxes--net (benefits) costs         .5     (1.8)       --
 Other--net                                 (.9)    ( .3)     (1.0)
- ---------------------------------------------------------------------
 Effective income tax rate                 37.8%    34.9%     37.2%
=====================================================================

(a) Computed in accordance with Accounting Principles Board Opinion No. 11. The deferred tax provision for 1991 was primarily the result of timing differences related to depreciation.

Operating loss and credit carryforwards of $6,545,000 in foreign jurisdictions at December 31, 1993 have no expiration dates.

The Company's U.S. income tax returns have been examined by the Internal Revenue Service through 1991. Management believes that adequate provisions for taxes have been made through December 31, 1993.

The components of deferred taxes are comprised of the following:

                                                Year Ended December 31
(Thousands)                                           1993        1992
========================================================================
 Deferred tax assets
   U.S. federal benefits on foreign income         $ 2,696     $ 2,399
   Foreign tax loss and credit carryforwards         2,676       3,736
   Pensions                                          1,411         959
   Accruals                                            920         868
   Organization costs                                  694         675
   Other                                               405         346
- ------------------------------------------------------------------------
 Total deferred tax assets                         $ 8,802     $ 8,983
========================================================================
 Deferred tax liabilities
   Property, plant and equipment                   $35,769     $31,212
   Cumulative translation adjustment                 4,975       6,503
   Inventories                                       1,556       1,526
   U.S. federal taxes on unremitted earnings
     of foreign subsidiaries                            --         371
   Other                                               582         108
- ------------------------------------------------------------------------
 Total deferred tax liabilities                    $42,882     $39,720
========================================================================

- ------------------------------------------------------------------------
12.  Other Information

Repair and maintenance expenses were $20,008,000, $21,584,000 and $23,297,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Other (expense)-net includes net foreign currency transaction losses of ($486,000) and ($806,000) for the years ended December 31, 1993 and 1992, respectively, and gains of $294,000 for the year ended December 31, 1991. Also included are taxes other than on income of $1,049,000, $706,000 and $760,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Deferred taxes included in the translation adjustments for 1993, 1992 and 1991 were ($1,528,000), ($1,880,000) and ($281,000), respectively.

- ------------------------------------------------------------------------
13.  Supplemental Cash Flow Information


(Thousands)                                       1993       1992       1991
==============================================================================
 Cash paid during the year for
   Interest (net of $91 and $228 capitalized
     in 1992 and 1991, respectively)            $    994  $   1,351  $   1,032
   Income taxes (net of refunds)                $  4,305  $  14,915  $  22,391
- ------------------------------------------------------------------------------
 Bank debt
   Borrowings                                   $ 28,118  $ 214,438  $ 144,532
   Repayments                                    (31,889)  (227,862)  (127,561)
- ------------------------------------------------------------------------------
 Net proceeds from (repayment of) borrowings    $ (3,771) $ (13,424) $  16,971
==============================================================================

- --------------------------------------------------------------------------------
14.  Geographic Information

Net sales by the Company's operations in certain geographic areas, transfers between geographic areas and income from operations for 1993, 1992 and 1991 and identifiable assets, at the end of each year, classified by major geographic areas in which the Company operates, were as follows:


(Thousands)                            1993       1992       1991
===================================================================
 Sales to unaffiliated customers
   U.S.                              $165,919   $178,434   $191,203
   Europe                              97,002    112,861    111,100
   Canada                               6,503      7,076      6,070
- -------------------------------------------------------------------
                                     $269,424   $298,371   $308,373
===================================================================
 Transfers between areas
   U.S.                              $ 12,613   $ 11,653   $ 10,740
   Europe                              11,544      7,952      9,435
   Canada                                  --         --         --
- -------------------------------------------------------------------
                                     $ 24,157   $ 19,605   $ 20,175
===================================================================
 Income from operations
   U.S.                              $ 25,599   $ 37,554   $ 46,299
   Europe                               5,808      8,135     14,462
   Canada                               2,450      2,558      1,641
   Eliminations                          (842)    (1,594)    (1,144)
- -------------------------------------------------------------------
                                     $ 33,015   $ 46,653   $ 61,258
===================================================================
 Identifiable assets, end of year
   U.S.                              $230,618   $225,284   $218,677
   Europe                             105,791    108,359    116,162
   Canada                               1,820      1,935      1,937
   Eliminations                          (900)    (1,060)      (812)
- -------------------------------------------------------------------
                                     $337,329   $334,518   $335,964
===================================================================

Transfers between geographic areas are at prices in excess of cost and the resultant income is assigned to the geographic area of manufacture. Interarea income remaining in inventories is eliminated in consolidation.

- --------------------------------------------------------------------------------

Quarterly Financial Data - Unaudited
(Dollars in thousands except per share data)

                                          1993                                     1992
                          --------------------------------------  -------------------------------------
                            1st       2nd       3rd      4th         1st       2nd       3rd      4th
                          Quarter   Quarter   Quarter  Quarter     Quarter   Quarter   Quarter  Quarter
================================================================  =====================================
Net sales                  $63,732   $72,689  $ 65,967 $ 67,036   $70,148    $79,425   $77,670  $71,128
Gross profit               $25,785   $27,594  $ 25,086 $ 26,477   $29,118    $32,918   $30,624  $28,977
Net income (loss)(a)       $ 5,166   $ 5,724  $  4,118 $  4,145   $(3,962)   $ 9,606   $ 7,926  $ 4,413
                           =====================================  =====================================

- ----------------------------------------------------------------  -------------------------------------

Common Stock Data:
Net income (loss)
 per common share(a)       $   .13   $   .14  $    .10 $    .10   $  (.10)   $   .24   $   .19  $   .11
                           =====================================  =====================================

Average common
 shares outstanding         40,964    41,027    41,037   40,967    40,774     40,852    40,875   40,885
- -------------------------------------------------------------------------------------------------------

(a) The cumulative effect of a change in accounting principle for income taxes was ($10,654,000) or ($.26) per share in the first quarter of 1992. See Note 11 to the Consolidated Financial Statements for details of the adoption of SFAS 109.

Item 9.   Disagreements with Accountants:

None.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of its Stockholders.


Item 11.  Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of its Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management:

Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1994 Annual Meeting of its Stockholders.


Item 13.  Certain Relationships and Related Transactions:

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of its Stockholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K:

A.  Financial Statements
    Financial statements filed as part of this report are listed in the index to Consolidated Financial Statements and Supplementary Data on page 12.
B.  Financial Statement Schedules
    Schedule V.  Property, Plant and Equipment
    Schedule VI. Accumulated Depreciation of Property, Plant and Equipment

All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.


C.    Exhibits                                                           Page
                                                                         ----
       3.1  Amended Certificate of Incorporation                          (f)

       3.2  By-laws of the Registrant                                     (a)

       9.1  Voting Trust Agreement                                        (b)

       9.2  Voting Trust Certificate of Amendment                         (d)

      10.1* Calgon Carbon Corporation Stock Option Plan, as Amended       (g)

      10.2* Officers Incentive Plan of Calgon Carbon Corporation          (c)

      22.0  Subsidiaries of the Company                                   (e)

      23.0  Consent of Independent Accountants                           (33)

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(d) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(e) Incorporated herein by reference to Exhibit 22.0 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1988.
(f) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(g) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.

*   Executive compensation plans.

D.  Reports on Form 8-K
    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                Calgon Carbon Corporation


March 4, 1994                  By          /s/ THOMAS A. MCCONOMY
- -------------                    ---------------------------------------
   (Date)                                    Thomas A. McConomy
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



Signature                                   Title                   Date
- ---------                                   -----                   ----
    /s/ THOMAS A. MCCONOMY     President, Chief Executive       March 4, 1994
- -----------------------------    Officer, Director
Thomas A. McConomy

      /s/ C. P. SHANNON        Senior Vice President, Chief     March 4, 1994
- -----------------------------    Financial and Accounting
C. P. Shannon                    Officer


      /s/ COLIN BAILEY         Executive Vice President, Chief  March 4, 1994
- -----------------------------    Operating Officer, Director
Colin Bailey

     /s/ RONALD R. TISCH       Senior Vice President, Director  March 4, 1994
- -----------------------------
Ronald R. Tisch

    /s/ ROGER H. ZANITSCH      Senior Vice President, Director  March 4, 1994
- -----------------------------
Roger H. Zanitsch

  /s/ ROBERT W. CRUICKSHANK    Director                         March 4, 1994
- -----------------------------
Robert W. Cruickshank

    /s/ WILLIAM J. GILLIAM     Director                         March 4, 1994
- -----------------------------
William J. Gilliam

    /s/ ARTHUR L. GOESCHEL     Director                         March 4, 1994
- -----------------------------
Arthur L. Goeschel

     /s/ NICK H. PRATER        Director                         March 4, 1994
- -----------------------------
Nick H. Prater

      /s/ HARRY H. WEIL        Director                         March 4, 1994
- -----------------------------
Harry H. Weil


Schedule V.  Property, Plant and Equipment
Calgon Carbon Corporation

- --------------------------------------------------------------------------------------------
                          Balance at                                            Balance at
                        Beginning of     Additions                     Other        End of
(Thousands)                     Year     at Cost      Retirements      Changes        Year
- --------------------------------------------------------------------------------------------
Year Ended
December 31, 1991
- --------------------------------------------------------------------------------------------
Land and improvements        $  8,850    $   907        $   -0-       $    20     $  9,777
Buildings                       9,078        523            -0-            20        9,621
Machinery and equipment       164,675     68,316           (804)          240      232,427
Furniture and vehicles          6,321        825            (21)          140        7,265
- --------------------------------------------------------------------------------------------
    Total                    $188,924    $70,571        $  (825)      $   420(a)  $259,090
- --------------------------------------------------------------------------------------------
Year Ended
December 31, 1992
- --------------------------------------------------------------------------------------------
Land and improvements        $  9,777    $ 4,513        $   (17)      $  (348)    $ 13,925
Buildings                       9,621     11,177             (3)         (441)      20,354
Machinery and equipment       232,427      7,750         (1,938)       (4,285)     233,954
Furniture and vehicles          7,265        606           ( 29)         (391)       7,451
- --------------------------------------------------------------------------------------------
    Total                    $259,090    $24,046        $(1,987)      $(5,465)(b) $275,684
- --------------------------------------------------------------------------------------------
Year Ended
December 31, 1993
- --------------------------------------------------------------------------------------------
Land and improvements        $ 13,925    $   -0-        $   -0-       $  (339)    $ 13,586
Buildings                      20,354        562             (5)         (437)      20,474
Machinery and equipment       233,954     13,946         (1,808)       (4,517)     241,575
Furniture and vehicles          7,451        606            (14)         (376)       7,667
- --------------------------------------------------------------------------------------------
    Total                    $275,684    $15,114        $(1,827)     $ (5,669)(c) $283,302
- --------------------------------------------------------------------------------------------

Notes: Reference is made to the Statement of Accounting Policies in Note 1 to the Consolidated Financial Statements.

(a) Includes foreign currency translation of $389,000 increase to property, plant and equipment and an increase of $31,000 from amortization of goodwill.
(b) Includes foreign currency translation of ($5,496,000) decrease to property, plant and equipment and an increase of $31,000 from amortization of goodwill.
(c) Includes foreign currency translation of ($5,761,000) decrease to property, plant and equipment, an increase of $92,000 from amortization of goodwill.

Schedule VI.  Accumulated Depreciation of Property, Plant and Equipment
Calgon Carbon Corporation
- --------------------------------------------------------------------------------

                                    Additions
                       Balance at  Charged to                            Balance at
                     Beginning of   Costs and                   Other        End of
(Thousands)                  Year    Expenses   Retirements   Changes          Year
- ---------------------------------------------------------------------------------------
Year Ended
December 31, 1991
- ---------------------------------------------------------------------------------------
Buildings                 $ 2,698     $   832    $      -0-    $    22      $ 3,552
Machinery and equipment    39,410      11,217         (156)        317       50,788
Furniture and vehicles      2,531         437          (10)         19        2,977
- ---------------------------------------------------------------------------------------
    Total                 $44,639     $12,486    $    (166)    $   358(a)   $57,317
- ---------------------------------------------------------------------------------------
Year Ended
December 31, 1992
- ---------------------------------------------------------------------------------------
Buildings                 $ 3,552     $   783    $      (4)    $   (87)     $ 4,244
Machinery and equipment    50,788      14,709         (697)     (1,225)      63,575
Furniture and vehicles      2,977         647          (20)       (199)       3,405
- ---------------------------------------------------------------------------------------
 Total                    $57,317     $16,139    $    (721)    $(1,511)(b)  $71,224
- ---------------------------------------------------------------------------------------
Year Ended
December 31, 1993
- ---------------------------------------------------------------------------------------
Buildings                 $ 4,244     $   863    $      (2)    $  (216)     $ 4,889
Machinery and equipment    63,575      16,404         (737)     (1,418)      77,824
Furniture and vehicles      3,405         890           (6)       (191)       4,098
- ---------------------------------------------------------------------------------------
     Total                $71,224     $18,157    $    (745)    $(1,825)(c)  $86,811
- ---------------------------------------------------------------------------------------

(a) Includes foreign currency translation effect on current year depreciation of $327,000 and $31,000 from amortization of goodwill.
(b) Includes foreign currency translation effect on current year depreciation of ($1,542,000) and $31,000 from amortization of goodwill.
(c) Includes foreign currency translation effect on current year depreciation of ($1,917,000) and $92,000 from amortization of goodwill.

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                   Method of      Page
  No.                  Description                         Filing       Number
- -------  --------------------------------------------     ----------  ----------
  3.1    Amended Certificate of Incorporation                (f)
  3.2    By-laws of the Registrant                           (a)
  9.1    Voting Trust Agreement                              (b)
  9.2    Voting Trust Certificate of Amendment               (d)
 10.1*   Calgon Carbon Corporation Stock Option Plan,
         as Amended                                          (g)
 10.2*   Officers Incentive Plan of Calgon Carbon
         Corporation                                         (c)
 22.0    Subsidiaries of the Company                         (e)
 23.0    Consent of Independent Accountants             Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Resgistrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(d) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(e) Incorporated herein by reference to Exhibit 22.0 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1988.
(f) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(g) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.

*    Executive compensation plans.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34019) of Calgon Carbon Corporation of our report dated February 10, 1994 appearing on page 13 of this report on Form 10-K.



PRICE WATERHOUSE
600 Grant Street
Pittsburgh, Pennsylvania  15219-2793
March 14, 1994