Form 10-Q
period 1994-03-31
CALGON CARBON CORPORATION
filed 1994-05-10
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-15903

                          CALGON CARBON CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                     25-0530110
    -------------------------------                      ------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                  P. O. Box 717, Pittsburgh, PA  15230-0717
                  -----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (412) 787-6700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     ------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes_____  No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at April 29, 1994
- -----------------------------             -----------------------------
Common Stock,  $.01 par value                    28,879,852 shares
Class A Stock, $.01 par value                    12,148,508 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED March 31, 1994


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
- ------   ---------------------

 Item 1.  Financial Statements
 ------   --------------------

                                                                   Page
                                                                   ----

            Introduction to the Financial Statements . . . . . . .   2

            Consolidated Statement of Income and
             Retained Earnings . . . . . . . . . . . . . . . . . .   3

            Consolidated Balance Sheet . . . . . . . . . . . . . .   4

            Consolidated Statement of Cash Flows . . . . . . . . .   5

            Selected Notes to Financial Statements . . . . . . . .   6

            Report of Independent Accountants on Review of
             Unaudited Interim Financial Information . . . . . . .   7


 Item 2. Management's Discussion and Analysis of Results
 ------  -----------------------------------------------
         of Operations and Financial Condition . . . . . . . . . .   8
         -------------------------------------


PART II - OTHER INFORMATION
- -------   -----------------


 Item 4.  Submission of Matters to a Vote of Security Holders . .  10
 ------   ---------------------------------------------------

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .  10
 ------   --------------------------------


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
- ----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
- -------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


     The consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and the notes included therein for the year ended December 31, 1993.

     The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management,necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year.

     Price Waterhouse has made a review based on procedures adopted by the American Institute of Certified Public Accountants of the unaudited consolidated financial statements included in this filing on Form 10-Q. As stated in its report on page 7, Price Waterhouse did not audit and, accordingly, does not express an opinion on the unaudited consolidated financial statements.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                              ------------------------
                                                   1994        1993
                                                 -------     --------
Net sales.................................... $    62,503  $    63,732
                                              -----------  -----------
Cost of products sold
  (excluding depreciation)...................      41,409       37,947
Depreciation.................................       4,802        4,865
Selling, general and
  administrative expenses....................      10,437       10,679
Research and development
  expenses...................................       1,646        1,569
                                              -----------  -----------
                                                   58,294       55,060
                                              -----------  -----------
Income from operations.......................       4,209        8,672

Interest income..............................         155          108
Interest expense.............................        (130)        (333)
Other income (expense)--net..................        (584)        (540)
                                              -----------  -----------
Income before income taxes...................       3,650        7,907

Provision for income taxes...................       1,306        2,741
                                              -----------  -----------
Net income...................................       2,344        5,166

Common stock dividends.......................      (1,642)      (1,640)
Retained earnings, beginning
  of period..................................     179,427      166,835
                                              -----------  -----------
Retained earnings, end of
  period..................................... $   180,129  $   170,361
                                              ===========  ===========
Net income per common share.................. $       .06  $       .13
                                              ===========  ===========

Weighted average shares outstanding..........  40,989,220   40,963,564
                                              ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                 March 31,   December 31,
                                                   1994         1993
                                                ----------  -------------
                                                (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents...................   $ 25,973       $ 21,792
  Receivables.................................     48,045         48,898
  Inventories.................................     49,262         47,653
  Other current assets........................     13,870         14,596
                                                 --------       --------
     Total current assets.....................    137,150        132,939

Property, plant and equipment, net............    195,674        196,491
Other assets..................................      8,774          7,899
                                                 --------       --------

     Total assets.............................   $341,598       $337,329
                                                 ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........   $  3,099       $  2,516
  Accounts payable and accrued liabilities....     23,738         24,412
  Payroll and benefits payable................     10,477          9,216
  Accrued income taxes........................      1,651          2,131
                                                 --------       --------
     Total current liabilities................     38,965         38,275

Long-term debt................................      6,410          6,477
Deferred income taxes.........................     37,801         35,718
Other liabilities.............................      9,425          9,793
                                                 --------       --------

     Total liabilities........................     92,601         90,263
                                                 --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,246,060 and
    41,102,360 shares issued..................        412            411
  Additional paid-in capital..................     61,438         61,339
  Retained earnings...........................    180,129        179,427
  Cumulative translation adjustments..........      9,436          7,504
                                                 --------       --------
                                                  251,415        248,681

  Treasury stock, at cost, 216,400 and
    153,600 shares............................     (2,418)        (1,615)
                                                 --------       --------

     Total shareholders' equity...............    248,997        247,066
                                                 --------       --------
     Total liabilities and
       shareholders' equity...................   $341,598       $337,329
                                                 ========       ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                Increase (decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)
                                  (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 ------------------
                                                   1994     1993
                                                 --------  --------

Cash flows from operating activities
- ------------------------------------
Net income....................................  $ 2,344    $   5,166
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization.............    4,941        4,996
    Employee benefit plan provisions..........      163          190
    Changes in assets and liabilities:
        (Increase) decrease in receivables....      853       (2,113)
        (Increase) in inventories.............   (1,609)      (6,993)
        Decrease in other current
          assets..............................      726          101
        (Decrease) in accounts
          payable and accruals................     (181)        (777)
        Increase in deferred income
          tax liabilities.....................    1,042          376
    Other items--net..........................   (1,333)         (19)
                                                -------    ---------
      Net cash provided by
        operating activities..................    6,946          927
                                                -------    ---------

Cash flows from investing activities
- ------------------------------------
  Property, plant and equipment expenditures..   (2,049)      (1,491)
  Proceeds from disposals of equipment........       74           49
                                                -------    ---------
      Net cash used in investing activities...   (1,975)      (1,442)
                                                -------    ---------
Cash flows from financing activities
- ------------------------------------
  Net proceeds from borrowings................      354        2,515
  Treasury stock purchases....................     (515)        --
  Common stock dividends......................   (1,642)      (1,640)
  Other.......................................      100           73
                                                -------    ---------
      Net cash (used in) provided by
        financing activities..................   (1,703)         948
                                                -------    ---------
Effect of exchange rate changes on cash.......      913         (125)
                                                -------    ---------
Increase in cash and cash equivalents.........    4,181          308
Cash and cash equivalents, beginning
  of period...................................   21,792        8,225
                                                -------    ---------
Cash and cash equivalents, end of period......  $25,973    $   8,533
                                                =======    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

  1.  Inventories:
                                             March 31, 1994   December 31, 1993
                                             --------------   -----------------
      Raw materials                               $  9,643        $  8,758
      Finished goods                                39,619          38,895
                                                  --------        --------
                                                  $ 49,262        $ 47,653
                                                  ========        ========

  2.  Supplemental Cash Flow Information:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1994            1993
                                                  --------        --------

      Cash paid during the period for:
        Interest                                  $     65        $    145
        Income taxes (refunds) net                $ (1,057)       $    228
                                                  --------        --------

      Bank debt:
        Borrowings                                $  8,588        $  6,857
        Repayments                                  (8,234)         (4,342)
                                                  --------        --------
      Net proceeds from
        borrowings                                $    354        $  2,515
                                                  ========        ========

   3. Common stock dividends declared in each of the quarters ended March 31, 1994 and 1993 were $.04 per common share.

                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and
   Shareholders of
   Calgon Carbon Corporation


   We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of March 31, 1994 and the related consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1994 and 1993. This financial information is the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with generally accepted accounting principles.

   We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 10, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



   PRICE WATERHOUSE

   Pittsburgh, PA
   May 10, 1994

   Item 2.  Management's Discussion and Analysis of Results of
   ------   --------------------------------------------------
             Operations and Financial Condition
             ----------------------------------

        This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

   Results of Operations
   ---------------------

        Net sales decreased by $1.2 million or 1.9% for the three month period ended March 31, 1994 versus the corresponding period in 1993. Net sales to the industrial process markets of $30.6 million for the three months ended March 31, 1994 were below the three month period ended March 31, 1993 by $2.4 million or 7.4%. This decrease can be primarily attributed to reduced European sales in the personal protection and solvent recovery system areas. Net sales to the environmental markets were $28.3 million for the three month period ended March 31, 1994. This represented an increase of $1.9 million or 7.0% versus the similar 1993 period. This increase occurred primarily in the municipal category, the net effect of declines in the United States due to non-repeat sales in the service and equipment areas, which were more than offset by increases in Europe resulting from sales under major contracts with water authorities in the United Kingdom. The consumer area reported sales of $2.9 million for the three months ended March 31, 1994. These results, representing a decrease of $.5 million or 14.5% versus the three months ended March 31, 1993, were due to colder and wetter weather in Central Europe. Overall, sales were affected by weak customer demand, the recession in Europe, worldwide competitive pressures and decreases due to exchange rate changes of $.8 million.

   Gross profit, before depreciation, as a percent of net sales was 33.7% for the three month period ended March 31, 1994. This represented a decline of
   6.7 percentage points from the comparable three month period ended March 31, 1993. This decline was the result of lower unit selling prices and customer shifts to lower margin products.

   Selling, general and administrative expenses decreased by $.2 million or 2.3% during the three months ended March 31, 1994 versus the similar period in 1993. This reduction included the effect of the year-end 1993 voluntary retirement incentive program and other staff terminations.

   Interest expense for the three months ended March 31, 1994 was $.1 million representing a decrease of $.2 million from the comparable 1993 period. This decrease was the result of lower debt in Germany.

   The effective tax rate for the three month period ended March 31, 1994 was 35.8% compared to 34.7% for the comparable 1993 period. The increase was due primarily to the reduced availability of foreign tax credits.

   Financial Condition
   -------------------

        Working Capital and Liquidity
        -----------------------------

        Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, normal capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the foreseeable future. The Company has recently completed the negotiation for an extension of a $10 million credit facility with a United States bank and is in the process of negotiations for the extension of another $10 million credit facility with another United States bank. Upon completion of this negotiation, the Company will have two United States credit facilities in the amounts of $10 million each, expiring at the end of April 1995 and at the end of May 1995, respectively, and a German credit facility in the amount of $12.0 million (deutsche mark 20 million) with a duration of "until further notice". Based upon its present financial position and history of operations, it is contemplated that these credit facilities, coupled with cash flow from operations, will provide sufficient liquidity to cover its debt service and any reasonable foreseeable working capital, capital expenditure, stock repurchase (see below) and dividend requirements.

   During 1993, the board of directors authorized the purchase of up to two million shares, or approximately 5%, of the Company's common stock. During the three months ended March 31, 1994, 62,800 shares of treasury stock were purchased at a cost of $.8 million. (Payment of $.3 million of this amount did not take place until early April 1994). Through March 31, 1994 the Company has purchased a total of 216,400 shares at a total cost of $2.4 million.

   Net cash provided by operating activities was $6.9 million for the three month period ended March 31, 1994. This represents an increase of $6.0 million from the three months ended March 31, 1993. The overall increase was the net effect of lower net income, offset by a reduced increase in working capital in 1994 versus 1993 and a greater increase in deferred income tax liabilities in 1994 versus 1993.

   Capital Expenditures and Investments
   ------------------------------------

        Capital expenditures for property, plant and equipment totaled $2.0 million for the three months ended March 31, 1994. This compares to expenditures of $1.5 million for the same period in 1993. The major portion of the 1994 expenditure amount was related to improvements at the Bodenfelde, Germany plant ($.9 million). Capital expenditures for the year 1994 are currently projected to be approximately $21.0 million.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders
   ------   ---------------------------------------------------

            None

   Item 6.  Exhibits and Reports on Form 8-K
   ------   --------------------------------

   (a)  Exhibits

            None

   (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended March 31, 1994.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CALGON CARBON CORPORATION
                                          -------------------------
                                                 (REGISTRANT)



   Date:  May 10, 1994               By /s/C.P. Shannon
                                        -------------------------------
                                        C. P. Shannon
                                        Sr. Vice President-Finance
                                        (Chief Financial Officer)