Form 10-Q
period 1994-06-30
CALGON CARBON CORPORATION
filed 1994-08-10
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ______
   -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes_____  No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at July 29, 1994
     -----------------------------            ----------------------------
Common Stock,  $.01 par value                    28,225,552 shares
Class A Stock, $.01 par value                    12,148,508 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED June 30, 1994



                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
- - ------   ---------------------

 Item 1.  Financial Statements
 ------   --------------------

                                                                   Page
                                                                   ----

            Introduction to the Financial Statements . . . . . . .   2

            Consolidated Statement of Income and
             Retained Earnings   . . . . . . . . . . . . . . . . .   3

            Consolidated Balance Sheet . . . . . . . . . . . . . .   4

            Consolidated Statement of Cash Flows . . . . . . . . .   5

            Selected Notes to Financial Statements . . . . . . . .   6

            Report of Independent Accountants on Review of
             Unaudited Interim Financial Information . . . . . . .   7


 Item 2. Management's Discussion and Analysis of Results
 ------  -----------------------------------------------
       of Operations and Financial Condition . . . . . . . . . . .   8
       -------------------------------------



PART II - OTHER INFORMATION
- - -------   -----------------


 Item 4.  Submission of Matters to a Vote of Security Holders. . .  11
 ------   ---------------------------------------------------

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  11
 ------   --------------------------------


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
- - ----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
- - -------  --------------------


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

     The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year.

     Price Waterhouse LLP has made a review based on procedures adopted by the American Institute of Certified Public Accountants of the unaudited consolidated financial statements included in this filing on Form 10-Q. As stated in its report on page 7, Price Waterhouse LLP did not audit and, accordingly, does not express an opinion on the unaudited consolidated financial statements.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)


                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                 -----------------------  ------------------------
                                   1994         1993         1994         1993
                                 ---------  ------------  -----------  ----------

Net sales.....................   $ 69,156      $ 72,689     $131,659     $136,421
                                 --------      --------     --------     --------

Cost of products sold
 (excluding depreciation).....     42,742        45,095       84,151       83,042
Depreciation..................      4,751         4,643        9,553        9,508
Selling, general and
 administrative expenses......     11,823        11,655       22,260       22,334
Research and development
 expenses.....................      1,566         1,590        3,212        3,159
                                 --------      --------     --------     --------
                                   60,882        62,983      119,176      118,043
                                 --------      --------     --------     --------
Income from operations........      8,274         9,706       12,483       18,378

Interest income...............        254           110          409          218
Interest expense..............       ( 99)         (267)        (229)        (600)
Other income (expense)--net...       (449)         (151)      (1,033)        (691)
                                 --------      --------     --------     --------
Income before income taxes....      7,980         9,398       11,630       17,305
Provision for income taxes....      2,758         3,674        4,064        6,415
                                 --------      --------     --------     --------
Net income....................      5,222         5,724        7,566       10,890

Common stock dividends........     (1,618)       (1,642)      (3,260)      (3,282)
Retained earnings, beginning
 of period....................    180,129       170,361      179,427      166,835
                                 --------      --------     --------     --------
Retained earnings, end of
 period.......................   $183,733      $174,443     $183,733     $174,443
                                 ========      ========     ========     ========
Net income per common share...       $.13          $.14         $.19         $.27
                                 ========    ==========     ========     ========
Weighted average shares
 outstanding.................. 40,764,618    41,026,527   40,876,299   40,995,220
                               ==========    ==========   ==========   ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                               June 30,   December 31,
                                                 1994         1993
                                               ---------  -------------
                                              (Unaudited)
      ASSETS
Current assets:
 Cash and cash equivalents...................  $ 25,801       $ 21,792
 Receivables.................................    46,720         48,898
 Inventories.................................    50,297         47,653
 Other current assets........................    13,962         14,596
                                               --------       --------
   Total current assets......................   136,780        132,939
Property, plant and equipment, net...........   195,053        196,491
Other assets.................................     9,004          7,899
                                               --------       --------
   Total assets..............................  $340,837       $337,329
                                               ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........  $    234       $  2,516
 Accounts payable and accrued liabilities....    25,287         24,412
 Payroll and benefits payable................    10,564          9,216
 Accrued income taxes........................     2,097          2,131
                                               --------       --------
   Total current liabilities.................    38,182         38,275
Long-term debt...............................     6,481          6,477
Deferred income taxes........................    39,326         35,718
Other liabilities............................     9,910          9,793
                                               --------       --------
   Total liabilities.........................    93,899         90,263
                                               --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,273,660 and
  41,102,360 shares issued...................       413            411
 Additional paid-in capital..................    61,457         61,339
 Retained earnings...........................   183,733        179,427
 Cumulative translation adjustments..........    11,591          7,504
                                               --------       --------
                                                257,194        248,681
 Treasury stock, at cost, 826,700 and
  153,600 shares.............................   (10,256)        (1,615)
                                               --------       --------
   Total shareholders' equity................   246,938        247,066
                                               --------       --------
   Total liabilities and
    shareholders' equity.....................  $340,837       $337,329
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

                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------

Cash flows from operating activities
- - ----------------------------------------------
Net income....................................  $  7,566   $ 10,890
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization.............     9,822      9,768
    Employee benefit plan provisions..........       333        456
    Changes in assets and liabilities:
        Decrease in receivables...............     2,178        774
        (Increase) in inventories.............   ( 2,644)   ( 5,334)
        (Increase) decrease in other current
          assets..............................       634    (   583)
        Increase (decrease) in accounts
          payable and accruals................     2,189    ( 4,509)
        Increase in deferred income
          tax liabilities.....................     1,408        186
    Other items--net..........................   ( 1,281)       986
                                                --------   --------
      Net cash provided by
        operating activities..................    20,205     12,634
                                                --------   --------

Cash flows from investing activities
- - ----------------------------------------------
  Property, plant and equipment expenditures..   ( 4,156)   ( 5,303)
  Proceeds from disposals of equipment........       392        201
                                                --------   --------
      Net cash used in investing activities...   ( 3,764)   ( 5,102)
                                                --------   --------

Cash flows from financing activities
- - ----------------------------------------------
  Net (repayments of) borrowings..............   ( 2,324)   ( 2,168)
  Treasury stock purchases....................   ( 8,641)        --
  Common stock dividends......................   ( 3,260)   ( 4,924)
  Other.......................................       120         92
                                                --------   --------
      Net cash (used in)
        financing activities..................   (14,105)   ( 7,000)
                                                --------   --------

Effect of exchange rate changes on cash.......     1,673    (   776)
                                                --------   --------

Increase (decrease) in cash and cash
  equivalents.................................     4,009    (   244)
Cash and cash equivalents, beginning
  of period...................................    21,792      8,225
                                                --------   --------

Cash and cash equivalents, end of period......  $ 25,801   $  7,981
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)
1.  Inventories:

                                            June 30, 1994   December 31, 1993
                                            -------------   -----------------
    Raw materials                             $ 10,369         $  8,758
    Finished goods                              39,928           38,895
                                              --------         --------
                                              $ 50,297         $ 47,653
                                              ========         ========

2.  Supplemental Cash Flow Information:

                                                    Six Months Ended June 30,
                                              -----------------------------------
                                                 1994                    1993
                                              --------                 --------
    Cash paid during the period for:
     Interest                                 $    198                  $    497
     Income taxes (refunds) net               $  1,476                  $  5,279
                                              --------                  --------

    Bank debt:
     Borrowings                               $ 11,405                  $ 13,770
     Repayments                                (13,729)                  (15,938)
                                              --------                  --------
    Net proceeds from
     borrowings                               $ (2,324)                 $ (2,168)
                                              ========                  ========

3. Common stock dividends declared in each of the quarters ended June 30, 1994 and 1993 were $.04 per common share.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of
Calgon Carbon Corporation


We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of June 30, 1994 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. This financial information is the responsibility of the Company's management.

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



PRICE WATERHOUSE LLP

Pittsburgh, PA
August 10 , 1994

Item 2.  Management's Discussion and Analysis of Results of
- - ------   --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
- - ---------------------

     Net sales for the three and six months ended June 30, 1994 decreased by $3.5 million or 4.9% and by $4.8 million or 3.5% respectively, versus the three and six months ended June 30, 1993. Net sales to the industrial process markets of $31.7 million and $62.3 million for the three and six months periods ended June 30, 1994 were below the comparable 1993 periods by $.8 million or 2.4% and $3.2 million or 4.9%, respectively. The decreases for both periods can be primarily attributed to lower sales in Europe particularly in the solvent recovery systems and personnel protection areas. During the quarter, these decreases were partially offset by improved domestic carbon sales in the food process, home water filter, gold and energy markets. Net sales to the environmental markets for the three and six month periods ended June 30, 1994 were $31.1 million and $59.5 million, respectively, representing a decrease of $.5 million or 1.6% for the quarter and an increase of $1.3 million or 2.3% versus the six months ended June 30, 1993. The decrease for the quarter can primarily be related to non-repeat and delayed equipment sales in the United States. The increase for the six month period occurred primarily in the municipal category, the net effect of declines in the United States due to non-repeat sales in the service and equipment areas, which were more than offset by increases in Europe resulting from sales under major contracts with water authorities in the United Kingdom. The consumer charcoal area reported net sales of $5.6 million for the three months ended June 30, 1994 and $8.5 million for the six months then ended. These results represented decreases of $2.3 million or 29.1% and $2.8 million or 24.7% versus the comparable 1993 periods. Both results were due to wetter weather in Central Europe during the barbecuing season. Overall, sales for both periods were affected by weak customer demand, the recession in Europe, worldwide competitive pressures and decreases due to exchange rate changes of $.5 million in the three month period and $1.3 million in the six month period ended June 30, 1994.

Gross profit, before depreciation, as a percentage of net sales was 38.2% for the three month period ended June 30, 1994 and 36.1% for the six month period then ended. Both periods included the positive effect of a credit received from the German government in the amount of DM 1.7 million (approximately $1.0 million) resulting from the installation of a new boiler at the Bodenfelde plant which enabled the plant to meet discharge requirements. During the period 1991 through 1993, amounts were paid when such discharge levels were exceeded. Had this credit not been received, gross profit, before depreciation, would have been 36.7% for the three months ended June 30, 1994 and 35.3% for the six months then ended. These adjusted results represented declines of

1.3 percentage points and 3.8 percentage points versus the three and six month periods ended June 30, 1993, respectively. Both declines, as adjusted, were the result of lower unit selling prices and customer shifts to lower margin products.

Selling, general and administrative expenses increased by $.2 million or 1.4% over the similar three month period in 1993 but decreased by $.1 million or .3% versus the six month period ended June 30, 1993.

Interest expense for the three and six month periods ended June 30, 1994 was $.1 million and $.2 million representing reductions of $.2 million and $.4 million from the similar 1993 periods. Both declines were the result of lower debt in Germany.

Other income (expense) -- net was unfavorable for both the quarter and six months ended June 30, 1994 versus the similar 1993 periods due to unfavorable swings in currency gains and losses and to increased "non-income" taxes.

The effective tax rates for the three and six months ended June 30, 1994 were 34.6% and 34.9 respectively. These rates represented decreases of 4.5 percentage points and 2.2 percentage points, respectively. Both decreases were primarily related to increased availability of foreign tax credits.

Financial Condition
- - -------------------

     Working Capital and Liquidity
     -----------------------------

     Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, normal capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the foreseeable future. The Company has two United States credit facilities in the amounts of $10 million each, expiring at the end of April 1995 and at the end of May 1995, respectively, and a German credit facility in the amount of $12.7 million (deutsche mark 20 million) with a duration of "until further notice". Based upon its present financial position and history of operations, it is contemplated that these credit facilities, coupled with cash flow from operations, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable working capital, capital expenditure, stock repurchase (see below) and dividend requirements.

During 1993, the board of directors authorized the purchase of up to two million shares, or approximately 5%, of the Company's common stock. During the six months ended June 30, 1994, 673,100 shares of treasury stock were purchased at a cost of $8.6 million. (During the three month period ended June 30, 1994, 610,300 shares were purchased at a cost of $7.8 million). Through June 30, 1994 the Company has purchased a total of 826,700 shares at a total cost of $10.3 million.

Net cash provided by operating activities was $20.2 million for the six month period ended June 30, 1994. This represents an increase of $7.6 million from the six months ended June 30, 1993. The overall increase was the net effect of lower net income, offset by a decrease in working capital in 1994 versus an increase in 1993, a greater increase in deferred income tax liabilities in 1994 versus 1993 and a number of other positive changes.

Cash flows from financing activities during the six months ended June 30, 1993 included the payment of three dividends versus two payments in the comparable 1994 period. This was due to the acceleration of the normal July 1 dividend payment to June 30, 1993.

Capital Expenditures and Investments
- - ------------------------------------

     Capital expenditures for property, plant and equipment totaled $4.1 million for the six months ended June 30, 1994. This compares to expenditures of $5.3 million for the same period in 1993. The major portion of the 1994 expenditure amount was related to improvements at the Bodenfelde, Germany plant ($1.2 million) and domestic service customer capital ($.9 million). Capital expenditures for the year 1994 are currently projected to be approximately $12.0 million.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------   ---------------------------------------------------

The annual meeting of stockholders was held April 19, 1994. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1.  All nominees for director listed in the proxy statement were elected.


                             Votes For      Votes Withheld
                            -----------     --------------

    Colin Bailey            145,243,193         208,128
    Ronald R. Tisch         145,229,757         221,564
    Roger H. Zanitsch       145,250,089         201,232

     The following directors continued in office after the meeting:

     Class of 1995
     -------------

     Robert W. Cruickshank
     Arthur L. Goeschel
     Thomas A. McConomy

     Class of 1996
     -------------

     William J. Gilliam
     Nick H. Prater
     Harry H. Weil

2. Price Waterhouse was elected as the independent accountants for 1994. (For, 145,324,403; Against, 64,456; Abstained, 62,462.)

Item 6.  Exhibits and Reports on Form 8-K
- - ------   --------------------------------

(a)  Exhibits

      None

(b)  Reports on Form 8-K

      There were no reports on Form 8-K filed for the quarter ended June 30, 1994.

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



                                   CALGON CARBON CORPORATION
                                   -------------------------
                                         (REGISTRANT)



Date:  August 10, 1994             By  /s/ C.P. Shannon
                                      -------------------------------
                                        C. P. Shannon
                                        Sr. Vice President-Finance
                                        (Chief Financial Officer)