Form 10-Q
period 1994-09-30
CALGON CARBON CORPORATION
filed 1994-11-10
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994 or ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-15903

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

Yes_____  No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at October 31, 1994
- -----------------------------                 -------------------------------
Common Stock,  $.01 par value                       28,510,352 shares
Class A Stock, $.01 par value                       11,898,508 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1994



                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
- ------   ---------------------

 Item 1.  Financial Statements
 ------   --------------------

                                                                  Page
                                                                  ----

            Introduction to the Financial Statements . . . . . . .   2

            Consolidated Statement of Income and
             Retained Earnings  . . . . . . . . . . . . . . . . .    3

            Consolidated Balance Sheet . . . . . . . . . . . . . .   4

            Consolidated Statement of Cash Flows . . . . . . . . .   5

            Selected Notes to Financial Statements . . . . . . . .   6

            Report of Independent Accountants on Review of
             Unaudited Interim Financial Information  . . . . . .    7


 Item 2. Management's Discussion and Analysis of Results
 ------  -----------------------------------------------
            of Operations and Financial Condition . . . . . . . .    8
            -------------------------------------



PART II - OTHER INFORMATION
- -------   -----------------


 Item 4.  Submission of Matters to a Vote of Security Holders. .    11
 ------   ---------------------------------------------------

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .    11
 ------   --------------------------------


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
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
                                  (Unaudited)


                                      Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                 ---------------------------   ------------------------
                                      1994           1993         1994         1993
                                 --------------  ------------  -----------  ----------

Net sales......................       $ 69,354   $    65,967     $201,013     $202,388
                                      --------   -----------     --------     --------

Cost of products sold
 (excluding depreciation)......         45,821        40,881      129,972      123,923
Depreciation...................          4,871         4,734       14,424       14,242
Selling, general and
 administrative expenses.......         11,577        11,367       33,837       33,701
Research and development
 expenses......................          1,481         1,751        4,693        4,910
                                      --------   -----------     --------     --------

                                        63,750        58,733      182,926      176,776
                                      --------   -----------     --------     --------

Income from operations.........          5,604         7,234       18,087       25,612

Interest income................            237           166          646          384
Interest expense...............            (91)         (178)        (320)        (778)
Other income (expense)--net .             (383)         (422)      (1,416)      (1,113)
                                      --------   -----------     --------     --------

Income before income taxes.....          5,367         6,800       16,997       24,105

Provision for income taxes.....          1,652         2,682        5,716        9,097
                                      --------   -----------     --------     --------

Net income.....................          3,715         4,118       11,281       15,008

Common stock dividends.........         (1,616)       (1,641)      (4,876)      (4,923)
Retained earnings, beginning
 of period.....................        183,733       174,443      179,427      166,835
                                      --------   -----------     --------     --------
Retained earnings, end of
 period........................       $185,832   $   176,920     $185,832     $176,920
                                      ========   ===========     ========     ========
Net income per common share .         $    .09   $       .10     $    .28     $    .37
                                      ========   ===========     ========     ========

Weighted average shares
 outstanding . . . . . . . .        40,393,502    41,037,197    40,713,598  41,009,366
                                    ==========   ===========    ==========  ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                               September 30,   December 31,
                                                    1994           1993
                                               --------------  ------------
                                                (Unaudited)

     ASSETS
Current assets:
 Cash and cash equivalents...................       $ 31,127       $ 21,792
 Receivables.................................         47,544         48,898
 Inventories.................................         47,280         47,653
 Other current assets........................         14,281         14,596
                                                    --------       --------
   Total current assets......................        140,232        132,939

Property, plant and equipment, net...........        192,878        196,491
Other assets.................................          8,753          7,899
                                                    --------       --------

   Total assets..............................       $341,863       $337,329
                                                    ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........       $    448       $  2,516
 Accounts payable and accrued liabilities....         22,231         24,412
 Payroll and benefits payable................         10,606          9,216
 Accrued income taxes........................          1,101          2,131
                                                    --------       --------
   Total current liabilities.................         34,386         38,275

Long-term debt...............................          6,402          6,477
Deferred income taxes........................         41,834         35,718
Other liabilities............................          9,942          9,793
                                                    --------       --------

   Total liabilities.........................         92,564         90,263
                                                    --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,323,760 and
  41,102,360 shares issued...................            413            411
 Additional paid-in capital..................         61,491         61,339
 Retained earnings...........................        185,832        179,427
 Cumulative translation adjustments..........         13,046          7,504
                                                    --------       --------
                                                     260,782        248,681

 Treasury stock, at cost, 927,300 and
  153,600 shares.............................        (11,483)        (1,615)
                                                    --------       --------

   Total shareholders' equity................        249,299        247,066
                                                    --------       --------

   Total liabilities and
    shareholders' equity.....................       $341,863       $337,329
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

                                                Nine Months Ended
                                                  September 30,
                                               -------------------
                                                 1994       1993
                                               --------   --------

Cash flows from operating activities
- ------------------------------------
Net income...................................  $ 11,281   $ 15,008
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization..............    14,823     14,632
  Employee benefit plan provisions...........       513        678
  Changes in assets and liabilities:
    Decrease in receivables..................     1,354      2,210
    (Increase) decrease in inventories.......       373    ( 5,780)
    Decrease in other current assets.........       315      1,749
    (Decrease) in accounts payable
     and accruals............................    (1,821)   ( 5,571)
    Increase in deferred income
     tax liabilities.........................     3,131      1,255
  Other items--net...........................   ( 1,326)     1,946
                                               --------   --------
   Net cash provided by
    operating activities.....................    28,643     26,127
                                               --------   --------

Cash flows from investing activities
- ------------------------------------
 Property, plant and equipment expenditures..   ( 5,383)   (10,795)
 Proceeds from disposals of equipment........       537        725
                                               --------   --------
   Net cash used in investing activities.....   ( 4,846)   (10,070)
                                               --------   --------

Cash flows from financing activities
- ------------------------------------
 Net (repayments of) borrowings..............   ( 2,238)   ( 4,225)
 Treasury stock purchases....................   ( 9,868)         -
 Common stock dividends......................   ( 4,876)   ( 4,923)
 Other.......................................       154         94
                                               --------   --------
   Net cash (used in)
    financing activities.....................   (16,828)   ( 9,054)
                                               --------   --------
Effect of exchange rate changes on cash......     2,366    (   929)
                                               --------   --------
Increase in cash and cash equivalents........     9,335      6,074
Cash and cash equivalents, beginning
 of period...................................    21,792      8,225
                                               --------   --------

Cash and cash equivalents, end of period.....  $ 31,127   $ 14,299
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1.    Inventories:

                                         September 30, 1994   December 31, 1993
                                         ------------------   -----------------
 Raw materials                             $ 10,498               $  8,758
 Finished goods                              36,782                 38,895
                                           --------               --------
                                           $ 47,280               $ 47,653
                                           ========               ========

2.  Supplemental Cash Flow Information:

                                            Nine Months Ended September 30,
                                          ----------------------------------
                                             1994                   1993
                                           --------               --------
 Cash paid during the period for:
  Interest                                 $    306               $    720
  Income taxes (refunds) net               $  3,540               $  3,063
                                           --------               --------

 Bank debt:
  Borrowings                               $ 11,611               $ 19,812
  Repayments                                (13,849)               (24,037)
                                           --------               --------
 Net (repayments of)
  borrowings                               $ (2,238)              $ (4,225)
                                           ========               ========

   3. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 became law. This act changed the United States tax rates retroactively to January 1, 1993. These new income tax rates resulted in an increase to "Provision for income taxes" of $644 during the three months ended September 30, 1993. Of this amount $456 resulted from the adjustment of the liability for deferred income taxes as required by SFAS 109 "Accounting for Income Taxes". The net income per common share effect for the total adjustment was $.016.

   4. Common stock dividends declared in each of the quarters ended September 30, 1994 and 1993 were $.04 per common share.

                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and
   Shareholders of
   Calgon Carbon Corporation


   We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of September 30, 1994 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. This financial information is the responsibility of the Company's management.

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



   PRICE WATERHOUSE LLP

   Pittsburgh, PA
   November 10, 1994

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

   Results of Operations
   ---------------------

        Net sales for the three months ended September 30, 1994 improved by $3.4 million or 5.1% over the similar 1993 period while net sales for the nine months ended September 30, 1994 decreased by $1.4 million or .7% from the comparable nine months of 1993. Net sales to the industrial process markets of $28.9 million and $91.2 million for the three and nine month periods ended September 30, 1994 were below the comparable 1993 periods by $2.3 million or 7.4% and $5.5 million or 5.7%, respectively. The decrease for the quarter was primarily the result of worldwide shortfalls in the food related category and to reductions in Europe in the original equipment manufacture area specifically related to the personnel protection industry. The nine month reduction can also be attributed to the aforementioned European decrease.
   Net sales to the environmental markets for the three and nine month periods ended September 30, 1994 were $35.3 million and $94.7 million, respectively, representing increases of $3.3 million or 10.4% and $4.7 million or 5.2% versus the three and nine months ended September 30, 1993, respectively. The increase for the quarter can be associated with both the municipal and industrial areas of the market. The municipal change was the result of improved carbon sales both in the United States and in Europe partially offset by equipment reductions in the United States. The industrial improvement was primarily generated in the United States. The increase for the nine month period occurred primarily in the municipal category, the net effect of declines in equipment areas, which were more than offset by increases in Europe resulting from sales under major contracts with water authorities in the United Kingdom. The consumer charcoal area reported net sales of $4.5 million for the three months ended September 30, 1994 and $13.0 million for the nine months then ended. The quarter results represented an increase of $2.2 million or 97.4% due to warm late summer weather in Europe while the overall nine month period ended September 30, 1994 experienced a decrease of $.6 million or 4.3% representing activity for the entire barbecuing season. Overall, sales for both periods were affected by the recession in Europe, worldwide competitive pressures and increases due to exchange rate changes of $1.3 million in the three month period and $.1 million in the nine month period ended September 30, 1994. The results for the quarter also represent volume improvements in the United States for all product lines and increases in European service sales.

   Gross profit, before depreciation, as a percentage of net sales was 33.9% for the three month period ended September 30, 1994 and 35.3% for the nine
   month  period  then  ended.   These results
   represented declines of 4.1 percentage points and 3.5 percentage points versus the three and nine month periods ended September 30, 1993, respectively. Both declines were primarily the result of lower unit selling prices and customer shifts to lower margin products. The decline for the nine month period was net of the positive effect of a credit received from the German government in the amount of DM 1.7 million (approximately $1.0 million or .5 percentage points) in the second quarter of 1994 resulting from the installation of a new boiler at the Bodenfelde plant which enabled the plant to meet discharge requirements. During the period 1991 through 1993, amounts were paid when such discharge levels were exceeded.

   Selling, general and administrative expenses increased by $.2 million or 1.8% during the quarter ended September 30, 1994 over the similar three month period in 1993 and by $.1 million or .4% during the nine month period in 1994 versus the nine month period ended September 30, 1993.

   Research and development expenses decreased by $.3 million or 15.4% and by $.2 million or 4.4% during the three and nine month periods ended September 30, 1994 versus the comparable periods in 1993.

   Interest expense for the three and nine month periods ended September 30, 1994 was $.1 million and $.3 million representing reductions of $.1 million and $.5 million from the similar 1993 periods. Both declines were the result of lower debt in Germany.

   Other income (expense) -- net was unfavorable for the nine months ended September 30, 1994 versus the similar 1993 period due to unfavorable swings in currency gains and losses and to increased "non-income" taxes.

   The effective tax rates for the three and nine months ended September 30, 1994 were 30.8% and 33.6%, respectively. These rates represented decreases of 8.6 percentage points and 4.1 percentage points, respectively. The quarter tax rate for 1993 included a retroactive rate adjustment associated with the "Omnibus Budget Reconciliation Act of 1993" (See Selected Notes to Financial Statements). Both decreases were primarily related to increased availability of foreign tax credits and benefits.

   Financial Condition
   -------------------

        Working Capital and Liquidity
        -----------------------------

        Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, normal capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the foreseeable future. The Company has two United States credit facilities in the amounts of $10 million each, expiring at the end of April 1995 and at the end of May 1995, respectively, and a German credit facility in the amount of $12.9 million (deutsche mark 20 million) with a duration of "until further notice". Based upon its present financial position and history of operations, it is contemplated that these credit facilities, coupled with cash flow from operations, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable working capital, capital expenditure, stock repurchase (see below) and dividend requirements.

   During 1993, the board of directors authorized the purchase of up to two million shares, or approximately 5%, of the Company's common stock. During the nine months ended September 30, 1994, the Company continued to purchase shares of its common stock as authorized. During this period, 773,700 shares of treasury stock were purchased at a cost of $9,868. (During the three month period ended September 30, 1994, 100,600 shares were purchased at a cost of $1,227). Through September 30, 1994 the Company has purchased a total of 927,300 shares at a total cost of $11,483.

   Net cash provided by operating activities was $28.6 million for the nine month period ended September 30, 1994. This represents an increase of $2.5 million from the nine months ended September 30, 1993. The overall increase was primarily the net effect of lower net income, offset by a minor decrease in working capital in 1994 versus an increase in 1993 and a greater increase in deferred income tax liabilities in 1994 versus 1993.

   Capital Expenditures and Investments
   ------------------------------------

        Capital expenditures for property, plant and equipment totaled $5.4 million for the nine months ended September 30, 1994. This compares to expenditures of $10.8 million for the same period in 1993. The major portion of the 1994 expenditure amount was related to improvements at the Bodenfelde, Germany plant ($1.4 million) and domestic service customer capital ($1.2 million). Capital expenditures for the year 1994 are currently projected to be approximately $10.3 million.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders
   ------   ---------------------------------------------------

            None

   Item 6.  Exhibits and Reports on Form 8-K
   ------   --------------------------------

   (a)  Exhibits

            None

   (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended September 30, 1994.

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



                                     CALGON CARBON CORPORATION
                                     -------------------------
                                           (REGISTRANT)



   Date:  November 10, 1994          By /s/C.P. Shannon
                                        -------------------------------
                                          C. P. Shannon
                                          Sr. Vice President-Finance
                                          (Chief Financial Officer)