Form 10-K
CALGON CARBON CORPORATION
filed 1995-03-24
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
   of 1934.
For the fiscal year ended December 31, 1994 or

[_]Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange
   Act of 1934.
For the transition period from     to    .
                              -----  ----

COMMISSION FILE NUMBER 0-15903

                           CALGON CARBON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               25-0530110
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        400 CALGON CARBON DRIVE                           15205
        PITTSBURGH, PENNSYLVANIA                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 787-6700
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------              -----------------------------------------
Common Stock, par value $0.01 per share              New York Stock Exchange

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

                                Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               --------

As of March 3, 1995, there were outstanding 40,418,860 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 3, 1995 was $302,053,372.

  The following documents have been incorporated by reference:

                                                                      FORM 10-K
                             DOCUMENT                                PART NUMBER
                             --------                                -----------
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on April 18,
1995...............................................................      III

                                     INDEX

 PART I
    Item 1.  Business.....................................................     1
    Item 2.  Properties...................................................     5
    Item 3.  Legal Proceedings............................................     6
    Item 4.  Submission of Matters to a Vote of Security Holders..........     6
 PART II
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters.....................................................     7
    Item 6.  Selected Financial Data......................................     8
    Item 7.  Management's Discussion and Analysis.........................     9
    Item 8.  Financial Statements and Supplementary Data..................    12
    Item 9.  Disagreements with Accountants...............................    26
 PART III
    Item 10. Directors and Executive Officers of the Registrant...........    26
    Item 11. Executive Compensation.......................................    26
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................    26
    Item 13. Certain Relationships and Related Transactions...............    26
 PART IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................    26
 SIGNATURES................................................................   28

                                     PART I

ITEM 1. BUSINESS:

 The Company:

  The predecessor of the Company's activated carbon business was formed in 1942. From 1968 until April 1985 it was owned and operated by the previous owner. In April 1985 the Company's predecessor business was purchased by its management in a leveraged buyout. On June 9, 1987 the Company completed its initial public offering of common stock. In May of 1988 the Company acquired Degussa AG's activated carbon and charcoal business located in Germany. The acquisition was accounted for as a purchase. The acquisition provided the Company with two additional manufacturing facilities located in Germany and at the time, the Company felt that this acquisition would strengthen its customer base in Germany. In September of 1990, the Company purchased the operating assets of TMPC, Inc. (Vara International) in order to strengthen the Company's vapor phase equipment business. The Company continues to review its facilities. During the fourth quarter of 1994, the Company decided to close one of the aforementioned German plants due to high costs associated with its operations.

 Products and Services:

  Calgon Carbon is engaged in the production and marketing of activated carbons and related services and systems throughout the world.

  The Company's activities consist of four integrally related areas: (1) activated carbons--the production and sale of a broad range of untreated, impregnated or acid-washed carbons, in either powder, granular or pellet form;
(2) services--the provision of carbon reactivation, handling and transportation services, as well as on-site purification, filtration and extraction services;
(3) systems--the design, assembly and sales of activated carbon purification, filtration and extraction systems, as well as distillation systems; and (4) charcoal--the production and sale of charcoal to consumer markets in Germany.

 Markets:

  The Company offers its activated carbon products, equipment and services to the Industrial Process Market, and the Environmental Market and charcoal products to the Consumer Market. The following table sets forth certain data concerning the Company's total net sales by market for the past three years.

                                              PERCENTAGE OF TOTAL NET SALES
                                             ---------------------------------
                                               1994        1993        1992
                                             ---------   ---------   ---------
Industrial Process Market:
  Food......................................        12%         12%         12%
  Original equipment manufacturers..........         9          16          18
  Chemical and pharmaceutical...............        14          10           9
  Other.....................................        10          10          10
                                             ---------   ---------   ---------
                                                    45          48          49
                                             ---------   ---------   ---------
Environmental Market:
  Industrial................................        27          26          25
  Municipal.................................        21          19          19
                                             ---------   ---------   ---------
                                                    48          45          44
                                             ---------   ---------   ---------
Consumer Market:............................         7           7           7
                                             ---------   ---------   ---------
  Total net sales...........................       100%        100%        100%
                                             =========   =========   =========

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

 Consumer Market:

  The Consumer Market consists of sales of charcoal (Grillis(Registration Mark) and Der Sommer-Hit(Registration Mark)) for outdoor barbecue grilling. The Company's grill charcoal is primarily sold through distributors principally in Germany. This market is weather dependent, with the majority of the sales in the spring and summer months.

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

  The Company has a direct sales force in the United States in offices located in Pittsburgh, Pennsylvania; Burlingame, California; Carlsbad, California; Lisle, Illinois; Houston, Texas; and Bridgewater, New Jersey. The Company conducts sales in Canada through a distributor under direction of its wholly owned subsidiary which has a sales office in Toronto, Ontario. The Company also maintains an office in Singapore to manage its agents in Malaysia, Thailand, Indonesia, India and Singapore.

  In Europe the Company has sales offices in Brussels, Belgium; Paris, France; Manchester, England; Frankfurt, Germany; and Milan, Italy. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe (including Eastern European countries), the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

  The following table sets forth certain data concerning total net sales to customers in geographic areas in the past three years:

                                                PERCENTAGE OF TOTAL NET SALES
                                               ---------------------------------
                                                 1994        1993        1992
                                               ---------   ---------   ---------
United States.................................        56%         53%         53%
Europe........................................        35          36          37
Other.........................................         9          11          10
                                               ---------   ---------   ---------
    Total net sales...........................       100%        100%        100%
                                               =========   =========   =========

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

  The Company's products and services were purchased by approximately 4,100 active customers in 1994. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

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

 Capital Expenditures:

  In 1994, the Company invested $7.1 million for capital expenditures. The Company's 1995 capital expenditure budget approximates $20.0 million and includes equipment for adsorption service customers. The Company believes that the funds generated from operations, supplemented as necessary with funds from lines of credit and its cash reserves, will provide sufficient funds required for such capital expenditures.

 Raw Materials:

  The principal raw material purchased by the Company is bituminous coal from mines in the Appalachian Region and mines outside the United States, under annual supply contracts. The Company purchases the coal used in its Belgian production facility from a number of European and worldwide coal companies under similar arrangements. The Company purchases beech wood for its German operations through long-term contracts and on the open market, either as fresh forest wood or as off-cuts from the furniture industry. Most of the wood is sourced in Germany and the supply of wood is adequate. Wood char is also purchased on the open market to supplement the supply of beech wood. The Company also purchases, through long-term contracts, fly ash, a by-product of the lumber industry, that is used to produce powdered carbon at the Blue Lake, California plant.

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

 Research and Development:

  The Company's research and development activities are conducted at a research center near Pittsburgh, Pennsylvania, under the direction of an Executive Director with a staff of 60 employees. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon products for testing and applications development.

  The principal goals of the Company's research program are maintaining the Company as a technological leader in the production and utilization of granular activated carbon, systems and services; developing new products and services; and providing technical support to the manufacturing and marketing operations of the Company.

  Results of the Company's new product research programs include: development of a new product line of Centaur[Trademark] carbons; development of proprietary specialty activated carbons in industrial and military respirators; commercial introduction of two new solvent recovery carbons, Xtrusorb A754 and Xtrusorb 800, for acetone and toluene recovery; development of an improved potable water carbon; and development of a new process to remove mercury from hydrocarbon liquids.

  Research and development expenses were $6.3 million, $6.5 million and $6.2 million in 1994, 1993, and 1992, respectively.

 Patent and Trade Secrets:

  The Company possesses a substantial body of technical knowledge and trade secrets and owns 53 United States patents and 68 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

 Employee Relations:

  As of December 31, 1994, the Company employed 1,267 persons on a full-time basis, 697 of whom were salaried production, office, supervisory and sales personnel. The 278 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 1996 with respect to the Pittsburgh facility and on June 6, 1996 with respect to the Catlettsburg facility. On May 11, 1994, the National Labor Relations Board certified Operating Engineers Local Union No. 3 as the collective bargaining representative of the 12 salaried Blue Lake plant production and maintenance employees. Collective bargaining negotiations on an initial contract are currently ongoing. The 206 hourly personnel at the Brilon-Wald and Bodenfelde plants in Germany are represented by the German Chemical Industry Union. Agreements are reached every two years between the National Chemical Union and the German Chemical Federation. The current agreement expires on June 1, 1995. During the fourth quarter of 1994, the Company decided to close the Brilon-Wald plant. This plant currently employs 149 persons. The 65 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 1, 1995. The Company has 21 hourly employees at its United Kingdom facility.

ITEM 2. PROPERTIES:

  The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:
Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Brilon-Wald and Bodenfelde, Germany. The Company has announced the shutdown of its Brilon-Wald plant in 1995.

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

  The Pearlington, Mississippi plant occupies a site of approximately 100 acres. The plant has one production line that produces granular activated carbons and powdered carbons.

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

  The Brilon-Wald, Germany plant occupies a site of approximately 40 acres and is situated in the North Rhine-Westphalia Region. Operations at the plant include the manufacture of pellet, granular and powdered carbons, acid washing and impregnation of activated carbon. During the fourth quarter of 1994, the Company decided to close this plant.

  The Bodenfelde, Germany plant occupies a site of approximately 40 acres and is situated in the State of Lower Saxony. Operations at the plant include the manufacture of charcoal for the consumer market. In addition, the plant produces charcoal tar which is used by the Brilon-Wald plant for the production of activated carbon. As a by-product, acetic acid of various grades is produced and sold.

ITEM 3. LEGAL PROCEEDINGS:

  There are no material pending legal proceedings to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject, except proceedings which arise in the ordinary course of business. In the opinion of management, any ultimate liability arising from pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
------------------------------------------------------------------------------

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,306 registered shareholders at year end.

Quarterly Common Stock Price Ranges and Dividends

                                     1994                     1993
                          -----------------------   ---------------------------
Fiscal Quarter            High   Low     Dividend   High     Low       Dividend
--------------------------------------------------------------------------------
First..................  15 3/8  11 5/8  $.04       18 7/8   15 7/8    $.04
Second.................  13 7/8  12 3/8  $.04       17 1/2   11 1/8    $.04
Third..................  13 5/8  11 0/0  $.04       12 7/8   10 1/2    $.04
Fourth.................  11 7/8   9 7/8  $.04       13 3/4    9 7/8    $.04


ITEM 6. SELECTED FINANCIAL DATA:

--------------------------------------------------------------------------------------------------------------------------------
Nine-Year Summary
Selected Financial and Statistical Data
(Thousands except per share data)
                                                                    Year Ended December 31
                                  1994       1993       1992       1991       1990       1989       1988   1987(d).     1986(e)
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
 Net sales                    $274,244   $269,424   $298,371   $308,373   $284,900   $253,390   $226,119   $170,706     $138,153
 Income (loss) from
  operations                  $(16,727)  $ 33,015   $ 46,653   $ 61,258   $ 62,424   $ 56,683   $ 51,161   $ 39,188     $ 31,976
 Interest expense             $    752   $    984   $  1,347   $  1,040   $  1,336   $  3,515   $  3,882   $  7,223     $  8,553
 Net income (loss) (a)(c)     $ (8,609)  $ 19,153   $ 17,983   $ 38,102   $ 38,309   $ 35,205   $ 29,462   $ 16,955     $ 11,353
 Percent of pretax income
  (loss) to sales                 (6.8)%     11.4%      14.7%      19.7%      22.2%      21.9%      21.4%      19.2%        17.2%
Net income (loss) per
 common share (a)(b)(c)       $   (.21)  $    .47   $    .44   $    .94   $    .94   $    .87   $    .74   $    .46     $    .29
Dividends declared per
 common share                 $    .16   $    .16   $    .16   $    .16   $    .15   $    .11   $    .05   $    .03           --
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (at
 year end):
 Working capital              $ 83,279   $ 94,664   $ 74,659   $ 77,050   $ 82,145   $ 90,579   $ 71,259   $ 44,251     $ 26,744
 Total assets                 $343,484   $337,329   $334,518   $335,964   $285,084   $233,738   $196,350   $153,299     $134,490
 Long-term debt               $  6,401   $  6,477   $  6,797   $ 27,652   $ 11,215   $ 17,695   $ 26,951   $ 22,529     $ 58,711
 Treasury stock, at cost      $ 12,328   $  1,615         --         --         --         --         --         --           --
 Series A preferred stock
  (redeemable)                      --         --         --         --         --         --         --         --     $  7,500
--------------------------------------------------------------------------------------------------------------------------------
Other Selected Data (at
 year end):
Return (loss) on average
 shareholders' equity               (4)%        8%         8%        18%        21%        25%        28%        29%          52%
Ratio of total debt and
 redeemable preferred stock
 to total capitalization             4%         4%         5%        11%         5%        12%        20%        25%          73%
Current ratio                      226%       347%       266%       266%       275%       335%       301%       245%         191%
Tax rate                        (53.7)%      37.8%      34.9%      37.2%      37.4%      36.5%      39.2%      46.3%        52.1%
Treasury stock                   1,006        154         --         --         --         --         --         --           --
Shares outstanding              40,419     40,949     40,904     40,749     40,637     40,507     40,070     39,632       21,651
Book value per outstanding
 common share                 $   5.62   $   6.03   $   5.84   $   5.67   $   4.92   $   3.99   $   3.00   $   2.27     $   1.33
Market value of common
 stock                        $  10.00   $  13.00   $  17.63   $  21.38   $  21.63   $  22.00   $  13.63   $   8.63           --
Price earnings ratio
 of stock prices                    --      27.66      40.07      22.74      22.88      25.29      18.54      18.75           --
Capital expenditures          $  7,100   $ 15,100   $ 24,000   $ 70,600   $ 47,600   $ 24,300   $ 16,000   $  4,400     $  2,500
Number of registered
 shareholders                    1,306      1,470      1,503      1,410        966        770        500        400           --
Number of employees              1,267      1,320      1,480      1,513      1,499      1,329      1,298        775          737
--------------------------------------------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS:

Management's Discussion and Analysis
Calgon Carbon Corporation

Overview
Industry

Weak customer demand coupled with competitive pressures among activated carbon producers carried over from 1993 into the first half of 1994. Overall pricing of activated carbon products continued to decline during this period.

  During the first half, demand for activated carbon in the United States stabilized. Through the remainder of the year the demand increased but generally for lower priced products.

  In Europe and other international markets, demand continued to weaken and selling prices declined. Very little improvement was noted over the last half of the year.

  Environmental markets continue to reflect the similar problems that occurred in 1993, including the re-engineering of processes to reduce waste and the delay of major carbon fills in the municipal area, particularly in the United States.

The Company

The Company, although experiencing the recessionary pressures of the industry, showed a slight increase in sales dollars. This increase principally occurred as a result of a $2.4 million favorable effect from currency exchange and an increase in the volume of sales of lower priced products. Sales volume in the United States increased but overall pricing continued to be under pressure. Volume in Europe and International sales also increased but prices showed an overall decline.

  As a result of the product mix and the aforementioned pricing of sales, gross margin before depreciation as a percent of sales declined by nearly four percentage points from 1993 to 1994. Although the Company recorded restructuring charges in 1993 and 1992, the ongoing reduction from these actions was offset by inflationary cost increases. As a result, selling, general and administrative expenses increased by approximately 2% year to year.

  After assessing the conditions of 1994 and the prior two years, the Company's board of directors adopted certain strategic initiatives in October 1994. These involved:

. Greater emphasis on expense and asset control.

. Increasing product gross margin rates via price increases and cost reductions.

. Reviewing existing facilities to ensure that unproductive or unnecessary facilities are identified and appropriate actions taken.

. Future consideration of acquisitions of complementary businesses and technologies.

. Continuation of the development and introduction of new products and services.

. Future consideration of establishing reactivation centers in emerging growth markets.

  Actions were taken on the first three initiatives starting in the fourth quarter of 1994-see "Restructuring of Operations."

  In the United States a price increase effective February 1, 1995 was announced.

  After assessing the cash requirements of the restructuring actions, the Company's board of directors at a January 1995 meeting determined cash resources were more than sufficient and declared a special one-time dividend of $.50 per share payable to shareholders of record on February 1, 1995. In addition, the regular quarterly dividend payable April 4, 1995 was increased from $.04 per share to $.075 per share. These actions were taken to provide a greater return to the shareholders.

Results of Operations

Consolidated net sales in 1994 increased by $4.8 million or 1.8% versus 1993. This increase was primarily in the equipment area with the carbon and service categories reporting minor increases. The overall net increase was the result of increased volume in the United States and the positive effect of currency rate changes in Europe of $2.4 million partially offset by the recession in Europe and price decreases due to worldwide competitive pressures. On a market basis, net sales to the environmental area increased by 8.6% while net sales in the industrial category decreased by 4.3%. The environmental area increase was the result of improved equipment sales by the Vara International unit. The industrial area decrease can be attributed primarily to reductions in Europe in the original equipment manufacturer area specifically related to the personnel protection industry. Net sales in 1993 declined by $28.9 million or 9.7% versus 1992. This decrease was throughout the carbon, service and equipment areas. The overall decrease was the net result of volume and price decreases due to the worldwide recession and excess capacity in the carbon industry and to the effect of unfavorable currency rate changes in Europe of $9.4 million. On a market basis, net sales to the industrial process area decreased by

12.4% while net sales in the environmental area declined by 6.2%. The industrial process decline occurred primarily in the original equipment manufacture and food areas due to significant non-repeat 1992 sales and product selection shifts. The decrease in the environmental market also reflected the non-repeating nature of significant 1992 municipal category sales.

 Gross profit before depreciation as a percentage of net sales was 35.3%, 39.0% and 40.8% for 1994, 1993 and 1992, respectively. The 1994 decline from 1993 and the 1993 decline from 1992 were both primarily the combination of lower selling prices and customer shifts to lower margin products.

  Depreciation increased by $.9 million in 1994 versus 1993 and by $2.0 million in 1993 over 1992. The 1994 increase resulted from continued routine capital spending while the 1993 increase was principally the result of the full year's depreciation rate used for the Pearl River, Mississippi plant in 1993 versus a half year rate for 1992, its first year of operations.

  Selling, general and administration expenses increased by $1.0 million in 1994 over 1993 after decreasing by $1.9 million in 1993 versus 1992. The 1994 increase was related to an increase in personnel related costs while the 1993 decrease was primarily related to reduced personnel costs resulting from the year-end 1992 voluntary retirement incentive program in the United States, other worldwide staff terminations, 1993 initiated cost control programs including the absence of executive bonuses due to the Company's performance and reductions due to currency rate changes. These decreases were partially offset by inflation.

  Research and development expenses, as a percentage of sales, were 2.3%, 2.4% and 2.1% in 1994, 1993 and 1992, respectively.

  Interest income increased by $.5 million in 1994 over 1993 and by $.4 million in 1993 versus 1992. The increases were due to increased investable cash.

  Interest expense decreased in 1994 by $.2 million from 1993 and by $.4 million from 1992.

  The effective tax rate for 1994 was a benefit of 53.7% compared to a tax rate of 37.8% in 1993 and 34.9% in 1992. The 1994 rate was primarily the result of the recognition of tax benefits relating to the restructuring charge and the carryback to prior years of foreign tax credits for U.S. tax purposes. The 1993 increase was primarily the result of the United States passage of the "Omnibus Budget Reconciliation Act of 1993" which was retroactive to January 1, 1993, which not only affected the current year's tax provision, but also required the remeasurement of the Company's deferred tax liability to revised tax rates. In 1992, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This resulted in an unfavorable cumulative adjustment to first quarter 1992 net income of $10.7 million. (See
Note 11 to the Consolidated Financial Statements.)

  The Company does not believe that inflation has had a significant effect on its business during the periods discussed.

Restructuring of Operations

In each of the past three years, income from operations has declined in absolute dollars and as a percentage of net sales. The decline can be attributed principally to lower gross margins before depreciation reflecting lower average selling prices and a less favorable mix of products. In assessing what could be done to halt this decline and to stabilize net income, the Company looked at the efficiency of its facilities, the type of products produced and the magnitude of selling, general and administrative and research and development expenses. It was projected that market conditions could improve for certain products. Based on this, the Company's initial thrust involved the reduction of certain plant period costs and operating expenses and the writeoff of certain non-productive assets.

  In 1992 a charge of $5.2 million was taken for a partial restructuring of operations at the Brilon-Wald, Germany activated carbon plant, a voluntary retirement incentive program in the United States and termination costs at several locations. A $4.7 million cash outlay for employee separations was paid out in 1992 and 1993 from internally generated funds.

  In 1993 a charge of $1.7 million was taken for a second voluntary retirement incentive program and other staff terminations on a worldwide basis. This cash outlay for employee separations was paid out in 1993 and 1994 from internally generated funds.

  After idling certain producing units at several facilities due to lack of demand, it was determined in 1994 that additional restructuring of the Company's operations was necessary. Based upon the continuing review of facilities and products and the strategic initiatives developed in 1994, the Company committed in the fourth quarter of 1994 to a plan to close its Brilon-Wald plant due to the high costs associated with the plant's operation. The Company also made the decision to dispose of certain assets and terminate employees at other locations. The details of this $41.8 million restructuring charge are outlined in Note 2 to the Consolidated Financial Statements.

  The Company is not withdrawing from the German activated carbon market and currently plans to supply its German customers with products from Belgium, the United Kingdom and the U.S. The closing of the Brilon-Wald plant is not expected to materially affect consolidated sales, and the profitability of its German operations is expected to improve. Furthermore, the Company anticipates increased utilization of its other manufacturing facilities. Management is not able to estimate the effects of closing the Brilon-Wald plant on its cost structure and consolidated profitability until such time as the closure is completed and the German market has responded to this change. Depreciation expense related to the Brilon-Wald facility was approximately $.6 million per year.

  The reduction in 1995 depreciation and amortization from the 1994 writeoff of other worldwide assets is projected to approximate $1.4 million.

  Cash outlays to cover restructuring costs are projected to be paid out from internally generated funds as follows:


                                         1995                1996
                                  ------------------  ------------------  Grand
(Millions)                 1994   1st Half  2nd Half  1st Half  2nd Half  Total
-------------------------------------------------------------------------------
Employee separations       $  .5      $8.6      $1.0      $ .4  $--       $10.5
Demolition, disposition
 and environmental costs   $  --      $1.2      $5.2      $4.0  $1.1      $11.5

Working Capital and Liquidity

Net cash flows from operating activities totaled $43.6 million in 1994, $41.1 million in 1993 and $45.4 million in 1992. The Company expects to be a net generator of cash, providing sufficient funding on an annual basis for debt service, working capital, payment of dividends, stock repurchase and a maintenance level of capital expenditures, short of any major capital expansions.

  The Company has two United States credit facilities in the amounts of $10 million each, expiring as of April 30, 1995 and May 30, 1995 and a German credit facility in the amount of $12.9 million (deutsche mark 20 million) with a duration of "until further notice." Based upon its present financial position and history of operations, it is contemplated that these credit facilities, coupled with cash flow from operations, will provide sufficient liquidity to cover its debt service and any reasonable foreseeable working capital, capital expenditure, stock repurchase and dividend requirements.

  In July of 1993, the board of directors authorized the purchase of up to two million shares, or approximately 5% of the Company's common stock. Purchases will be made from time to time at prices that management considers appropriate, and the repurchased shares will be held as treasury stock. During that year, the Company began to purchase these shares. Since that authorization, 1,006,100 shares were purchased at a cost of $12.3 million. During 1994, 852,500 shares were purchased at a cost of $10.7 million.

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

  During January of 1995, the board of directors announced the payment of a one-time special dividend of $.50 per share. This payment required a cash outlay of approximately $20.2 million. At the same meeting, an increase to the regular dividend from $.04 to $.075 was also approved. This represents an increase of 87.5%.

Capital Expenditures and Investments

Capital expenditures were $7.1 million in 1994, $15.1 million in 1993 and $24.0 million in 1992. The major portion of the 1994 expenditure amount was related to improvements at the Bodenfelde, Germany plant ($1.8 million) and domestic service customer capital ($1.4 million). Major expenditures in 1993 were made for production improvements at the Blue Lake, California plant ($3.2 million), a specific new product production capability at the Neville Island, Pennsylvania plant ($1.8 million) and costs associated with domestic service customer capital ($2.7 million). The 1992 expenditure amount included costs associated with the construction of the Pearl River prime carbon production facility. Capital expenditures for the year of 1995 are projected to be approximately $20.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

  Index to Consolidated Financial Statements and Supplementary Data:

                                                                            PAGE
                                                                            ----
   Consolidated Financial Statements:
     Report of Independent Accountants.....................................  13
     Consolidated Statement of Income......................................  14
     Consolidated Balance Sheet............................................  15
     Consolidated Statement of Cash Flows..................................  16
     Consolidated Statement of Shareholders' Equity........................  17
     Notes to the Consolidated Financial Statements........................  18
   Supplementary Data:
     Quarterly Financial Data--Unaudited...................................  25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Calgon Carbon Corporation:

  In our opinion, the consolidated financial statements listed in the index on page 12 present fairly, in all material respects, the financial position of Calgon Carbon Corporation (the Company) and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 11 to the consolidated financial statements, in 1992 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
February 10, 1995, except as to
Note 7, which is as of
March 1, 1995

Consolidated Statement of Income
Calgon Carbon Corporation

----------------------------------------------------------------------------------------
                                                          Year Ended December 31
(Dollars in thousands except per share data)           1994         1993          1992
----------------------------------------------------------------------------------------
Net Sales                                            $274,244     $269,424      $298,371
----------------------------------------------------------------------------------------
Cost of products sold (excluding depreciation)        177,370      164,482       176,734
Depreciation                                           19,027       18,157        16,139
Selling, general and administrative expenses           46,522       45,526        47,443
Research and development expenses                       6,291        6,511         6,205
Restructuring charges                                  41,761        1,733         5,197
----------------------------------------------------------------------------------------
                                                      290,971      236,409       251,718
----------------------------------------------------------------------------------------
Income (loss) from operations                         (16,727)      33,015        46,653
Interest income                                         1,079          584           224
Interest expense                                         (752)        (984)       (1,347)
Other (expense)--net                                   (2,186)      (1,824)       (1,538)
----------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
 effect of a  change in accounting principle          (18,586)      30,791        43,992
Provision (benefit) for income taxes                   (9,977)      11,638        15,355
----------------------------------------------------------------------------------------
Income (loss) before cumulative effect of a
 change in accounting principle                        (8,609)      19,153        28,637
Cumulative effect of a change in
 accounting principle for income taxes                     --           --       (10,654)
----------------------------------------------------------------------------------------
Net Income (Loss)                                    $ (8,609)    $ 19,153      $ 17,983
----------------------------------------------------------------------------------------
Income (loss) per common share before
 cumulative effect of a change in
 accounting principle                                $   (.21)    $    .47      $    .70
Cumulative effect of a change in
 accounting principle for income taxes                     --           --          (.26)
----------------------------------------------------------------------------------------
Net income (loss) per common share                   $   (.21)    $    .47      $    .44
----------------------------------------------------------------------------------------
Weighted average shares, in thousands                  40,637       40,999        40,847
----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet
Calgon Carbon Corporation

---------------------------------------------------------------------------------------------------
                                                                                   December 31
(Dollars in thousands)                                                            1994       1993
---------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                     $ 45,376   $ 21,792
  Receivables                                                                     50,855     48,898
  Inventories                                                                     41,672     47,653
  Other current assets                                                            11,225     14,596
---------------------------------------------------------------------------------------------------
    Total current assets                                                         149,128    132,939
Property, plant and equipment, net                                               179,148    196,491
Other assets                                                                      15,208      7,899
---------------------------------------------------------------------------------------------------
    Total assets                                                                $343,484   $337,329
---------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Long-term debt due within one year                                            $  3,273   $  2,516
  Accounts payable and accrued liabilities                                        28,623     23,941
  Restructuring reserve                                                           22,761        794
  Payroll and benefits payable                                                    10,691      8,893
  Accrued income taxes                                                               501      2,131
---------------------------------------------------------------------------------------------------
    Total current liabilities                                                     65,849     38,275
Long-term debt                                                                     6,401      6,477
Deferred income taxes                                                             34,341     35,718
Other liabilities                                                                  9,746      9,793
---------------------------------------------------------------------------------------------------
    Total liabilities                                                            116,337     90,263
---------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares authorized,
   41,424,960 and 41,102,360 shares issued                                           414        411
  Additional paid-in capital                                                      61,986     61,339
  Retained earnings                                                              164,325    179,427
  Cumulative translation adjustments                                              12,750      7,504
---------------------------------------------------------------------------------------------------
                                                                                 239,475    248,681
  Treasury stock, at cost, 1,006,100 and 153,600 shares                          (12,328)    (1,615)
---------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                   227,147    247,066
---------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                  $343,484   $337,329
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash FLows
Increase (Decrease) in Cash and Cash Equivalents
Calgon Carbon Corporation

-----------------------------------------------------------------------------------------------
                                                                     Year Ended December 31
(Dollars in thousands)                                            1994         1993       1992
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                              $ (8,609)    $ 19,153   $ 17,983
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Non-cash restructuring charges and asset write downs           19,210           --         --
  Cumulative effect of a change in accounting
   principle for income taxes                                        --           --     10,654
  Depreciation and amortization                                  19,555       18,676     16,649
  Employee benefit plan provisions                                  695        1,373        733
  Changes in assets and liabilities-net of restructuring:
    (Increase) decrease in receivables                           (1,957)       2,897      6,777
    (Increase) decrease in inventories                            1,855       (4,304)    (5,755)
    Decrease in other current assets                              1,239        1,770      2,749
    Increase in restructuring reserve                            21,967           --         --
    Increase (decrease) in accounts payable and accruals          4,850       (2,894)    (7,607)
    Increase (decrease) in long-term deferred income
     taxes (net)                                                (14,838)       3,124      4,622
  Other items-net                                                  (405)       1,275     (1,396)
-----------------------------------------------------------------------------------------------
    Net cash provided by operating activities                    43,562       41,070     45,409
-----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Property, plant and equipment expenditures                     (7,113)     (15,114)   (24,046)
  Proceeds from disposals of equipment                            1,357        1,082      1,266
-----------------------------------------------------------------------------------------------
    Net cash (used in) investing activities                      (5,756)     (14,032)   (22,780)
-----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net proceeds from (repayments of) borrowings                      598       (3,771)   (13,424)
  Treasury stock purchases                                      (10,713)      (1,615)        --
  Common stock dividends                                         (6,493)      (6,561)    (6,538)
  Other                                                             225          138        109
-----------------------------------------------------------------------------------------------
    Net cash (used in) financing activities                     (16,383)     (11,809)   (19,853)
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                           2,161       (1,662)    (2,796)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 23,584       13,567        (20)
Cash and cash equivalents, beginning of period                   21,792        8,225      8,245
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $ 45,376     $ 21,792   $  8,225
-----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders' Equity
Calgon Carbon Corporation

------------------------------------------------------------------------------------------------------------------------------------
                                 Common              Additional               Cumulative                  Treasury Stock
                                 Shares      Common    Paid-in    Retained   Translation       Sub-      ----------------
(Dollars in thousands)           Issued      Shares    Capital    Earnings   Adjustments      Total      Shares    Amount     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991   40,748,960     $   407   $ 60,655    $155,390       $14,459   $230,911          --  $     --  $230,911

1992
----
Net income                           --          --         --      17,983            --     17,983          --        --    17,983
Employee stock plans            154,800           2        107          --            --        109          --        --       109
Common stock dividends
  Cash ($.16 per share)              --          --         --      (6,538)           --     (6,538)         --        --    (6,538)
Translation adjustments              --          --         --          --        (3,649)    (3,649)         --        --    (3,649)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992   40,903,760         409     60,762     166,835        10,810    238,816          --        --   238,816
------------------------------------------------------------------------------------------------------------------------------------

1993
----
Net income                           --          --         --      19,153            --     19,153          --        --    19,153
Employee stock plans            198,600           2        577          --            --        579          --        --       579
Common stock dividends
  Cash ($.16 per share               --          --         --      (6,561)           --     (6,561)         --        --    (6,561)
Translation adjustments              --          --         --          --        (3,306)    (3,306)         --        --    (3,306)
Treasury stock purchased             --          --         --          --            --         --     153,600    (1,615)   (1,615)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993   41,102,360         411     61,339     179,427         7,504    248,681     153,600    (1,615)  247,066
------------------------------------------------------------------------------------------------------------------------------------

1994
----
Net (loss)                           --          --         --      (8,609)           --     (8,609)         --        --    (8,609)
Employee stock plans            322,600           3        647          --            --        650          --        --       650
Common stock dividends
  Cash ($.16 per share)              --          --         --      (6,493)           --     (6,493)         --        --    (6,493)
Translation adjustments              --          --         --          --         5,246      5,246          --        --     5,246
Treasury stock purchased             --          --         --          --            --         --     852,500   (10,713)  (10,713)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994   41,424,960     $   414   $ 61,986    $164,325       $12,750   $239,475   1,006,100  $(12,328) $227,147
------------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
2. Restructuring Charges

The Company has initiated various activities to restructure its worldwide operations in order to reduce its cost structure, control expenses and eliminate unproductive or unnecessary facilities.

  In the fourth quarter of 1994 the Company recorded a charge of $41,761,000 from a restructuring of operations. Included in the charge were costs totaling $10,592,000 relating to the separation of employees, writeoffs of inventories and other assets, closing of an office and the writeoff of patents in the United States and Canada and in Europe, other than in Germany. At the December 1994 Board of Directors meeting the Company committed to a plan to close the Brilon-Wald, Germany plant. A charge of $31,169,000 was made to cover legally required employee termination costs, asset write-offs, and the demolition, disposition, site protection and environmental costs involved with this plant. In accordance with the Company's plan, the Brilon-Wald plant is to be closed and employees separated as soon as practical in 1995 and the demolition of the plant is planned to be completed by early 1996. With the exception of the writedowns of assets, these restructuring charges will result in cash outlays.

  A charge of $1,733,000 was taken in the fourth quarter of 1993, consisting of worldwide personnel costs associated with the voluntary incentive retirement program and other staff terminations. These restructuring charges resulted in cash outlays.

  The first and fourth quarters of 1992 included charges of $690,000 and $4,507,000 respectively for the restructuring of operations at the Brilon-Wald, Germany activated carbon plant, for a voluntary incentive retirement program in the United States and for termination costs at several locations. With the exception of the writedowns of assets, these restructuring charges resulted in cash outlays.

  The following table sets forth the Company's restructuring charges for each of the three years in the period ended December 31, 1994:



                                                    Year Ended December 31
(Thousands)                                         1994     1993     1992
--------------------------------------------------------------------------------
Employee separations                               $10,480   $1,733   $4,658
Property, plant and equipment writeoffs             10,363       --      450
Patent writeoffs                                     3,710       --       --
Inventory writedowns                                 5,711       --       89
Demolition, disposition, site protection
 and environmental costs--Brilon-Wald               11,497       --       --
--------------------------------------------------------------------------------
Total                                              $41,761   $1,733   $5,197
================================================================================

  The reserve balance for employee separations at December 31, 1994, 1993 and 1992 was $10,311,000, $275,000 and $3,426,000, respectively. The reserve balance for demolition, disposition and environmental costs totaled $11,497,000 at December 31, 1994.

  The number of planned employee separations were 233, 23 and 81 for the years ended December 31, 1994, 1993 and 1992, respectively, for a total of 337.

  Actual employee separations in 1992 and 1993 years were the same as shown above. For the 1994 year, there were 21 employees actually terminated with benefits totaling $456,000.

_______________________________________________________________________________
3. Inventories

                                                                  December 31
(Thousands)                                                      1994      1993
--------------------------------------------------------------------------------
Raw materials                                                  $ 7,119   $ 8,758
Finished goods                                                  34,553    38,895
--------------------------------------------------------------------------------
Total                                                          $41,672   $47,653
================================================================================

  Approximately 59% and 62% of total inventories at December 31, 1994 and 1993, respectively, are valued using the LIFO method. The LIFO carrying value of inventories exceeded the related current cost by $2,848,000 and $2,463,000 at December 31, 1994 and 1993, respectively.

--------------------------------------------------------------------------------
4. Property, Plant and Equipment

                                                                December 31
(Thousands)                                                   1994       1993
-------------------------------------------------------------------------------
Land and improvements                                     $   12,694  $  13,586
Buildings                                                     20,792     20,474
Machinery and equipment                                      237,616    241,575
Furniture and vehicles                                         8,335      7,667
-------------------------------------------------------------------------------
                                                          $  279,437  $ 283,302
Less accumulated depreciation                               (100,289)   (86,811)
-------------------------------------------------------------------------------
Net                                                       $  179,148  $ 196,491
===============================================================================


--------------------------------------------------------------------------------
5. Long-Term Debt

                                                                 December 31
(Thousands)                                                   1994       1993
-------------------------------------------------------------------------------
Pollution control debt
  Ashland, Kentucky bonds                                  $   5,100   $  5,100
  German pollution control loans                                 894        987
  German wastewater control loans                                648        601
German credit facility                                         3,032      2,305
-------------------------------------------------------------------------------
Total                                                      $   9,674   $  8,993
Less current maturities of long-term debt                     (3,273)    (2,516)
-------------------------------------------------------------------------------
Net                                                        $   6,401   $  6,477
===============================================================================

Pollution Control Debt

The City of Ashland, Kentucky Floating Rate Pollution Control Revenue bonds bear interest at a defined floating rate and are due October 1, 2006. During the year ended December 31, 1994, the Company paid interest on these bonds at an average rate of 3.5%. These pollution control bonds are secured by certain pollution control projects located at the Company's Big Sandy, Kentucky plant.

  The German pollution control loans consist of three loans, due March 31, 1997, 1998 and 2000 and have fixed interest rates of 5.0%, 6.5% and 6.0%, respectively.

  The German wastewater control loans consist of four loans. Three loans are due February 28, 2016 and one loan is due February 28, 2017. All four loans have a fixed interest rate of 1.5%.

United States Credit Facilities

The Company's two credit facilities totaling $20 million expire in April and May of 1995. The Company pays annual facility fees of one-eighth percent on the unused portion of each credit line. The facilities provide for interest rates based upon prime rates with other interest options available. As of December 31, 1994, no amounts were outstanding related to these credit facilities.

German Credit Facility

Chemviron Carbon GmbH has a bank credit facility which provides for borrowing up to $12,912,000. The facility has no set maturity date and is made available on an until further notice basis. No commitment fee is required on unborrowed funds. The facility bears interest at the German bank rate with other interest options available. As of December 31, 1994, the weighted average interest rate was 8.6% on loans outstanding.

Restrictive Covenants

The United States credit facilities' covenants impose financial restrictions on the Company, including maintaining certain ratios of total liabilities to tangible net worth and operating income to interest expense. At December 31, 1994 the Company was in compliance with all financial covenants relating to the credit facilities in the United States.

 The German credit facility has no covenants.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at December 31, 1994 of $3,273,000 in 1995, $240,000 in 1996, $220,000 in 1997,
$165,000 in 1998 and $126,000 in 1999.

--------------------------------------------------------------------------------
6. Lease Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles.

  Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $5,810,000 in 1995, $4,729,000 in 1996, $3,906,000 in 1997, $3,510,000 in 1998, $3,563,000 in
1999 and $20,555,000 thereafter.

  Total rental expenses on all operating leases were $6,489,000, $4,996,000 and $5,075,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

--------------------------------------------------------------------------------
7. Shareholders' Equity

On March 1, 1995, a voting trust covering 11,898,508 shares of Class A stock outstanding at December 31, 1994 was terminated. These class A shares were automatically converted to common stock on a share-for-share basis effective this date.

  On July 13, 1993, the Board of Directors authorized the Company to purchase up to two million shares, or approximately 5% of its common stock. Purchases will be made from time to time at prices management considers appropriate and the repurchased shares will be held as treasury stock. As of December 31, 1994, the Company had purchased 1,006,100 shares of its common stock at an aggregate cost of $12,328,000.

  The Board of Directors adopted a Stockholder Rights Plan in January 1995 designed to (1) guard against coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares or (2) the accumulation of a substantial block of stock without Board approval. The Rights Plan will not prevent takeovers, but is designed to encourage anyone attempting to acquire the Company to first negotiate with the Board. The Plan awards one Right for each outstanding share of common stock held by stockholders of record on February 14, 1995, and thereafter. Each right entitles the holder to purchase from the Company one one-hundredth of a share of Calgon Carbon common stock at a purchase price of $50 per share. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding common stock. If one of those events occurs, each stockholder (with the exception of the person or group who owns 20% or more of the outstanding stock) can exchange the right for shares with a market value equal to the then-current exercise price or three shares, whichever has the greater value.

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

  There were 4,138,640 shares available for issuance under the Plan. In 1985, 2,096,000 options were granted and were exercised in 1985 and 1986. "Incentive" stock options granted since 1986 become exercisable two years after the date of grant in five equal annual installments and are no longer exercisable after the expiration of ten years from the date of grant. Transactions for 1994, 1993 and 1992 are as follows:

                                                 1994        1993        1992
--------------------------------------------------------------------------------
Options outstanding January 1                    396,600     604,600     761,300
Granted                                           49,120          --      12,500
Exercised                                        322,600     198,600     154,800
Cancelled                                         61,120       9,400      14,400
Options outstanding at December 31                62,000     396,600     604,600
Option price range at December 31               $  17.13    $    .70    $    .70
                                                    to          to          to
                                                $  23.13    $  23.13    $  23.13
Options exercisable at December 31                28,700     167,300     176,200
--------------------------------------------------------------------------------
Options available for grant at December 31     1,063,040   1,051,040   1,041,640
================================================================================

--------------------------------------------------------------------------------
9. Employee Growth Sharing Plan

Under the Plan, an employee growth sharing plan pool is calculated as a percentage of the increase in year-to-year pre-tax income plan pool which will be distributed to full time employees not eligible to receive a cash bonus under any other incentive plan of the Company. This plan pool may be adjusted by the Board of Directors at its sole discretion in any plan year in order to reflect any material events that would impact the calculation in either a positive or negative manner. There was no pool for distribution for the years ending December 31, 1994, 1993 and 1992.

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


                                                     Year Ended December 31
(Thousands)                                         1994      1993      1992
--------------------------------------------------------------------------------
Service cost-benefits earned during the period    $ 1,505   $ 1,615    $1,641
Interest cost on projected benefit obligation       1,739     1,898     1,661
Net amortization                                      223       290       288
--------------------------------------------------------------------------------
                                                    3,467     3,803     3,590
--------------------------------------------------------------------------------
Return on plan assets:
  Actual loss (return)                                186    (1,090)     (363)
  Amount deferred                                  (1,504)       22      (406)
--------------------------------------------------------------------------------
Recognized return on plan assets                   (1,318)   (1,068)     (769)
--------------------------------------------------------------------------------
Net pension cost for the period                   $ 2,149   $ 2,735    $2,821
================================================================================
Discount rate                                        7.50%     8.25%     8.25%
Long-term rate of return on assets                   8.50%     8.50%     7.50%
--------------------------------------------------------------------------------

  In addition to the above pension cost for the year ended December 31, 1993, the Company recognized $197,000 for pension curtailment and settlement losses associated with the voluntary retirement incentive program.

                                                                                   December 31
(Thousands)                                                                     1994          1993
------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation
  Vested benefits                                                              $ (9,205)     $ (8,738)
  Nonvested benefits                                                             (2,284)       (2,541)
------------------------------------------------------------------------------------------------------
Accumulated benefit obligations                                                $(11,489)     $(11,279)
======================================================================================================
Projected benefit obligation                                                   $(21,408)     $(23,553)
Plan assets at fair value                                                        15,339        14,297
------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                          $ (6,069)     $ (9,256)
Unrecognized net (gain) loss from past experience different from assumed         (1,067)        1,319
Prior service cost not yet recognized in net periodic pension cost                3,126         3,789
-------------------------------------------------------------------------------------------------------
Pension liability included in the balance sheet                                $ (4,010)     $ (4,148)
=======================================================================================================
Discount rate                                                                     8.25%         7.50%
Rate of increase in compensation levels                                     1.40--4.50%   1.40--4.50%
-------------------------------------------------------------------------------------------------------

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

  For European plans, net pension costs, amounts recognized in the balance sheet and significant assumptions are as follows:

                                                                       Year Ended December 31
(Thousands)                                                         1994        1993        1992
-----------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period                   $     608   $     620   $     627
Interest cost on projected benefit obligation                          799         769         717
Net amortization                                                        68          72          77
-----------------------------------------------------------------------------------------------------
                                                                     1,475       1,461       1,421
-----------------------------------------------------------------------------------------------------
Return on plan assets:
  Actual (return)                                                     (249)       (221)        (31)
  Amount deferred                                                       18         (13)       (153)
-----------------------------------------------------------------------------------------------------
Recognized return on plan assets                                      (231)       (234)       (184)
-----------------------------------------------------------------------------------------------------
Net pension cost for the period                                  $   1,244   $   1,227   $   1,237
=====================================================================================================
Discount rate                                                     7.0--8.0%   8.0--9.0%   8.0--9.0%
Long-term rate of return on assets                                8.0--9.0%   7.0--8.0%   8.0--9.0%
-----------------------------------------------------------------------------------------------------
                                                                                    December 31
(Thousands)                                                                       1994        1993
-----------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation
  Vested benefits                                                            $  (6,760)  $  (5,758)
  Nonvested benefits                                                              (536)       (431)
-----------------------------------------------------------------------------------------------------
Accumulated benefit obligations                                              $  (7,296)  $  (6,189)
=====================================================================================================
Projected benefit obligation                                                 $ (11,544)  $  (9,854)
Plan assets at fair value                                                        3,554       2,742
-----------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                        $  (7,990)  $  (7,112)
Unrecognized net (gain) loss from past experience different from assumed          (331)        404
Unrecognized net transition obligation, net of amortization                        979         940
-----------------------------------------------------------------------------------------------------
Pension liability included in the balance sheet                              $  (7,342)  $  (5,768)
=====================================================================================================
Discount rate                                                                 7.5--9.0%   7.0--8.0%
Rate of increase in compensation levels                                       4.5--7.0%   4.0--6.0%
-----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
11. Provision for Income Taxes

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

 The components of the provision (benefit) for income taxes were as follows:

                                                     Year Ended December 31
(Thousands)                                         1994      1993      1992
-----------------------------------------------------------------------------
Current
  Federal                                         $  1,937   $ 2,703  $ 9,232
  State and local                                      172       564    1,470
  Foreign                                            1,994     2,983    2,698
-----------------------------------------------------------------------------
                                                     4,103     6,250   13,400
-----------------------------------------------------------------------------
Deferred
  Federal                                             (795)    3,981    1,675
  State and local                                     (194)      969      543
  Foreign                                          (13,091)      438     (263)
-----------------------------------------------------------------------------
                                                   (14,080)    5,388    1,955
-----------------------------------------------------------------------------
Provision (benefit) for income taxes              $ (9,977)  $11,638  $15,355
==============================================================================

  Income (loss) before income taxes for 1994, 1993 and 1992 includes ($28,879,000), $7,531,000 and $9,145,000, respectively, generated by operations outside the United States.

  The difference between the U.S. federal statutory tax rate and the Company's effective income tax rate is as follows:

                                                          Year Ended December 31
                                                          1994      1993    1992
--------------------------------------------------------------------------------
U.S. federal statutory rate                              (35.0)%   35.0%   34.0%
State income taxes, net of federal income tax benefit      (.1)     3.2     3.0
Foreign tax credit carryback                              (9.3)      --      --
Higher tax (benefit) rate on foreign income (loss)        (8.9)      .5    (1.8)
Other--net                                                 (.4)     (.9)    (.3)
--------------------------------------------------------------------------------
Effective income tax rate                                (53.7)%   37.8%   34.9%
================================================================================

  Operating loss carryforwards of $33,686,000 in foreign jurisdictions at December 31, 1994 have no expiration dates.

  The Company's U.S. income tax returns have been examined by the Internal Revenue Service through 1991. Management believes that adequate provisions for taxes have been made through December 31, 1994.

  The components of deferred taxes are comprised of the following:

                                                          Year Ended December 31
(Thousands)                                                    1994     1993
--------------------------------------------------------------------------------
Deferred tax assets
  Foreign tax loss carryforwards                             $14,032     $ 2,676
  U.S. federal benefits on foreign income                      3,095       2,696
  Accruals                                                     1,980         920
  Intangibles                                                  1,619          --
  Pensions                                                     1,239       1,411
  Organization costs                                             690         694
  Other                                                          662         405
--------------------------------------------------------------------------------
Total deferred tax assets                                    $23,317     $ 8,802
================================================================================
Deferred tax liabilities
  Property, plant and equipment                              $36,738     $35,769
  Cumulative translation adjustment                            7,723       4,975
  Inventories                                                    503       1,556
  Other                                                        1,042         582
--------------------------------------------------------------------------------
Total deferred tax liabilities                               $46,006     $42,882
================================================================================

--------------------------------------------------------------------------------
12. Other Information

Repair and maintenance expenses were $19,693,000, $20,008,000 and $21,584,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  Other (expense)--net includes net foreign currency transaction losses of ($548,000), ($486,000) and ($806,000) for the years ended December 31, 1994,
1993 and 1992, respectively. Also included are taxes other than on income of $1,335,000, $1,049,000 and $706,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  Deferred taxes included in the translation adjustments for 1994, 1993 and 1992 were $2,824,000, ($1,528,000) and ($1,880,000), respectively.


--------------------------------------------------------------------------------
13. Supplemental Cash Flow Information

(Thousands)                                      1994       1993        1992
--------------------------------------------------------------------------------
Cash paid during the year for
  Interest (net of $91 capitalized in 1992)    $    430   $    994   $   1,351
  Income taxes (net of refunds)                $  4,007   $  4,305   $  14,915
--------------------------------------------------------------------------------
Bank debt
  Borrowings                                   $ 19,891   $ 28,118   $ 214,438
  Repayments                                    (19,293)   (31,889)   (227,862)
--------------------------------------------------------------------------------
Net proceeds from (repayment of) borrowings    $    598   $ (3,771)  $ (13,424)
================================================================================

--------------------------------------------------------------------------------
14. Geographic Information

Net sales by the Company's operations in certain geographic areas, transfers between geographic areas and income from operations for 1994, 1993 and 1992 and identifiable assets, at the end of each year, classified by major geographic areas in which the Company operates, were as follows:

(Thousands)                                         1994       1993       1992
--------------------------------------------------------------------------------
Sales to unaffiliated customers
  U.S.                                            $168,480   $165,919  $178,434
  Europe                                            99,783     97,002   112,861
  Canada                                             5,981      6,503     7,076
--------------------------------------------------------------------------------
                                                  $274,244   $269,424  $298,371
================================================================================
Transfers between areas
  U.S.                                            $ 11,001   $ 12,613  $ 11,653
  Europe                                             5,152     11,544     7,952
  Canada                                                --         --        --
--------------------------------------------------------------------------------
                                                  $ 16,153   $ 24,157  $ 19,605
================================================================================
Income (loss) from operations
  U.S.                                            $ 11,236   $ 25,599  $ 37,554
  Europe                                           (28,865)     5,808     8,135
  Canada                                             1,814      2,450     2,558
  Eliminations                                        (912)      (842)   (1,594)
-------------------------------------------------------------------------------
                                                  $(16,727)  $ 33,015  $ 46,653
===============================================================================
Identifiable assets, end of year
  U. S.                                           $233,655   $230,618  $225,284
  Europe                                           108,959    105,791   108,359
  Canada                                             1,645      1,820     1,935
  Eliminatio ns                                       (775)      (900)   (1,060)
-------------------------------------------------------------------------------
                                                  $343,484   $337,329  $334,518
===============================================================================

  Transfers between geographic areas are at prices in excess of cost and the resultant income is assigned to the geographic area of manufacture. Interarea income remaining in inventories is eliminated in consolidation.

--------------------------------------------------------------------------------
Quarterly Financial Data-Unaudited
(Thousands except per share data)

                                                     1994                                                 1993
                                -----------------------------------------------  -----------------------------------------------
                                1st Quarter 2nd Quarter 3rd Quarter 4th Quarter  1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
------------------------------------------------------------------------------------------------------------------------------------
Net sales                         $62,503     $69,156     $69,354     $ 73,231     $63,732     $72,689     $65,967     $67,036
Gross profit                      $21,094     $26,414     $23,533     $ 25,833     $25,785     $27,594     $25,086     $26,477
Net income (loss)                 $ 2,344     $ 5,222     $ 3,715     $(19,890)    $ 5,166     $ 5,724     $ 4,118     $ 4,145
                                ===============================================  ===============================================
------------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
Net income (loss)
  per common share                $   .06     $   .13     $   .09     $   (.49)    $   .13     $   .14     $   .10     $   .10
                                ===============================================  ===============================================
Average common shares
  outstanding                      40,989      40,765      40,394       40,409      40,964      41,027      41,037      40,967
------------------------------------------------------------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS:

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

  Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of its Stockholders.

ITEM 11. EXECUTIVE COMPENSATION:

  Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of its Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

  Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1995 Annual Meeting of its Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

  Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of its Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

A. Financial Statements
  Financial statements filed as part of this report are listed in the index to Consolidated Financial Statements and Supplementary Data on page 12.

C.Exhibits

                                                                           PAGE
                                                                           ----
    3.1  Amended Certificate of Incorporation............................   (e)
    3.2  By-laws of the Registrant.......................................   (a)
    4.0  Rights Agreement................................................   (h)
    9.1  Voting Trust Agreement..........................................   (b)
    9.2  Voting Trust Certificate of Amendment...........................   (c)
   10.1* Calgon Carbon Corporation Stock Option Plan, as Amended.........   (f)
   10.3* Officers Incentive Plan of Calgon Carbon Corporation, as
         Amended.........................................................   (g)
   21.0  Subsidiaries of the Company.....................................   (d)
   23.0  Consent of Independent Accountants..............................  (30)

  Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 21.0 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1988.
(e) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(g) Incorporated herein by reference to Exhibit 10.3 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of its Stockholders.
(h) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
*   Executive compensation plans.

D.  Reports on Form 8-K
    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Calgon Carbon Corporation

  March 14, 1955                                   /s/ COLIN BAILEY
-----------------                     By_______________________________________
    (Date)                                           COLIN BAILEY
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

        SIGNATURE                          TITLE                     DATE
        ---------                          -----                     ----

    /s/ COLIN BAILEY            President, Chief Executive      March 14, 1995
-------------------------        Officer, Director
      COLIN BAILEY

    /s/ C. P. SHANNON           Senior Vice President,          March 14, 1995
-------------------------        Chief Financial and
      C. P. SHANNON              Accounting Officer

   /s/ RONALD R. TISCH          Executive Vice President        March 14, 1995
-------------------------
     RONALD R. TISCH

 /s/ THOMAS A. McCONOMY         Director, Chairman of the       March 14, 1995
-------------------------        Board
   THOMAS A. MCCONOMY

/s/ ROBERT W. CRUICKSHANK       Director                        March 14, 1995
-------------------------
  ROBERT W. CRUICKSHANK

 /s/ WILLIAM J. GILLIAM         Director                        March 14, 1995
-------------------------
   WILLIAM J. GILLIAM

 /s/ ARTHUR L. GOESCHEL         Director                        March 14, 1995
-------------------------
   ARTHUR L. GOESCHEL

   /s/ NICK H. PRATER           Director                        March 14, 1995
-------------------------
     NICK H. PRATER

    /s/ HARRY H. WEIL           Director                        March 14, 1995
-------------------------
      HARRY H. WEIL

  /s/ ROGER H. ZANITSCH         Director                        March 14, 1995
-------------------------
    ROGER H. ZANITSCH

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                METHOD OF       PAGE
  NO.                    DESCRIPTION                     FILING        NUMBER
 -------                 ------------                   ---------    ----------
  3.1    Amended Certificate of Incorporation.......       (e)
  3.2    By-laws of the Registrant..................       (a)
  4.0    Rights Agreement...........................       (h)
  9.1    Voting Trust Agreement.....................       (b)
  9.2    Voting Trust Certificate of Amendment......       (c)
 10.1*   Calgon Carbon Corporation Stock Option            (f)
         Plan, as Amended...........................
 10.3*   Officers Incentive Plan of Calgon Carbon          (g)
         Corporation, as Amended....................
 21.0    Subsidiaries of the Company................       (d)
 23.0    Consent of Independent Accountants.........  Filed herewith

--------
  Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 21.0 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1988.
(e) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(g) Incorporated herein by reference to Exhibit 10.3 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of its Stockholders.
(h) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
*   Executive compensation plans.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34019) of Calgon Carbon Corporation of our report dated February 10, 1995, except as to
Note 7, which is as of March 1, 1995, appearing on page 13 of this annual report on Form 10-K.

PRICE WATERHOUSE LLP
600 Grant Street
Pittsburgh, Pennsylvania 15219-2793
March 23, 1995