Form 10-Q
period 1995-03-31
CALGON CARBON CORPORATION
filed 1995-05-12
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

             ----------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

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

Yes      No
   -----   ------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at April 28, 1995
- -----------------------------               -----------------------------
Common Stock,  $.01 par value                     40,418,860 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995



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
- ----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
- -------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


     The consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and the notes included therein for the year ended December 31, 1994.

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

                                           Three Months Ended
                                               March 31,
                                       --------------------------
                                           1995          1994
                                       ------------  ------------

Net sales............................  $    68,809   $    62,503
                                       -----------   -----------

Cost of products sold
  (excluding depreciation)...........       44,169        41,409
Depreciation.........................        4,522         4,802
Selling, general and
  administrative expenses............       12,039        10,437
Research and development
  expenses...........................        1,324         1,646
                                       -----------   -----------

                                            62,054        58,294
                                       -----------   -----------

Income from operations...............        6,755         4,209

Interest income......................          360           155
Interest expense.....................         (212)         (130)
Other income (expense)--net..........         (640)         (584)
                                       -----------   -----------

Income before income taxes...........        6,263         3,650

Provision for income taxes...........        2,344         1,306
                                       -----------   -----------

Net income...........................        3,919         2,344

Common stock dividends...............      (23,241)       (1,642)
Retained earnings, beginning
  of period..........................      164,325       179,427
                                       -----------   -----------
Retained earnings, end of
  period.............................  $   145,003   $   180,129
                                       ===========   ===========
 Net income per common share.........         $.10          $.06
                                       ===========   ===========

Weighted average shares outstanding..   40,418,860    40,989,220
                                       ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                           -------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                               March 31,   December 31,
                                                  1995         1994
                                               ----------  -------------
                                               (Unaudited)

      ASSETS
Current assets:
 Cash and cash equivalents...................   $ 26,465       $ 45,376
 Receivables.................................     52,530         50,855
 Inventories.................................     47,262         41,672
 Other current assets........................     11,819         11,225
                                                --------       --------
   Total current assets......................    138,076        149,128

Property, plant and equipment, net...........    181,336        179,148
Other assets.................................     16,822         15,208
                                                --------       --------

   Total assets..............................   $336,234       $343,484
                                                ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........   $  7,940       $  3,273
 Accounts payable and accrued liabilities....     24,993         28,623
 Restructuring reserve.......................     24,304         22,761
 Payroll and benefits payable................     11,485         10,691
 Accrued income taxes........................        706            501
                                                --------       --------
   Total current liabilities.................     69,428         65,849

Long-term debt...............................      5,745          6,401
Deferred income taxes........................     39,278         34,341
Other liabilities............................     10,436          9,746
                                                --------       --------

   Total liabilities.........................    124,887        116,337
                                                --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,424,960
  shares issued..............................        414            414
 Additional paid-in capital..................     61,986         61,986
 Retained earnings...........................    145,003        164,325
 Cumulative translation adjustments..........     16,272         12,750
                                                --------       --------
                                                 223,675        239,475

 Treasury stock, at cost, 1,006,100 shares...    (12,328)       (12,328)
                                                --------       --------

   Total shareholders' equity................    211,347        227,147
                                                --------       --------

   Total liabilities and
    shareholders' equity.....................   $336,234       $343,484
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

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1995      1994
                                                     --------  --------

Cash flows from operating activities
- ---------------------------------------------------
Net income.........................................  $  3,919   $  2,344
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization....................     4,582      4,941
  Employee benefit plan provisions.................       187        163
  Changes in assets and liabilities
   (net of exchange):
    (Increase) decrease in receivables.............   (    84)       853
    (Increase) in inventories......................   ( 2,327)   ( 1,609)
    (Increase) decrease in other current
      assets.......................................   (   406)       726
    (Decrease) in restructuring reserve............   ( 1,017)         -
    (Decrease) in accounts payable
     and accruals..................................   ( 4,265)   (   181)
    Increase in long-term deferred
     income taxes (net)............................     3,253      1,042
  Other items--net.................................   ( 1,009)   ( 1,333)
                                                     --------   --------
   Net cash provided by
    operating activities...........................     2,833      6,946
                                                     --------   --------

Cash flows from investing activities
- ---------------------------------------------------
 Property, plant and equipment expenditures........   ( 1,807)   ( 2,049)
 Proceeds from disposals of equipment..............        91         74
                                                     --------   --------
   Net cash (used in) investing activities.........   ( 1,716)   ( 1,975)

Cash flows from financing activities
- ---------------------------------------------------

 Net proceeds from borrowings......................     3,151        354
 Treasury stock purchases..........................         -    (   515)
 Common stock dividends............................   (23,241)   ( 1,642)
 Other.............................................         -        100
                                                     --------   --------
   Net cash (used in)
    financing activities...........................   (20,090)   ( 1,703)
                                                     --------   --------

Effect of exchange rate changes on cash............        62        913
                                                     --------   --------

Increase (decrease) in cash and cash equivalents.     (18,911)     4,181
Cash and cash equivalents, beginning
 of period.........................................    45,376     21,792
                                                     --------   --------

Cash and cash equivalents, end of period...........  $ 26,465   $ 25,973
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

                           CALGON CARBON CORPORATION
                    SELECTED NOTES TO FINANCIAL STATEMENTS
                    --------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

1.    Inventories:

                               March, 31, 1995    December 31, 1994
                               ---------------    -----------------
 Raw materials                     $ 8,851              $ 7,119
 Finished goods                     38,411               34,553
                                   -------              -------
                                   $47,262              $41,672
                                   =======              =======

2.  Supplemental Cash Flow Information:

                                   Three Months Ended March 31,
                                   ----------------------------
                                     1995               1994
                                   --------            -------

 Cash paid during the period for:
  Interest                         $    31             $    65
  Income taxes (refunds) net       $  (106)            $(1,057)
                                   -------             -------

 Bank debt:
  Borrowings                       $10,537             $ 8,588
  Repayments                        (7,386)             (8,234)
                                   -------             -------
 Net proceeds from
  borrowings                       $ 3,151             $   354
                                   =======             =======

   3. Common stock dividends declared during the quarter ended March 31, 1995 were $.575 per common share. This consisted of a special dividend of $.50 per common share and a normal dividend of $.075 per common share. Common stock dividends declared during the quarter ended March 31, 1994 were $.04 per common share.

   4.  Restructuring Reserve:

       The Company recorded restructuring charges in each of the years 1994, 1993 and 1992 (details of such charges are shown in the "Restructuring Charges" note to the 1994 financial statements in the annual report). Activity and adjustments to the Restructuring Reserve for the period of January 1 through March 31, 1995 are as follows:

                                                                   Currency
                                        Balance                   Translation       Balance
                                  January 1, 1995    Payments     Adjustments    March 31, 1995
                                  -------------------------------------------------------------

Employee separations                   $10,313       $  (807)        $1,161         $10,667
Demolition, disposition,
  site protection and environ-
  mental costs - Brilon Wald            12,448          (210)         1,399          13,637
                                       -------       -------         ------         -------

           Total                       $22,761       $(1,017)        $2,560         $24,304
                                       =======       =======         ======         =======


                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and
   Shareholders of
   Calgon Carbon Corporation


   We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of March 31, 1995 and the related consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

   We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 10, 1995, except as to Note 7, which was as of March 1, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


   PRICE WATERHOUSE LLP

   Pittsburgh, PA
   May 12, 1995

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

   Results of Operations
   ---------------------

        Net sales increased by $6.3 million or 10.1% for the three month period ended March 31, 1995 versus the corresponding period in 1994. Net sales to the industrial process market of $34.6 million for the three months ended March 31, 1995 increased by $4.0 million or 12.9% from the comparable period in 1994. This increase was broad based, reflecting strong results in the food category both in the United States and in Europe along with increases in the European chemical/pharmaceutical and the United States original equipment manufacturers areas. Net sales to the environmental markets were $30.1 million for the quarter ended March 31, 1995. This represented an increase of $1.8 million or 6.3% versus the corresponding quarter of 1994. This increase was primarily related to sales of large industrial equipment in the United States. The consumer area reported sales of $3.2 million for the three month period ended March 31, 1995 and represented an increase of $.2 million or 8.4% versus the three month period ended March 31, 1994. The overall sales increase was primarily due to worldwide volume increases due to improved economic conditions and to increases due to exchange rate changes of $3.0 million.

   Gross profit, before depreciation, as a percentage of net sales was 35.8% for the three months ended March 31, 1995 versus 33.7% for the comparable period in 1994. This improvement was primarily due to a more profitable mix of products sold but did reflect some price increases.

   Depreciation expense for the three months ended March 31, 1995 decreased by $.3 million versus the three months ended March 31, 1994 due to the write off of unproductive fixed assets in the 1994 restructuring charge.

   Selling, general and administrative expenses increased by $1.6 million or 15.3% during the quarter ended March 31, 1995 versus the comparable 1994 quarter. This increase was primarily the result of the effect of exchange rate changes but also includes a provision for Company's Employee Growth Sharing Plan in 1995 of $.3 million due to the Company's improved performance. There was no 1994 provision.

   Research and Development expenses decreased by $.3 million or 19.6% during the three months ended March 31, 1995 versus the corresponding 1994 period.

   The effective tax rate for the three month period ended March 31, 1995 was 37.4% versus 35.8% for the similar three month period in 1994. This increase was due to reduced foreign tax benefits.

   Financial Condition
   -------------------

        Working Capital and Liquidity
        -----------------------------

        Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, normal capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the foreseeable future. The Company has two United States credit facilities in the amounts of $10 million each, expiring at the end of May 1995 and at the end of April 1996, respectively, and a German credit facility in the amount of $10.9 million with a duration of "until further notice". The Company regularly monitors its available credit facilities and is currently in the process of obtaining an extension of the United States facility that expires at the end of May 1995. Based upon its present financial position and history of operations, it is contemplated that these credit facilities, coupled with cash flow from operations, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable working capital, capital expenditure, stock repurchase and dividend requirements.

   Net cash provided by operating activities was $2.8 million for the three month period ended March 31, 1995. This represented a decrease of $4.1 million from the three month period ended March 31, 1994. This overall decrease was the net effect of a greater increase in working capital in the 1995 period versus 1994 partially offset by increased net income and a larger increase in long-term deferred income taxes--net.

   Restructuring of Operations
   ---------------------------

        The Company continued to execute the plan to close the Brilon Wald plant and to pay other liabilities recognized as of December 31, 1994. Production at this plant will be permanently discontinued by June 30, 1995. More detailed evaluations of demolition, disposition, site protection and environmental costs were made during this quarter and the existing reserves were determined to be sufficient.

   Cash outlays to cover restructuring costs are projected to be paid as follows:

                                                Projected Payments
                                      ---------------------------------------
                                             1995                  1996
                       Reserve at     ------------------   ------------------
 Millions            March 31, 1995   2nd Qtr.  2nd Half   1st Half  2nd Half
                     --------------   --------  --------   --------  --------
Employee separations        $10.7         $2.5     $ 7.2       $1.0      $ -
Demolition, disposition,
 site protection and
 environmental costs         13.6          0.6       8.9        2.6       1.5
                            -----         ----     -----       ----      ----

    Total                   $24.3         $3.1     $16.1       $3.6      $1.5
                            =====         ====     =====       ====      ====

   Capital Expenditures and Investments
   ------------------------------------

        Capital expenditures for property, plant and equipment totaled $1.8 million for the three months ended March 31, 1995. This compares to expenditures of $2.0 million for the same period in 1994. The major portion of the 1995 expenditure amount was related to domestic service customer capital ($.5 million) and production improvements at the Big Sandy, Kentucky plant ($.7 million). Capital expenditures for the year 1995 are currently projected to be approximately $20 million.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders
   ------   ---------------------------------------------------

            None

   Item 6.  Exhibits and Reports on Form 8-K
   ------   --------------------------------

   (a)  Exhibits

            None

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the quarter ended March 31, 1995.

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



                                  CALGON CARBON CORPORATION
                                  -------------------------
                                        (REGISTRANT)



   Date:  May 12, 1995               By /s/C.P. Shannon
                                        -------------------------------
                                         C. P. Shannon
                                         Sr. Vice President-Finance
                                         (Chief Financial Officer)