Form 10-Q
period 1995-06-30
CALGON CARBON CORPORATION
filed 1995-08-10
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to
                                                    -------    -------

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

Yes       No
   -----     ------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at July 31, 1995
-----------------------------            ----------------------------
Common Stock,  $.01 par value            40,418,860 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED June 30, 1995



                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

 Item 1.  Financial Statements
 ------   --------------------
                                                                   Page
                                                                   ----

            Introduction to the Financial Statements . . . . . . .   2

            Consolidated Statement of Income and
             Retained Earnings . . . . . . . . . . . . . . . . . .   3

            Consolidated Balance Sheet . . . . . . . . . . . . . .   4

            Consolidated Statement of Cash Flows . . . . . . . . .   5

            Selected Notes to Financial Statements . . . . . . . .   6

            Report of Independent Accountants on Review of
             Unaudited Interim Financial Information . . . . . . .   7


 Item 2.  Management's Discussion and Analysis of Results
 ------   -----------------------------------------------
            of Operations and Financial Condition  . . . . . . . .   8
            -------------------------------------

PART II - OTHER INFORMATION
-------   -----------------

 Item 4.  Submission of Matters to a Vote of Security Holders. . .  11
 ------   ---------------------------------------------------

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  11
 ------   --------------------------------

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
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
                                  (Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                    June 30,
                                                           ----------------------       -----------------------
                                                              1995         1994            1995         1994
                                                           ---------    ---------       ---------     ---------
Net sales................................................  $ 75,968     $ 69,156        $144,777      $131,659
                                                           --------     --------        --------      --------
Cost of products sold
 (excluding depreciation)................................    48,076       42,742          92,245        84,151
 Depreciation............................................     4,632        4,751           9,154         9,553
Selling, general and
 administrative expenses.................................    12,395       11,823          24,434        22,260
Research and development
 expenses................................................     1,456        1,566           2,780         3,212
                                                           --------     --------        --------      --------
                                                             66,559       60,882         128,613       119,176
                                                           --------     --------        --------      --------
Income from operations...................................     9,409        8,274          16,164        12,483

Interest income..........................................       347          254             707           409
Interest expense.........................................      (200)        ( 99)           (412)         (229)
Other income (expense)--net..............................      (438)        (449)         (1,078)       (1,033)
                                                           --------     --------        --------      --------
Income before income taxes...............................     9,118        7,980          15,381        11,630

Provision for income taxes...............................     3,067        2,758           5,411         4,064
                                                           --------     --------        --------      --------
Net income...............................................     6,051        5,222           9,970         7,566

Common stock dividends...................................    (3,031)      (1,618)        (26,272)       (3,260)
Retained earnings, beginning
 of period...............................................   145,003      180,129         164,325       179,427
                                                           --------     --------        --------      --------
Retained earnings, end of
 period..................................................  $148,023     $183,733        $148,023      $183,733
                                                           ========     ========        ========      ========

Net income per common share..............................      $.15         $.13            $.25          $.19
                                                           ========     ========        ========      ========
Weighted average shares
 outstanding                                             40,418,860   40,764,618      40,418,860    40,876,299
                                                         ==========   ==========      ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                               June 30,     December 31,
                                                 1995           1994
                                               ---------    -------------
                                               (Unaudited)
                   ASSETS
Current assets:
 Cash and cash equivalents...................  $ 30,844       $ 45,376
 Receivables.................................    53,433         50,855
 Inventories.................................    51,587         41,672
 Other current assets........................    13,218         11,225
                                               --------       --------
   Total current assets......................   149,082        149,128

Property, plant and equipment, net...........   179,449        179,148
Other assets.................................    17,667         15,208
                                               --------       --------
   Total assets..............................  $346,198       $343,484
                                               ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........  $  6,320       $  3,273
 Accounts payable and accrued liabilities....    30,224         28,623
 Restructuring reserve.......................    21,562         22,761
 Payroll and benefits payable................    12,977         10,691
 Accrued income taxes........................     2,316            501
                                               --------       --------
   Total current liabilities.................    73,399         65,849

Long-term debt...............................     5,744          6,401
Deferred income taxes........................    42,734         34,341
Other liabilities............................    10,005          9,746
                                               --------       --------
   Total liabilities.........................   131,882        116,337
                                               --------       --------
Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,424,960
  shares issued..............................       414            414
 Additional paid-in capital..................    61,986         61,986
 Retained earnings...........................   148,023        164,325
 Cumulative translation adjustments..........    16,221         12,750
                                               --------       --------
                                                226,644        239,475

 Treasury stock, at cost, 1,006,100 shares...   (12,328)       (12,328)
                                               --------       --------

   Total shareholders' equity................   214,316        227,147
                                               --------       --------
   Total liabilities and
    shareholders' equity.....................  $346,198       $343,484
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

                                                      Six Months Ended
                                                          June 30,
                                                    --------------------
                                                      1995       1994
                                                    ---------  ---------
Cash flows from operating activities
------------------------------------
Net income.........................................  $  9,970   $  7,566
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization....................     9,220      9,822
  Employee benefit plan provisions.................       386        333
  Changes in assets and liabilities
   (net of exchange):
    (Increase) decrease in receivables.............   (   997)     2,178
    (Increase) in inventories......................   ( 6,692)   ( 2,644)
    (Increase) decrease in other current
      assets.......................................   ( 1,553)       634
    (Decrease) in restructuring reserve............   ( 3,673)         -
    Increase in accounts payable
     and accruals..................................     3,505      2,189
    Increase in long-term deferred
     income taxes (net)............................     5,230      1,408
  Other items--net.................................   (   921)   ( 1,281)
   Net cash provided by
    operating activities...........................    14,475     20,205
                                                     --------   --------

Cash flows from investing activities
------------------------------------
 Property, plant and equipment expenditures........   ( 4,777)   ( 4,156)
 Proceeds from disposals of equipment..............       172        392
                                                     --------   --------
   Net cash (used in) investing activities.........   ( 4,605)   ( 3,764)
                                                     --------   --------

Cash flows from financing activities
------------------------------------
 Net proceeds from (repayments of) borrowings......     1,673    ( 2,324)
 Treasury stock purchases..........................         -    ( 8,641)
 Common stock dividends............................   (26,272)   ( 3,260)
 Other.............................................         -        120
                                                     --------   --------
   Net cash (used in)
    financing activities...........................   (24,599)   (14,105)
                                                     --------   --------

Effect of exchange rate changes on cash............       197      1,673
                                                     --------   --------

Increase (decrease) in cash and cash equivalents...   (14,532)     4,009
Cash and cash equivalents, beginning
 of period.........................................    45,376     21,792
                                                     --------   --------

Cash and cash equivalents, end of period...........  $ 30,844   $ 25,801
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)


1.  Inventories:
                                           June 30, 1995     December 31, 1994
                                           -------------     -----------------
    Raw materials                            $ 15,293             $  7,119
    Finished goods                             36,294               34,553
                                             --------             --------
                                             $ 51,587             $ 41,672
                                             ========             ========

2.  Supplemental Cash Flow Information:

                                                Six Months Ended June 30,
                                           -----------------------------------
                                                1995               1994
                                           -------------     -----------------
    Cash paid during the period for:
      Interest                               $    512             $    198
      Income taxes (refunds) net             $    (31)            $  1,476
                                             --------             --------
     Bank debt:
      Borrowings                             $ 21,611             $ 11,405
      Repayments                              (19,938)             (13,729)
                                             --------             --------
     Net proceeds from (repayments of)
      borrowings                             $  1,673             $ (2,324)
                                             ========             ========

3. Common stock dividends declared during the quarter ended June 30, 1995 were $.075 per common share. Common stock dividends declared during the quarter ended June 30, 1994 were $.04 per common share.

4.  Restructuring Reserve:

    The Company recorded restructuring charges in each of the years 1994, 1993 and 1992 (details of such charges are shown in the "Restructuring Charges" note to the 1994 financial statements in the annual report). Activity and adjustments to the Restructuring Reserve for the period of January 1 through June 30, 1995 are as follows:

                                                                  Currency
                                       Balance                   Translation     Balance
                                  January 1, 1995   Payments     Adjustments  June 30, 1995
                                  ---------------   --------     ------------ ------------------
Employee separations                   $10,313       $(3,089)       $1,105      $ 8,329
Demolition, disposition,
  site protection and environ-
  mental costs                          12,448          (584)        1,369       13,233
                                       -------       -------        ------      -------
           Total                       $22,761       $(3,673)       $2,474      $21,562
                                       =======       =======        ======      =======

                       REPORT OF INDEPENDENT ACCOUNTANTS


   To the Board of Directors and
   Shareholders of
   Calgon Carbon Corporation


   We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of June 30, 1995 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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



   PRICE WATERHOUSE LLP

   Pittsburgh, PA
   August 11, 1995

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

   Results of Operations
   ---------------------

        Net sales for the three and six months ended June 30, 1995 increased by $6.8 million or 9.9% and by $13.1 million or 10.0%, respectively, versus the three and six months ended June 30, 1994. Net sales to the industrial process markets of $36.1 million and $70.7 million for the three and six month periods ended June 30, 1995 were above the comparable 1994 periods by $4.5 million or 14.1% and $8.4 million or 13.5%, respectively. The increase for both the quarter and six month periods were primarily related to worldwide increases in the chemical/pharmaceutical and original equipment manufacturer areas and in the European energy category. Net sales to the environmental markets for the three and six month periods ended June 30, 1995 were $31.7 million and $61.8 million, respectively, representing increases of $.5 million or 1.7% and $2.3 million or 3.9% over comparable 1994 periods. The increase for the quarter was primarily the net result of increases in the European municipal category partially offset by reduced large equipment sales in the United States. In addition to the aforementioned improved quarterly results in the European municipal category, the cumulative year-to-date increase reflected a net increase for sales of large equipment in the United States. The consumer area reported sales of $7.1 million for the three month period ended June 30, 1995 and $10.3 million for the six month period then ended. These results represented increases of $1.5 million or 27.7% and $1.8 million or 21.1% versus the comparable 1994 periods. Increases for both periods were the result of wet weather in Central Europe during the 1994 barbecuing season. The overall sales increases were primarily due to worldwide volume increases due to improved economic conditions and to increases due to exchange rate changes of $4.2 million in the three month and $7.2 million in the six month periods ended June 30, 1995.

   Gross profit, before depreciation, as a percentage of net sales was 36.7% for the three month period ended June 30, 1995 and 36.3% for the six month period then ended. These rates compare to 38.2% and 36.1% for the comparable 1994 periods, respectively. The 1994 periods included a one-time tax credit from the German government of approximately $1.0 million. Had this credit not been received in 1994, gross profit, before depreciation, as a percentage of net sales would have been 36.7% and 35.3% for the respective three and six month periods ending June 30, 1994.

   Depreciation expense for the three months ended June 30, 1995 and for the six month period then ended decreased by $.1 million and $.4 million versus the three and six months ended June 30, 1994 due to the write off of unproductive fixed assets in the 1994 restructuring charge.

   Selling, general and administrative expenses increased by $.6 million or 4.8% during the quarter ended June 30, 1995 versus the comparable 1994 quarter and by $2.2 million or 9.8% compared to the same six month period in 1994. Both increases were primarily the result of the effect of exchange rate changes but also included a provision for the Company's Employee Growth Sharing Plan in 1995 of $.1 million in the quarter and $.4 million in the six month period ended June 30, 1995 due to the Company's improved performance. There were no 1994 provisions for this plan.

   Research and Development expenses decreased by $.1 million or 7.0% during the three months ended June 30, 1995 and by $.4 million or 13.4% for the six months then ended versus the corresponding 1994 periods.

   The effective tax rates for the three and six months ended June 30, 1995 were 33.6% and 35.2%, respectively. These rates represented a decrease of 1.0 percentage point from the three month period ended June 30, 1994 and an increase of .3 percentage points versus the six month period then ended. The decrease for the quarter was the result of reduced state taxes while the net increase for the six month period also reflected reduced foreign tax benefits.

   Financial Condition
   -------------------

        Working Capital and Liquidity
        -----------------------------

        Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, normal capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the foreseeable future. The Company has two United States credit facilities in the amounts of $10 million each, expiring at the end of April 1996 and at the end of May 1996, respectively, and a German credit facility in the amount of $10.8 million with a duration of "until further notice". Based upon its present financial position and history of operations, it is contemplated that these credit facilities, coupled with cash flow from operations, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable working capital, capital expenditure, stock repurchase and dividend requirements.

   Net cash provided by operating activities was $14.5 million for the six month period ended June 30, 1995. This represented a decrease of $5.7 million from the six month period ended June 30, 1994. This overall decrease was the net effect of a greater increase in working capital in the 1995 period versus 1994, partially offset by increased net income and a larger increase in long-term deferred income taxes--net.

   Restructuring of Operations
   ---------------------------

        The Company continued to execute the plan to close the Brilon Wald plant in Germany and to pay other liabilities recognized as of December 31, 1994. Production at this plant ceased at the end of June, 1995 and total shutdown continues as scheduled. Evaluations of demolition, disposition, site protection and environmental costs continue and the existing reserves were determined to be sufficient.

   Cash outlays to cover restructuring costs are projected to be paid as follows:

                                                   Projected Payments
                                              -----------------------------
                                Reserve at      1995           1996
                               -------------  --------  -------------------
       Millions                June 30, 1995  2nd Half  1st Half   2nd Half
                               -------------  --------  --------   --------

   Employee separations             $ 8.3       $ 7.1    $1.2       $  -
   Demolition, disposition,
     site protection and
     environmental costs             13.3         8.8     2.9          1.6
                                    -----       -----    ----        -----
           Total                    $21.6       $15.9    $4.1        $ 1.6
                                    =====       =====    ====        =====

   Capital Expenditures and Investments
   ------------------------------------

        Capital expenditures for property, plant and equipment totaled $4.8 million for the six months ended June 30, 1995. This compares to expenditures of $4.2 million for the same period in 1994. The major portion of the 1995 expenditure amount was related to domestic service customer capital ($.8 million) and improvements to a production line at the Big Sandy, Kentucky plant ($2.4 million). Capital expenditures for the year 1995 are currently projected to be approximately $16 million.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Item 4.   Submission of Matters to a Vote of Security Holders
   -------   ---------------------------------------------------

   The annual meeting of stockholders was held April 18, 1995. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

   1.   All nominees for director listed in the proxy statement were elected.

                                 Votes For   Votes Withheld
                                 ----------  --------------
        Robert W. Cruickshank    32,433,288         106,529
        Arthur L. Goeschel       32,413,306         126,511
        Thomas A. McConomy       32,430,905         108,912

        The following directors continued in office after the meeting:

        Class of 1996
        -------------

        William J. Gilliam
        Nick H. Prater
        Harry H. Weil

        Class of 1997
        -------------

        Colin Bailey
        Ronald R. Tisch
        Roger H. Zanitsch

   2. Price Waterhouse LLP was elected as the independent accountants for 1995. (For - 32,461,526; Against - 43,418; Abstained - 34,873).

   Item 6.   Exhibits and Reports on Form 8-K
   -------   --------------------------------

   (a)  Exhibits

             None

   (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended June 30, 1995.

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



                                     CALGON CARBON CORPORATION
                                     -------------------------
                                        (REGISTRANT)



   Date:  August 11, 1995            By /s/C.P. SHANNON
                                        -------------------------------
                                           C. P. Shannon
                                           Sr. Vice President-Finance
                                           (Chief Financial Officer)