Form 10-Q
period 1995-09-30
CALGON CARBON CORPORATION
filed 1995-11-13
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from         to
                               -------    ------

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

Yes       No
   -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at October 31, 1995
     -----------------------------            -------------------------------
     Common Stock,  $.01 par value                    40,418,860 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                        QUARTER ENDED September 30, 1995



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
                                  (Unaudited)

                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                     September 30,
                                                             -----------------------------        ------------------------
                                                                  1995            1994              1995            1994
                                                             -------------    ------------        ---------       --------
Net sales..................................................       $ 71,283        $ 69,354         $216,060       $201,013
                                                                ----------      ----------       ----------     ----------

Cost of products sold
 (excluding depreciation)..................................         44,279          45,821          136,524        129,972
Depreciation...............................................          4,898           4,871           14,052         14,424
Selling, general and
 administrative expenses...................................         12,256          11,577           36,690         33,837
Research and development
 expenses..................................................          1,420           1,481            4,200          4,693
                                                                ----------      ----------       ----------     ----------

                                                                    62,853          63,750          191,466        182,926
                                                                ----------      ----------       ----------     ----------

Income from operations.....................................          8,430           5,604           24,594         18,087

Interest income............................................            325             237            1,032            646
Interest expense...........................................           (154)           ( 91)            (566)          (320)
Other income (expense)--net................................           (256)           (383)          (1,334)        (1,416)
                                                                ----------      ----------       ----------     ----------

Income before income taxes.................................          8,345           5,367           23,726         16,997

Provision for income taxes.................................          2,756           1,652            8,167          5,716
                                                                ----------      ----------       ----------     ----------

Net income.................................................          5,589           3,715           15,559         11,281

Common stock dividends.....................................         (3,032)         (1,616)         (29,304)        (4,876)
Retained earnings, beginning
 of period.................................................        148,023         183,733          164,325        179,427
                                                                ----------      ----------       ----------     ----------
Retained earnings, end of
 period....................................................       $150,580        $185,832         $150,580       $185,832
                                                                ==========      ==========       ==========     ==========

Net income per common share................................           $.14            $.09             $.38           $.28
                                                                ==========      ==========       ==========     ==========

Weighted average shares
 outstanding .............................................      40,418,860      40,393,502       40,418,860     40,713,598
                                                                ==========      ==========       ==========     ==========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)


                                                September 30,   December 31,
                                                    1995           1994
                                               --------------  -------------
                                                 (Unaudited)
      ASSETS
Current assets:
 Cash and cash equivalents...................       $ 34,213       $ 45,376
 Receivables.................................         46,531         50,855
 Inventories.................................         45,780         41,672
 Other current assets........................         11,234         11,225
                                                    --------       --------
   Total current assets......................        137,758        149,128

Property, plant and equipment, net...........        177,712        179,148
Other assets.................................         15,441         15,208
                                                    --------       --------

   Total assets..............................       $330,911       $343,484
                                                    ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........       $  6,838       $  3,273
 Accounts payable and accrued liabilities....         23,490         28,623
 Restructuring reserve.......................         13,240         22,761
 Payroll and benefits payable................         13,226         10,691
 Accrued income taxes........................          2,614            501
                                                    --------       --------
   Total current liabilities.................         59,408         65,849

Long-term debt...............................          5,727          6,401
Deferred income taxes........................         40,533         34,341
Other liabilities............................          9,515          9,746
                                                    --------       --------

   Total liabilities.........................        115,183        116,337
                                                    --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,424,960
  shares issued..............................            414            414
 Additional paid-in capital..................         61,986         61,986
 Retained earnings...........................        150,580        164,325
 Cumulative translation adjustments..........         15,076         12,750
                                                    --------       --------
                                                     228,056        239,475

 Treasury stock, at cost, 1,006,100 shares...        (12,328)       (12,328)
                                                    --------       --------

   Total shareholders' equity................        215,728        227,147
                                                    --------       --------

   Total liabilities and
    shareholders' equity.....................       $330,911       $343,484
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

                                                     Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       1995      1994
                                                     --------   --------

Cash flows from operating activities
---------------------------------------------------
Net income.........................................  $ 15,559   $ 11,281
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization....................    14,125     14,823
  Employee benefit plan provisions.................       580        513
  Changes in assets and liabilities
   (net of exchange):
    Decrease in receivables........................     5,164      1,354
    (Increase) decrease in inventories.............   ( 2,015)       373
    Decrease in other current assets...............       281        315
    (Decrease) in restructuring reserve............   (11,304)         -
    (Decrease) in accounts payable
     and accruals..................................   ( 1,319)   ( 1,821)
    Increase in long-term deferred
     income taxes (net)............................     5,225      3,131
  Other items--net.................................   ( 1,393)   ( 1,326)
                                                     --------   --------
   Net cash provided by
    operating activities...........................    24,903     28,643
                                                     --------   --------

Cash flows from investing activities
---------------------------------------------------
 Property, plant and equipment expenditures........   ( 9,159)   ( 5,383)
 Proceeds from disposals of equipment..............       174        537
                                                     --------   --------
   Net cash (used in) investing activities.........   ( 8,985)   ( 4,846)
                                                     --------   --------

Cash flows from financing activities
---------------------------------------------------
 Net proceeds from (repayments of) borrowings......     2,258    ( 2,238)
 Treasury stock purchases..........................         -    ( 9,868)
 Common stock dividends............................   (29,304)   ( 4,876)
 Other.............................................         -        154
                                                     --------   --------
   Net cash (used in)
    financing activities...........................   (27,046)   (16,828)
                                                     --------   --------

Effect of exchange rate changes on cash............   (    35)     2,366
                                                     --------   --------

Increase (decrease) in cash and cash equivalents.     (11,163)     9,335
Cash and cash equivalents, beginning
 of period.........................................    45,376     21,792
                                                     --------   --------

Cash and cash equivalents, end of period...........  $ 34,213   $ 31,127
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

   1.  Inventories:

                      September 30, 1995   December 31, 1994
                      ------------------   -----------------
 Raw materials             $ 15,070            $  7,119
 Finished goods              30,710              34,553
                           --------            --------
                           $ 45,780            $ 41,672
                           ========            ========

   2.  Supplemental Cash Flow Information:

                                    Nine Months Ended September 30,
                                    -------------------------------
                                             1995       1994
                                           --------   --------

 Cash paid during the period for:
  Interest                                 $    717   $    306
  Income taxes net                         $    936   $  3,540
                                           --------   --------

 Bank debt:
  Borrowings                               $ 31,648   $ 11,611
  Repayments                                (29,390)   (13,849)
                                           --------   --------
 Net proceeds from (repayments of)
  borrowings                               $  2,258   $ (2,238)
                                           ========   ========

   3. Common stock dividends declared during the quarter ended September 30, 1995 were $.075 per common share. Common stock dividends declared during the quarter ended September 30, 1994 were $.04 per common share.

   4.  Restructuring Reserve:

       The Company recorded restructuring charges in each of the years 1994, 1993 and 1992 (details of such charges are shown in the "Restructuring Charges" note to the 1994 financial statements in the annual report). Activity and adjustments to the Restructuring Reserve for the period of January 1 through September 30, 1995 are as follows:

                                                                  Currency
                                        Balance                  Translation     Balance
                                     Jan. 1, 1995  Payments      Adjustments  Sept. 30, 1995
                                     ------------  --------      -----------  ---------------

Employee separations                   $10,313      $( 9,030)      $  765         $ 2,048
Demolition, disposition,
  site protection and environ-
  mental costs                          12,448       ( 2,274)       1,018          11,192
                                       -------      --------       ------         -------

           Total                       $22,761      $(11,304)      $1,783         $13,240
                                       =======      ========       ======         =======


                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and
   Shareholders of
   Calgon Carbon Corporation


   We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of September 30, 1995 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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



   PRICE WATERHOUSE LLP

   Pittsburgh, PA
   November 13, 1995

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

   Results of Operations
   ---------------------

        Net sales for the three and nine months ended September 30, 1995 increased by $1.9 million or 2.8% and by $15.0 million or 7.5%, respectively, versus the three and nine months ended September 30, 1994. Net sales to the industrial process markets were $31.9 million for the three month period ended September 30, 1995 and $102.6 million for the nine month period then ended. These results represented increases of $3.0 million or 10.4% and $11.4 million or 12.5% versus the comparable 1994 periods. The increases for the quarter and nine month periods were primarily related to worldwide increases in the chemical/pharmaceutical and original equipment manufacturer areas while the increase for the nine month period also included increases in the European energy category. Net sales to the environmental markets of $33.2 million and $95.0 million for the three and nine month periods ended September 30, 1995 resulted in a decrease of $2.1 million or 5.8% versus the three month period ended September 30, 1994 and an increase of $.3 million or .3% for the nine month period then ended. The decrease for the quarter was related to reduced equipment sales to industrial customers in the United States and in Europe. The increase for the nine month period was the net effect of positive results in the European municipal category offset by reduced equipment billings. The consumer charcoal area reported sales of $5.4 million for the three month period ended September 30, 1995 and $15.7 million for the nine month period then ended, and represented increases of $.9 million or 21.1% and $2.7 million or 21.1% versus the comparable 1994 periods. Increases for both periods were the result of favorable weather in Central Europe during 1995. For the quarter, the net sales increase included a positive effect from exchange rate changes of $1.7 million. The net sales increase for the nine month period resulted from improved carbon, service and charcoal sales and included an increase due to exchange rate changes of $8.8 million.

   Gross profit, before depreciation, as a percentage of net sales was 37.9% for the three month period ended September 30, 1995 and 36.8% for the nine month period then ended compared to 33.9% and 35.3% for the comparable 1994 periods, respectively. The 1994 nine month period included a one-time tax credit from the German government of approximately $1.0 million, and had this credit not been received, gross profit, before depreciation, would have been 34.8%. The continuing gross profit increases are the result of efforts to reduce production costs and improve product mix.

   Depreciation expense for the nine months ended September 30, 1995 decreased by $.4 million due to the writeoff of unproductive fixed assets in 1994.

   Selling, general and administrative expenses increased by $.7 million or 5.9% during the quarter ended September 30, 1995 versus the comparable 1994 quarter and by $2.9 million or 8.4% compared to the same nine month period in 1994. Both increases were the result of the effect of exchange rate changes and provisions for the Company's employee benefit plans.

   The effective tax rates for the three and nine months ended September 30, 1995 were 33.0% and 34.4%, respectively. These rates represented an increase of 2.2 percentage points versus the three month period ended September 30, 1994 and a .8 percentage point increase versus the nine month period then ended. Both increases were the result of reduced foreign tax benefits partially offset by increased tax exempt investment income.

   Financial Condition
   -------------------

        Working Capital and Liquidity
        -----------------------------

        Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the future. The Company has two United States credit facilities of $10 million each, expiring in April 1996 and May 1996, respectively, and a German credit facility in the amount of $10.5 million with a duration of "until further notice". The closing of the Brilon-Wald plant did not have any affect on the availability or amounts available under the Company's German credit facility. Based upon its present financial position and history of operations, it is believed that these credit facilities and cash flow from operations will provide sufficient liquidity to cover debt service and future working capital, capital expenditure, and dividend requirements.

   Net cash provided by operating activities was $24.9 million for the nine month period ended September 30, 1995. This represented a decrease of $3.7 million from the nine month period ended September 30, 1994. This decrease was caused by payments related to the December 31, 1994 restructuring reserve partially offset by increased net income and an increase in long-term deferred income taxes.

   Restructuring of Operations
   ---------------------------

        The Company continued to execute its plan to close the Brilon Wald plant in Germany and to pay liabilities recognized as of December 31, 1994. Production at this plant ceased at the end of June, 1995 and total shutdown continues as scheduled. Evaluations of demolition, disposition, site protection and environmental costs continue and the existing reserves are believed to be adequate.

   Cash outlays for restructuring costs are projected to be paid as follows:


                                                                                            Projected Payments
                                                                                -------------------------------------------
                                                        Reserve at                  1995                   1996
                                                      Sept. 30, 1995              4th Qtr.          1st Half     2nd Half
                                                      ---------------            ---------      ---------------------------
                                                      --------------------------  (Millions of $) -------------------------

   Employee separations                                    $ 2.0                     $    -           $2.0         $  -
   Demolition, disposition,
     site protection and
     environmental costs                                    11.2                         .8            3.3           7.1
                                                            -----                     -----           ----          ----
      Total                                                 $13.2                     $  .8           $5.3          $7.1
                                                            =====                     =====           ====          ====


   Capital Expenditures and Investments
   ------------------------------------

        Capital expenditures for property, plant and equipment totaled $9.2 million for the nine months ended September 30, 1995 compared to expenditures of $5.4 million for the same period in 1994. The major portion of the 1995 expenditures was for improvements to a production line at the Big Sandy, Kentucky plant ($5.1 million). Capital expenditures for the year 1995 are currently projected to be approximately $15 million.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Item 4.   Submission of Matters to a Vote of Security Holders
   -------   ---------------------------------------------------

             None

   Item 6.   Exhibits and Reports on Form 8-K
   -------   --------------------------------

   (a)  Exhibits

             None

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

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



                                 CALGON CARBON CORPORATION
                                 -------------------------
                                       (REGISTRANT)



   Date:  November 13, 1995          By /s/R. Scott Keefer
                                        --------------------------------
                                           R. Scott Keefer
                                           Sr. Vice President-Finance,
                                           Chief Financial Officer