Form 10-K
period 1995-12-31
CALGON CARBON CORPORATION
filed 1996-03-25
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.
For the fiscal year ended December 31, 1995 or

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

----------------

As of March 4, 1996, there were outstanding 40,418,860 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 4, 1996 was $348,256,973.

  The following documents have been incorporated by reference:

                                                                      FORM 10-K
                             DOCUMENT                                PART NUMBER
                             --------                                -----------
Portions of Annual Report to Stockholders for the Year Ended Decem-
 ber 31, 1995......................................................   II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on April 23,
1996...............................................................      III

                                     INDEX

 PART I
    Item 1.  Business.....................................................     1
    Item 2.  Properties...................................................     7
    Item 3.  Legal Proceedings............................................     8
    Item 4.  Submission of Matters to a Vote of Security Holders..........     8

 PART II
    Item 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters.....................................................     9
    Item 6.  Selected Financial Data......................................     9
    Item 7.  Management's Discussion and Analysis.........................     9
    Item 8.  Financial Statements and Supplementary Data..................     9
    Item 9.  Disagreements with Accountants...............................     9

 PART III
    Item 10. Directors and Executive Officers of the Registrant...........     9
    Item 11. Executive Compensation.......................................     9
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management..................................................     9
    Item 13. Certain Relationships and Related Transactions...............     9

 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................    10

 SIGNATURES................................................................   12

                                    PART I

ITEM 1. BUSINESS:

 The Company:

  The predecessor of the Company's activated carbon business was formed in 1942. In April 1985 the Company's predecessor business was purchased by its management in a leveraged buyout. On June 9, 1987 the Company completed its initial public offering of common stock. In May of 1988 the Company acquired an activated carbon and charcoal business which provided the Company with two additional manufacturing facilities located in Germany. The acquisition was accounted for as a purchase. In September of 1990, the Company purchased the assets of TMPC, Inc. (Vara International) in order to strengthen its vapor phase equipment business. During the fourth quarter of 1994, it was decided to close one of the German plants due to high operating costs. In accordance with the plan, the Brilon-Wald plant was closed during 1995 and demolition of the plant will be completed during 1996. During February of 1996, the Company purchased the perox-pure/TM/ business operations of Vulcan Peroxidation Systems, Inc. This acquisition will expand the Company's technology base to include advanced oxidation.

 Products and Services:

  Calgon Carbon is engaged in the production and marketing of activated carbons and related services and systems throughout the world.

  The Company's activities consist of four integrally related areas: (1) activated carbons--the production and sale of a broad range of untreated, impregnated or acid washed carbons, in either powdered, granular or pellet form;
(2) services--the provision of carbon reactivation, handling and transportation and on-site purification, filtration and extraction services; (3) systems--the design, assembly and sales of activated carbon purification, filtration, extraction and distillation systems; and (4) charcoal--the production and sale of charcoal to consumer markets in Germany.

  Activated Carbons. The Company's principal product is activated carbon. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as "adsorption". In "adsorption" organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon expanding its capability to remove inorganic compounds. The product was introduced in 1994 and is called Centaur/TM/.

  The primary raw material used in the production of the Company's activated carbons is bituminous coal which is crushed, mixed with pitch, sized and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as "activation" and develops the pore structure of the carbon. Through adjustments in the "activation" process, pores of the required size for a particular purification application are developed. The Company's technological expertise in adjusting the pore structure in the activation process has been one of the factors that has enabled the Company to develop many special types of activated carbon. Currently, the Company offers many types of activated carbon with most available in several particle sizes. The Company also markets coconut-based activated carbons which it purchases from independent suppliers.

  Activated carbons are produced in granular, pellet and powdered forms, although the Company has historically concentrated on granular and pelletized activated carbon. The Company manufactures powdered activated carbon as a by-product and/or by crushing granular activated carbons. Granular activated carbon is generally used in fixed filter beds for continuous flow purification processes, while powdered activated carbon is generally used in batch purification processes. Use of fixed filter beds of activated carbon for continuous flow processing of a liquid or gas achieves a lower cost of operation and avoids the disposal costs associated with powdered carbon.

  Once activated carbon is saturated with organic materials and can no longer adsorb any additional organic compounds, its adsorption capacity can be restored by "reactivation". Reactivation is a process by which the organic compounds are driven off activated carbon particles by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is employed in reactivation applications for economic reasons or to destroy hazardous adsorbed organic compounds.

  Services. The principal service sold by the Company is the Calgon Carbon Service/TM/ which supplies customers with a complete wastewater treatment service, particularly suited for treating wastewater containing hazardous organic chemicals at the customer's facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five gallon drum to truckload quantities.

  The Company also offers services to clean water from contaminated aquifers and surface impoundments and to clean accidental spills on a fee basis. The Company maintains an inventory of mobile adsorption equipment which can be dispatched on twenty-four hour notice and can be operational within forty-eight hours after arrival on site.

  Purification services provided by the Company are used to improve the quality of food, chemical, pharmaceutical and petrochemical products. Such services may be utilized in permanent installations or in temporary applications as pilot studies for new manufacturing processes or recovery of off-specification products.

  The Company also provides custom reactivation services, primarily in Europe. As part of this service, the Company picks up spent carbon at a customer's site, transports it to the Company's reactivation facilities, reactivates it and then returns the same carbon to the customer.

  Systems. In 1978, the Company began marketing equipment which employs activated carbon in various purification, filtration and extraction processes, as a means for expanding the market for its products and for revenue growth. At that time, the Company introduced a line of odor control systems which uses one of the Company's patented impregnated activated carbons to remove odors emanating from municipal sewage treatment plants.

  In addition to the services described above, the Company sells a line of adsorption and filtration equipment to clean water from contaminated aquifers and surface impoundments. Equipment for these applications can be custom designed and fabricated for a specific project or can be drawn from the Company's inventory if speed of installation is important. The adsorption equipment product line varies in size from fifty-five gallon to twelve-foot diameter vessels. Through its Vara International Division, the Company sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation and adsorption/catalytic oxidation (CADRE).

  Charcoal. This product is manufactured in Germany and used for barbecue grilling by consumers and restaurants.

 Markets:

  The Company offers its activated carbon products, equipment and services to the Industrial Process Market and the Environmental Market and charcoal products to the Consumer Market. Industrial process applications include purification, catalysis and product recovery within the food, chemical, pharmaceutical, personnel protection, cigarette and precious metals industries. Environmental applications include drinking water purification, wastewater and sewage treatment, groundwater remediation and emissions control in both industrial and municipal markets. Charcoal products are used primarily in Germany for barbecue grilling. The following table details total net sales by market for the past three years.

                                             PERCENTAGE OF TOTAL NET SALES
                                             ---------------------------------
                                               1995        1994        1993
                                             ---------   ---------   ---------
Industrial Process Market:
  Food......................................     12%         12%         12%
  Original equipment manufacturers..........     10           9          16
  Chemical and pharmaceutical...............     14          14          10
  Other.....................................     11          10          10
                                                ---         ---         ---
    Subtotal Industrial.....................     47          45          48
                                                ---         ---         ---
Environmental Market:
  Industrial................................     25          27          26
  Municipal.................................     21          21          19
                                                ---         ---         ---
    Subtotal Environmental..................     46          48          45
                                                ---         ---         ---
Consumer Market:............................      7           7           7
                                                ---         ---         ---
    Total net sales.........................    100%        100%        100%
                                               ====         ===         ===

 Industrial Process Market:

  The Industrial Process Market consists of customers that use the Company's products either for purification, separation or concentration of their products in the manufacturing process or direct incorporation into their product. The Industrial Process Market includes four significant sub-markets: the food market, the original equipment manufacturers market, the chemical and pharmaceutical market and a group of other sub-markets.

  Food Market. Sweetener manufacturers are the principal purchasers of the Company's products in the industrial process market. In terms of revenues, the Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the manufacture of artificial sweeteners and cane sugar.

  Other food processing applications include decolorization of monosodium glutamate and purification of citric acid, artificial sweeteners, soya oils, protein hydrolysates, wine and spirits; for process water treatment in the beverage industry; and for use in the water decaffeination process for coffee.

  Original Equipment Manufacturers Market. Manufacturers of various types of equipment purchase activated carbons for incorporation in such equipment. The Company is the sole supplier of activated carbons to manufacturers of gas masks and filters used by the United States military and is a major supplier of activated carbons to manufacturers of such products used by the European military. The Company sells activated carbons for use in protective respirators and collective filters for both private industry and the military. The Company sells activated carbons to manufacturers of air filters for civil defense shelters and for use in chemical warfare defense uniforms. Other purchasers in the market include manufacturers of home water filters, spill cleanup equipment, commercial and residential water filters, solvent recovery equipment, automotive evaporative loss control devices and gasoline vapor recovery equipment.

  Chemical and Pharmaceutical Market. The Company sells a wide range of activated carbons to the chemical and pharmaceutical market for the purification of organic and inorganic chemicals, by-product recovery, gas treatment and catalysis. Applications of these activated carbons include decolorization of hydrochloric acid, purification of soda ash, glycerine, analgesics, antibiotics and vitamins and removal of trace impurities from neon, carbon dioxide, acetylene and hydrogen.

  Other Markets. The Company sells its products to a number of additional industrial process markets. Petroleum refining and petrochemical processing industries use activated carbons for the removal of sulfur compounds from natural gas, amine purification and spirits decolorization. The liquified natural gas industry uses activated carbons to remove mercury compounds which would otherwise corrode process equipment. Cigarette manufacturers use activated carbons in charcoal filters and precious metals producers use activated carbons to recover gold and silver from low grade ore.

 Environmental Market:

  The Environmental Market consists of customers that use the Company's products to control air and water pollutants. The Environmental Market has two sub-markets, the industrial market and the municipal market.

  Industrial Market. The Company offers its products and services to private industry to meet wastewater discharge requirements imposed by various governmental entities. Most of the Company's sales to this market are sales of the Calgon Carbon Service/TM/ for wastewater treatment. The reactivation portion of this service is an important element if the contaminants in the wastewater are hazardous organic chemicals. The hazardous organic chemicals which are adsorbed from the water by the activated carbons are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves customers the difficulty of having to find a method of long-term containment (such as a landfill) for hazardous organic chemicals removed from their industrial wastewater.

  The cleanup of contaminated groundwater, surface impoundments and accidental spills comprise a significant market for the Company. The Company provides emergency and temporary cleanup services for public and private entities.

  Activated carbon is also used in the chemical, pharmaceutical and refining industry for purification of air discharges to remove contaminants such as benzene, toluene and other volatile organics. The Company offers carbon, services and equipment for these applications.

  Municipal Market. The Company sells activated carbons, systems and services to municipal customers in connection with the treatment of potable water to remove pesticides and other dissolved organic material to meet current regulations and to remove tastes and odors to make the water aesthetically acceptable to the public. The Company primarily sells granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water.

  Municipal sewage treatment plants purchase the Company's odor control systems and activated carbon products to remove objectionable odors emanating from the plant and to treat the wastewater to meet operating requirements. Granular activated carbon is used in odor control applications but both granular and powdered activated carbons are used to treat wastewater. The granular activated carbon is used as a filtration/adsorption media and the powdered activated carbon is used to enhance the performance of existing biological waste treatment processes.

 Consumer Market:

  The Consumer Market consists of sales of charcoal (Grillis/R/ and Der Sommer-Hit/R/) for outdoor barbecue grilling. The Company's charcoal is primarily sold through distributors principally in Germany. This market is weather dependent, with the majority of the sales in the spring and summer months.

 Sales and Marketing:

  The Company sells activated carbons, systems and services throughout the world and in Germany sells charcoal. In areas outside of the United States and Europe, the Company's primary activity is the sale of activated carbons. Approximately 90% of its products and services are sold through its direct sales force, while 10% is through agents and distributors.

  The Company has a direct sales force in the United States in offices located in Pittsburgh, Pennsylvania; Burlingame, California; Lisle, Illinois; Houston, Texas; and Bridgewater, New Jersey. The Company conducts sales in Canada through a distributor under direction of its wholly owned subsidiary. The Company maintains an office in Singapore to manage its business in Malaysia, Thailand, Indonesia, India and Singapore.

  In Europe the Company has sales offices in Brussels, Belgium; Paris, France; Manchester, England; and Frankfurt, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

  The following table details total net sales to customers by geographic areas in the past three years:

                                               PERCENTAGE OF TOTAL NET SALES
                                               ---------------------------------
                                                 1995        1994        1993
                                               ---------   ---------   ---------
United States.................................    54%         56%         53%
Europe........................................    37          35          36
Other.........................................     9           9          11
                                                 ---         ---         ---
    Total net sales...........................   100%        100%        100%
                                                 ===         ===         ===

  Refer to Note 14 to the Consolidated Financial Statements for a discussion of other financial information classified by major geographic areas in which the Company operates.

  Sales of the Company's products in Japan, South Korea, Taiwan and the People's Republic of China are conducted exclusively by Calgon Far East Co. Ltd., a joint venture in which the Company is a 50% participant. The joint venture purchases the Company's products for resale in the four designated countries. The joint venture also owns and operates a reactivation facility in Japan and sells related services. Sales to the joint venture have not been a significant portion of the Company's total net sales.

  The Company's products and services were purchased by approximately 4,000 active customers in 1995. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

 Competition:

  The Company has three principal competitors with respect to the production and sale of activated carbons: Norit, N.V., a Dutch company; CECA and Atochem, USA, subsidiaries of Elf-Aquitaine, a French company; and Westvaco Corporation, a United States company. Recently, Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon have entered the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, systems and services is based both on price and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

  A number of other smaller competitors engage in the production and sale of activated carbons in the United States and throughout the world. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with the Company in the worldwide activated carbon business.

  In the United States and Europe the Company competes with several small regional companies for the sale of its reactivation services and equipment.

  There are a number of competitors in the consumer charcoal market who are located in the Eastern European countries, Spain, Portugal and South Africa. These competitors offer inexpensive, low-quality products to the market.

 Capital Expenditures:

  In 1995, the Company invested $12.7 million for capital expenditures. The Company's 1996 capital expenditure budget approximates $20.0 million and includes the assets of the aforementioned "perox-pure/TM/ acquisition and equipment for adsorption service customers. The Company believes that the funds generated from operations, supplemented as necessary with funds from lines of credit and its cash reserves, will provide sufficient funds required for such capital expenditures.

 Raw Materials:

  The principal raw material purchased by the Company is bituminous coal from mines in the Appalachian Region and mines outside the United States, under annual supply contracts. The Company purchases the coal used in its Belgian production facility from a number of European and worldwide coal companies under similar arrangements. The Company purchases beech wood for its German charcoal operations through long-term contracts and on the open market, either as fresh forest wood or as off-cuts from the furniture industry. Most of the wood is sourced in Germany and the supply of wood is adequate. Wood char is also purchased on the open market to supplement the supply of beech wood.

  The Company purchases significant amounts of natural gas from various suppliers for use in its production facilities. In both the United States and Europe, this natural gas is purchased pursuant to various annual contracts with natural gas companies.

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

 Research and Development:

  The Company's research and development activities are conducted at a research center near Pittsburgh, Pennsylvania, under the direction of an Executive Director with a staff of 55 employees. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon products for testing and applications development.

  The principal goals of the Company's research program are maintaining the Company as a technological leader in the production and utilization of granular activated carbon, systems and services; developing new products and services; and providing technical support to the manufacturing and marketing operations of the Company.

  The Company's research programs include investigation into new and improved methods of activated carbon manufacturing and development of new and improved customer applications, with special emphasis on its new Centaur/TM/ product line, which provides catalytic in addition to adsorptive properties.

  Research and development expenses were $5.6 million, $6.3 million and $6.5 million in 1995, 1994 and 1993, respectively.

 Patent and Trade Secrets:

  The Company possesses a substantial body of technical knowledge and trade secrets and owns 56 United States patents and 67 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

 Regulatory Matters:

  Domestic. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and is also subject to other federal and state laws regarding health and safety matters. The Company believes it is presently in substantial compliance with these laws and regulations. These laws and regulations are constantly evolving and it is impossible to predict the effect these laws and regulations may have on the Company in the future.

  The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company's facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company's facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company's reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company does not accept for reactivation carbons containing certain hazardous materials, including PCBs, dioxins and radioactive materials.

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

  Indemnification. The Company has a limited indemnification agreement with the previous owner of the Company which will fund certain environmental costs if they are incurred at the Company's Catlettsburg, Kentucky plant. The Company believes that the amount of the indemnification is sufficient to fund these liabilities if they arise.

 Employee Relations:

  As of December 31, 1995, the Company employed 1,097 persons on a full-time basis, 625 of whom were salaried production, office, supervisory and sales personnel. The 278 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 1999 with respect to the Pittsburgh facility and on June 6, 1996 with respect to the Catlettsburg facility. On June 26, 1995, the National Labor Relations Board decertified Operating Engineers Local Union No. 3 as the collective bargaining representative of the 12 salaried Blue Lake plant production and maintenance employees. The 102 hourly personnel at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are reached every two years between the National Chemical Union and the German Chemical Federation. The current agreement expires on March 31, 1996. The 64 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 1997. The Company has 16 hourly employees at its United Kingdom facility.

ITEM 2. PROPERTIES:

  The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:
Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Brilon-Wald and Bodenfelde, Germany. The Company closed its Brilon-Wald plant in 1995 and demolition of this facility will occur in 1996.

  The Catlettsburg, Kentucky plant is the Company's largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant produces granular and powdered activated carbons, acid washed granular activated carbons and reactivates spent granular activated carbons.

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

  The Blue Lake plant, located near the city of Eureka, California occupies approximately two acres. The primary operation at the plant includes reactivation of spent granular activated carbons. The Company closed its powdered carbon operation at this location in 1995 due to a shortage of acceptable fly ash from the lumber industry.

  The Pittsburgh, Pennsylvania equipment and assembly plant is located approximately one mile from the carbon production plant and is situated within a 16-acre site that includes a 300,000 square foot building. The equipment and assembly plant occupies 95,000 square feet with the remaining space used as a centralized warehouse for carbon inventory. The plant assembles fully engineered equipment for purification, concentration and separation systems.

  The Feluy plant occupies a site of approximately 21 acres located 30 miles south of Brussels, Belgium. It has one production line which manufactures granular activated carbons. In addition, operations at the plant include the reactivation of spent granular activated carbons and the grinding of granular activated carbons into powdered activated carbons.

  The Grays plant occupies a three-acre site near London, England. Operations at the plant include the reactivation of spent granular activated carbons and the impregnation of granular activated carbon.

  The Bodenfelde plant occupies a site of approximately 40 acres and is situated in the State of Lower Saxony, Germany. Operations at the plant include the manufacture of charcoal for the consumer market. Also a by-product, acetic acid of various grades, is produced and sold.

  The Brilon-Wald plant occupies a site of approximately 40 acres and is situated in the North Rhine-Westphalia Region, Germany. This plant was closed in 1995. Demolition of this plant will occur in 1996.

  The Company believes that the plants are adequate and suitable for its operating needs.

ITEM 3. LEGAL PROCEEDINGS:

  There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, except proceedings which arise in the ordinary course of business. In the opinion of management, any ultimate liability arising from pending litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

  The information required for this Item 5 appears under the caption "Common Shares and Market Information" on page 32 of the Annual Report to Stockholders for the Year Ended December 31, 1995 and is incorporated in this Annual Report by reference.

ITEM 6. SELECTED FINANCIAL DATA:

  The information required by this Item 6 appears under the caption "Six-Year Summary, Selected Financial and Statistical Data" on page 32 of the Annual Report to Stockholders for the Year Ended December 31, 1995 and is incorporated in this Annual Report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS:

  The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 17 through 19 of the Annual Report to Stockholders for the Year Ended December 31, 1995 and is incorporated in this Annual Report by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

  The financial statements and related report on the consolidated financial statements of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 1995, 1994 and 1993 required by this Item 8 appear on pages 20 through 32 of the Annual Report to Stockholders for the Year Ended December 31, 1995 and are incorporated in this Annual Report by reference.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS:

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

  Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.

ITEM 11. EXECUTIVE COMPENSATION:

  Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

  Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

  Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

A. Financial Statements

  The following documents are filed as part of this report:

                                                              PAGE(S) IN
                                                           ANNUAL REPORT TO
                                                       STOCKHOLDERS FOR THE YEAR
      FINANCIAL STATEMENTS AND RELATED REPORT           ENDED DECEMBER 31, 1995
      ----------------------------------------        --------------------------
Report of Independent Accountants, dated February
 13, 1996...........................................              31
Consolidated Statement of Income for the Years Ended
 December 31, 1995, 1994 and 1993...................              20
Consolidated Balance Sheet as of December 31, 1995
 and 1994...........................................              21
Consolidated Statement of Cash Flows for the Years
 Ended December 31, 1995, 1994 and 1993.............              22
Consolidated Statement of Shareholders' Equity for
 the Years Ended December 31, 1995, 1994 and 1993...              23
Notes to the Consolidated Financial Statements......            24-31
Quarterly Financial Data--Unaudited.................              32

C.Exhibits

                                                                 PAGE
                                                                 ----
    3.1  Amended Certificate of Incorporation..................   (e)
    3.2  By-laws of the Registrant.............................   (a)
    4.0  Rights Agreement......................................   (g)
    9.1  Voting Trust Agreement................................   (b)
    9.2  Voting Trust Certificate of Amendment.................   (c)
   10.1* Calgon Carbon Corporation Stock Option Plan,
           as Amended..........................................   (f)
   10.3* Officers Incentive Plan of Calgon Carbon
           Corporation, as Amended.............................   (i)
   10.4* 1993 Non-Employee, Directors' Stock Option Plan.......   (h)
   21.0  Subsidiaries of the Company...........................   (d)
   23.0  Consent of Independent Accountants....................  (14)

  Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 21.0 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1988.
(e) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(g) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(h) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form S-8 dated February 16, 1996.
(i) Incorporated herein by reference to Exhibit 10.3 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.
 *  Executive compensation plans.

D.  Reports on Form 8-K
    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Calgon Carbon Corporation

                                                 /s/ COLIN BAILEY
March 19, 1996                            By___________________________________
--------------                                         COLIN BAILEY
    (Date)                                     PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

        SIGNATURE                          TITLE                     DATE

    /s/ Colin Bailey            President, Chief Executive      March 19, 1996
-------------------------        Officer, Director
      COLIN BAILEY

   /s/ R. Scott Keefer          Senior Vice President,          March 19, 1996
-------------------------        Chief Financial and
     R. SCOTT KEEFER             Accounting Officer

   /s/ Ronald R. Tisch          Executive Vice President,       March 19, 1996
-------------------------        Director
     RONALD R. TISCH

 /s/ Thomas A. McConomy         Director, Chairman of the       March 19, 1996
-------------------------        Board
   THOMAS A. MCCONOMY

                                Director                        March 19, 1996
/s/ Robert W. Cruickshank
-------------------------
  ROBERT W. CRUICKSHANK

 /s/ Arthur L. Goeschel         Director                        March 19, 1996
-------------------------
   ARTHUR L. GOESCHEL

   /s/ Nick H. Prater           Director                        March 19, 1996
-------------------------
     NICK H. PRATER

  /s/ Seth E. Schofield         Director                        March 19, 1996
-------------------------
    SETH E. SCHOFIELD

    /s/ Harry H. Weil           Director                        March 19, 1996
-------------------------
      HARRY H. WEIL

   /s/ Robert L. Yohe           Director                        March 19, 1996
-------------------------
     ROBERT L. YOHE

  /s/ Roger H. Zanitsch         Director                        March 19, 1996
-------------------------
    ROGER H. ZANITSCH

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                METHOD OF       PAGE
  NO.                    DESCRIPTION                     FILING        NUMBER
 -------                 ------------                   ---------    ----------
  3.1    Amended Certificate of Incorporation.......       (e)
  3.2    By-laws of the Registrant..................       (a)
  4.0    Rights Agreement...........................       (g)
  9.1    Voting Trust Agreement.....................       (b)
  9.2    Voting Trust Certificate of Amendment......       (c)
 10.1*   Calgon Carbon Corporation Stock Option
          Plan, as Amended..........................       (f)
 10.3*   Officers Incentive Plan of Calgon Carbon
          Corporation, as Amended...................       (i)
 10.4*   1993 Non-Employee, Directors' Stock Option
          Plan......................................       (h)
 21.0    Subsidiaries of the Company................       (d)
 23.0    Consent of Independent Accountants.........  Filed herewith

--------
  Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 21.0 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1988.
(e) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(g) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(h) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form S-8 dated February 16, 1996.
(i) Incorporated herein by reference to Exhibit 10.3 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of its Stockholders.
*   Executive compensation plans.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-8 (No. 33-34019 and No. 333-01019) of Calgon Carbon Corporation of our report dated February 13, 1996 appearing on page 31 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K.

PRICE WATERHOUSE LLP
600 Grant Street
Pittsburgh, Pennsylvania 15219-2793
March 25, 1996