Form 10-Q
period 1996-03-31
CALGON CARBON CORPORATION
filed 1996-05-10
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-15903

                           CALGON CARBON CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      25-0530110
- -------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                   P. O. Box 717, Pittsburgh, PA  15230-0717
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

               Class                          Outstanding at April 30, 1996
     -----------------------------            -----------------------------
     Common Stock,  $.01 par value                  40,418,860 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                         QUARTER ENDED March 31, 1996



                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
- ------   ---------------------

   Item 1.  Financial Statements
   ------   --------------------

                                                                   Page
                                                                   ----

            Introduction to the Financial Statements . . . . . . .   2

            Consolidated Statement of Income and
             Retained Earnings . . . . . . . . . . . . . . . . . .   3

            Consolidated Balance Sheet . . . . . . . . . . . . . .   4

            Consolidated Statement of Cash Flows . . . . . . . . .   5

            Selected Notes to Financial Statements . . . . . . . .   6

            Report of Independent Accountants on Review of
             Unaudited Interim Financial Information . . . . . . .   7


   Item 2. Management's Discussion and Analysis of Results
   ------  -----------------------------------------------
            of Operations and Financial Condition. . . . . . . . .   8
            -------------------------------------



PART II - OTHER INFORMATION
- -------   -----------------


   Item 4.  Submission of Matters to a Vote of Security Holders. .  10
   ------   ---------------------------------------------------

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  10
   ------   --------------------------------


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
- ----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
- -------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


     The consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and the notes included therein for the year ended December 31, 1995.

     The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management,necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year.

     Price Waterhouse LLP has made a review based on procedures adopted by the American Institute of Certified Public Accountants of the unaudited consolidated financial statements included in this filing on Form 10-Q. As stated in its report on page 7, Price Waterhouse LLP did not audit and, accordingly, does not express an opinion on the unaudited consolidated financial statements. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial statements because their report is not a "report" within the meaning of sections 7 and 11 of the Act.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                 -----------------------
                                                    1996         1995
                                                 --------       --------

Net sales....................................    $ 68,989       $ 68,809
                                                 --------       --------

Cost of products sold
  (excluding depreciation)...................      43,229         44,169
Depreciation.................................       4,858          4,522
 Selling, general and
  administrative expenses....................      11,830         12,039
Research and development
  expenses...................................       1,471          1,324
                                                 --------       --------

                                                   61,388         62,054
                                                 --------       --------

Income from operations.......................       7,601          6,755


Interest income..............................         327            360
Interest expense.............................        (174)          (212)
Other income (expense)--net..................        (163)          (640)
                                                 --------       --------

Income before income taxes...................       7,591          6,263

Provision for income taxes...................       2,809          2,344
                                                 --------       --------

Net income...................................       4,782          3,919

Common stock dividends.......................      (3,234)       (23,241)
Retained earnings, beginning
  of period..................................     153,335        164,325
                                                 --------       --------
Retained earnings, end of
  period.....................................    $154,883       $145,003
                                                 ========       ========

Net income per common share..................        $.12           $.10
                                                 ========       ========

Weighted average shares
  outstanding................................  40,418,860     40,418,860
                                               ==========     ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                March 31,   December 31,
                                                  1996         1995
                                               ----------  -------------
                                               (Unaudited)

      ASSETS
Current assets:
 Cash and cash equivalents...................   $ 32,910       $ 40,089
 Receivables.................................     54,160         55,779
 Inventories.................................     42,249         43,643
 Other current assets........................     10,665          8,518
                                                --------       --------
   Total current assets......................    139,984        148,029

Property, plant and equipment, net...........    175,823        175,952
Other assets.................................     15,856         14,020
                                                --------       --------

   Total assets..............................   $331,663       $338,001
                                                ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........   $  8,693       $  8,514
 Accounts payable and accrued liabilities....     23,762         28,252
 Restructuring reserve.......................     10,261         11,616
 Payroll and benefits payable................     11,190         13,546
 Accrued income taxes........................      3,122          1,517
                                                --------       --------
   Total current liabilities.................     57,028         63,445

Long-term debt...............................      5,594          5,608
Deferred income taxes........................     41,914         41,959
Other liabilities............................      8,440          8,802
                                                --------       --------

   Total liabilities.........................    112,976        119,814
                                                --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,424,960
  shares issued..............................        414            414
 Additional paid-in capital..................     61,986         61,986
 Retained earnings...........................    154,883        153,335
 Cumulative translation adjustments..........     13,732         14,780
                                                --------       --------
                                                 231,015        230,515

 Treasury stock, at cost, 1,006,100 shares...    (12,328)       (12,328)
                                                --------       --------

   Total shareholders' equity................    218,687        218,187
                                                --------       --------

   Total liabilities and
    shareholders' equity.....................   $331,663       $338,001
                                                ========       ========


                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                Increase (decrease) in Cash and Cash Equivalents
                             (Dollars in Thousands)
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1996       1995
                                                      -------    -------
Cash flows from operating activities
- ------------------------------------
Net income.......................................     $ 4,782    $ 3,919
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization..................       4,884      4,582
  Employee benefit plan provisions...............         138        187
  Changes in assets and liabilities - net of
   exchange:
    (Increase) decrease in receivables...........       2,246        (84)
    (Increase) decrease in inventories...........       1,467     (2,327)
    (Increase) in other current assets...........      (2,074)      (406)
    (Decrease) in restructuring reserve..........      (1,049)    (1,017)
    (Decrease) in accounts payable
     and accruals................................      (4,822)    (4,265)
    Increase in long-term deferred
     income taxes (net)..........................         961      3,253
  Other items--net...............................        (857)    (1,009)
                                                      -------   --------
   Net cash provided by
    operating activities.........................       5,676      2,833
                                                      -------   --------

Cash flows from investing activities
- ------------------------------------
  Purchase of business...........................      (7,804)         -
  Property, plant and equipment expenditures.....      (2,247)    (1,807)
  Proceeds from disposals of equipment...........          40         91
                                                      -------   --------
    Net cash (used in) investing activities .....     (10,011)    (1,716)
                                                      -------   --------

Cash flows from financing activities
- ------------------------------------
  Net proceeds from borrowings...................         442      3,151
  Common stock dividends.........................      (3,234)   (23,241)
                                                      -------   --------
    Net cash (used in)
     financing activities........................      (2,792)   (20,090)
                                                      -------   --------

Effect of exchange rate changes on cash..........         (52)        62
                                                      -------   --------

(Decrease) in cash and cash equivalents..........      (7,179)   (18,911)
Cash and cash equivalents, beginning
 of period ......................................      40,089     45,376
                                                      -------   --------

Cash and cash equivalents, end of period.........     $32,910    $26,465
                                                      =======    =======

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1.  Inventories:

                                          March 31, 1996      December 31, 1995
                                          --------------      -----------------
    Raw materials                             $12,861               $13,960
    Finished goods                             29,388                29,683
                                              -------               -------
                                              $42,249               $43,643
                                              =======               =======

2.  Supplemental Cash Flow Information:

                                                Three Months Ended March 31,
                                            ----------------------------------
                                               1996                  1995
                                             --------               -------
    Cash paid during the period for:
     Interest                                 $   160               $    31
     Income taxes (refunds) net               $   306               $  (106)
                                              -------               -------

    Bank debt:
     Borrowings                               $ 5,339               $10,537
     Repayments                                (4,897)               (7,386)
                                              -------               -------
    Net proceeds from borrowings              $   442               $ 3,151
                                              =======               =======

3. Common stock dividends declared during the quarter ended March 31, 1996 were $.08 per common share. Common stock dividends declared during the quarter ended March 31, 1995 were $.575 per common share. This consisted of a special dividend of $.50 per common share and a normal dividend of $.075 per common share.

4.  Restructuring Reserve:

    The Company recorded restructuring charges in 1994 and 1993. (Details of such charges are shown in the "Restructuring Charges" note to the 1995 financial statements in the annual report). Activity and adjustments to the Restructuring Reserve for the period January 1 through March 31, 1996 are as follows:


                                                         Currency
                                 Balance                Translation      Balance
                              Jan. 1, 1996   Payments   Adjustments   March 31, 1996
                              ------------   --------   -----------   --------------
Employee separations             $ 1,900   $  (277)        $  (46)       $ 1,577
Demolition, disposition,
 site protection and
 environmental costs               9,716      (772)          (260)         8,684
                                 -------   -------         ------        -------

      Total                      $11,616   $(1,049)        $ (306)       $10,261
                                 =======   =======         ======        =======

                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and
   Shareholders of
   Calgon Carbon Corporation


   We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of March 31, 1996 and the related consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

   We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 13, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



   PRICE WATERHOUSE LLP



   Pittsburgh, PA
   May 10, 1996

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

   Results of Operations
   ---------------------

        Consolidated net sales for the three months ended March 31, 1996 increased slightly versus the three months ended March 31, 1995. Net sales to the industrial process markets of $34.0 million for the three months ended March 31, 1996 were below the comparable period in 1995 by $.6 million or 1.6%. This decrease was the result of reductions in the European pharmaceutical category, due to discontinued products associated with the closure of the Brilon-Wald, Germany plant, and reduced sales in the United States cigarette industry, partially offset by increased sales in the worldwide food category and in the United States original equipment manufacturer area. Net sales to the environmental markets were $31.1 million for the three months ended March 31, 1996 and represented an increase of $1.0 million or 3.2% versus the comparable period in 1995. This increase resulted from improvements in the domestic municipal category combined with revenues from the recently acquired perox-pure/TM/ business operations of Vulcan Peroxidation Systems Inc., partially offset by a decline in equipment sales. The consumer/other area reported sales of $3.9 million for the quarter ended March 31, 1996 representing a reduction of $.2 million or 5.4% from the same quarter in 1995. This decline was the result of slower pre-season charcoal sales.

   Gross profit, before depreciation, as a percentage of net sales was 37.3% for the three month period ended March 31, 1996 versus 35.8% for the comparable period ended March 31, 1995. This 1.5 percentage point increase was the result of increased activated carbon sales and reduced equipment sales, partially offset by the impact of severe winter weather on the Company's United States manufacturing operations which increased natural gas costs.

   Depreciation expense for the three months ended March 31, 1996 increased by $.3 million due to normal, ongoing capital spending.

   Selling, general and administrative and research and development expenses for the three months ended March 31, 1996 of $13.3 million were flat versus the comparable period in 1995.

   Other income (expense) -- net for the three months ended March 31, 1996 was favorable versus the three months ended March 31, 1995 by $.5 million due primarily to net foreign exchange transaction gains in 1996 versus losses in 1995.

   The effective income tax rate for the period ended March 31, 1996 was 37.0% versus 37.4% for the three months ended March 31, 1995.

                              Financial Condition
                              -------------------

        Working Capital and Liquidity
        -----------------------------

        Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the future. The Company has two United States credit facilities of $10 million each, expiring in May 1996 and April 1997 and a German credit facility in the amount of $16.9 million with a duration of "until further notice". Based upon its present financial position and history of operations, it is believed that these credit facilities and cash flow from operations will provide sufficient liquidity to cover debt service and future working capital, capital expenditure and dividend requirements.

   Net cash provided by operating activities was $5.7 million for the three month period ended March 31, 1996. This represented an increase of $2.8 million from the three month period ended March 31, 1995. This increase was the result of increased net income and reduced accounts receivable and inventory in the current period, partially offset by a smaller increase in long-term deferred income taxes.

   Restructuring of Operations
   ---------------------------

        The Company continued to execute its plan to dismantle the Brilon-Wald plant in Germany and to pay liabilities recognized as of December 31, 1994. The plant was closed and employees were separated in 1995. The demolition of the plant and cash outlays from internally generated funds are expected to be completed substantially in 1996. Evaluations of demolition, disposition, site protection and environmental costs continue and the existing reserves are believed to be adequate.

   Capital Expenditures and Investments
   ------------------------------------

        Capital expenditures for property, plant and equipment totaled $2.2 million for the three months ended March 31, 1996 compared to expenditures of $1.8 million for the same period in 1995. The major portion of the 1996 expenditures was for continuing improvements to a production line at the Big Sandy, Kentucky plant ($.6 million) and domestic service customer capital ($.6 million). Capital expenditures for the year 1996 are currently projected to be approximately $15 million.

   On February 20, 1996, the Company completed the acquisition of the perox-pure/TM/ business operations of Vulcan Peroxidation Systems Inc. The purchase price was $7.8 million. Due to the relative immateriality of this transaction, no pro-forma information is included. Also during the first quarter of 1996, the Company signed an agreement in principle for the purchase of Solarchem Enterprises Inc. of Markham, Ontario. This purchase is expected to be completed in the second quarter.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Item 4.   Submission of Matters to a Vote of Security Holders
   -------   ---------------------------------------------------

             None

   Item 6.   Exhibits and Reports on Form 8-K
   -------   --------------------------------

   (a)   Exhibits

             15 Letter from Price Waterhouse LLP regarding unaudited interim financial information.

   (b)   Reports on Form 8-K

                  A report on Form 8-K, dated February 16, 1996, was filed to update the description of the registrant's Common Stock.

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



                                      CALGON CARBON CORPORATION
                                      -------------------------
                                            (REGISTRANT)



   Date:  May 10, 1996               By /s/ R. Scott Keefer
                                        --------------------------------
                                            R. Scott Keefer
                                            Sr. Vice President-Finance,
                                            Chief Financial Officer