Form 10-Q
period 1996-06-30
CALGON CARBON CORPORATION
filed 1996-08-09
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Yes_____  No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at July 31, 1996
     -----------------------------            ----------------------------
Common Stock,  $.01 par value                    40,429,860 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996



                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
- ------   ---------------------

 Item 1.  Financial Statements
 ------   --------------------

                                                                   Page
                                                                   ----

            Introduction to the Financial Statements . . . . . . .   2

            Consolidated Statement of Income and
             Retained Earnings   . . . . . . . . . . . . . . . . .   3

            Consolidated Balance Sheet . . . . . . . . . . . . . .   4

            Consolidated Statement of Cash Flows . . . . . . . . .   5

            Selected Notes to Financial Statements . . . . . . . .   6

            Report of Independent Accountants on Review of
             Unaudited Interim Financial Information.  . . . . . .   7


 Item 2. Management's Discussion and Analysis of Results
 ------  -----------------------------------------------
       of Operations and Financial Condition . . . . . . . . . . .   8
       -------------------------------------



PART II - OTHER INFORMATION
- -------   -----------------


 Item 4.  Submission of Matters to a Vote of Security Holders. . .  11
 ------   ---------------------------------------------------

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  11
 ------   --------------------------------


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
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
                                  (Unaudited)

                                                                                  Three Months Ended     Six Months Ended
                                                                                       June 30,              June 30,
                                                                                 --------------------  -------------------
                                                                                   1996       1995       1996       1995
                                                                                 ---------  ---------  ---------  --------

Net sales......................................................................  $ 74,945   $ 75,968   $143,934   $144,777
                                                                                 --------   --------   --------   --------

Cost of products sold
 (excluding depreciation)......................................................    47,194     48,076     90,423     92,245
Depreciation...................................................................     4,743      4,632      9,601      9,154
Selling, general and
 administrative expenses.......................................................    12,087     12,395     23,917     24,434
Research and development
 expenses......................................................................     1,653      1,456      3,124      2,780
                                                                                 --------   --------   --------   --------

                                                                                   65,677     66,559    127,065    128,613
                                                                                 --------   --------   --------   --------

Income from operations.........................................................     9,268      9,409     16,869     16,164


Interest income................................................................       319        347        646        707
Interest expense...............................................................      (154)      (200)      (328)      (412)
Other income (expense)--net....................................................        90       (438)       (73)    (1,078)
                                                                                 --------   --------   --------   --------

Income before income taxes.....................................................     9,523      9,118     17,114     15,381

Provision for income taxes.....................................................     3,438      3,067      6,247      5,411
                                                                                 --------   --------   --------   --------

Net income.....................................................................     6,085      6,051     10,867      9,970

Common stock dividends.........................................................    (3,233)    (3,031)    (6,467)   (26,272)
Retained earnings, beginning
 of period.....................................................................   154,883    145,003    153,335    164,325
                                                                                 --------   --------   --------   --------
Retained earnings, end of
 period........................................................................  $157,735   $148,023   $157,735   $148,023
                                                                                 ========   ========   ========   ========

Net income per common share....................................................      $.15       $.15       $.27       $.25
                                                                                 ========   ========   ========   ========

Weighted average shares
 outstanding...................................................................40,418,860 40,418,860 40,418,860 40,418,860
                                                                               ========== ========== ========== ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                               June 30,   December 31,
                                                 1996         1995
                                               ---------  -------------
                                              (Unaudited)

      ASSETS
Current assets:
 Cash and cash equivalents...................  $ 33,510       $ 40,089
 Receivables.................................    55,179         55,779
 Inventories.................................    38,693         43,643
 Other current assets........................    12,803          8,518
                                               --------       --------
   Total current assets......................   140,185        148,029

Property, plant and equipment, net...........   173,277        175,952
Other assets.................................    23,890         14,020
                                               --------       --------

   Total assets..............................  $337,352       $338,001
                                               ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........  $  3,826       $  8,514
 Accounts payable and accrued liabilities....    24,149         28,252
 Restructuring reserve.......................     8,949         11,616
 Payroll and benefits payable................    11,506         13,546
 Accrued income taxes........................       593          1,517
                                               --------       --------
   Total current liabilities.................    49,023         63,445

Long-term debt...............................    15,737          5,608
Deferred income taxes........................    43,845         41,959
Other liabilities............................     8,241          8,802
                                               --------       --------

   Total liabilities.........................   116,846        119,814
                                               --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,424,960
  shares issued..............................       414            414
 Additional paid-in capital..................    61,986         61,986
 Retained earnings...........................   157,735        153,335
 Cumulative translation adjustments..........    12,699         14,780
                                               --------       --------
                                                232,834        230,515

 Treasury stock, at cost, 1,006,100 shares...   (12,328)       (12,328)
                                               --------       --------

   Total shareholders' equity................   220,506        218,187
                                               --------       --------

   Total liabilities and
    shareholders' equity.....................  $337,352       $338,001
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

                                                         Six Months Ended
                                                              June 30,
                                                        ------------------
                                                          1996      1995
                                                        -------   --------

Cash flows from operating activities
- ------------------------------------
Net income........................................      $10,867   $  9,970
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization...................        9,692      9,220
  Employee benefit plan provisions................          266        386
  Changes in assets and liabilities - net of
   exchange:
    (Increase) decrease in receivables............        1,292       (997)
    (Increase) decrease in inventories............        4,866     (6,692)
    (Increase) in other current assets............       (3,615)    (1,553)
    (Decrease) in restructuring reserve...........       (2,055)    (3,673)
    Increase (decrease) in accounts payable
     and accruals.................................       (7,306)     3,505
    Increase in long-term deferred
     income taxes (net)...........................        5,215      5,230
  Other items--net................................       (1,080)      (921)
                                                        -------   --------
   Net cash provided by
    operating activities..........................       18,142     14,475
                                                        -------   --------

Cash flows from investing activities
- ------------------------------------
  Purchase of businesses..........................      (18,544)       -
  Property, plant and equipment expenditures......       (5,562)    (4,777)
  Proceeds from disposals of equipment............          209        172
                                                        -------   --------
    Net cash (used in) investing activities.......      (23,897)    (4,605)
                                                        -------   --------

Cash flows from financing activities
- ------------------------------------
  Net proceeds from borrowings....................        6,005      1,673
  Common stock dividends..........................       (6,467)   (26,272)
                                                        -------   --------
    Net cash (used in)
     financing activities.........................         (462)   (24,599)
                                                        -------   --------

Effect of exchange rate changes on cash...........         (362)       197
                                                        -------   --------

(Decrease) in cash and cash equivalents...........       (6,579)   (14,532)
Cash and cash equivalents, beginning
 of period........................................       40,089     45,376
                                                         ------     ------

Cash and cash equivalents, end of period..........      $33,510    $30,844
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)
1.    Inventories:

                                        June 30, 1996              December 31, 1995
                                      ----------------             -----------------
 Raw materials                             $ 11,034                     $ 13,960
 Finished goods                              27,659                       29,683
                                           --------                     --------
                                           $ 38,693                     $ 43,643
                                           ========                     ========

2.  Supplemental Cash Flow Information:

                                                 Six Months Ended June 30,
                                               ------------------------------
                                             1996                         1995
                                           --------                     --------

 Cash paid during the period for:
  Interest                                 $    338                     $    512
  Income taxes (refunds) net               $  2,730                     $    (31)
                                           --------                     --------

 Bank debt:
  Borrowings                               $ 18,908                     $ 21,611
  Repayments                                (12,903)                     (19,938)
                                           --------                     --------
 Net proceeds from borrowings              $  6,005                     $  1,673
                                           ========                     ========

3. Common stock dividends declared during the six months ended June 30, 1996 were $.16 per common share. Common stock dividends declared during the six months ended June 30, 1995 were $.65 per common share. This consisted of a special dividend of $.50 per common share and normal dividends of $.15 per common share.

4.  Restructuring Reserve:

    The Company recorded restructuring charges in 1994 and 1993. (Details of such charges are shown in the "Restructuring Charges" note to the 1995 financial statements in the annual report). Activity and adjustments to the Restructuring Reserve for the period January 1 through June 30, 1996 are as follows:

                                                                 Currency
                                    Balance                     Translation     Balance
                                  Jan. 1, 1996      Payments    Adjustments  June 30, 1996
                                  ------------   -------------  -----------  -------------

Employee separations                   $ 1,900      $(   734)      $ (90)      $1,076
Demolition, disposition,
  site protection and environ-
  mental costs                           9,716       ( 1,321)       (522)       7,873
                                       -------      --------       -----       ------

           Total                       $11,616      $( 2,055)      $(612)      $8,949
                                       =======      ========       =====       ======


                       REPORT OF INDEPENDENT ACCOUNTANTS



   To the Board of Directors and
   Shareholders of
   Calgon Carbon Corporation


   We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of June 30, 1996 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

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



   PRICE WATERHOUSE LLP



   Pittsburgh, PA
   August 9, 1996

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

   Results of Operations
   ---------------------

        Consolidated net sales for the three months ended June 30, 1996 decreased by $1.0 million or 1.3% and consolidated net sales for the six-month period then ended decreased by $.8 million or .6%. Net sales to the industrial process markets of $33.9 million and $67.9 million for the three and six month periods ended June 30, 1996 were below the comparable 1995 periods by $2.2 million or 6.1% and $2.8 million or 3.9%. The decreases for both periods were primarily caused by declines in the European chemical category due to the cessation of production at the Brilon-Wald, Germany plant, which was closed in 1995, and to declines in the United States cigarette and Asia-Pacific energy areas. Net sales to the environmental markets for the three and six-month periods ended June 30, 1996 were $31.9 million and $63.0 million, respectively, representing increases of $.2 million or .7% and $1.2 million or 1.9% over comparable 1995 periods. The increases for both the quarter and six months resulted from improvements in the United States municipal category combined with revenues from the recently acquired perox-pure/TM/ business operations of Vulcan Peroxidation Systems Inc. These increases were partially offset by decreases in the European municipal category. The consumer area reported sales for the quarter of $9.1 million, which resulted in an increase of $1.0 million or 11.9%, and $13.0 million for the six months ended June 30, 1996 resulting in an increase of $.7 million or 6.1%. Both increases were due to improved barbecuing weather conditions in Germany. The strengthening of the U.S. dollar relative to the European currencies reduced sales revenues by $2.1 million in the quarter.

   Gross profit, before depreciation, as a percentage of net sales for the three and six-month periods ended June 30, 1996 were 37.0% and 37.2%, respectively. These rates compare to 36.7% and 36.3% for the comparable 1995 periods, respectively. Both periods experienced slight increases due to the net effect of improved pricing partially offset by higher natural gas costs and higher-than-normal manufacturing costs for coconut-based products.

   Depreciation expense for the three months ended June 30, 1996 and for the six-month period then ended increased by $.1 million and $.4 million versus the three and six months ended June 30, 1995, respectively, due to normal, ongoing capital spending.

   Selling, general and administrative and research and development expenses for the three and six months ended June 30, 1996 were $13.7 million and $27.0 million, respectively, and were slightly reduced from 1995.

   Other income (expense) -- net for the three and six months ended June 30, 1996 were favorable versus the comparable periods ended June 30, 1995 by $.5 million and $1.0 million due primarily to net foreign exchange transaction gains in 1996 versus losses in 1995.

   The effective tax rates for the three and six months ended June 30, 1996 were 36.1% and 36.5%, respectively. These rates represented increases versus the three and six-month periods ended June 30, 1995 of 2.5% and 1.3%, respectively, due primarily to increases in foreign taxes in excess of the United States statutory rate.

   Financial Condition
   -------------------

        Working Capital and Liquidity
        -----------------------------

        Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, capital expenditures and dividend requirements. The Company expects to continue to generate significant cash from operations in the future. During the quarter ended June 30, 1996, the Company obtained a Canadian dollar term loan from a Canadian bank in the amount of $10.3 million, which is payable in July 2001. This borrowing was used to finance the Canadian acquisition, which is discussed later in this report. The Company also has two United States credit facilities of $10 million each, expiring in April 1997 and May 1997 and a German credit facility in the amount of $16.4 million with a duration of "until further notice". Based upon its present financial position and history of operations, it is believed that these credit facilities and cash flow from operations will provide sufficient liquidity to cover debt service and future working capital, capital expenditure and dividend requirements.

   Net cash provided by operating activities was $18.1 million for the six-month period ended June 30, 1996. This represented an increase of $3.7 million from the six-month period ended June 30, 1995. This increase was the result of increased net income and reduced accounts receivable and inventory in the current period, partially offset by a decrease in accounts payable and accruals in the current period.

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

   Capital Expenditures and Investments
   ------------------------------------

        Capital expenditures for property, plant and equipment totaled $5.6 million for the six months ended June 30, 1996 compared to expenditures of
   $4.8 million for the same period in 1995.   The  major  portion  of  the
   1996  expenditures  was  for
   continuing improvements to a production line at the Big Sandy, Kentucky plant ($1.1 million) and domestic service customer capital ($1.9 million). Capital expenditures for the year 1996 are currently projected to be approximately $15 million.

   On February 20, 1996, the Company completed the acquisition of the perox-pure/TM/ business operations of Vulcan Peroxidation Systems Inc. The purchase price was $7.6 million. On June 3, 1996, the Company purchased all the outstanding common stock of Solarchem Enterprises Inc. of Markham, Ontario. The purchase price was $10.9 million. Because these transactions were not material to the consolidated financial position or results of operations of the Company, no pro-forma information has been included in this report.

                          PART II - OTHER INFORMATION
                          ---------------------------

   Item 4.   Submission of Matters to a Vote of Security Holders
   -------   ---------------------------------------------------

   The annual meeting of stockholders was held April 23, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

   1.   All nominees for director listed in the proxy statement were elected.

                        Votes For   Votes Withheld
                        ----------  --------------

   Nick H. Prater       35,920,333         234,660
   Seth E. Schofield    35,999,527         155,466
   Harry H. Weil        35,646,204         508,789
   Robert L. Yohe       36,011,533         143,460

   The following directors continued in office after the meeting:

   Class of 1997
   -------------

   Colin Bailey
   Ronald R. Tisch
   Roger H. Zanitsch

   Class of 1998
   -------------

   Robert W. Cruickshank
   Arthur L. Goeschel
   Thomas A. McConomy

   2. Price Waterhouse LLP was elected as the independent accountants for 1996. (For - 36,081,630; Against - 33,127; Abstained - 40,236).

   Item 6.   Exhibits and Reports on Form 8-K
   -------   --------------------------------

   (a)  Exhibits

           15 Letter from Price Waterhouse LLP regarding unaudited interim financial information.

   (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

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



                                     CALGON CARBON CORPORATION
                                     -------------------------
                                            (REGISTRANT)



   Date:  August 9, 1996             By /s/R. Scott Keefer
                                        --------------------------------
                                           R. Scott Keefer
                                           Sr. Vice President-Finance,
                                           Chief Financial Officer