Form 10-Q
period 1996-09-30
CALGON CARBON CORPORATION
filed 1996-11-12
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-15903

                           CALGON CARBON CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     25-0530110
-------------------------------                      -----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

                   P. O. Box 717, Pittsburgh, PA  15230-0717
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (412) 787-6700
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  X    No
    ----     -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No
    ----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at October 31, 1996
-----------------------------            -------------------------------
Common Stock,  $.01 par value                    39,841,160 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996



                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

   Item 1. Financial Statements
   ------- --------------------
                                                                    Page
                                                                    ----

          Introduction to the Financial Statements................    2

          Consolidated Statement of Income and
          Retained Earnings.......................................    3

          Consolidated Balance Sheet..............................    4

          Consolidated Statement of Cash Flows....................    5

          Selected Notes to Financial Statements..................    6

          Report of Independent Accountants on Review of
          Unaudited Interim Financial Information.................    7


   Item 2. Management's Discussion and Analysis of Results
   ------  -----------------------------------------------
             of Operations and Financial Condition................    8
             -------------------------------------



PART II - OTHER INFORMATION
-------   -----------------


   Item 4. Submission of Matters to a Vote of Security Holders....    11
   ------- ---------------------------------------------------

   Item 6. Exhibits and Reports on Form 8-K ......................    11
   ------  --------------------------------


SIGNATURES........................................................    12
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
                                  (Unaudited)

                                                                   Three Months Ended     Nine Months Ended
                                                                     September 30,          September 30,
                                                                  --------------------   --------------------
                                                                    1996        1995       1996        1995
                                                                  ---------   ---------  ---------   ---------

Net sales................................................         $ 69,451    $ 71,283    $213,385    $216,060
                                                                  --------    --------    --------    --------
Cost of products sold
  (excluding depreciation)...............................           43,212      44,279     133,635     136,524
Depreciation.............................................            4,883       4,898      14,484      14,052
Selling, general and
  administrative expenses................................           12,732      12,256      36,649      36,690
Research and development
  expenses...............................................            1,651       1,420       4,775       4,200
                                                                  --------    --------    --------    --------
                                                                    62,478      62,853     189,543     191,466
                                                                  --------    --------    --------    --------
Income from operations...................................            6,973       8,430      23,842      24,594

Interest income..........................................              526         325       1,172       1,032
Interest expense.........................................             (222)       (154)       (550)       (566)
Other income (expense)--net..............................             (340)       (256)       (413)     (1,334)
                                                                  --------    --------    --------    --------
Income before income taxes...............................            6,937       8,345      24,051      23,726

Provision for income taxes...............................            2,531       2,756       8,778       8,167
                                                                  --------    --------    --------    --------
Net income...............................................            4,406       5,589      15,273      15,559

Common stock dividends...................................           (3,234)     (3,032)     (9,701)    (29,304)
Retained earnings, beginning
  of period..............................................          157,735     148,023     153,335     164,325
                                                                  --------    --------    --------    --------
Retained earnings, end of
  period.................................................         $158,907    $150,580    $158,907    $150,580
                                                                  ========    ========    ========    ========
Net income per common share..............................             $.11        $.14        $.38        $.38
                                                                  ========    ========    ========    ========
Weighted average shares
  outstanding ...........................................       40,417,022  40,418,860  40,418,243  40,418,860
                                                                ==========  ==========  ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                September 30,   December 31,
                                                     1996           1995
                                                --------------  -------------
                                                 (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents...................       $ 34,967       $ 40,089
  Receivables.................................         50,790         55,779
  Inventories.................................         36,661         43,643
  Other current assets........................         13,125          8,518
                                                     --------       --------
     Total current assets.....................        135,543        148,029

Property, plant and equipment, net............        172,189        175,952
Other assets..................................         24,212         14,020
                                                     --------       --------
     Total assets.............................       $331,944       $338,001
                                                     ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........       $    415       $  8,514
  Accounts payable and accrued liabilities....         23,203         28,252
  Restructuring reserve.......................          8,397         11,616
  Payroll and benefits payable................         11,226         13,546
  Accrued income taxes........................            386          1,517
                                                     --------       --------
     Total current liabilities................         43,627         63,445

Long-term debt................................         15,663          5,608
Deferred income taxes.........................         44,197         41,959
Other liabilities.............................          8,024          8,802
                                                     --------       --------
     Total liabilities........................        111,511        119,814
                                                     --------       --------
Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,435,960 and
    41,424,960 shares issued..................            414            414
  Additional paid-in capital..................         62,102         61,986
  Retained earnings...........................        158,907        153,335
  Cumulative translation adjustments..........         12,608         14,780
                                                     --------       --------
                                                      234,031        230,515
  Treasury stock, at cost,1,130,300 and
     1,006,100 shares.........................        (13,598)       (12,328)
                                                     --------       --------
     Total shareholders' equity...............        220,433        218,187
                                                     --------       --------
     Total liabilities and
       shareholders' equity...................       $331,944       $338,001
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

                                                           Nine Months Ended
                                                             September 30,
                                                    -------------------------------
                                                        1996             1995
                                                    ------------  ------------------
Cash flows from operating activities
------------------------------------
Net income........................................      $15,273            $ 15,559
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization...................       14,643              14,125
  Employee benefit plan provisions................          396                 580
  Changes in assets and liabilities - net of
    exchange:
      Decrease in receivables.....................        5,887               5,164
      (Increase) decrease in inventories..........        6,999              (2,015)
      (Increase) decrease in other
        current assets............................       (3,967)                281
      (Decrease) in restructuring reserve.........       (2,588)            (11,304)
      (Decrease) in accounts payable
        and accruals..............................       (9,507)             (1,319)
      Increase in long-term deferred
        income taxes (net)........................        5,038               5,225
  Other items--net................................       (1,262)             (1,393)
                                                        -------            --------
     Net cash provided by
        operating activities......................       30,912              24,903
                                                        -------            --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses..........................      (18,594)                  -
  Property, plant and equipment expenditures......       (9,518)             (9,159)
  Proceeds from disposals of equipment............          273                 174
                                                        -------            --------
     Net cash (used in) investing activities......      (27,839)             (8,985)
                                                        -------            --------
Cash flows from financing activities
--------------------------------------------------
  Net proceeds from borrowings....................        2,441               2,258
  Treasury stock purchases........................         (812)                  -
  Common stock dividends..........................       (9,498)            (29,304)
  Other...........................................          116                   -
     Net cash (used in)                                 -------            --------
        financing activities......................       (7,753)            (27,046)
                                                        -------            --------
Effect of exchange rate changes on cash...........         (442)                (35)
                                                        -------            --------
(Decrease) in cash and cash equivalents...........       (5,122)            (11,163)
Cash and cash equivalents, beginning
 of period .......................................       40,089              45,376
                                                         ------              ------

Cash and cash equivalents, end of period..........       $34,967            $34,213
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1. Inventories:

                                                           September 30, 1996      December 31, 1995
                                                           ------------------      -----------------
   Raw materials                                                  $  9,558             $ 13,960
   Finished goods                                                   27,103               29,683
                                                                  --------             --------
                                                                  $ 36,661             $ 43,643
                                                                  ========             ========

2. Supplemental Cash Flow Information:

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                    1996                 1995
                                                                  --------             --------
   Cash paid during the period for:
     Interest                                                     $    565             $    717
     Income taxes, net of refunds                                 $  7,167             $    936
                                                                  --------             --------
   Bank debt:
     Borrowings                                                   $ 20,971             $ 31,648
     Repayments                                                    (18,530)             (29,390)
                                                                  --------             --------
   Net proceeds from borrowings                                   $  2,441             $  2,258
                                                                  ========             ========

 3. Common stock dividends declared during the quarter ended September 30, 1996 were $.08 per common share. Common stock dividends declared during the quarter ended September 30, 1995 were $.075 per common share. The nine month period ended September 30, 1995 included a one time special dividend of $.50 per common share.

4. During the three months ended September 30, 1996, the Company purchased 124,200 shares of its common stock at a cost of $1,270 as authorized by the Board of Directors in 1993. Through September 30, 1996, the Company has purchased a total of 1,130,300 shares at a total cost of $13,598.

5.   Restructuring Reserve:

     The Company recorded restructuring charges in 1994 and 1993. (Details of such charges are shown in the "Restructuring Charges" note to the 1995 financial statements in the annual report). Activity and adjustments to the Restructuring Reserve for the period January 1 through September 30, 1996 are as follows:

                                                                    Currency
                                    Balance                       Translation     Balance
                                  Jan. 1, 1996    Payments        Adjustments  Sept. 30, 1996
                                  ------------- -----------       -----------  --------------
Employee separations                   $ 1,900    $   (789)          $ (93)        $1,018
Demolition, disposition,
  site protection and
  environmental costs                    9,716      (1,799)           (538)         7,379
                                       -------    --------           -----         ------

           Total                       $11,616    $ (2,588)          $(631)        $8,397
                                       =======    ========           =====         ======

                       REPORT OF INDEPENDENT ACCOUNTANTS



  To the Board of Directors and
  Shareholders of
  Calgon Carbon Corporation


  We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of September 30, 1996 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

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



  PRICE WATERHOUSE LLP



  Pittsburgh, PA
  November 12, 1996

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

  Results of Operations
  ---------------------

     Consolidated net sales for the three months ended September 30, 1996 decreased by $1.8 million or 2.6% and for the nine-month period then ended decreased by $2.7 million or 1.2%. Net sales to the industrial process markets of $32.8 million for the three months ended September 30, 1996 increased by $.9 million or 2.9% versus the comparable 1995 period, while net sales for the nine-month period of $100.7 million decreased by $1.8 million or 1.8% compared to the nine-month period ended September 30, 1995. The increase for the three-month period was the net result of gains in the world-wide food (primarily sweeteners) category partially offset by declines in the European chemical and original equipment manufacturers categories due to the loss of products produced at the Brilon-Wald, Germany plant, which was closed in 1995. The decrease for the nine-month period is also related to the Brilon-Wald, Germany plant closure in addition to reduced sales in the United States cigarette and Asia Pacific energy areas. Net sales to the environmental markets for the three and nine-month periods ended September 30, 1996 were $32.5 million and $95.5 million, respectively. The results for the three-month period represent a decrease of $.7 million or 2.2% while the revenues for the nine-month period increased by $.4 million or .5%. The net decline for the three-month period ended September 30, 1996 was the result of reduced sales in the worldwide municipal category offset by revenues from the recently acquired perox-pure/TM/ business operations of Vulcan Peroxidation Systems Inc. and Solarchem Enterprises Inc. (These acquisitions will be discussed later in this report). The minor increase for the nine-month period reflects the same conditions as the three-month period. The consumer area reported sales for the quarter of $4.2 million, which resulted in a decrease of $2.0 million or 32.6%, and $17.2 million for the nine months ended September 30, 1996 resulting in a decrease of $1.3 million or 6.9%. Both decreases were due to unfavorable barbecuing weather conditions in Germany. The strengthening of the U.S. dollar relative to the European currencies reduced sales revenues by $.9 million in the quarter and $3.1 million for the nine-month period.

  Gross profit, before depreciation, as a percentage of net sales for the three and nine-month periods ended September 30, 1996 were 37.8% and 37.4%, respectively. These rates compare to 37.9% and 36.8% for the comparable 1995 periods, respectively. Both periods in 1996 included improved pricing, higher natural gas costs and higher manufacturing costs for coconut-based products.

  Depreciation expense for the nine-month period ended September 30, 1996 increased by $.4 million due to normal, ongoing capital spending.

  Selling, general and administrative and research and development expenses for the three and nine months ended September 30, 1996 were $14.4 million and $41.4 million, respectively. The $.7 million increase for the three-month period ended September 30, 1996 and the $.5 million increase for the nine-month period then ended was due to the aforementioned business acquisitions.

  Other income (expense) -- net for the nine months ended September 30, 1996 was favorable versus the comparable period ended September 30, 1995 by $.9 million due primarily to net foreign exchange transaction gains in 1996 versus losses in 1995.

  The effective tax rate for the three and nine months ended September 30, 1996 was 36.5%. This rate represented increases versus the three and nine-month periods ended September 30, 1995 of 3.5% and 2.1%, respectively, due primarily to increased taxable income in foreign jurisdictions with tax rates in excess of the United States statutory rate.

  Financial Condition
  -------------------

       Working Capital and Liquidity
       -----------------------------

       Historically, the Company has been a net generator of cash, providing sufficient funds on an annual basis for its debt service, working capital, capital expenditures, dividend and treasury stock purchase requirements. The Company expects to continue to generate significant cash from operations in the future. During the nine months ended September 30, 1996, the Company obtained a term loan from a Canadian bank in the amount of $10.3 million, which is payable in July 2001. This borrowing was used to finance the acquisition of Solarchem Enterprises Inc. The Company also has two United States credit facilities of $25 million each, expiring in April 1997 and May 1997 and a German credit facility in the amount of $16.4 million with a duration of "until further notice". The United States credit facilities were increased from $10 million each during the quarter. Based upon its present financial position and history of operations, it is believed that these credit facilities and cash flow from operations will provide sufficient liquidity to cover debt service and future working capital, capital expenditure, dividend and treasury stock purchase requirements.

  Net cash provided by operating activities was $30.9 million for the nine-month period ended September 30, 1996. This represented an increase of $6.0 million from the nine-month period ended September 30, 1995. This increase was the result of reduced accounts receivable and inventory, and reduced payments related to the restructuring reserve in the current period partially offset by a decrease in accounts payable and accruals.

  Restructuring of Operations
  ---------------------------

       The Company continued to execute its plan to dismantle the Brilon-Wald plant in Germany and to pay liabilities recognized as of December 31, 1994. The plant was closed and employees were separated in 1995. The demolition of the plant and cash outlays from internally generated funds are expected to be completed substantially in 1997. Evaluations of demolition, disposition, site protection and environmental costs continue and the existing reserves are believed to be adequate.

  Capital Expenditures and Investments
  ------------------------------------

       Capital expenditures for property, plant and equipment totaled $9.5 million for the nine months ended September 30, 1996 compared to expenditures
  of $9.2 million for the same period in 1995.   The  major portion  of  the
  1996 expenditures was for continuing improvements to a production line at the Big Sandy, Kentucky plant ($2.0 million) and domestic service customer capital ($2.2 million). Capital expenditures for the year 1996 are projected to be approximately $18 million.

  On February 20, 1996, the Company completed the acquisition of the perox-pure/TM/ business operations of Vulcan Peroxidation Systems Inc. The purchase price was $7.6 million. On June 3, 1996, the Company purchased all the outstanding common stock of Solarchem Enterprises Inc. of Markham, Ontario. This purchase price was $11.0 million. Because these transactions were not material to the consolidated financial position of the Company, no pro-forma information has been included in this report.

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

  (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

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



                                 CALGON CARBON CORPORATION
                                 -------------------------
                                      (REGISTRANT)



  Date:  November 12, 1996          By /s/R. Scott Keefer
                                       ----------------------------
                                    R. Scott Keefer
                                    Sr. Vice President-Finance,
                                    Chief Financial Officer