Form 10-K
period 1996-12-31
CALGON CARBON CORPORATION
filed 1997-03-27
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.
For the fiscal year ended December 31, 1996 or

[_]Transition Report Pursuant to Section 12 or 15(d) of the Securities
   Exchange Act of 1934.
For the transition period from     to    .

COMMISSION FILE NUMBER 0-15903

                           CALGON CARBON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              25-0530110
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

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

--------

As of March 3, 1997, there were outstanding 39,674,660 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 3, 1997 was $346,022,909.

  The following documents have been incorporated by reference:

                                                                      FORM 10-K
                             DOCUMENT                                PART NUMBER
                             --------                                -----------
Portions of Annual Report to Stockholders for the Year Ended
 December 31, 1996.................................................   II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on April 22,
1997...............................................................      III

                                     INDEX

 PART I
    Item 1.  Business.....................................................     1
    Item 2.  Properties...................................................     8
    Item 3.  Legal Proceedings............................................    10
    Item 4.  Submission of Matters to a Vote of Security Holders..........    10
 PART II
    Item 5.  Market for Registrant's Common Equity and Related Stockholder    10
              Matters.....................................................
    Item 6.  Selected Financial Data......................................    10
    Item 7.  Management's Discussion and Analysis.........................    10
    Item 8.  Financial Statements and Supplementary Data..................    10
    Item 9.  Disagreements with Accountants...............................    10
 PART III
    Item 10. Directors and Executive Officers of the Registrant...........    10
    Item 11. Executive Compensation.......................................    10
    Item 12. Security Ownership of Certain Beneficial Owners and              11
              Management..................................................
    Item 13. Certain Relationships and Related Transactions...............    11
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form      11
              8-K.........................................................
 SIGNATURES................................................................   13

                                    PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis" and statements incorporated by reference into this Form 10-K from the 1996 Annual Report to Stockholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation's (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company's business include the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers' growth, productivity improvements at its locations and new technologies that could affect the use of the Company's products.

ITEM 1. BUSINESS:

 The Company:

  The predecessor of the Company's activated carbon business was formed in 1942. In April 1985, the Company's predecessor business was purchased by its management in a leveraged buyout. On June 9, 1987, the Company completed its initial public offering of common stock. In May 1988, the Company acquired an activated carbon and charcoal business which provided the Company with two additional manufacturing facilities located in Germany. The acquisition was accounted for as a purchase. In September 1990, the Company purchased the assets of TMPC, Inc. (Vara International) in order to strengthen its vapor phase equipment business. During the fourth quarter 1994, it was decided to close one of the German plants due to high operating costs. In accordance with the plan, the Brilon-Wald plant was closed during 1995. In February 1996, the Company acquired the business and operating assets of the perox-pure(TM) operations of Vulcan Peroxidation Systems, Inc. and in June 1996 also acquired the common stock of Solarchem Enterprises, Inc. Both of these transactions were accounted for as purchases and provided the Company with an entry into the oxidative water treatment market. In December 1996, the Company acquired the common stock of Charcoal Cloth (International) Limited and Charcoal Cloth Limited. This acquisition was also accounted for as a purchase. The acquired companies produce activated carbon in cloth form for odor control in medical and industrial applications where granular activated carbon is not feasible. Also in December 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated. This Company designs and assembles proprietary separation equipment for use in the industrial process and environmental markets.

 Products and Services:

  Calgon Carbon is engaged in the manufacture and marketing of products and services employed for separation, concentration or purification of liquids and gases.

  The Company's activities consist of four areas: (1) activated carbons--the production and sale of a broad range of untreated, impregnated or acid washed carbons, in either powdered, granular, pellet or cloth form; (2) services--the provision of carbon reactivation, handling and transportation and on-site purification, separation and concentration services; (3) systems--the design, assembly and sales of systems that employ activated carbon, advanced oxidation, ion exchange or chromatographic separation technology for purification, separation and concentration; and (4) charcoal--the production and sale of charcoal to consumer markets in Germany.

  Activated Carbons. The Company's principal product is activated carbon. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as "adsorption." In "adsorption" organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds. The product was introduced in 1994 and is called Centaur(R).

  The primary raw material used in the production of the Company's activated carbons is bituminous coal which is crushed, mixed with pitch, sized and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as "activation" and develops the pore structure of the carbon. Through adjustments in the "activation" process, pores of the required size for a particular purification application are developed. The Company's technological expertise in adjusting the pore structure in the activation process has been one of the factors that has enabled the Company to develop many special types of activated carbon. Currently, the Company offers many types of activated carbon with most available in several particle sizes. The Company also produces activated carbon in cloth form, using rayon as the primary raw material. The Company also markets other activated carbons including products based on coconut or wood which it purchases from independent suppliers.

  Activated carbons are produced in granular, pellet, powdered and cloth forms, although the Company has historically concentrated on granular and pelletized activated carbon. The Company manufactures powdered activated carbon as a by-product and/or by crushing granular activated carbons. Granular activated carbon is generally used in fixed filter beds for continuous flow purification processes, while powdered activated carbon is generally used in batch purification processes. Use of fixed filter beds of activated carbon for continuous flow processing of a liquid or gas achieves a lower cost of operation and avoids the disposal costs associated with powdered carbon.

  Once activated carbon is saturated with organic materials and can no longer adsorb any additional organic compounds, its adsorption capacity can be restored by "reactivation." Reactivation is a process by which the organic compounds are driven off activated carbon particles by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is employed in reactivation applications for economic reasons or to destroy hazardous adsorbed organic compounds.

  Services. The principal service sold by the Company is the Calgon Carbon Service(TM) which supplies customers with a complete wastewater treatment service, particularly suited for treating wastewater containing hazardous organic chemicals at the customer's facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

  The Company also offers services to clean water from contaminated aquifers and surface impoundments and to clean accidental spills on a fee basis. These services include both activated carbon and advanced oxidation processes. The Company maintains an inventory of mobile adsorption equipment which can be dispatched on twenty-four hours notice and can be operational within forty-eight hours after arrival on site.

  Purification services provided by the Company are used to improve the quality of food, chemical, pharmaceutical and petrochemical products. Such services may be utilized in permanent installations or in temporary applications, as pilot studies for new manufacturing processes or recovery of off-specification products.

  The Company also provides custom reactivation services, primarily in Europe. As part of this service, the Company picks up spent carbon at a customer's site, transports it to the Company's reactivation facilities, reactivates it and then returns the same carbon to the customer.

  Systems. In 1978, the Company began marketing equipment which employs activated carbon in various purification, separation and concentration processes, as a means for expanding the market for its products and for revenue growth. In 1996, the Company added, through acquisition, the manufacture and marketing of advanced oxidation equipment, continuous ion exchange and chromatographic separation equipment.

  The Company sells a line of adsorption and filtration equipment to clean water from contaminated aquifers, industrial wastewater and surface impoundments, to eliminate odors from municipal wastewater plants (Phoenix(TM)) and other equipment to purify gases and liquids in industrial process applications. Equipment for these applications can be custom designed and fabricated for a specific project or can be drawn from the Company's inventory. The adsorption equipment product line varies in size from fifty-five-gallon to twelve-foot- diameter vessels. Through its Vara International Division, the Company sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation and adsorption/catalytic oxidation (CADRE(TM)). The Company also designs and markets systems that employ advanced oxidation technology, specifically ultraviolet irradiation in conjunction with hydrogen peroxide and/or other oxidizing agents, to destroy waterborne organic contaminants. Through its wholly owned subsidiary, Advanced Separation Technologies Incorporated (AST), the Company also designs and markets proprietary ISEP--(Ionic Separator) continuous ion exchange units for separation of organic and inorganic compounds, principally for process applications in the food, pharmaceutical and biotechnology industries. AST also designs and markets the CSEP--(Chromatographic Separator), a continuous chromatography separation system for applications in the food, pharmaceutical and fine chemicals market segments.

  Charcoal. This product is manufactured in Germany and used for barbecue grilling by consumers and restaurants.

 Markets:

  The Company offers its activated carbon products and services, as well as its adsorption systems (activated carbon and ion exchange) to the Industrial Process Market and the Environmental Market. Its advanced oxidation systems are used primarily in the Environmental Market with increasing activity in the process water market. Applications involving advanced oxidation include the treatment of ultra pure water for the semi-conductor industry and the recycling of heavy water in the nuclear industry. Industrial process applications include purification, catalysis and product recovery within the food, chemical, pharmaceutical, biotechnology, medical, personnel protection, cigarette and precious metals industries. Environmental applications include drinking water purification, wastewater and sewage treatment, groundwater remediation and emissions control in both industrial and municipal markets. Charcoal products are used primarily in Germany for barbecue grilling. The following table details total net sales by market for the past three years.


                                                             PERCENTAGE OF
                                                            TOTAL NET SALES
                                                         ---------------------
                                                         1996    1995    1994
                                                         -----   -----   -----
Industrial Process Market:
  Food..................................................    14%     12%     12%
  Original equipment manufacturers......................    16      10       9
  Chemical and pharmaceutical...........................     7      14      14
  Other.................................................    10      11      10
                                                         -----   -----   -----
    Subtotal Industrial.................................    47      47      45
                                                         -----   -----   -----
Environmental Market:
  Industrial............................................    26      25      27
  Municipal.............................................    20      21      21
                                                         -----   -----   -----
    Subtotal Environmental..............................    46      46      48
                                                         -----   -----   -----
Consumer Market:........................................     7       7       7
                                                         -----   -----   -----
    Total net sales.....................................   100%    100%    100%
                                                         =====   =====   =====

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

  Food Market. Sweetener manufacturers are the principal purchasers of the Company's products in the industrial process market. In terms of revenue, the Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the manufacture of artificial sweeteners and cane sugar.

  Other food processing applications include decolorization of monosodium glutamate; purification of citric acid, artificial sweeteners, soya oils, protein hydrolysates and wine and spirits; process water treatment in the beverage industry; and decaffeination of coffee utilizing the water process.

  Original Equipment Manufacturers Market. Manufacturers of various types of equipment purchase activated carbons for incorporation in such equipment. The Company is the sole supplier of activated carbons to manufacturers of gas masks and filters used by the United States military and is a major supplier of activated carbons to manufacturers of such products used by the European military. The Company sells activated carbons for use in protective respirators and collective filters for both private industry and the military. Other purchasers in the market include manufacturers of home water filters, spill cleanup equipment, commercial and residential water filters, solvent recovery equipment and gasoline vapor recovery equipment.

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

  Other Markets. The Company sells its products to a number of additional industrial process markets. Petroleum refining and petrochemical processing industries use activated carbons for the removal of sulfur compounds from natural gas, amine purification and spirits decolorization. The liquefied natural gas industry uses activated carbons to remove mercury compounds which would otherwise corrode process equipment. Cigarette manufacturers use activated carbons in charcoal filters and precious metals producers use activated carbons to recover gold and silver from low grade ore.

 Environmental Market:

  The Environmental Market consists of customers that use the Company's products to control air and water pollutants. The Environmental Market has two sub-markets, the industrial market and the municipal market.

  Industrial Market. The Company offers its products and services to private industry to meet wastewater discharge requirements imposed by various governmental entities. Most of the Company's sales to this market are sales of the Calgon Carbon Service(TM) for wastewater treatment. The reactivation portion of this service is an important element if the contaminants in the wastewater are hazardous organic chemicals. The hazardous organic chemicals which are adsorbed from the water by the activated carbons are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves customers the difficulty of having to find a method of long-term containment (such as a landfill) for hazardous organic chemicals removed from their industrial wastewater.

  The cleanup of contaminated groundwater, surface impoundments and accidental spills comprise a significant market for the Company. The Company provides emergency and temporary cleanup services for public and private entities.

  Activated carbon is also used in the chemical, pharmaceutical and refining industries for purification of air discharges to remove contaminants such as benzene, toluene and other volatile organics. The Company offers carbon, services and equipment for these applications.

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

  Municipal sewage treatment plants purchase the Company's odor control systems and activated carbon products to remove objectionable odors emanating from the plant and to treat the wastewater to meet operating requirements. Granular activated carbon is used in odor control applications but both granular and powdered activated carbons are used to treat wastewater. The granular activated carbon is used as a filtration/adsorption medium and the powdered activated carbon is used to enhance the performance of existing biological waste treatment processes.

 Consumer Market:

  The Consumer Market consists of sales of charcoal (Grillis(R) and Der Sommer-Hit(R)) for outdoor barbecue grilling. The Company's charcoal is primarily sold through distributors principally in Germany. This market is weather dependent, with the majority of the sales in the spring and summer months.

 Sales and Marketing:

  The Company sells activated carbons, systems and services throughout the world and in Germany sells charcoal. In areas outside of the United States and Europe, the Company's primary activity is the sale of activated carbons. Approximately 90% of its products and services are sold through its direct sales force, while 10% is through agents and distributors.

  The Company has a direct sales force in the United States in offices located in Pittsburgh, Pennsylvania; Tucson, Arizona; Richmond, California; Lakeland, Florida; Vero Beach, Florida; Lisle, Illinois; Houston, Texas; and Bridgewater, New Jersey. The Company conducts sales in Canada through a distributor under direction of its wholly owned subsidiary. The Company also has a sales office in Toronto, Ontario, Canada. The Company maintains an office in Singapore to manage its business in Malaysia, Thailand, Indonesia, India and Singapore.

  In Europe the Company has sales offices in Brussels, Belgium; Paris, France; Manchester, England; and Frankfurt, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

  The following table details total net sales to customers by geographic areas in the past three years:


                                                 PERCENTAGE OF TOTAL NET SALES
                                                ---------------------------------
                                                  1996        1995        1994
                                                ---------   ---------   ---------
United States.................................      57%         54%         56%
Europe........................................      34          37          35
Other.........................................       9           9           9
                                                  ----        ----        ----
   Total net sales............................     100%        100%        100%
                                                  ====        ====        ====

  Refer to Note 16 to the Consolidated Financial Statements for a discussion of other financial information classified by major geographic areas in which the Company operates.

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

  The Company's products and services were purchased by approximately 4,000 active customers in 1996. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

 Competition:

  The Company has three principal competitors with respect to the production and sale of activated carbons: Norit, N.V., a Dutch company; CECA, a subsidiary of Elf-Aquitaine, a French company; and Westvaco Corporation, a United States company. Recently, Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon have entered the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, systems and services is based both on price and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

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

  In North America, the Company has competition for its advanced oxidation product line from products not involving oxidation and from a number of smaller firms offering some form of advanced oxidation. In Europe, competition comes primarily from manufacturers of ozone generation equipment, principally Ozonia, a division of Lyonnaise des Eaux, Trailigaz, a subsidiary of Compagnie General des Eaux and Wedeco, a German-based supplier of ozone and ozone/ultraviolet based systems.

  In the advanced separation technologies market, competitors range from a few large companies such as U.S. Filter and Applexion to hundreds of small local companies, with a few competitors providing a full range of filtration/separation equipment, technologies and service.

  There are a number of competitors in the consumer charcoal market who are located in Eastern European countries, Spain, Portugal, South Africa and South America. These competitors offer inexpensive, low-quality products to the market.

 Capital Expenditures:

  In 1996, the Company invested $14.4 million for capital expenditures. The Company's 1997 capital expenditure budget approximates $40.0 million and includes carbon production capacity increases at the Big Sandy, Kentucky, Pearl River, Mississippi and Feluy, Belgium plants and an improved coal handling system at the Big Sandy, Kentucky plant. The Company believes that the funds generated from operations, supplemented as necessary with funds from lines of credit and its cash reserves, will provide sufficient funds required for such capital expenditures.

 Raw Materials:

  The principal raw material purchased by the Company is bituminous coal from mines in the Appalachian Region and mines outside the United States, under both long-term and annual supply contracts. The Company purchases the coal used in its Belgian production facility from a number of coal companies throughout the world under similar arrangements. The Company purchases beech wood for its German charcoal operations through long-term contracts and on the open market, primarily waste slabs from saw mills or as off-cuts from the furniture industry. Most of the wood is sourced in Germany and the supply of wood is adequate.

  The Company purchases significant amounts of natural gas from various suppliers for use in its production facilities. In both the United States and Europe, this natural gas is purchased pursuant to various annual contracts with natural gas companies.

  The Company purchases hydrogen peroxide via long-term fixed-price contracts.

  The only other raw material that is purchased by the Company in significant quantities is coal tar pitch, which is used as a binder in the manufacturing process. The Company purchases coal tar pitch from various suppliers in the United States and Europe under annual supply contracts.

  The purchase of key equipment components for all areas is coordinated through agreements with various suppliers.

  The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials.

 Research and Development:

  The Company's research and development activities are conducted at a research center near Pittsburgh, Pennsylvania, under the direction of an Executive Director with a staff of 63 employees. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon products for testing and applications development.

  The principal goals of the Company's research program are maintaining the Company as a technological leader in the production and utilization of activated carbon, systems and services; developing new products and services; and providing technical support to the manufacturing and marketing operations of the Company.

  The Company's research programs include new and improved methods of activated carbon manufacturing, new and improved activated carbons for applications as physical adsorbents and adsorptive catalysts and other emerging purification/separation/concentration technologies. The Centaur(R) product line represents a new family of activated carbons developed for adsorptive catalytic applications.

  Research and development expenses were $6.5 million, $5.6 million and $6.3 million in 1996, 1995 and 1994, respectively.

 Patent and Trade Secrets:

  The Company possesses a substantial body of technical knowledge and trade secrets and owns 70 United States patents and 98 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

 Regulatory Matters:

  Domestic. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and is also subject to other federal and state laws regarding health and safety matters. The Company believes it is presently in substantial compliance with these laws and regulations. These laws and regulations are constantly evolving, and it is impossible to predict the effect these laws and regulations may have on the Company in the future.

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

 Employee Relations:

  As of December 31, 1996, the Company employed 1,297 persons on a full-time basis, 774 of whom were salaried production, office, supervisory and sales personnel. The 302 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 1999 with respect to the Pittsburgh facility and on June 6, 2001 with respect to the Catlettsburg facility. The 98 hourly personnel at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are reached every two years between the National Chemical Union and the German Chemical Federation. The current agreement expires on March 31, 1998. The 69 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 1997. The Company has 54 hourly employees at its three non-union United Kingdom facilities.

ITEM 2. PROPERTIES:

  The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:
Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Brilon-Wald and Bodenfelde, Germany. The Company closed its Brilon-Wald plant in 1995. The Company leases four production facilities as follows: Lakeland, Florida; Tucson, Arizona; Markham, Ontario, Canada; Houghton Le Spring, England.

  The Catlettsburg, Kentucky plant is the Company's largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant produces granular and powdered activated carbons, acid washed granular activated carbons and reactivates spent granular activated carbons.

  The Pittsburgh, Pennsylvania carbon production plant occupies a four-acre site. Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons, the grinding of granular activated carbons into powdered activated carbons and the production of pelletized carbons. The plant also has the capacity to produce coal-based or coconut-based granular activated carbons.

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

  The Tucson, Arizona equipment and assembly plant occupies approximately two acres. The site includes a 15,000 square foot building with the remaining site space used for service equipment storage. The plant designs and assembles fully engineered advanced oxidative process purification equipment.

  The Markham, Ontario, Canada assembly facility is housed in a 19,000 square foot building near Toronto, Ontario, Canada. Assembly of ultraviolet oxidation equipment takes place at this location. In addition, this facility houses a testing laboratory and pilot plant operations.

  The Lakeland, Florida ion separation equipment plant occupies a 26,400 square foot building on approximately one and a half acres of property. The primary operations are the assembly of both small size ion exchange systems and components of larger ion exchange systems, plus the operation of pilot plant testing of customer ion exchange processes.

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

  The Brilon-Wald plant occupies a site of approximately 40 acres and is situated in the North Rhine-Westphalia Region, Germany. This plant was closed in 1995. The Company has been approached by potential purchasers of this facility; however, at this time a suitable buyer has not been identified.

  The Houghton Le Spring plant, located near the city of Newcastle, England, occupies approximately two acres. Operations at the plant include the manufacture of woven and knitted activated carbon textiles and their impregnation and lamination.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

  The information required for this Item 5 appears under the caption "Common Shares and Market Information" on page 36 of the Annual Report to Stockholders for the Year Ended December 31, 1996 and is incorporated in this Annual Report by reference.

ITEM 6. SELECTED FINANCIAL DATA:

  The information required by this Item 6 appears under the caption "Six-Year Summary, Selected Financial and Statistical Data" on page 36 of the Annual Report to Stockholders for the Year Ended December 31, 1996 and is incorporated in this Annual Report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS:

  The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 17 through 20 of the Annual Report to Stockholders for the Year Ended December 31, 1996 and is incorporated in this Annual Report by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

  The financial statements and related report on the consolidated financial statements of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 1996, 1995 and 1994 required by this Item 8 appear on pages 21 through 36 of the Annual Report to Stockholders for the Year Ended December 31, 1996 and are incorporated in this Annual Report by reference.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS:

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

  Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of its Stockholders.

ITEM 11. EXECUTIVE COMPENSATION:

  Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of its Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

  Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1997 Annual Meeting of its Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

  Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of its Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

A. Financial Statements

  The following documents are filed as part of this report:

                                                           PAGE(S) IN ANNUAL
                                                               REPORT TO
                                                              STOCKHOLDERS
                                                           FOR THE YEAR ENDED
         FINANCIAL STATEMENTS AND RELATED REPORT           DECEMBER 31, 1996
         ---------------------------------------           ------------------
 Report of Independent Accountants, dated February 3,
  1997 except as to Note 7, which is as of March 3, 1997.          20
 Consolidated Statement of Income for the Years Ended
  December 31, 1996, 1995 and 1994.......................          21
 Consolidated Balance Sheet as of December 31, 1996 and
  1995...................................................          22
 Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1996, 1995
  and 1994...............................................          23
 Consolidated Statement of Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994...........          24
 Notes to the Consolidated Financial Statements..........        25-35
 Quarterly Financial Data--Unaudited.....................          36

 C.Exhibits
                                                                  PAGE
                                                                  ----
  3.1  Amended Certificate of Incorporation..............          (d)
  3.2  By-laws of the Registrant.........................          (a)
  4.0  Rights Agreement..................................          (f)
  9.1  Voting Trust Agreement............................          (b)
  9.2  Voting Trust Certificate of Amendment.............          (c)
 10.1* Calgon Carbon Corporation Stock Option Plan, as
       Amended...........................................          (e)
 10.3* Officers Incentive Plan of Calgon Carbon
       Corporation, as Amended...........................          (h)
 10.4* 1993 Non-Employee, Directors' Stock Option Plan...          (g)
 21.0  The wholly owned subsidiaries of the Company are
       Chemviron Carbon GmbH, a German corporation;
       Calgon Carbon Canada, Inc., a Canadian
       corporation; Chemviron Carbon Ltd., a United
       Kingdom corporation; Calgon Carbon Investments
       Inc., a Delaware corporation; Solarchem
       Environmental Systems Inc., a Nevada corporation;
       Charcoal Cloth (International) Limited, a United
       Kingdom corporation; Charcoal Cloth Limited, a
       United Kingdom corporation; Advanced Separation
       Technologies Incorporated, a Florida corporation;
       and Calgon Carbon Export Inc., a Barbados
       corporation. In addition, the Company owns 50% of
       Calgon Far East Co. Ltd., a Japanese corporation.
 23.0  Consent of Independent Accountants................         (15)

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form S-8 dated February 16, 1996.
(h) Incorporated herein by reference to Exhibit 10.3 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of its Stockholders.
*  Executive compensation plans.

D. Reports on Form 8-K
   No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Calgon Carbon Corporation

  March 17, 1997                                     /s/ COLIN BAILEY
------------------                        By___________________________________
      (Date)                                           COLIN BAILEY
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

         SIGNATURE                        TITLE                      DATE

     /s/ Colin Bailey          President, Chief Executive       March 17, 1997
---------------------------     Officer, Director
      COLIN BAILEY

    /s/ R. Scott Keefer         Senior Vice President,          March 17, 1997
---------------------------      Chief Financial and
      R. SCOTT KEEFER            Accounting Officer

  /s/ Thomas A. McConomy        Director, Chairman of the       March 17, 1997
---------------------------      Board
    THOMAS A. MCCONOMY

 /s/ Robert W. Cruickshank     Director                         March 17, 1997
---------------------------
   ROBERT W. CRUICKSHANK

  /s/ Arthur L. Goeschel       Director                         March 17, 1997
---------------------------
    ARTHUR L. GOESCHEL

    /s/ Nick H. Prater         Director                         March 17, 1997
---------------------------
      NICK H. PRATER

   /s/ Seth E. Schofield        Director                        March 17, 1997
---------------------------
     SETH E. SCHOFIELD

     /s/ Harry H. Weil         Director                         March 17, 1997
---------------------------
       HARRY H. WEIL

    /s/ Robert L. Yohe         Director                         March 17, 1997
---------------------------
      ROBERT L. YOHE

   /s/ Roger H. Zanitsch       Director                         March 17, 1997
---------------------------
     ROGER H. ZANITSCH

                                 EXHIBIT INDEX

 EXHIBIT                                                           METHOD OF
   NO.                        DESCRIPTION                            FILING
 -------                      -----------                        --------------
  3.1    Amended Certificate of Incorporation.................        (d)
  3.2    By-laws of the Registrant............................        (a)
  4.0    Rights Agreement.....................................        (f)
  9.1    Voting Trust Agreement...............................        (b)
  9.2    Voting Trust Certificate of Amendment................        (c)
         Calgon Carbon Corporation Stock Option Plan, as
 10.1*   Amended..............................................        (e)
         Officers Incentive Plan of Calgon Carbon Corporation,
 10.3*   as Amended...........................................        (h)
 10.4*   1993 Non-Employee, Directors' Stock Option Plan......        (g)
 21.0    The wholly owned subsidiaries of the Company are
         Chemviron Carbon GmbH, a German corporation; Calgon
         Carbon Canada, Inc., a Canadian corporation;
         Chemviron Carbon Ltd., a United Kingdom corporation;
         Calgon Carbon Investments Inc., a Delaware
         corporation; Solarchem Environmental Systems Inc., a
         Nevada corporation; Charcoal Cloth (International)
         Limited, a United Kingdom corporation; Charcoal Cloth
         Limited, a United Kingdom corporation; Advanced
         Separation Technologies Incorporated, a Florida
         corporation; and Calgon Carbon Export Inc., a
         Barbados corporation. In addition, the Company owns
         50% of Calgon Far East Co. Ltd., a Japanese
         corporation..........................................   Filed herewith
 23.0    Consent of Independent Accountants...................   Filed herewith

--------
  Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form S-8 dated February 16, 1996.
(h) Incorporated herein by reference to Exhibit 10.3 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of its Stockholders.
*  Executive compensation plans.