Form 10-Q
period 1997-03-31
CALGON CARBON CORPORATION
filed 1997-05-09
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Yes       No
   -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at April 30, 1997
-----------------------------            -----------------------------
Common Stock,  $.01 par value                    39,674,660 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in the future to differ from performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company's filings with the Securities and Exchange Commission during the past 12 months.


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

   Item 1.     Financial Statements
   -------
                                                                    Page
                                                                    ----

               Introduction to the Financial Statements........      2

               Consolidated Statement of Income and
               Retained Earnings...............................      3

               Consolidated Balance Sheet......................      4

               Consolidated Statement of Cash Flows............      5

               Selected Notes to Financial Statements..........      6

               Report of Independent Accountants on Review of
               Unaudited Interim Financial Information.........      7

    Item 2. Management's Discussion and Analysis of Results
    ------  -----------------------------------------------
            of Operations and Financial Condition..............      8
            -------------------------------------



PART II - OTHER INFORMATION
-------   -----------------


    Item 4.    Submission of Matters to a Vote of Security
    -------    -------------------------------------------
               Holders.........................................     11
               -------

    Item 6.    Exhibits and Reports on Form 8-K................     11
    ------     --------------------------------


SIGNATURES.....................................................     12
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
-------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


            The consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and the notes included therein for the year ended December 31, 1996.

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




                                    Three Months Ended
                                          March 31,
                                   ---------------------
                                      1997       1996
                                   ----------  ---------

Net sales........................   $ 79,892   $ 68,989
                                    --------   --------

Cost of products sold
  (excluding depreciation).......     49,019     43,229
Depreciation and amortization..        5,398      4,858
Selling, general and
  administrative expenses........     13,551     11,830
Research and development
  expenses.......................      1,901      1,471
                                    --------   --------

                                      69,869     61,388
                                    --------   --------

Income from operations...........     10,023      7,601

Interest income..................         99        327
Interest expense.................       (929)      (174)
Other income (expense)--net......       (474)      (163)
                                    --------   --------

Income before income taxes.......      8,719      7,591

Provision for income taxes.......      3,287      2,809
                                    --------   --------

Net income.......................      5,432      4,782

Common stock dividends...........     (3,174)    (3,234)
Retained earnings, beginning
  of period......................    162,098    153,335
                                    --------   --------
Retained earnings, end of
  period.........................   $164,356   $154,883
                                    ========   ========
Net income per common share......   $    .14   $    .12
                                    ========   ========

Weighted average shares
 outstanding..................... 39,674,660  40,418,860
                                  ==========  ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)


                                                 March 31,   December 31,
                                                   1997          1996
                                                -----------  ------------
                                                (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents...................    $ 10,206      $ 15,439
  Receivables.................................      66,651        63,762
  Inventories.................................      48,418        46,471
  Other current assets........................      10,913         9,247
                                                  --------      --------
     Total current assets.....................     136,188       134,919

Property, plant and equipment, net............     171,836       173,564
Intangibles...................................      72,092        72,658
Other assets..................................      14,705        16,110
                                                  --------      --------

     Total assets.............................    $394,821      $397,251
                                                  ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........    $  7,418      $  4,451
  Accounts payable and accrued liabilities....      34,245        35,846
  Restructuring reserve.......................       7,163         7,847
  Payroll and benefits payable................      12,380        12,903
  Accrued income taxes........................       5,685         5,202
                                                  --------      --------
     Total current liabilities................      66,891        66,249

Long-term debt................................      65,697        65,837
Deferred income taxes.........................      38,691        40,522
Other liabilities.............................       7,048         7,748
                                                  --------      --------

     Total liabilities........................     178,327       180,356
                                                  --------      --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,435,960
    shares issued.............................         414           414
  Additional paid-in capital..................      62,102        62,102
  Retained earnings...........................     164,356       162,098
  Cumulative translation adjustments..........       9,688        12,347
                                                  --------      --------
                                                   236,560       236,961

  Treasury stock, at cost, 1,761,300 shares...     (20,066)      (20,066)
                                                  --------      --------

     Total shareholders' equity...............     216,494       216,895
                                                  --------      --------

     Total liabilities and
       shareholders' equity...................    $394,821      $397,251
                                                  ========      ========


                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              -------------------
                                                               1997        1996
                                                              -------    --------


Cash flows from operating activities
------------------------------------
Net income.......................................             $ 5,432    $  4,782
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization..................               5,398       4,884
  Employee benefit plan provisions...............                 121         138
  Changes in assets and liabilities - net of
    effects from purchase of businesses and
    exchange:
      (Increase) decrease in receivables.........              (3,798)      2,246
      (Increase) decrease in inventories.........              (3,904)      1,467
      (Increase) in other current assets.........              (1,626)     (2,074)
      (Decrease) in restructuring reserve........                 (90)     (1,049)
      (Decrease) in accounts payable
        and accruals.............................                (472)     (4,822)
      Increase (decrease) in long-term deferred
        income taxes (net).......................                 (56)        961
  Other items--net...............................                 523        (857)
                                                              -------    --------
     Net cash provided by
        operating activities.....................               1,528       5,676
                                                              -------    --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses.........................                (500)     (7,804)
  Property, plant and equipment expenditures.....              (6,082)     (2,247)
  Proceeds from disposals of equipment...........                 180          40
                                                              -------    --------
     Net cash (used in) investing activities.....              (6,402)    (10,011)
                                                              -------    --------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings...................               3,325         442
  Common stock dividends.........................              (3,174)     (3,234)
                                                              -------    --------
     Net cash provided by (used in)
       financing activities......................                 151      (2,792)
                                                              -------    --------

Effect of exchange rate changes on cash..........                (510)        (52)
                                                              -------    --------

(Decrease) in cash and cash equivalents..........              (5,233)     (7,179)
Cash and cash equivalents, beginning
  of period......................................              15,439      40,089
                                                              -------    --------

Cash and cash equivalents, end of period.........             $10,206    $ 32,910
                                                              =======    ========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1.    Inventories:

                                                   March 31, 1997       December 31, 1996
                                                   --------------       -----------------
  Raw materials                                        $13,652               $16,122
  Finished goods                                        34,766                30,349
                                                       -------               -------
                                                       $48,418               $46,471
                                                       =======               =======

2.    Supplemental Cash Flow Information:

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                    1997       1996
                                                                 -------    -------
 Cash paid during the period for:
   Interest                                                      $   684    $   160
   Income taxes, net of refunds                                  $ 2,251    $   306
                                                                 -------    -------

 Bank debt:
   Borrowings                                                    $ 7,224    $ 5,339
   Repayments                                                     (4,399)    (4,897
                                                                 -------    -------
 Net proceeds from borrowings                                    $ 3,325    $   442
                                                                 =======    =======

 3. Common stock dividends declared during both quarters ended March 31, 1997 and 1996 were $.08 per common share.

                       REPORT OF INDEPENDENT ACCOUNTANTS



  To the Board of Directors and
  Shareholders of
  Calgon Carbon Corporation


  We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of March 31, 1997 and the related consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

  We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 1997, except as to Note 7, which is as of March 3, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



  PRICE WATERHOUSE LLP



  Pittsburgh, PA
  May 9, 1997

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

  Results of Operations
  ---------------------

     Consolidated net sales for the three months ended March 31, 1997 increased by $10.9 million or 16% versus the three-month period ended March 31, 1996. Net sales to the industrial process markets of $42.2 million for the three months ended March 31, 1997 increased by $8.2 million or 24% over the comparable 1996 period. This increase was primarily due to increases in the food and chemical - pharmaceutical areas associated with the Company's Advanced Separation Technologies business, which was acquired at the end of 1996. Net sales to the environmental markets were $33.7 million for the three months ended March 31, 1997. This represented an increase of $2.6 million or 8% compared to the three months ended March 31, 1996. The increase resulted from sales gains in the European municipal category and by the Advanced Oxidative group, another 1996 acquisition, partially offset by lower initial fills in the United States municipal category. The consumer area reported sales of $4.0 million for the three-month period ended March 31, 1997, an increase of $.1 million or 3% over the comparable 1996 period. Overall, the net sales increase for the quarter resulted from businesses acquired during 1996, partially offset by a foreign currency transaction decline of $1.7 million related to the strengthening of the U.S. dollar relative to the European currencies.

  Gross profit, before depreciation, as a percentage of net sales, for the three months ended March 31, 1997 was 38.6% compared to 37.3% for the three-month period ended March 31, 1996. This 1.3 percentage point improvement was the net effect of sales increases for higher margin products and reduced natural gas costs, partially offset by lower margin equipment sales by the Company's recently acquired businesses.

  Depreciation and amortization for the three months ended March 31, 1997 increased by $.5 million due to amortization of intangibles (primarily goodwill) associated with the Company's 1996 acquisitions.

  Selling, general and administrative and research and development expenses for the three-month period ended March 31, 1997 increased by $2.2 million versus the comparable 1996 period primarily because of costs associated with the acquired businesses.

  During the quarter ended March 31, 1997, interest income decreased $.2 million and interest expense increased $.8 million versus the comparable 1996 period. This net difference of $1.0 million is related to the Company's 1996 acquisition program which resulted in lower surplus cash and the addition of approximately $60 million of long-term debt.

  The effective income tax rate for the three-month period ended March 31, 1997 was 37.7% versus 37.0% for the three months ended March 31, 1996. This increase was the result of a shift in income to locations with a higher statutory tax rate than in the United States.

  Financial Condition
  -------------------

       Working Capital and Liquidity
       -----------------------------

       Net cash provided by operating activities was $1.5 million for the three months ended March 31, 1997. This represented a $4.1 million decrease from the three-month period ended March 31, 1996. This decrease was the result of increased working capital invested in accounts receivable, inventory, other current assets and accounts payable.

  On February 27, 1997, the Company entered into a $50 million five-year bank credit facility. Proceeds under this credit facility were used to repay the borrowings outstanding under the Company's one-year U.S. credit facilities.

  Historically, the Company has provided sufficient cash on an annual basis for its debt service, working capital, capital expenditures, restructuring, dividend and treasury stock purchase requirements. Based on its present financial position, including its cash and cash equivalents, and history of operations, the Company anticipates that cash from operating activities combined with other available external financial resources will provide sufficient liquidity to fund its 1997 net cash obligations.

  Restructuring of Operations
  ---------------------------

       During 1997, the Company expects to continue the restructuring plan begun in the fourth quarter of 1994. The restructuring reserve at March 31, 1997 of $7.2 million relates principally to the estimated costs for the demolition of the Brilon-Wald, Germany plant. The Company has also been approached by potential purchasers of the facility, however, at this time a suitable buyer has not been identified. Evaluations of demolition, disposition, site protection and environmental costs continue and the existing reserves are believed to be adequate.

  Capital Expenditures and Investments
  ------------------------------------

       Capital expenditures for property, plant and equipment totaled $6.1 million for the three months ended March 31, 1997 compared to expenditures of
  $2.2 million for the same period in 1996.   The  major portion  of  the  1997
  expenditures was related to capacity expansion and cost reduction projects at the Big Sandy, Kentucky plant ($3.2 million), the Pearl River, Mississippi plant ($.6 million) and at the Feluy, Belgium facility ($1.1 million).
  Capital expenditures for the year 1997 are projected to be approximately $40 million.

  The 1997 purchase of businesses amount of $.5 million was an increase to the purchase price for Advanced Separation Technologies Incorporated due to a higher level of "Adjusted Closing Net Current Assets" than stated in the purchase agreement. The 1996 purchase of businesses amount of $7.8 million was related to the 1996 acquisition of the perox-pure/TM/ operations of Vulcan Peroxidation Systems, Inc. For additional information associated with these acquisitions, please refer to the Company's consolidated financial statements and notes included therein (specifically Number 2) for the year ended December 31, 1996.

  New Accounting Pronouncements
  -----------------------------

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computations or disclosures.

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

  (b)  Reports on Form 8-K

        There were three reports on Form 8-K filed during the quarter ended March 31, 1997:

            Current Report -  Dated January 15, 1997 - Acquisition of
              Advanced Separation Technologies, Inc.

            Amendment to Application of Report - Dated March 12, 1997
              - Acquisition of Advanced Separation Technologies, Inc.

            Current Report - Dated March 18, 1997 - Safe Harbor
              Related To Forward Looking Events

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



                                 CALGON CARBON CORPORATION
                                 -------------------------
                                      (REGISTRANT)



  Date: May 9, 1997                By /s/R. Scott Keefer
                                      ----------------------------
                                         R. Scott Keefer
                                         Sr. Vice President-Finance,
                                         Chief Financial Officer