Form 10-Q
period 1997-06-30
CALGON CARBON CORPORATION
filed 1997-08-13
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from         to
                                           -------    --------

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

Yes       No
   ------   ------
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at July 28, 1997
-----------------------------             ----------------------------
Common Stock,  $.01 par value                    39,680,660 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997



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


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

Item 1. Financial Statements
------
                                                                   Page
                                                                   ----

       Introduction to the Financial Statements.................     2

       Consolidated Statement of Income and Retained Earnings...     3

       Consolidated Balance Sheet...............................     4

       Consolidated Statement of Cash Flows.....................     5

       Selected Notes to Financial Statements...................     6

       Report of Independent Accountants on Review of Unaudited
       Interim Financial Information............................     7


Item 2. Management's Discussion and Analysis of Results
------  -----------------------------------------------
        of Operations and Financial Condition...................     8
        -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------


Item 4. Submission of Matters to a Vote of Security Holders.....     11
------  ---------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K........................     12
------  --------------------------------


SIGNATURES......................................................     13
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

       Price Waterhouse LLP has reported that they have applied limited procedures in accordance with professional standards for a review of the unaudited consolidated financial statements included in this filing on Form 10-Q. However, their report included on page 7 of this report on Form 10-Q for the quarter ended June 30, 1997 states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. The accountants are not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited interim financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by the accountants within the meaning of sections 7 and 11 of the act.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)




                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                 --------------------    --------------------
                                   1997       1996         1997        1996
                                 ---------  ---------    ---------  ---------


Net sales......................  $ 88,803   $ 74,945     $168,695   $143,934
                                 --------   --------     --------   --------

Cost of products sold
 (excluding depreciation)......    54,680     47,194      103,699      90,423
Depreciation and amortization..     5,317      4,743       10,715       9,601
Selling, general and
 administrative expenses.......    14,280     12,087       27,831      23,917
Research and development
 expenses......................     2,050      1,653        3,951       3,124
                                 --------   --------     --------    --------
                                   76,327     65,677      146,196     127,065
                                 ========   ========     ========    ========
Income from operations.........    12,476      9,268       22,499      16,869

Interest income................        71        319          170         646
Interest expense...............      (957)      (154)      (1,886)       (328)
Other income (expense)--net....        64         90         (410)        (73)
                                 --------   --------     --------    --------
Income before income taxes.....    11,654      9,523       20,373      17,114

Provision for income taxes.....     4,404      3,438        7,691       6,247
                                 --------   --------     --------    --------
Net income.....................     7,250      6,085       12,682      10,867

Common stock dividends.........    (3,174)    (3,233)      (6,348)     (6,467)
Retained earnings, beginning
 of period.....................   164,356    154,883      162,098     153,335
                                 --------   --------     --------    --------
Retained earnings, end of
 period........................  $168,432   $157,735     $168,432    $157,735
                                 ========   ========     ========    ========

Net income per common share....  $    .18   $    .15     $    .32    $    .27
                                 ========   ========     ========    ========
Weighted average shares
 outstanding...................  39,677,495 40,418,860   39,676,085  40,418,860
                                 ========== ==========   ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)


                                                 June 30,         December 31,
                                                   1997              1996
                                                -----------      -------------
                                                (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents...................    $  9,850       $ 15,439
  Receivables.................................      71,146         63,762
  Inventories.................................      46,486         46,471
  Other current assets........................      11,941          9,247
                                                  --------       --------
     Total current assets.....................     139,423        134,919

Property, plant and equipment, net............     175,970        173,564
Intangibles...................................      73,650         72,658
Other assets..................................      14,171         16,110
                                                  --------       --------

     Total assets.............................    $403,214       $397,251
                                                  ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........    $  2,476       $  4,451
  Accounts payable and accrued liabilities....      40,339         35,846
  Restructuring reserve.......................       6,816          7,847
  Payroll and benefits payable................      14,295         12,903
  Accrued income taxes........................       7,284          5,202
                                                  --------       --------
     Total current liabilities................      71,210         66,249

Long-term debt................................      68,409         65,837
Deferred income taxes.........................      37,345         40,522
Other liabilities.............................       6,467          7,748
                                                  --------       --------

     Total liabilities........................     183,431        180,356
                                                  --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,441,960 and
    41,435,960 shares issued..................         414            414
  Additional paid-in capital..................      62,165         62,102
  Retained earnings...........................     168,432        162,098
  Cumulative translation adjustments..........       8,838         12,347
                                                  --------       --------
                                                   239,849        236,961

  Treasury stock, at cost, 1,761,300 shares...     (20,066)       (20,066)
                                                  --------       --------

     Total shareholders' equity...............     219,783        216,895
                                                  --------       --------

     Total liabilities and
       shareholders' equity...................    $403,214       $397,251
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)


                                                  Six Months Ended
                                                       June 30,
                                                 --------------------
                                                   1997        1996
                                                 ---------  ---------

Cash flows from operating activities
------------------------------------
Net income.....................................  $ 12,682   $ 10,867
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization................    10,715      9,692
  Employee benefit plan provisions.............       238        266
  Changes in assets and liabilities - net of
    effects from purchase of businesses and
    exchange:
      (Increase) decrease in receivables.......    (8,789)     1,292
      (Increase) decrease in inventories.......    (2,508)     4,866
      (Increase) in other current assets.......    (2,562)    (3,615)
      (Decrease) in restructuring reserve......      (179)    (2,055)
      Increase (decrease) in accounts payable
        and accruals...........................     7,728     (7,306)
      Increase in long-term deferred
        income taxes (net).....................        67      5,215
  Other items--net.............................      (351)    (1,080)
                                                 --------   --------
     Net cash provided by
        operating activities...................    17,041     18,142
                                                 --------   --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses.......................      (500)   (18,544)
  Property, plant and equipment expenditures...   (16,197)    (5,562)
  Proceeds from disposals of equipment.........       184        209
                                                 --------   --------
    Net cash (used in) investing activities....   (16,513)   (23,897)
                                                 --------   --------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings.................       727      6,005
  Common stock dividends.......................    (6,348)    (6,467)
  Other........................................        63          -
                                                 --------   --------
     Net cash (used in) financing activities...    (5,558)      (462)
                                                 --------   --------

Effect of exchange rate changes on cash........      (559)      (362)
                                                 --------   --------

(Decrease) in cash and cash equivalents........    (5,589)    (6,579)
Cash and cash equivalents, beginning
  of period....................................    15,439     40,089
                                                 --------   --------

Cash and cash equivalents, end of period.......  $  9,850   $ 33,510
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)
1. Inventories:
                                         June 30, 1997   December 31, 1996
                                         -------------   -----------------
   Raw materials                             $13,305           $16,122
   Finished goods                             33,181            30,349
                                             -------           -------
                                             $46,486           $46,471
                                             =======           =======

2. Supplemental Cash Flow Information:

                                               Six Months Ended June 30,
                                               -------------------------
                                                 1997             1996
                                               -------          --------
   Cash paid during the period for:
    Interest                                   $ 1,669          $    338
    Income taxes, net of refunds               $ 4,859          $  2,730
                                               -------          --------

   Bank debt:
    Borrowings                                 $10,354          $ 18,908
    Repayments                                  (9,627)          (12,903)
                                               -------          --------
   Net proceeds from borrowings                $   727          $  6,005
                                               =======          ========
3. Common stock dividends declared during both quarters ended June 30, 1997 and 1996 were $.08 per common share.

                       REPORT OF INDEPENDENT ACCOUNTANTS



  To the Board of Directors and
  Shareholders of
  Calgon Carbon Corporation


  We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of June 30, 1997 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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



  PRICE WATERHOUSE LLP



  Pittsburgh, PA
  August 13, 1997

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

Results of Operations
---------------------

     Consolidated net sales increased by $13.9 million or 18.5% for the three months ended June 30, 1997 and increased by $24.8 million or 17.2% for the six months ended June 30, 1997 versus the comparable 1996 periods. Net sales to the industrial process markets of $41.5 million and $83.8 million for the three and six months ended June 30, 1997 increased by $7.6 million or 22.4% and $15.8 million or 23.3% compared to the three and six months ended June 30, 1996. The increase for both periods was related to improved results for the food, chemical-pharmaceutical and original equipment manufacturers areas. The improvements in the food and chemical-pharmaceutical areas were associated with the Company's Advanced Separation Technologies business, which was acquired at the end of 1996, while the increases within the original equipment manufacturers area resulted from improvements in the United States home water filter and personnel protection businesses. Net sales to the environmental markets for the three and six months ended June 30, 1997 were $38.7 million and $72.4 million respectively, and represented increases of $6.8 million or 21.4% and $9.4 million or 14.9% over comparable 1996 periods. The increase for the three-month period was due to strong European municipal activity in the carbon, service and equipment areas. Additionally, the increase for the six-month period reflects sales gains by the Advanced Oxidation group, another 1996 acquisition, partially offset by lower initial fills in the United States municipal category. The consumer area reported sales of $8.5 million for the quarter ended June 30, 1997 and $12.5 million for the six months then ended. These results represented decreases from the three and six months ended June 30, 1996 of $.6 million or 6.4% and $.5 million or 3.6%, respectively. Overall, the net sales increase was primarily related to businesses acquired during 1996 and improvements in the European municipal category, partially offset by a foreign currency transaction decline due to the strengthening of the U.S. dollar relative to the European currencies for the quarter and six months of $2.2 million and $3.9 million respectively.

Gross profit, before depreciation, as a percentage of net sales, for the three and six months ended June 30, 1997 were 38.4% and 38.5%, respectively, and were 37.0% and 37.2% in the comparable 1996 periods. The improvements were the result of sales increases for higher margin products and reduced natural gas costs, partially offset by lower margin equipment sales by the Company's recently acquired businesses.

Depreciation and amortization for the three and six months ended June 30, 1997 increased by $.6 million and $1.1 million, respectively, due to amortization of intangibles (primarily goodwill) associated with the Company's 1996 acquisitions.

Selling, general and administrative and research and development expenses for the three-month period ended June 30, 1997 increased by $2.6 million versus the comparable 1996 period and by $4.7 million for the six-month period then ended primarily because of costs associated with the acquired businesses.

During the quarter and six-month period ended June 30, 1997, interest income decreased and interest expense increased versus the comparable 1996 periods, and resulted in a net additional interest cost for the quarter of $1.1 million and for the six-month period of $2.0 million. These changes were related to the Company's 1996 acquisition program which reduced invested cash and increased long-term debt by $60 million.

The effective income tax rate for the three-month and six-month periods ended June 30, 1997 was 37.8%. This compares to 36.1% and 36.5%, respectively, for the three and six months ended June 30, 1996. Both changes were the result of increases in United States state income taxes.

Financial Condition
-------------------

     Working Capital and Liquidity
     -----------------------------

     Net cash provided by operating activities was $17.0 million for the six months ended June 30, 1997 and decreased $1.1 million from the six-month period ended June 30, 1996. This decrease resulted from increased working capital invested in accounts receivable and inventory offset by increased accounts payable and accruals.

During the quarter ended June 30, 1997, the Company obtained industrial revenue bond financing in the amount of $3.0 million for machinery and equipment purchases at the Pearl River facilities. These bonds will mature in April 2009.

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

Restructuring of Operations
---------------------------

     During 1997, the Company expects to continue the restructuring plan begun in the fourth quarter of 1994. The restructuring reserve at June 30, 1997 of $6.8 million relates principally to the estimated costs for the demolition of the Brilon-Wald, Germany plant. The Company has been approached by potential purchasers of the facility, however, at this time a suitable buyer has not been identified. Evaluations of demolition, disposition, site protection and environmental costs continue and the existing reserves are believed to be adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment were $16.2 million for the six months ended June 30, 1997 compared to expenditures of $5.6 million
for the same period in 1996.   The  major   1997  expenditures were for capacity
expansion and cost reduction projects at the Big Sandy, Kentucky plant ($9.9 million), the Pearl River, Mississippi plant ($2.5 million) and at the Feluy, Belgium plant ($1.9 million). Capital expenditures for the year 1997 are projected to be approximately $40 million.


The 1997 purchase of businesses amount of $.5 million was an increase to the purchase price for Advanced Separation Technologies Incorporated due to a higher level of "Adjusted Closing Net Current Assets" than stated in the purchase agreement. The 1996 purchase of businesses amount of $18.5 million was related to the acquisitions of the perox-pure/TM/ operations of Vulcan Peroxidation Systems, Inc. and Solarchem Enterprises Inc. of Markham, Ontario. For additional information associated with these acquisitions, please refer to the Company's consolidated financial statements and notes included therein (specifically Number 2) for the year ended December 31, 1996.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

The annual meeting of stockholders was held April 22, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1. The nominee for director listed in the proxy statement was elected.

                                  Votes For    Votes Withheld
                                  ---------    --------------
Colin Bailey                      33,318,434       846,822

The following directors continued in office after the meeting:

Class of 1998
-------------
Robert W. Cruickshank
Arthur L. Goeschel
Thomas A. McConomy

Class of 1999
-------------
Nick H. Prater
Seth E. Schofield
Harry H. Weil
Robert L. Yohe


                                  Votes      Votes        Votes
                                   For      Against     Abstained
                                ---------  ----------   ---------
2. The proposal to declassify
   the Board of Directors
   and require their election
   annually was defeated.         9,690,832  18,628,924     833,328

3. The proposal to require
   a minimum of fifty
   percent (50%) of
   compensation paid to
   non-employee directors
   to be in the form of
   Company stock that cannot
   be sold for three years
   was defeated.                  1,718,012  26,287,119   1,147,953


4. The proposal to engage
   the services of a
   nationally recognized
   investment banker to
   explore all alternatives
   to enhance the value of
   the Company was defeated.      1,731,406  26,497,250     924,428


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

       15 Letter from Price Waterhouse LLP regarding unaudited interim financial information.

(b)  Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended June 30, 1997:

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





                                     CALGON CARBON CORPORATION
                                     -------------------------
                                            (REGISTRANT)





Date: August 13, 1997            By /s/R. Scott Keefer
                                    -----------------------------
                                     R. Scott Keefer
                                     Sr. Vice President-Finance,
                                     Chief Financial Officer