Form 10-Q
period 1997-09-30
CALGON CARBON CORPORATION
filed 1997-11-12
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 0-15903

                           CALGON CARBON CORPORATION
   ------------------------------------------------------------------------
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

Yes_____  No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at October 31, 1997
-----------------------------           -------------------------------
Common Stock,  $.01 par value                    39,742,660 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997



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


                                     I N D E X
                                     ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

Item 1.     Financial Statements
-------
                                                                   Page
                                                                   ----

            Introduction to the Financial Statements............     2

            Consolidated Statement of Income and
            Retained Earnings...................................     3

            Consolidated Balance Sheet..........................     4

            Consolidated Statement of Cash Flows................     5

            Selected Notes to Financial Statements..............     6

            Report of Independent Accountants on Review of
            Unaudited Interim Financial Information.............     7

   Item 2. Management's Discussion and Analysis of Results
   ------  -----------------------------------------------
            of Operations and Financial Condition...............     8
            -------------------------------------



PART II - OTHER INFORMATION
-------   -----------------


   Item 4.  Submission of Matters to a Vote of Security Holders..   11
   ------   ---------------------------------------------------

   Item 6.  Exhibits and Reports on Form 8-K ....................   11
   ------   --------------------------------


SIGNATURES ......................................................   12
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

       Price Waterhouse LLP has reported that they have applied limited procedures in accordance with professional standards for a review of the unaudited consolidated financial statements included in this filing on Form 10-Q. However, their report included on page 7 of this report on Form 10-Q for the quarter ended September 30, 1997 states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. The accountants are not subject to the liability provisions of section 11 of the Securities Act (the Act) of 1933 for their report on the unaudited interim financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by the accountants within the meaning of sections 7 and 11 of the Act.

                           CALGON CARBON CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
            ------------------------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)




                                    Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                   --------------------  --------------------
                                     1997       1996       1997       1996
                                   ---------  ---------  ---------  ---------

Net sales........................  $ 78,382   $ 69,451   $247,077   $213,385
                                   --------   --------   --------   --------

Cost of products sold
  (excluding depreciation).......    47,764     43,212    151,463    133,635
Depreciation and amortization....     5,169      4,883     15,884     14,484
Selling, general and
  administrative expenses........    13,555     12,732     41,386     36,649
Research and development
  expenses.......................     2,203      1,651      6,154      4,775
                                   --------   --------   --------   --------

                                     68,691     62,478    214,887    189,543
                                   --------   --------   --------   --------

Income from operations...........     9,691      6,973     32,190     23,842

Interest income..................        96        526        266      1,172
Interest expense.................    (1,053)      (222)    (2,939)      (550)
Other income (expense)--net......      (632)      (340)    (1,042)      (413)
                                   --------   --------   --------   --------

Income before income taxes and
   minority interest.............     8,102      6,937     28,475     24,051

Provision for income taxes.......     2,760      2,531     10,451      8,778
                                   --------   --------   --------   --------

Income before minority interest..     5,342      4,406     18,024     15,273

Minority interest................        96          -         96          -
                                   --------   --------   --------   --------

Net income.......................     5,438      4,406     18,120     15,273

Common stock dividends...........    (3,175)    (3,234)    (9,523)    (9,701)
Retained earnings, beginning
  of period......................   168,432    157,735    162,098    153,335
                                   --------   --------   --------   --------
Retained earnings, end of
  period.........................  $170,695   $158,907   $170,695   $158,907
                                   ========   ========   ========   ========
Net income per common share......  $    .14   $    .11   $    .46   $    .38
                                   ========   ========   ========   ========

Weighted average shares
 outstanding.....................39,690,290 40,417,022 39,680,872 40,418,243
                                 ========== ========== ========== ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)


                                                September 30,   December 31,
                                                     1997           1996
                                                --------------  -------------
                                                 (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents...................       $ 10,269       $ 15,439
  Receivables.................................         67,956         63,762
  Inventories.................................         49,750         46,471
  Other current assets........................         14,348          9,247
                                                     --------       --------
     Total current assets.....................        142,323        134,919

Property, plant and equipment, net............        186,856        173,564
Intangibles...................................         74,928         72,658
Other assets..................................         11,129         16,110
                                                     --------       --------

     Total assets.............................       $415,236       $397,251
                                                     ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........       $  7,185       $  4,451
  Accounts payable and accrued liabilities....         39,791         35,846
  Restructuring reserve.......................          6,629          7,847
  Payroll and benefits payable................         14,560         12,903
  Accrued income taxes........................          4,892          5,202
                                                     --------       --------
     Total current liabilities................         73,057         66,249

Long-term debt................................         73,051         65,837
Deferred income taxes.........................         39,387         40,522
Other liabilities.............................          6,257          7,748
                                                     --------       --------

     Total liabilities........................        191,752        180,356
                                                     --------       --------

Minority Interest.............................          1,514              -
                                                     --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,483,960 and
    41,435,960 shares issued..................            415            414
  Additional paid-in capital..................         62,640         62,102
  Retained earnings...........................        170,695        162,098
  Cumulative translation adjustments..........          8,286         12,347
                                                     --------       --------
                                                      242,036        236,961

  Treasury stock, at cost, 1,761,300 shares...        (20,066)       (20,066)
                                                     --------       --------

     Total shareholders' equity...............        221,970        216,895
                                                     --------       --------

     Total liabilities and
       shareholders' equity...................       $415,236       $397,251
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                      --------------------
                                                        1997       1996
                                                      ---------  ---------

     Cash flows from operating activities
     ------------------------------------
     Net income.....................................  $ 18,120   $ 15,273
     Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization................    15,884     14,643
       Employee benefit plan provisions.............       350        396
       Changes in assets and liabilities - net of
         effects from purchase of businesses and
         exchange:
           Decrease in receivables..................     1,263      5,887
           (Increase) decrease in inventories.......    (4,726)     6,999
           (Increase) in other current assets.......    (4,974)    (3,967)
           (Decrease) in restructuring reserve......      (276)    (2,588)
           Increase (decrease) in accounts payable
             and accruals...........................     1,616     (9,507)
           Increase in long-term deferred
             income taxes (net).....................     3,576      5,038
       Other items--net.............................      (891)    (1,262)
                                                      --------   --------
          Net cash provided by
             operating activities...................    29,942     30,912
                                                      --------   --------

     Cash flows from investing activities
     -------------------------------------
       Purchase of businesses.......................    (1,113)   (18,594)
       Property, plant and equipment expenditures...   (27,203)    (9,518)
       Proceeds from disposals of equipment.........       368        273
                                                      --------   --------
         Net cash (used in) investing activities....   (27,948)   (27,839)
                                                      --------   --------

     Cash flows from financing activities
     ------------------------------------
       Net proceeds from borrowings.................     2,618      2,441
       Treasury stock purchases.....................         -       (812)
       Common stock dividends.......................    (9,522)    (9,498)
       Other........................................       539        116
                                                      --------   --------
          Net cash (used in) financing activities...    (6,365)    (7,753)
                                                      --------   --------

     Effect of exchange rate changes on cash........      (799)      (442)
                                                      --------   --------

     (Decrease) in cash and cash equivalents........    (5,170)    (5,122)
     Cash and cash equivalents, beginning
       of period....................................    15,439     40,089
                                                      --------   --------

     Cash and cash equivalents, end of period.......  $ 10,269   $ 34,967
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1.  Inventories:

                              September 30, 1997   December 31, 1996
                              ------------------   -----------------

  Raw materials                     $12,333             $ 16,122
  Finished goods                     37,417               30,349
                                    -------             --------
                                    $49,750             $ 46,471
                                    =======             ========


2.  Supplemental Cash Flow Information:


                                                Nine Months Ended September 30,
                                                ------------------------------
                                                  1997                  1996
                                                --------             ---------
 Cash paid during the period for:
   Interest                                     $ 2,688              $    565
   Income taxes, net of refunds                 $ 7,841              $  7,167
                                                =======              ========

 Bank debt:
   Borrowings                                   $10,568              $ 20,971
   Repayments                                    (7,950)              (18,530)
                                                -------              --------
 Net proceeds from borrowings                   $ 2,618              $  2,441
                                                =======              ========

3. Common stock dividends declared during both quarters ended September 30, 1997 and 1996 were $.08 per common share.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of
Calgon Carbon Corporation


We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of September 30, 1997 and the related consolidated statements of income and retained earnings and of cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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



PRICE WATERHOUSE LLP



Pittsburgh, PA
November 12, 1997

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

Results of Operations
---------------------

   Consolidated net sales increased by $8.9 million or 12.9% for the three months ended September 30, 1997 and increased by $33.7 million or 15.8% for the nine months ended September 30, 1997 versus the comparable 1996 periods. Net sales to the industrial process markets of $38.9 million and $122.6 million for the three and nine months ended September 30, 1997 increased by $6.1 million or 18.5% and $21.9 million or 21.7% compared to the three and nine months ended September 30, 1996. The increase for both periods was related to improved results for the food, chemical-pharmaceutical and original equipment manufacturers areas. The improvements in the food and chemical-pharmaceutical areas were associated with the Company's Advanced Separation Technologies business, which was acquired at the end of 1996, while the increases within the original equipment manufacturers area resulted from improvements in the United States home water filter and personnel protection businesses. Net sales to the environmental markets for the three and nine months ended September 30, 1997 were $35.3 million and $107.7 million, respectively, and represented increases of $2.9 million or 8.8% and $12.3 million or 12.9% over comparable 1996 periods. The increase for the three-month period was due to strong worldwide municipal activity in the carbon and service areas. Additionally, the increase for the nine-month period reflects sales gains by the Advanced Oxidation group, another 1996 acquisition, partially offset by lower initial fills in the United States municipal category. The consumer area reported sales of $4.2 million for the quarter ended September 30, 1997 and $16.7 million for the nine months then ended. The results for the quarter were virtually unchanged versus the third quarter of 1996, while sales for the nine months ended September 30, 1997 were below the comparable 1996 period by $.4 million 2.6%. Overall, the net sales increase for the three-month period ended September 30, 1997 was primarily related to businesses acquired during 1996, partially offset by foreign currency translation declines due to the strengthening of the U.S. dollar relative to the European currencies in the amount of $3.0 million, while the increase for the nine months ended September 30, 1997 also included improvements in the European municipal category. The negative effect related to foreign currency translation for the year-to-date period totaled $6.9 million.

Gross profit, before depreciation, as a percentage of net sales, for the three and nine months ended September 30, 1997 were 39.1% and 38.7%, respectively, versus 37.8% and 37.4% in the comparable 1996 periods. The improvements were the result of sales increases for higher margin products and reduced natural gas costs, partially offset by lower margin equipment sales by the Company's recently acquired businesses.

Depreciation and amortization for the three and nine months ended September 30, 1997 increased by $.3 million and $1.4 million, respectively, due to amortization of intangibles (primarily goodwill) associated with the Company's 1996 acquisitions.

Selling, general and administrative and research and development expenses for the three-month period ended September 30, 1997 increased by $1.4 million versus the comparable 1996 period and by $6.1 million for the nine-month period then ended primarily because of costs associated with the acquired businesses.

During the quarter and nine-month period ended September 30, 1997, interest income decreased and interest expense increased versus the comparable 1996 periods, and resulted in a net additional interest cost for the quarter of $1.3 million and $3.3 million for the nine-month period. These changes were related to the Company's 1996 acquisition program which reduced invested cash and increased long-term debt by $60 million.

The effective income tax rates for the three-month and nine-month periods ended September 30, 1997 were 34.1% and 36.7%, respectively. These compare to 36.5% for the three and nine months ended September 30, 1996. The decrease for the quarter resulted primarily from differences between the 1996 tax return, as filed, versus the 1996 year-end income tax provision.

Financial Condition
-------------------

     Working Capital and Liquidity
     -----------------------------

     Net cash provided by operating activities was $29.9 million for the nine months ended September 30, 1997, a decrease of $1.0 million from the prior year, primarily reflecting increased working capital investment offset by improvement in net income.

Total debt as of September 30, 1997 was $80.2 million, an increase of $9.9 million from December 31, 1996, primarily reflecting the addition of $5.8 million debt acquired through the newly consolidated Calgon Far East Co., Ltd., effective July 1, 1997, and $3.0 million of industrial revenue bond financing.

The Company expects that cash from operating activities plus cash balances and available external financings will be sufficient to fund its operating, dividend and capital requirements.

Restructuring of Operations
---------------------------

     During 1997, the Company expects to continue the restructuring plan begun in the fourth quarter of 1994. The restructuring reserve at September 30, 1997 of $6.6 million relates principally to the estimated costs for the demolition of the Brilon-Wald, Germany plant. The Company has been approached by potential purchasers of the facility, however, at this time a suitable buyer has not been identified. Evaluations of demolition, disposition, site protection and environmental costs continue and the existing reserves are believed to be adequate.

On October 15, 1997, the Company announced that it is consolidating the manufacturing operations and research activities of its Advanced

Oxidation Technologies (AOT) unit at its Markham, Ontario, Canada site. The company will close its Tucson, Arizona facility by year-end. The closure will result in a one-time restructuring charge of $1.5 million, that will be reflected in the financial statements for the fourth quarter of 1997, but will produce an estimated annual savings of $.7 million beginning in 1998.


Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment were $27.2 million for the nine months ended September 30, 1997 compared to expenditures of $9.5
million for the same period in 1996.   The  major  1997 expenditures were for
capacity expansion and cost reduction projects at the Big Sandy, Kentucky plant ($16.9 million), the Pearl River, Mississippi plant ($2.7 million) and at the Feluy, Belgium plant ($2.1 million). Capital expenditures for the year 1997 are projected to be approximately $40 million.

The 1997 purchase of businesses amount of $1.1 million includes an increase to the purchase price for Advanced Separation Technologies Incorporated (a 1996 acquisition) of $.5 million and a net expenditure of $.6 million which increased the Company's ownership percentage in Calgon Far East Co., Ltd., it's Japanese joint venture. The increased purchase price for Advanced Separation Technologies Incorporated was due to a higher level of "Adjusted Closing Net Current Assets" than stated in the purchase agreement. The purchase of business amount related to Calgon Far East Co., Ltd. was effective July 1, 1997 and increased the Company's ownership of that entity from 50% to 60% giving it a controlling interest. Cash expended for this increase in control was $1.1 million and was partially offset by cash on this entity's July 1, 1997 balance sheet of $.5 million resulting in a net purchase of business amount of $.6 million.

Prior to the Calgon Far East Co., Ltd. ownership change, the balance sheet and income statement of this entity were included in the Company's financial statements under the equity method of accounting. Now, the financial statements are consolidated into the Company's financial statements recognizing minority interest on both the balance sheet and income statement.

The 1996 purchase of businesses amount of $18.6 million was related to the acquisitions of the perox-pureTM operations of Vulcan Peroxidation Systems, Inc. and Solarchem Enterprises Inc. of Markham, Ontario. For additional information associated with these acquisitions, please refer to the Company's consolidated financial statements and notes included therein (specifically Number 2) for the year ended December 31, 1996.

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

(b)  Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended
          September 30, 1997.

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



                                 CALGON CARBON CORPORATION
                                 -------------------------
                                      (REGISTRANT)



Date: November 12, 1997          By /s/Colin Bailey
                                    -----------------------------
                                     Colin Bailey
                                     President and Chief
                                     Executive Officer