Form 10-K
period 1997-12-31
CALGON CARBON CORPORATION
filed 1998-03-25
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.
For the fiscal year ended December 31, 1997 or

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

                               Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 3, 1998, there were outstanding 39,742,660 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 3, 1998 was $447,451,950.

The following documents have been incorporated by reference:

                                                                      FORM 10-K
                             DOCUMENT                                PART NUMBER
                             --------                                -----------
Portions of Annual Report to Stockholders for the Year Ended
 December 31, 1997.................................................   II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on April 21,
1998...............................................................      III

                                     INDEX

 PART I
    Item 1.  Business.....................................................     1
    Item 2.  Properties...................................................     8
    Item 3.  Legal Proceedings............................................    10
    Item 4.  Submission of Matters to a Vote of Security Holders..........    11
 PART II
    Item 5.  Market for Registrant's Common Equity and Related Stockholder    11
              Matters.....................................................
    Item 6.  Selected Financial Data......................................    11
    Item 7.  Management's Discussion and Analysis.........................    11
    Item 8.  Financial Statements and Supplementary Data..................    11
    Item 9.  Disagreements with Accountants...............................    11
 PART III
    Item 10. Directors and Executive Officers of the Registrant...........    11
    Item 11. Executive Compensation.......................................    11
    Item 12. Security Ownership of Certain Beneficial Owners and              11
              Management..................................................
    Item 13. Certain Relationships and Related Transactions...............    11
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form      12
              8-K.........................................................
 SIGNATURES................................................................   14

                                    PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis" and statements incorporated by reference into this Form 10-K from the 1997 Annual Report to Stockholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation's (the "Company") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company's business include the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers' growth, productivity improvements at its locations and new technologies that could affect the use of the Company's products.

ITEM 1. BUSINESS:

 The Company:

  The predecessor of the Company's activated carbon business was formed in 1942. In April 1985, the Company's predecessor business was purchased by its management in a leveraged buyout. On June 9, 1987, the Company completed its initial public offering of common stock. In May 1988, the Company acquired an activated carbon and charcoal business which provided the Company with two additional manufacturing facilities located in Germany. The acquisition was accounted for as a purchase. In September 1990, the Company purchased the assets of TMPC, Inc. (Vara International) in order to strengthen its vapor phase equipment business. During the fourth quarter 1994, it was decided to close one of the German plants due to high operating costs. In accordance with the plan, the Brilon-Wald plant was closed during 1995. In February 1996, the Company acquired the business and operating assets of the perox-pure (TM) operations of Vulcan Peroxidation Systems, Inc. and in June 1996 also acquired the common stock of Solarchem Enterprises, Inc. Both of these transactions were accounted for as purchases and provided the Company with an entry into the oxidative water treatment market. In December 1996, the Company acquired the common stock of Charcoal Cloth (International) Limited and Charcoal Cloth Limited. This acquisition was also accounted for as a purchase. The acquired companies produce activated carbon in cloth form for odor control in medical and industrial applications where granular activated carbon is not feasible. Also in December 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated. This Company designs and assembles proprietary separation equipment for use in the industrial process and environmental markets. During the fourth quarter of 1997, the Company initiated a plan to consolidate the manufacturing operations and research activities of its Advanced Oxidation Technologies unit in Tucson, Arizona to its Markham, Ontario, Canada site.

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

  Activated Carbons. The Company's principal product is activated carbon. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as "adsorption." In "adsorption" organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds. The product was introduced in 1994 and is called Centaur (R).

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

  Services. The principal service sold by the Company is the Calgon Carbon Service (TM) which supplies customers with a complete wastewater treatment service, particularly suited for treating wastewater containing hazardous organic chemicals at the customer's facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

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

  The Company sells a line of adsorption and filtration equipment to clean water from contaminated aquifers, industrial wastewater and surface impoundments, to eliminate odors from municipal wastewater plants (including Phoenix (TM)) and other equipment to purify gases and liquids in industrial process applications. Equipment for these applications can be custom designed and fabricated for a specific project or can be drawn from the Company's inventory. The adsorption equipment product line varies in size from fifty-five-gallon to twelve-foot-diameter vessels. Through its Vara International unit, the Company sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation and adsorption/catalytic oxidation (CADRE (TM)). The Company also designs and markets systems that employ advanced oxidation technology, specifically ultraviolet irradiation in conjunction with hydrogen peroxide and/or other oxidizing agents, to destroy waterborne organic contaminants. Through its wholly owned subsidiary, Advanced Separation Technologies Incorporated (AST), the Company also designs and markets proprietary ISEPR (Ionic Separator) continuous ion exchange units for separation of organic and inorganic compounds, principally for process applications in the food, pharmaceutical and biotechnology industries. AST also designs and markets the CSEPR (Chromatographic Separator), a continuous chromatography separation system for applications in the food, pharmaceutical and fine chemicals market segments.

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

                                             PERCENTAGE OF TOTAL NET SALES
                                             ---------------------------------
                                               1997        1996        1995
                                             ---------   ---------   ---------
Industrial Process Market:
  Food......................................        17%         14%         12%
  Original equipment manufacturers..........        15          16          10
  Chemical and pharmaceutical...............         8           7          14
  Other.....................................         8          10          11
                                             ---------   ---------   ---------
    Subtotal Industrial.....................        48          47          47
                                             ---------   ---------   ---------
Environmental Market:
  Industrial................................        24          26          25
  Municipal.................................        22          20          21
                                             ---------   ---------   ---------
    Subtotal Environmental..................        46          46          46
                                             ---------   ---------   ---------
Consumer Market:............................         6           7           7
                                             ---------   ---------   ---------
    Total net sales.........................       100%        100%        100%
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

  Other food processing applications include decolorization of monosodium glutamate and purification of citric acid, artificial sweeteners, soya oils, protein hydrolysates and wine and spirits; process water treatment in the beverage industry; and decaffeination of coffee utilizing the water process.

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

  Industrial Market. The Company offers its products and services to private industry to meet wastewater discharge requirements imposed by various governmental entities. Most of the Company's sales to this market are sales of the Calgon Carbon Service (TM) for wastewater treatment. The reactivation portion of this service is an important element if the contaminants in the wastewater are hazardous organic chemicals. The hazardous organic chemicals which are adsorbed from the water by the activated carbons are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves customers the difficulty of having to find a method of long-term containment (such as a landfill) for hazardous organic chemicals removed from their industrial wastewater.

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

 Consumer Market:

  The Consumer Market consists of sales of charcoal (Grillis (R) and Der Sommer-Hit (R)) for outdoor barbecue grilling. The Company's charcoal is sold principally in Germany. This market is weather dependent, with the majority of the sales in the spring and summer months.

 Sales and Marketing:

  The Company sells activated carbons, systems and services throughout the world and in Germany sells charcoal. In areas outside of the United States and Europe, the Company's primary activity is the sale of activated carbons. Approximately 88% of its products and services are sold through its direct sales force, while 12% is through agents and distributors.

  The Company has a direct sales force in the United States in offices located in Pittsburgh, Pennsylvania; Tucson, Arizona; Richmond, California; Lakeland, Florida; Vero Beach, Florida; Houston, Texas; and Bridgewater, New Jersey. The Company conducts sales in Canada through a distributor under direction of its wholly owned subsidiary. The Company also has a sales office in Toronto, Ontario, Canada. The Company maintains an office in Singapore to manage its business in South East Asia, including Malaysia, Thailand, Indonesia, India, Singapore and Oceana.

  In 1997, the Company established a subsidiary in Singapore to oversee all activities in Asia. A representative office was established in Tokyo, Japan to manage its business in Korea, Taiwan and the People's Republic of China.

  In Europe the Company has sales offices in Brussels, Belgium; Paris, France; Manchester, England; and Frankfurt, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

  The following table details total net sales to customers by geographic areas in the past three years:

                                               PERCENTAGE OF TOTAL NET SALES
                                               ---------------------------------
                                                 1997        1996        1995
                                               ---------   ---------   ---------
United States.................................        53%         57%         54%
Europe........................................        31          34          37
Other.........................................        16           9           9
                                               ---------   ---------   ---------
  Total net sales.............................       100%        100%        100%
                                               =========   =========   =========

  Refer to Note 16 to the Consolidated Financial Statements for a discussion of other financial information classified by major geographic areas in which the Company operates.

  Sales of the Company's products in Japan are conducted exclusively by Calgon Far East Co. Ltd., a joint venture in which the Company is a 60% participant. The joint venture purchases the Company's products for resale in Japan. The joint venture also owns and operates a reactivation facility in Fukui, Fukui Prefecture, Japan and sells related services. Sales to the joint venture have not been a significant portion of the Company's total net sales.

  The Company's products and services were purchased by approximately 4,000 active customers in 1997. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

 Competition:

  The Company has three principal competitors with respect to the production and sale of activated carbons: Norit, N.V., a Dutch company; CECA, a subsidiary of Elf-Aquitaine, a French company; and Westvaco Corporation, a United States company. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, systems and services is based both on price and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

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

  In North America, the Company has competition for its advanced oxidation product line from products not involving oxidation and from a number of smaller firms offering some form of advanced oxidation. In Europe, competition comes primarily from manufacturers of ozone generation equipment, principally Ozonia, a division of Lyonnaise des Eaux, Trailigaz, a subsidiary of Compagnie Generale des Eaux and Wedeco, a German-based supplier of ozone and ozone/ultraviolet based systems.

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

 Capital Expenditures:

  In 1997, the Company invested $34.4 million for capital expenditures. The Company's 1998 capital expenditure budget approximates $28.0 million and is to include carbon production capacity increases at the Big Sandy, Kentucky and Feluy, Belgium plants, domestic service customer capital and new computer hardware and software to operate the Company's corporate-wide business system. The Company believes that the funds generated from operations, supplemented as necessary with funds from lines of credit and its cash reserves, will provide sufficient funds required for such capital expenditures.

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

  The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the manufacturing process. The Company purchases pitch from various suppliers in the United States and Europe under annual supply contracts.

  The purchase of key equipment components for all areas is coordinated through agreements with various suppliers.

  The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials.

 Research and Development:

  The Company's research and development activities are conducted primarily at a research center near Pittsburgh, Pennsylvania, under the direction of a Senior Vice President with a staff of 65 employees. The Company also has specialty facilities in Markham, Ontario, Canada for oxidation system research and in Lakeland, Florida for separation research. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon products for testing and applications development. Experimental systems are also evaluated at this location.

  The principal goals of the Company's research program are maintaining the Company as a technological leader in the production and utilization of activated carbon, systems and services; developing new products and services; and providing technical support to the manufacturing and marketing operations of the Company with specific focus on advanced oxidation and separation research.

  The Company's research programs include new and improved methods of activated carbon manufacturing, new and improved activated carbons for applications as physical adsorbents and adsorptive catalysts and other emerging purification/separation/concentration technologies. The Centaur (R) product line represents a new family of activated carbons developed for adsorptive catalytic applications and the charcoal cloth line is the first commercial entry into the shaped carbon business.

  Research and development expenses were $8.3 million, $6.5 million and $5.6 million in 1997, 1996 and 1995, respectively.

 Patent and Trade Secrets:

  The Company possesses a substantial body of technical knowledge and trade secrets and owns 75 United States patents and 117 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

 Employee Relations:

  As of December 31, 1997, the Company employed 1,341 persons on a full-time basis, 812 of whom were salaried production, office, supervisory and sales personnel. The 297 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 1999 with respect to the Pittsburgh facility and on June 6, 2001 with respect to the Catlettsburg facility. The 112 hourly personnel at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are reached every two years between the National Chemical Union and the German Chemical Federation. The current agreement expires on March 31, 1998. The 72 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 1999. The Company has 48 hourly employees at its three non-union United Kingdom facilities.

ITEM 2. PROPERTIES:

The Company owns ten production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:
Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Brilon-Wald and Bodenfelde, Germany; Fukui, Fukui Prefecture, Japan. The Company closed its Brilon-Wald plant in 1995. The Company leases three production facilities as follows: Lakeland, Florida; Markham, Ontario, Canada; Houghton Le Spring, England. The Company closed its Tucson, Arizona facility in 1997.

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

  The Blue Lake plant, located near the city of Eureka, California occupies approximately two acres. The primary operation at the plant includes reactivation of spent granular activated carbons. During 1997, the Company reinstated virgin and react coal-based powdered carbon production at this location.

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

  The Brilon-Wald plant occupies a site of approximately 25 acres and is situated in the North Rhine-Westphalia Region, Germany. This plant was closed in 1995. The Company has been approached by potential purchasers of this facility, however, at this time a suitable buyer has not been identified.

  The Houghton Le Spring plant, located near the city of Newcastle, England, occupies approximately two acres. Operations at the plant include the manufacture of woven and knitted activated carbon textiles and their impregnation and lamination.

  The Fukui, Fukui Prefecture, Japan plant is owned by Calgon Far East Co., Ltd., a joint venture of which the Company is a 60% participant. It occupies a site of approximately 6 acres and has one production line which reactivates spent granular activated carbon mainly for water plants. In addition, the operations at the plant includes acid rinsing for reactivated and virgin carbons.

  The Company believes that the plants are adequate and suitable for its operating needs.

ITEM 3. LEGAL PROCEEDINGS:

  The Company is a party to an action, Powell Duffryn Terminals, Inc. et al.
v. Calgon Carbon Corporation and Rayonier, Inc. CV 497-080 (U.S.D.C. S.D. Ga.), filed in April 1997, by Powell Duffryn Terminals, Inc. ("Powell Duffryn"), and sixteen of its insurance carriers. Plaintiffs seek indemnity, contribution and damages as a result of a fire and explosion that occurred on April 10, 1995 at Powell Duffryn's Savannah, Georgia chemical storage facility. Plaintiffs seek to recover all or part of an amount in excess of $57 million paid to resolve claims by third parties and to remediate Powell Duffryn's property and adjoining lands as a result of the fire and approximately $5.5 million allegedly paid by Powell Duffryn's first-party insurer Industrial Risk Insurers ("IRI") for Powell Duffryn's property damage and business interruption claims.

  Plaintiffs contend that the fire was caused as a result of an exothermic reaction occurring in a Calgon Carbon Corporation VentSorb containing BPL activated carbon that Powell Duffryn had connected to three tanks containing flammable Crude Sulfate Turpentine ("CST") in order to control odors. Plaintiffs contend that the Company failed to warn of the potential for a fire from the use of VentSorbs containing activated carbon. Plaintiffs also seek to hold the Company liable for alleged negligent misrepresentation or negligent dissemination of business information.

  The Company denies Plaintiffs' allegations. The Company intends to defend this matter vigorously. The Company is not able to predict at this time the likelihood of, or range of, any adverse outcome or the amount of damages which may be awarded against the Company.

  On August 26, 1997, Plaintiffs' counsel made a demand for damages under O.C.G.A. (S)51-12-14 for $35 million which encompassed all claims raised by Plaintiffs in the action. The Company rejected this demand.

  The Company has $40 million in excess third-party insurance coverage. The Company and its insurers are currently discussing whether certain "pollution" exclusion clauses in the Company's policies are applicable to all of the claims raised by Plaintiffs. To date, the Company has been unable to ascertain specific damages claimed for "pollution" related damages and "non-pollution" related damages. The Company is also presently investigating whether it has a right of recovery from other parties for any damages it may incur in the action brought against it. At this time, the Company is not able to predict the likelihood of, or range of, a favorable outcome with regard to any insurance coverage or other claims which the Company may have in the event that it is found liable for damages.
                                 ------------

  In December 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated (AST). This Company designs and assembles proprietary separation equipment for use in the industrial process and environmental markets.

  During 1997, the Company recognized additional costs, primarily related to design and mechanical failures on projects which were represented to be substantially complete as of December 31, 1996. A significant portion of these costs were related to design and/or other defects on critical components which the Company believes were known to the AST management and its owners as of December 31, 1996. The net additional estimated cost incurred and accrued as of December 31, 1997 on these projects of $9.7 million has been considered as additional acquisition costs and accordingly goodwill has been increased to reflect these costs.

  On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court in the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement. Based upon information obtained throughout 1997, the Company believes that it has a reasonable basis for this claim and intends to vigorously pursue reimbursement for damages sustained. Neither the Company nor its counsel can predict with certainty the amount, if any, of recovery that will be obtained from the defendants in this matter. Accordingly, the Company has not recorded a receivable for this gain contingency pending further developments in the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

  The information required for this Item 5 appears under the caption "Common Shares and Market Information" on page 40 of the Annual Report to Stockholders for the Year Ended December 31, 1997 and is incorporated in this Annual Report by reference.

ITEM 6. SELECTED FINANCIAL DATA:

  The information required by this Item 6 appears under the caption "Six-Year Summary, Selected Financial and Statistical Data" on page 40 of the Annual Report to Stockholders for the Year Ended December 31, 1997 and is incorporated in this Annual Report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS:

  The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 17 through 21 of the Annual Report to Stockholders for the Year Ended December 31, 1997 and is incorporated in this Annual Report by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

  The financial statements and related report on the consolidated financial statements of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 1997, 1996 and 1995 required by this Item 8 appear on pages 22 through 40 of the Annual Report to Stockholders for the Year Ended December 31, 1997 and are incorporated in this Annual Report by reference.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS:

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

  Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of its Stockholders.

ITEM 11. EXECUTIVE COMPENSATION:

  Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of its Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

  Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1998 Annual Meeting of its Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

  Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of its Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

A. Financial Statements

  The following documents are filed as part of this report:

                                                             PAGE(S) IN ANNUAL
                                                                 REPORT TO
                                                                STOCKHOLDERS
                                                             FOR THE YEAR ENDED
          FINANCIAL STATEMENTS AND RELATED REPORT            DECEMBER 31, 1997
          ---------------------------------------            ------------------
 Report of Independent Accountants, dated February 3,
  1998....................................................           21
 Consolidated Statement of Income for the Years Ended
  December 31, 1997, 1996 and 1995........................           22
 Consolidated Balance Sheet as of December 31, 1997 and
  1996....................................................           23
 Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995........................           24
 Consolidated Statement of Shareholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995............           25
 Notes to the Consolidated Financial Statements...........         26-39
 Quarterly Financial Data--Unaudited......................           40

 C. Exhibits
                                                                    PAGE
                                                                    ----
  3.1  Amended Certificate of Incorporation...............           (d)
  3.2  By-laws of the Registrant..........................           (a)
  4.0  Rights Agreement...................................           (f)
  9.1  Voting Trust Agreement.............................           (b)
  9.2  Voting Trust Certificate of Amendment..............           (c)
 10.1* Calgon Carbon Corporation Stock Option Plan, as
       Amended............................................           (e)
 10.3* Officers Incentive Plan of Calgon Carbon
       Corporation, as Amended............................           (h)
 10.4* 1993 Non-Employee, Directors' Stock Option Plan....           (g)
 21.0  The wholly owned subsidiaries of the Company are
       Chemviron Carbon GmbH, a German corporation; Calgon
       Carbon Canada, Inc., a Canadian corporation;
       Chemviron Carbon Ltd., a United Kingdom
       corporation; Calgon Carbon Investments Inc., a
       Delaware corporation; Solarchem Environmental
       Systems Inc., a Nevada corporation; Charcoal Cloth
       (International) Limited, a United Kingdom
       corporation; Charcoal Cloth Limited, a United
       Kingdom corporation; Advanced Separation
       Technologies Incorporated, a Florida corporation;
       and Calgon Carbon Export Inc., a Barbados
       corporation. In addition, the Company owns 60% of
       Calgon Far East Co. Ltd., a Japanese corporation.
 23.0  Consent of Independent Accountants.................          (16)

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

(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form S-8 dated February 16, 1996.
(h) Incorporated herein by reference to Exhibit 10.3 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of its Stockholders.
  *  Executive compensation plans.

D. Reports on Form 8-K
   No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Calgon Carbon Corporation

  March 16, 1998                                  /s/ Thomas A. McConomy
------------------                        By___________________________________
      (Date)                                        THOMAS A. MCCONOMY
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

         SIGNATURE                        TITLE
                                                                     DATE

  /s/ Thomas A. McConomy       President, Chief Executive       March 16, 1998
---------------------------     Officer, Director,
   THOMAS A. MCCONOMY           Chairman of the Board

 /s/ Robert W. Cruickshank     Director                         March 16, 1998
---------------------------
  ROBERT W. CRUICKSHANK

  /s/ Arthur L. Goeschel       Director                         March 16, 1998
---------------------------
   ARTHUR L. GOESCHEL

    /s/ Nick H. Prater         Director                         March 16, 1998
---------------------------
     NICK H. PRATER

   /s/ Seth E. Schofield       Director                         March 16, 1998
---------------------------
    SETH E. SCHOFIELD

     /s/ Harry H. Weil         Director                         March 16, 1998
---------------------------
      HARRY H. WEIL

    /s/ Robert L. Yohe         Director                         March 16, 1998
---------------------------
     ROBERT L. YOHE

                                 EXHIBIT INDEX

 EXHIBIT                                                           METHOD OF
   NO.                        DESCRIPTION                            FILING
 -------                      -----------                        --------------
  3.1    Amended Certificate of Incorporation.................        (d)
  3.2    By-laws of the Registrant............................        (a)
  4.0    Rights Agreement.....................................        (f)
  9.1    Voting Trust Agreement...............................        (b)
  9.2    Voting Trust Certificate of Amendment................        (c)
         Calgon Carbon Corporation Stock Option Plan, as
 10.1*   Amended..............................................        (e)
         Officers Incentive Plan of Calgon Carbon Corporation,
 10.3*   as Amended...........................................        (h)
 10.4*   1993 Non-Employee, Directors' Stock Option Plan......        (g)
 21.0    The wholly owned subsidiaries of the Company are
         Chemviron Carbon GmbH, a German corporation; Calgon
         Carbon Canada, Inc., a Canadian corporation;
         Chemviron Carbon Ltd., a United Kingdom corporation;
         Calgon Carbon Investments Inc., a Delaware
         corporation; Solarchem Environmental Systems Inc., a
         Nevada corporation; Charcoal Cloth (International)
         Limited, a United Kingdom corporation; Charcoal Cloth
         Limited, a United Kingdom corporation; Advanced
         Separation Technologies Incorporated, a Florida
         corporation; and Calgon Carbon Export Inc., a
         Barbados corporation. In addition, the Company owns
         60% of Calgon Far East Co. Ltd., a Japanese
         corporation..........................................   Filed herewith
 23.0    Consent of Independent Accountants...................   Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form S-8 dated February 16, 1996.
(h) Incorporated herein by reference to Exhibit 10.3 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of its Stockholders.
  *  Executive compensation plans.