Form 10-Q
period 1998-03-31
CALGON CARBON CORPORATION
filed 1998-05-11
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

Yes       No
   -----    -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at May 5, 1998
     -----------------------------               --------------------------
     Common Stock,  $.01 par value                    39,742,660 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED March 31, 1998


The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in the future to differ from performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company's filings with the Securities and Exchange Commission.


                                   I N D E X
                                   ---------

PART 1 - FINANCIAL INFORMATION
------   ---------------------

   Item 1.  Financial Statements
   ------   --------------------
                                                                      Page
                                                                      ----

            Introduction to the Financial Statements........          2

            Consolidated Statement of Income and
            Retained Earnings...............................          3

            Consolidated Balance Sheet......................          4

            Consolidated Statement of Cash Flows............          5

            Selected Notes to Financial Statements..........          6

            Report of Independent Accountants on Review of
            Unaudited Interim Financial Information.........          7

   Item 2.  Management's Discussion and Analysis of Results
   ------   -----------------------------------------------
            of Operations and Financial Condition...........          8
            -------------------------------------

PART II  -  OTHER INFORMATION
-------     -----------------

   Item 4.  Submission of Matters to a Vote of Security
   ------   -------------------------------------------
            Holders.........................................         12
            -------

   Item 6.  Exhibits and Reports on Form 8-K................         12
   ------   --------------------------------

SIGNATURES..................................................         13
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-------  --------------------

                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------

     The consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and the notes included therein for the year ended December 31, 1997.

     The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year.

     Price Waterhouse LLP has reported that they have applied limited procedures in accordance with professional standards for a review of the unaudited consolidated financial statements included in this filing on Form 10-Q.
However, their report included on page 7 of this report on Form 10-Q for the quarter ended March 31, 1998 states that they did not audit and they do not express an opinion on that interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. The accountants are not subject to the liability provisions of section 11 of the Securities Act (the Act) of 1933 for their report on the unaudited interim financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by the accountants within the meaning of sections 7 and 11 of the Act.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)



                                    Three Months Ended
                                         March 31,
                                   --------------------
                                     1998       1997
                                   ---------  ---------

Net sales........................  $ 69,508    $ 79,892
                                   --------    --------

Cost of products sold
  (excluding depreciation).......    42,323      49,019
Depreciation and amortization....     5,450       5,398
Selling, general and
  administrative expenses........    13,791      13,551
Research and development
  expenses.......................     1,967       1,901
                                   --------    --------

                                     63,531      69,869
                                   --------    --------

Income from operations...........     5,977      10,023

Interest income..................        34          99
Interest expense.................    (1,175)       (929)
Other income (expense)--net......      (431)       (474)
                                   --------    --------

Income before income taxes and
   minority interest.............     4,405       8,719

Provision for income taxes.......     1,648       3,287
                                   --------    --------

Income before minority interest..     2,757       5,432

Minority interest................       (32)          -
                                   --------    --------

Net income.......................     2,725       5,432

Common stock dividends...........    (3,179)     (3,174)
Retained earnings, beginning
  of period......................   170,974     162,098
                                   --------    --------
Retained earnings, end of
  period.........................  $170,520    $164,356
                                   ========    ========

Net income per common share
 (basic and diluted).............  $    .07    $    .14
                                   ========    ========

Weighted average shares
 outstanding.....................39,742,660  39,674,660
                                 ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                March 31,   December 31,
                                                  1998         1997
                                               ----------  -------------
                                              (Unaudited)

                    ASSETS
Current assets:
 Cash and cash equivalents...................   $  7,714       $  7,982
 Receivables.................................     59,170         67,888
 Inventories.................................     56,839         50,954
 Other current assets........................     14,697         16,731
                                                --------       --------
   Total current assets......................    138,420        143,555

Property, plant and equipment, net...........    187,869        188,082
Intangibles..................................     80,493         80,971
Other assets.................................     11,237         10,849
                                                --------       --------

   Total assets..............................   $418,019       $423,457
                                                ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year..........   $ 17,626       $  9,617
 Accounts payable and accrued liabilities....     36,653         47,563
 Restructuring reserve.......................      6,046          6,282
 Payroll and benefits payable................     14,579         14,252
 Accrued income taxes........................      3,896          4,625
                                                --------       --------
   Total current liabilities.................     78,800         82,339

Long-term debt...............................     71,948         72,297
Deferred income taxes........................     38,748         38,900
Other liabilities............................      6,315          6,463
                                                --------       --------

   Total liabilities.........................    195,811        199,999
                                                --------       --------

Minority interest............................      1,342          1,378
                                                --------       --------

Commitments and contingencies................          -              -
                                                --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,503,960
  shares issued..............................        415            415
 Additional paid-in capital..................     62,868         62,868
 Retained earnings...........................    170,520        170,974
 Cumulative translation adjustments..........      7,129          7,889
                                                --------       --------
                                                 240,932        242,146

 Treasury stock, at cost, 1,761,300 shares...    (20,066)       (20,066)
                                                --------       --------

   Total shareholders' equity................    220,866        222,080
                                                --------       --------

   Total liabilities and
    shareholders' equity.....................   $418,019       $423,457
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1998       1997
                                                       ---------  --------
Cash flows from operating activities
------------------------------------
Net income...........................................  $  2,725   $ 5,432
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization......................     5,450     5,398
  Employee benefit plan provisions...................       102       121
  Changes in assets and liabilities - net of
    effects from purchase of businesses and
    exchange:
      (Increase) decrease in receivables.............     8,328    (3,798)
      (Increase) in inventories......................    (6,567)   (3,904)
      (Increase) decrease in other current assets .       2,037    (1,626)
      (Decrease) in restructuring reserve............       (46)      (90)
      (Decrease) in accounts payable
        and accruals.................................   (11,009)     (472)
      (Decrease) in long-term deferred
        income taxes (net)...........................       (91)      (56)
  Other items--net...................................      (207)      523
                                                       --------   -------
     Net cash provided by
        operating activities.........................       722     1,528
                                                       --------   -------

Cash flows from investing activities
------------------------------------
  Purchase of businesses.............................         -      (500)
  Property, plant and equipment expenditures.........    (5,768)   (6,082)
  Proceeds from disposals of equipment...............       134       180
                                                       --------   -------
    Net cash (used in) investing activities..........    (5,634)   (6,402)
                                                       --------   -------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings.......................     7,815     3,325
  Common stock dividends.............................    (3,179)   (3,174)
                                                       --------   -------
     Net cash provided by financing activities.......     4,636       151
                                                       --------   -------

Effect of exchange rate changes on cash..............         8      (510)
                                                       --------   -------

(Decrease) in cash and cash equivalents..............      (268)   (5,233)
Cash and cash equivalents, beginning
  of period..........................................     7,982    15,439
                                                       --------   -------

Cash and cash equivalents, end of period.............  $  7,714   $10,206
                                                       ========   =======

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1. Inventories:
                                                              March 31, 1998    December 31, 1997
                                                              --------------    -----------------
   Raw materials                                                  $11,169             $12,566
   Finished goods                                                  45,670              38,388
                                                                  -------             -------
                                                                  $56,839             $50,954
                                                                  =======             =======

2. Supplemental Cash Flow Information:

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                   1998                1997
                                                                  ------              ------
   Cash paid during the period for:
     Interest                                                     $ 1,192             $   684
     Income taxes, net of refunds                                 $ 1,382             $ 2,251
                                                                  =======             =======

   Bank debt:
     Borrowings                                                   $13,101             $ 7,724
     Repayments                                                    (5,286)             (4,399)
                                                                  -------             -------
   Net proceeds from borrowings                                   $ 7,815             $ 3,325
                                                                  =======             =======

3. Common stock dividends declared during both quarters ended March 31, 1998 and 1997 were $.08 per common share.

4. In compliance with SFAS No. 130 "Reporting Comprehensive Income", total comprehensive net income for the three-month period ended March 31, 1998 amounted to $1,965. Total comprehensive net income was derived from net income of $2,725 and other comprehensive losses of $760. The only matter contributing to the other comprehensive loss was the currency translation adjustment.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of
Calgon Carbon Corporation


We have reviewed the consolidated balance sheet of Calgon Carbon Corporation and its subsidiaries as of March 31, 1998 and the related consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICE WATERHOUSE LLP



Pittsburgh, PA
May 8, 1998

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

Results of Operations
---------------------

   Consolidated net sales for the three-month period ended March 31, 1998 decreased $10.4 million, or 13.0%, versus the three months ended March 31, 1997. Refer to the table below for sales detail by market, product and geography. These amounts are in thousands of dollars:

Market                                     1998     1997    Change
------                                   -------  -------  -------
Industrial
  Food                                   $11,013  $15,100   -27.1%
  Chemical/Pharmaceutical                  5,289    6,767   -21.8
  Original Equipment Manufacturer         13,524   12,180   +11.0
  Other                                    6,219    8,177   -23.9
                                         -------  -------   -----
                                          36,045   42,224   -14.6
                                         -------  -------   -----

Environmental
   Municipal                              12,228   14,412   -15.2
   Industrial                             17,478   19,242   - 9.2
                                         -------  -------   -----
                                          29,706   33,654   -11.7
                                         -------  -------   -----

Consumer                                   3,757    4,014   - 6.4
                                         -------  -------   -----
  TOTAL                                  $69,508  $79,892   -13.0%
                                         =======  =======   =====

Product
-------
Carbon                                   $36,416  $37,909   - 3.9%
Service                                   22,608   22,916   - 1.3
Equipment                                  6,727   15,053   -55.3
Consumer                                   3,757    4,014   - 6.4
                                         -------  -------   -----
  TOTAL                                  $69,508  $79,892   -13.0%
                                         =======  =======   =====
Geography
---------
U.S.                                     $37,449  $40,488   - 7.5%
Europe                                    18,364   26,589   -30.9
Other                                     13,695   12,815   + 6.9
                                         -------  -------   -----
  TOTAL                                  $69,508  $79,892   -13.0%
                                         =======  =======   =====

Advanced Separation Technologies (AST) accounted for the most significant portion of the decline with a 79.7% decrease in sales from the first quarter of 1997. Product performance and reliability difficulties stemming from equipment in fabrication or shipped prior to that unit's acquisition by the Company adversely affected sales and order levels. The decline is expected to moderate in the second quarter of 1998 as AST's backlog, which includes significant sales contracts from repeat customers, has rebounded and should translate to more normal sales levels in the second quarter of 1998 and beyond. European sourced sales (excluding Advanced Oxidation Technologies (AOT) and AST in Europe) declined $4.6 million, or 18.5% when compared to the year-ago period after adjusting for the foreign currency translation effect which resulted in a $1.3 million further reduction in the current period vis-a-vis first quarter 1997. This year-to-year decline in European sourced sales was primarily the result of lower initial plant fills for potable water customers in the current period which more than offset sales gains in food processing, chemical pharmaceutical and original equipment manufacture's (OEM) markets. In addition, sales to industrial environmental customers declined due to non-repeat equipment sales. Sales of the recently acquired Charcoal Cloth unit increased 29.7% in the first quarter of 1998 as compared to the first quarter of 1997. Worldwide, AOT sales declined slightly in the three-month period ended March 31, 1998. However, the contract backlog has quadrupled since year-end 1997. Included in this backlog are two orders totaling $.6 million for the new Aurora UVTM systems which utilize ultraviolet light (UV) for treatment of wastewater. Overall, new product sales (sales of products introduced in the past sixty months) were 10% of total sales in the first quarter of 1998 versus 11% for the comparable period in 1997.

Gross profit, before depreciation, as a percentage of net sales, for the three-month period ended March 31, 1998 was 39.1% compared to 38.6% for the three months ended March 31, 1997. This .5 percentage point increase is the result of lower maintenance and repair expense in the first quarter of 1998 versus the comparable period in 1997.

Depreciation and amortization for the three-month period ended March 31, 1998 increased $.1 million versus the comparable 1997 period due primarily to increased goodwill amortization associated with the 1996 acquisition of AST. This increase will continue in future periods.

Selling, general and administrative expenses for the three-month period ended March 31, 1998 increased $.2 million over the comparable period in 1997. Included in this increase are $1.0 million in legal fees relating to the Powell Duffryn and AST litigations. Selling, general and administrative expenses remained relatively level excluding these legal fees. Research and development costs remained level at $2.0 million in the first quarter of 1998. The relative stability of these expenses reflects successful cost control measures instituted by the Company during the first quarter of 1998.

Interest income for the three-month period ended March 31, 1998 decreased $.1 million versus the comparable period in 1997. Interest expense increased $.2 million over the first quarter of 1997 due to higher utilization of short-term credit lines in the first quarter of 1998. In addition, the first quarter of 1998 includes $.1 million in interest expense for the Calgon Far East operations which under the equity method of accounting was not reported as interest expense in the first quarter of 1997. The borrowing rate for the three-month periods ended March 31, 1998 and 1997 was 5.3%.

The effective tax rate for the three-month period ended March 31, 1998 was 37.4% versus 37.7% for the three months ended March 31, 1997. The decrease is comprised of increases in state tax rates more than offset by an increase in foreign tax credits.

Net income after tax for the three-month period ended March 31, 1998 was $2.7 million versus $5.4 million for the three months ended March 31, 1997. Of the $2.7 million, or 49.8% decrease, $1.7 million occurred at AST while an additional $.9 million is attributed to the drop off in first quarter sales activity in Europe. The final contributing factor involved the $1.0 million in legal expenses incurred in the first quarter of 1998 that were not incurred in the comparable period. It is anticipated that legal expenses for future quarters will be substantially less due to the recent favorable Motion of Summary Judgement which has been granted in the litigation with Powell Duffryn Terminals, Inc.

Financial Condition
-------------------

   Working Capital and Liquidity
   -----------------------------

     Net cash provided by operating activities was $.7 million for the three months ended March 31, 1998, primarily from net earnings before non-cash charges of depreciation and amortization offset by increased investment in working capital.

The working capital increase was caused by seasonally increased inventory levels and decreased payables and was offset by lower receivables and other current assets. Currently maturing debt and short-term borrowings increased $8.0 million to $17.6 million at March 31, 1998. The impact of foreign currency translation resulting from the strengthening of the U.S. dollar reduced working capital by $.5 million.

Total debt at March 31, 1998 was $89.6 million, an increase of $7.7 million, primarily resulting from increased short-term borrowings for working capital usage. The Company's existing credit availability is principally from its United States and German credit facilities. At March 31, 1998, unused and available credit was $37.7 million under its two 364-day United States revolving credit lines and 25 million German Marks ($13.5 million) from its German credit facility.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its operating, dividend and capital requirements.

Restructuring of Operations
---------------------------

     In the fourth quarter of 1994, the Company established a restructuring plan relating principally to the estimated demolition costs associated with the Brilon-Wald, Germany plant. The March 31, 1998 reserve of $6.0 million is deemed adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $5.8 million for the three-month period ended March 31, 1998 compared to expenditures of $6.1 million for the same period in 1997. Investment in new information systems accounted for $2.2 million of these expenditures while $1.6 million and $1.1 million were expended on cost reduction efforts in the U.S. and Europe, respectively. Total capital expenditures are currently expected to be $20.0 to $24.0 million for the year 1998.

1997 cash flows for business purchases includes $.5 million relating to a purchase price adjustment for Advanced Separation Technologies Incorporated.

Year 2000
---------

     The Company is engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary purpose of the program, the new systems are scheduled to be in place by mid-1999 and are expected to be Year 2000 compliant. A task force has been established to identify other potential areas of risk related to Year 2000 issues. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the operating results.

Discussion of the Company's efforts and managements expectations relating to Year 2000 compliance are forward-looking statements, therefore, actual results to achieve Year 2000 compliance may differ from that suggested herein.

New Accounting Pronouncements
-----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement requires companies to report financial and descriptive information about its reportable operating segments for periods beginning after December 15, 1997. The Company is currently identifying its reportable segments and expects to adopt the Statement and disclose segment information in the annual report for the year ending December 31, 1998. Adoption of the Statement is expected to impact only financial statement disclosures.

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

(b)  Reports on Form 8-K

         One report on Form 8-K was filed during the quarter ended March 31, 1998.

         Current report - dated February 24, 1998
         Press Release reporting the resignation of President, Chief Executive Officer and Director, Colin Bailey and the engagement of Morgan Stanley & Co. Incorporated to explore alternatives by which shareholder value might be enhanced.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CALGON CARBON CORPORATION
                                  --------------------------------
                                             (REGISTRANT)



Date: May 8, 1998                 By /s/William P. Mooney
                                     -----------------------------
                                     William P. Mooney
                                     Senior Vice President and
                                     Chief Financial Officer