Form 10-Q
period 1998-06-30
CALGON CARBON CORPORATION
filed 1998-08-03
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Yes       No
   -----     ------
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at July 29, 1998
-----------------------------              ----------------------------
Common Stock,  $.01 par value                    39,742,660 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED June 30, 1998



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


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

   Item 1.  Financial Statements                                         Page
   -------                                                               ----

            Introduction to the Financial Statements...................    2

            Consolidated Statement of Income and
            Retained Earnings..........................................    3

            Consolidated Balance Sheet.................................    4

            Consolidated Statement of Cash Flows.......................    5

            Selected Notes to Financial Statements.....................    6


   Item 2. Management's Discussion and Analysis of Results
   ------  -----------------------------------------------
            of Operations and Financial Condition .....................    7
            -------------------------------------



PART II - OTHER INFORMATION
-------   -----------------


   Item 4.  Submission of Matters to a Vote of Security Holders........   12
   ------   ---------------------------------------------------

   Item 6.  Exhibits and Reports on Form 8-K ..........................   12
   ------   --------------------------------


SIGNATURES ............................................................   13
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
                                  (Unaudited)




                                                                                    Three Months Ended     Six Months Ended
                                                                                         June 30,             June 30,
                                                                                   --------------------  --------------------
                                                                                     1998       1997       1998       1997
                                                                                   ---------  ---------  ---------  ---------

Net sales........................................................................  $ 85,713   $ 88,803   $155,221   $168,695
                                                                                   --------   --------   --------   --------

Cost of products sold
  (excluding depreciation).......................................................    53,703     54,680     96,026    103,699
Depreciation and amortization....................................................     5,411      5,317     10,861     10,715
Selling, general and
  administrative expenses........................................................    14,546     14,280     28,337     27,831
Research and development
  expenses.......................................................................     2,169      2,050      4,136      3,951
                                                                                   --------   --------   --------   --------

                                                                                     75,829     76,327    139,360    146,196
                                                                                   --------   --------   --------   --------

Income from operations...........................................................     9,884     12,476     15,861     22,499

Interest income..................................................................        53         71         87        170
Interest expense.................................................................    (1,271)      (957)    (2,446)    (1,886)
Other income (expense)--net......................................................      (389)        64       (820)      (410)
                                                                                   --------   --------   --------   --------

Income before income taxes and
   minority interest.............................................................     8,277     11,654     12,682     20,373

Provision for income taxes.......................................................     3,064      4,404      4,712      7,691
                                                                                   --------   --------   --------   --------

Income before minority interest.................................................      5,213      7,250      7,970     12,682

Minority interest................................................................        (6)         -        (38)         -
                                                                                   --------   --------   --------   --------

Net income.......................................................................     5,207      7,250      7,932     12,682

Common stock dividends...........................................................    (3,180)    (3,174)    (6,359)    (6,348)

Retained earnings, beginning of period...........................................   170,520    164,356    170,974    162,098
                                                                                   --------   --------   --------   --------

Retained earnings, end of period.................................................  $172,547   $168,432   $172,547   $168,432
                                                                                   ========   ========   ========   ========

Net income per common share
  (basic and diluted)............................................................  $    .13   $    .18   $    .20   $    .32
                                                                                   ========   ========   ========   ========

Weighted average shares
  outstanding ...................................................................39,742,660 39,677,495 39,742,660 39,676,085
                                                                                 ========== ========== ========== ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)


                                                 June 30,    December 31,
                                                   1998          1997
                                                -----------  -------------
                                                (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents...................    $ 10,107       $  7,982
  Receivables.................................      61,842         67,888
  Inventories.................................      56,120         50,954
  Other current assets........................      13,688         16,731
                                                  --------       --------
     Total current assets.....................     141,757        143,555

Property, plant and equipment, net............     188,080        188,082
Intangibles...................................      79,739         80,971
Other assets..................................       9,981         10,849
                                                  --------       --------

     Total assets.............................    $419,557       $423,457
                                                  ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........    $ 17,381       $  9,617
  Accounts payable and accrued liabilities....      37,607         47,563
  Restructuring reserve.......................       6,134          6,282
  Payroll and benefits payable................      14,383         14,252
  Accrued income taxes........................       1,083          4,625
                                                  --------       --------
     Total current liabilities................      76,588         82,339

Long-term debt................................      71,406         72,297
Deferred income taxes.........................      40,379         38,900
Other liabilities.............................       6,546          6,463
                                                  --------       --------

     Total liabilities........................     194,919        199,999
                                                  --------       --------

Minority interest.............................       1,296          1,378
                                                  --------       --------

Commitments and contingencies.................           -              -
                                                  --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,503,960
    shares issued.............................         415            415
  Additional paid-in capital..................      62,868         62,868
  Retained earnings...........................     172,547        170,974
  Cumulative translation adjustments..........       7,578          7,889
                                                  --------       --------
                                                   243,408        242,146

  Treasury stock, at cost, 1,761,300 shares...     (20,066)       (20,066)
                                                  --------       --------

     Total shareholders' equity...............     223,342        222,080
                                                  --------       --------

     Total liabilities and
       shareholders' equity...................    $419,557       $423,457
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       --------------------
                                                         1998       1997
                                                       ---------  ---------

Cash flows from operating activities
------------------------------------
Net income...........................................  $  7,932   $ 12,682
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization......................    10,861     10,715
  Employee benefit plan provisions...................       206        238
  Changes in assets and liabilities - net of
    effects from purchase of businesses and
    exchange:
      (Increase) decrease in receivables.............     5,504     (8,789)
      (Increase) in inventories......................    (5,417)    (2,508)
      (Increase) decrease in other current assets .       3,045     (2,562)
      (Decrease) in restructuring reserve............       (96)      (179)
      Increase (decrease) in accounts payable
        and accruals.................................   (13,248)     7,728
      Increase in long-term deferred
        income taxes (net)...........................     2,642         67
  Other items--net...................................      (422)      (351)
                                                       --------   --------
     Net cash provided by
        operating activities.........................    11,007     17,041
                                                       --------   --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses.............................         -       (500)
  Property, plant and equipment expenditures.........   (10,535)   (16,197)
  Proceeds from disposals of equipment...............       273        184
                                                       --------   --------
    Net cash (used in) investing activities..........   (10,262)   (16,513)
                                                       --------   --------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings.......................     7,687        727
  Common stock dividends.............................    (6,359)    (6,348)
  Other..............................................         -         63
                                                       --------   --------
     Net cash provided by (used in)
        financing activities.........................     1,328     (5,558)
                                                       --------   --------

Effect of exchange rate changes on cash..............        52       (559)
                                                       --------   --------

Increase (decrease) in cash and cash equivalents.....     2,125     (5,589)
Cash and cash equivalents, beginning
  of period..........................................     7,982     15,439
                                                       --------   --------

Cash and cash equivalents, end of period.............  $ 10,107   $  9,850
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1.    Inventories:

                                          June 30, 1998    December 31, 1997
                                          -------------    -----------------
  Raw materials                               $11,486           $12,566
  Finished goods                               44,634            38,388
                                              -------           -------
                                              $56,120           $50,954
                                              =======           =======

2.    Supplemental Cash Flow Information:

                                               Six Months Ended June 30,
                                           -----------------------------------
                                             1998                        1997
                                           -------                     -------

 Cash paid during the period for:
   Interest                                $ 2,443                     $ 1,669
   Income taxes, net of refunds            $ 5,091                     $ 4,859
                                           =======                     =======

 Bank debt:
   Borrowings                              $16,824                     $10,354
   Repayments                               (9,137)                     (9,627)
                                           -------                     -------
 Net proceeds from borrowings              $ 7,687                     $   727
                                           =======                     =======

3. Common stock dividends declared during both quarters ended June 30, 1998 and 1997 were $.08 per common share.

4. In compliance with SFAS No. 130 "Reporting Comprehensive Income", total comprehensive net income for the three-month period ended June 30, 1998 amounted to $5,656. Total comprehensive net income was derived from net income of $5,207 and other comprehensive income of $449. For the six-month period ended June 30, 1998, comprehensive net income was $7,621 consisting of net income of $7,932 offset by other comprehensive losses of $311. The only matter contributing to the other comprehensive income and losses was the currency translation adjustment.

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

Results of Operations
---------------------

   Consolidated net sales for the three-month period ended June 30, 1998 decreased $3.1 million, or 3.5%, versus the three months ended June 30, 1997. For the six-month period ended June 30, 1998, consolidated net sales decreased by $13.5 million or 8.0%. Refer to the table below for sales detail by market, product and geography for both periods. These amounts are in thousands of dollars:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  --------------------------
                           1998        1997   %Change    1998     1997    %Change
                          --------   -------  -------   ------  -------  --------
Market
------

Industrial
 Food                      $13,580   $14,658   - 7.4%  $ 24,593 $ 29,758   -17.4%
 Chemical/Pharmaceutical     5,514     7,318   -24.7     10,803   14,085   -23.3
 Original Equipment
    Manufacturer            15,365    12,904   +19.1     28,889   25,084   +15.2
 Other                       6,616     6,650   - 0.5     12,835   14,827   -13.4
                           -------   -------   -----    -------   ------   -----
                            41,075    41,530   - 1.1     77,120   83,754   - 7.9
                           -------   -------   -----    -------   ------   -----

Environmental
 Municipal                  16,668    19,896   -16.2     28,896   34,308   -15.8
 Industrial                 19,468    18,847   + 3.3     36,946   38,089   - 3.0
                           -------   -------   -----   -------- --------   -----
                            36,136    38,743   - 6.7     65,842   72,397   - 9.1
                           -------   -------   -----   -------- --------   -----

Consumer                     8,502     8,530   - 0.3     12,259   12,544   - 2.3
                           -------   -------   -----   -------- --------   -----
 TOTAL                     $85,713   $88,803   - 3.5%  $155,221 $168,695   - 8.0%
                           =======   =======   =====   ======== ========   =====

Product
-------

Carbon                     $43,741   $42,391   + 3.2%  $ 80,157 $ 80,300  - 0.2%
Service                     22,962    24,746   - 7.2     45,570   47,662  - 4.4
Equipment                   10,508    13,136   -20.0     17,235   28,189  -38.9
Consumer                     8,502     8,530   - 0.3     12,259   12,544  - 2.3
                            -------   -------   -----   -------- --------  -----
 TOTAL                     $85,713   $88,803   - 3.5%  $155,221 $168,695   -8.0%
                           =======   =======   =====   ======== ========   =====

Geography
---------

United States              $43,678   $44,628   - 2.1%  $ 81,127 $ 85,116  - 4.7%
Europe                      25,450    33,158   -23.2     43,814   59,747  -26.7
Other                       16,585    11,017   +50.5     30,280   23,832  +27.1
                           -------   -------   -----   -------- --------  ------
 TOTAL                     $85,713   $88,803   - 3.5%  $155,221 $168,695  - 8.0%
                           =======   =======   =====   ======== ========  ======


  For the quarter, sales to the Food market were down by $1.1 million or 7.4% due to the non-repeat of equipment sales to the cane sugar industry and reduced demand from corn sweetener customers. Sales to the Chemical/Pharmaceutical market decreased by $1.8 million or 24.7% due primarily to a 27.2% decline in worldwide Advanced Separation Technologies
  (AST) sales. Product performance and reliability difficulties related to equipment in fabrication or shipped prior to the acquisition of AST by the

  Company continue to require warranty work. Substantial efforts to complete this work reduced revenue recognized from new projects. Sales to the Original Equipment Manufacture's category were up by $2.5 million or 19.1% primarily due to increased carbon shipments to Japanese customers. The decline in the Environmental, Municipal market of $3.2 million or 16.2% was the net effect of lower initial fills and potable water equipment sales in the United Kingdom and reduced shipments to United States water plants partially offset by increased initial fills in Japan. The decline for European sourced sales includes a $1.0 million reduction due to foreign currency translation. If this effect is excluded, European sourced sales would have declined by $6.7 million or 20.3%. Sales of the recently acquired Charcoal Cloth unit increased 42.6% in the second quarter of 1998 as compared to the second quarter of 1997. Worldwide, Advanced Oxidation Technologies (AOT) sales were virtually the same in the three-month period ended June 30, 1998 versus the comparable 1997 quarter. Overall, new product sales (sales of products introduced in the past sixty months) were 15% of total sales in the first quarter of 1998 versus 11% for the comparable period in 1997. On a year-to-date basis, worldwide AST sales declined by 57.4% and worldwide AOT sales declined by 3.8% while Charcoal Cloth sales increased by 32.3%. Included in the decline for sales that originated in Europe was a decrease related to foreign currency translation of $2.3 million. Excluding this adjustment, the European sales decline would have been $13.7 million or 22.9%.

  Gross profit, before depreciation, as a percentage of net sales, for the three-month period ended June 30, 1998 was 37.3% compared to 38.4% for the three months ended June 30, 1997. This 1.1 percentage point decline was the result of a less profitable mix of sales of carbon products and reduced service sales, which carry higher margin rates than other categories. For the year-to-date period, this rate in 1998 was 38.1% compared to 38.5% in the comparable 1997 period.

  Selling, general and administrative expenses for the three-month period ended June 30, 1998 increased $.3 million over the comparable period in 1997 and by $.5 million versus the six-month period ended June 30, 1997. Included in these increases are legal fees relating to the Powell Duffryn and AST litigations and increases associated with the consolidation of Calgon Far East Co., Ltd.
  (CFE) which was reported via the equity method of accounting for the six months ended June 30, 1997. Selling, general and administrative expenses remained relatively level excluding these legal fees and the CFE accounting method related increase. Research and development costs remained level at approximately $2.1 million per quarter of 1998. The relative stability of these expenses reflects successful cost control measures instituted by the Company during the first quarter of 1998.

  Interest income for the six-month period ended June 30, 1998 decreased $.1 million versus the comparable period in 1997. Interest expense increased $.3 million over the second quarter of 1997 and by $.6 million for the six-month period ended June 30, 1998 versus the similar 1997 period due to higher utilization of short-term credit lines in 1998. In addition, the first six months of 1998 includes $.1 million in interest expense for the CFE operations which under the equity method of accounting was not reflected in consolidated interest expense in 1997. The interest rate at June 30, 1998 was 5.1% versus 5.4% at June 30, 1997.

  The effective tax rate for the six-month period ended June 30, 1998 was 37.2% versus 37.8% for the six months ended June 30, 1997. The decrease is primarily related to a mix shift towards a higher proportion of United States based income which is taxed at a lower rate than European based income.

  Net income after tax for the three-month period ended June 30, 1998 was $5.2 million versus $7.3 million for the three months ended June 30, 1997. Of the $2.0 million, or 28.2% decrease, $1.4 million is attributed to the drop off in sales activity in Europe. Another contributing factor involves legal expenses incurred in 1998 that were not incurred in the comparable 1997 period. It is anticipated that legal expenses for future quarters will be substantially less due to the recent favorable Motion of Summary Judgement which has been granted in the litigation with Powell Duffryn Terminals, Inc.

  Financial Condition
  -------------------
       Working Capital and Liquidity
       -----------------------------

     Net cash provided by operating activities was $11.0 million for the six months ended June 30, 1998, primarily from net earnings before non-cash charges of depreciation and amortization offset by increased investment in working capital.

  The working capital increase was caused by increased inventory levels and decreased payables and was partially offset by lower receivables and other current assets. Inventory increased $5.2 million to $56.1 million at June 30, 1998 as a result of a combination of several factors including the buildup of inventory levels to support sales requirements resulting from scheduled plant maintenance shutdowns, timing of consumer charcoal sales in the second quarter of 1998 which are expected to occur in the third quarter of 1998, and softer than expected sales relative to production. Days sales outstanding, a measure of Accounts Receivable turnover into cash, showed significant improvement to 65 days at June 30, 1998 from 76 days at December 31, 1997. Currently maturing debt and short-term borrowings increased $7.8 million to $17.4 million at June 30, 1998. The impact of foreign currency translation resulting from the strengthening of the U.S. dollar reduced working capital by $.6 million.

  Total debt at June 30, 1998 was $88.8 million, an increase of $6.9 million, primarily resulting from increased short-term borrowings for working capital usage. The Company's existing credit availability is principally from its United States and German credit facilities. At June 30, 1998, unused and available credit was $37.8 million under its two 364-day United States revolving credit lines and 25 million German Marks ($13.8 million) from its German credit facility. Cash and cash equivalents at June 30, 1998 of $10.1 million was temporarily higher than normal operating levels, excess cash will be used to paydown short term debt.

  The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its operating, dividend and capital requirements.

Restructuring of Operations
---------------------------

     In the fourth quarter of 1994, the Company recorded a restructuring charge which includd costs associated with the closing of the Brilon-Wald, Germany plant. As of June 30, 1998, the only incomplete aspect of that plan is the demolition of that plant as discussions continue with parties interested in purchasing the plant. The reserve balance for demolition, disposition and environmental costs totaled $6.1 million at June 30, 1998 and is deemed adequate.


Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $10.5 million for the six-month period ended June 30, 1998 compared to expenditures of $16.2 million for the same period in 1997. Investment in new information systems accounted for $4.3 million of these expenditures while $2.7 million and $2.2 million were expended on cost reduction efforts in the United States and Europe, respectively. Total capital expenditures are currently expected to be $22.0 to $24.0 million for the year 1998.

The 1997 cash flow for purchase of businesses reflects $.5 million relating to a purchase price adjustment for Advanced Separation Technologies Incorporated.


Year 2000
---------

     The Company is engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary purpose of the program, the new systems are scheduled to be in place by mid-1999 and are expected to be Year 2000 compliant. A task force has been established to identify other potential areas related to Year 2000 compliance. This task force is currently reviewing all of the Company's worldwide manufacturing processes which use computers or other microprocessor-based devices for monitoring and control. This project, including any required actions, will be completed during the third quarter of 1999. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the operating results.

Discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements; therefore, actual results to achieve Year 2000 compliance may differ from those suggested herein.


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


Other Matters
-------------

     In a press release dated February 19, 1998, the Company announced the engagement of Morgan Stanley & Co. to explore alternatives by which shareholder value might be enhanced. Subsequent to that date, Morgan Stanley & Co. has initiated contact with parties who have expressed an interest in acquiring or merging with the Company and discussions with them are underway.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

         The annual meeting of stockholders was held April 21, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

         1. The nominees for directors listed in the proxy statement were elected.

                                         Votes For            Votes Withheld
                                         ---------            --------------
              Robert W. Cruickshank      32,364,888              3,116,939
              Arthur L. Goeschel         32,346,238              3,135,589
              Thomas A. McConomy         32,372,476              3,109,351

              The following directors continued in office after the meeting:

              Class of 1999
              -------------

              Nick H. Prater
              Seth E. Schofield
              Harry H. Weil
              Robert L. Yohe

                                                Votes       Votes       Votes
                                                 For       Against     Abstained
                                              ----------  ----------  ---------

          2.  The proposal to declassify
              the Board of Directors and
              require their election
              annually was defeated.           9,566,154  20,969,759    212,119

          3.  The proposal to arrange for
              the prompt sale of the
              Company to the highest
              bidder was defeated.             4,454,344  25,859,987    433,701


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

       None

(b)  Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

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



                               CALGON CARBON CORPORATION
                               -------------------------
                                    (REGISTRANT)



Date: August 3, 1998            By /s/William P. Mooney
                                   -----------------------------
                                     William P. Mooney
                                     Senior Vice President and
                                     Chief Financial Officer