Form 10-Q
period 1998-09-30
CALGON CARBON CORPORATION
filed 1998-11-05
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to _______

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

Yes       No
   -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at October 27, 1998
   -----------------------------               -------------------------------
   Common Stock,  $.01 par value                      38,948,760 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                        QUARTER ENDED September 30, 1998


The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in the future to differ from performance suggested herein. Specific examples of such uncertainties include references to future cost savings associated with restructuring charges as well as estimated costs from Year 2000 compliance. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company's filings with the Securities and Exchange Commission.


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

Item 1.     Financial Statements
-------
                                                                  Page
                                                                  ----
            Introduction to the Financial Statements.............    2

            Consolidated Statement of Income and
            Retained Earnings....................................    3

            Consolidated Balance Sheet...........................    4

            Consolidated Statement of Cash Flows.................    5

            Selected Notes to Financial Statements...............    6


    Item 2. Management's Discussion and Analysis of Results
    ------  -----------------------------------------------
            of Operations and Financial Condition ...............    7
            -------------------------------------



PART II - OTHER INFORMATION
-------   -----------------


    Item 4. Submission of Matters to a Vote of Security Holders..   14
    ------  ---------------------------------------------------

    Item 6. Exhibits and Reports on Form 8-K ....................   14
   -------  --------------------------------


SIGNATURES ......................................................   15
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
                                  (Unaudited)


                                                                                    Three Months Ended    Nine Months Ended
                                                                                      September 30,         September 30,
                                                                                 ----------------------  -------------------
                                                                                     1998       1997       1998       1997
                                                                                 ----------  ---------  ---------  ---------
Net sales.....................................................................     $ 72,636   $ 78,382   $227,857   $247,077
                                                                                 ----------  ---------  ---------  ---------

Cost of products sold
  (excluding depreciation)....................................................       47,256     48,463    141,918    151,434
Depreciation and amortization.................................................        5,405      5,169     16,266     15,884
Selling, general and
  administrative expenses.....................................................       13,217     13,555     41,554     41,386
Research and development
  expenses....................................................................        2,227      2,203      6,363      6,154
Restructuring charges.........................................................        7,626          -      7,626          -
                                                                                 ----------  ---------  ---------  ---------

                                                                                     75,731     69,390    213,727    214,858
                                                                                 ----------  ---------  ---------  ---------

Income (loss) from operations.................................................       (3,095)     8,992     14,130     32,219

Interest income...............................................................           62         96        149        266
Interest expense..............................................................       (1,196)    (1,053)    (3,642)    (2,939)
Other income (expense)--net...................................................         (503)      (632)    (1,323)    (1,042)
                                                                                 ----------  ---------  ---------  ---------

Income (loss) before income taxes
  and minority interest.......................................................       (4,732)     7,403      9,314     28,504

Provision (benefit) for income
  taxes.......................................................................       (1,799)     2,500      3,423     10,462
                                                                                 ----------  ---------  ---------  ---------

Income (loss) before minority
  interest....................................................................       (2,933)     4,903      5,891     18,042

Minority interest.............................................................            2         96        (36)        96
                                                                                 ----------  ---------  ---------  ---------

Net income (loss).............................................................       (2,931)     4,999      5,855     18,138

Common stock dividends........................................................       (3,163)    (3,175)    (9,522)    (9,523)
Retained earnings, beginning
  of period...................................................................      170,702    166,284    168,275    159,493
                                                                                 ----------  ---------  ---------  ---------
Retained earnings, end of
  period......................................................................     $164,608   $168,108   $164,608   $168,108
                                                                                 ==========  ========== ========== ==========

Net income (loss) per common share
  (basic and diluted).........................................................        $(.07)      $.13       $.15       $.46
                                                                                 ==========  ========== ========== ==========

Weighted average shares
  outstanding ................................................................   39,640,247  39,690,290 39,708,147 39,680,872
                                                                                 ==========  ========== ========== ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                September 30,   December 31,
                                                     1998           1997
                                                --------------  -------------
                                                 (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents...................       $  6,059       $  7,982
  Receivables.................................         53,682         67,888
  Inventories.................................         55,326         46,537
  Other current assets........................         16,187         16,731
                                                     --------       --------
     Total current assets.....................        131,254        139,138

Property, plant and equipment, net............        189,147        188,082
Intangibles...................................         78,936         80,971
Other assets..................................          9,944         10,849
                                                     --------       --------

     Total assets.............................       $409,281       $419,040
                                                     ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........       $ 16,222       $  9,617
  Accounts payable and accrued liabilities....         34,891         47,563
  Restructuring reserve.......................         12,300          6,282
  Payroll and benefits payable................         10,407         14,252
  Accrued income taxes........................            813          4,625
                                                     --------       --------
     Total current liabilities................         74,633         82,339

Long-term debt................................         70,647         72,297
Deferred income taxes.........................         39,352         37,182
Other liabilities.............................          9,651          6,463
                                                     --------       --------

     Total liabilities........................        194,283        198,281
                                                     --------       --------

Minority interest.............................          1,309          1,378
                                                     --------       --------

Commitments and contingencies.................              -              -
                                                     --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,503,960
    shares issued.............................            415            415
  Additional paid-in capital..................         62,868         62,868
  Retained earnings...........................        164,608        168,275
  Cumulative translation adjustments..........          9,703          7,889
                                                     --------       --------
                                                      237,594        239,447

  Treasury stock, at cost, 2,327,200 and
    1,761,300 shares..........................        (23,905)       (20,066)
                                                     --------       --------

     Total shareholders' equity...............        213,689        219,381
                                                     --------       --------

     Total liabilities and
       shareholders' equity...................       $409,281       $419,040
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)



                                                       Nine Months Ended
                                                          September 30,
                                                     -----------------------
                                                        1998        1997
                                                      ---------   --------
Cash flows from operating activities
------------------------------------
Net income...........................................  $  5,855   $ 18,138
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization......................    16,266     15,884
  Non-cash restructuring asset write downs...........       751          -
  Employee benefit plan provisions...................       311        350
  Changes in assets and liabilities - net of
    effects from purchase of businesses, exchange
    and non-cash restructuring asset write downs:
      Decrease in receivables........................    14,673      1,263
      (Increase) in inventories......................    (7,728)    (4,755)
      (Increase) decrease in other current assets .         596     (4,974)
      Increase (decrease) in restructuring
        reserve......................................     5,611       (276)
      Increase (decrease) in accounts payable
        and accruals.................................   (19,771)     1,616
      Increase in long-term deferred
        income taxes (net)...........................     1,763      3,587
  Other items--net...................................       786       (891)
                                                       --------   --------
     Net cash provided by
        operating activities.........................    19,113     29,942
                                                       --------   --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses.............................         -     (1,113)
  Property, plant and equipment expenditures.........   (14,492)   (27,203)
  Proceeds from disposals of equipment...............       269        368
                                                       --------   --------
    Net cash (used in) investing activities..........   (14,223)   (27,948)
                                                       --------   --------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings.......................     6,018      2,618
  Treasury stock purchases...........................    (3,367)         -
  Common stock dividends.............................    (9,538)    (9,522)
  Other..............................................         -        539
                                                       --------   --------
     Net cash (used in) financing activities.........    (6,887)    (6,365)
                                                       --------   --------

Effect of exchange rate changes on cash..............        74       (799)
                                                       --------   --------

(Decrease) in cash and cash equivalents..............    (1,923)    (5,170)
Cash and cash equivalents, beginning
  of period..........................................     7,982     15,439
                                                       --------   --------

Cash and cash equivalents, end of period.............  $  6,059   $ 10,269
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1.    Inventories:

                                                         September 30, 1998   December 31, 1997
                                                         ------------------   -----------------
  Raw materials                                                   $ 13,708    $11,524
  Finished goods                                                    41,618     35,013
                                                                  --------    -------
                                                                  $ 55,326    $46,537
                                                                  ========    =======

2.    Supplemental Cash Flow Information:

                                                            Nine Months Ended September 30,
                                                         -------------------------------------
                                                                      1998       1997
                                                                  --------    -------
 Cash paid during the period for:
   Interest                                                       $  3,649    $ 2,688
   Income taxes, net of refunds                                   $  7,351    $ 7,841
                                                                  ========    =======

 Bank debt:
   Borrowings                                                     $ 20,022    $10,568
   Repayments                                                      (14,004)    (7,950)
                                                                  --------    -------
 Net proceeds from borrowings                                     $  6,018    $ 2,618
                                                                  ========    =======

3. Common stock dividends declared during both quarters ended September 30, 1998 and 1997 were $.08 per common share.

4. In compliance with SFAS No. 130 "Reporting Comprehensive Income", total comprehensive net (loss) for the three-month period ended September 30, 1998 amounted to $(806). Total comprehensive net (loss) was derived from net
   (loss) of $(2,931) and other comprehensive income of $2,125. For the nine-month period ended September 30, 1998, comprehensive net income was $7,669 consisting of net income of $5,855 and other comprehensive income of $1,814. The only matter contributing to the other comprehensive income was the currency translation adjustment.

5. Effective with the third quarter of 1998, the Company changed its method of valuing inventory from the last-in, first-out method (LIFO) to the first-in, first-out (FIFO) method. For a number of years the company has experienced decreases in the cost of materials used in its production processes. The decreasing cost environment has resulted in valuation of inventory above current replacement costs and, if such trends persist, could lead to lower-of-cost or market adjustments in the future. In addition, a survey of principal competitors' financial reporting practices indicates that the FIFO method is the predominate practice followed in the industry and therefore the change will result in greater comparability for financial statement readers. As a result, the Company believes that the FIFO method is preferable and will provide more useful information.

  The effect of the change in accounting principle was to increase net income for the nine-month period ended September 30, 1998 by $.9 million ($.02 per share) with virtually no change for the three-months then ended. This change decreased net income for the three months ended September 30, 1997 by $.4 million ($.01 per share) but had virtually no effect on the nine-month period then ended. The change has been applied to prior periods by retroactively restating the financial statements.

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

  Results of Operations
  ---------------------

     Consolidated net sales for the three-month period ended September 30, 1998 decreased $5.7 million, or 7.3%, versus the three months ended September 30, 1997. For the nine-month period ended September 30, 1998, consolidated net sales decreased by $19.2 million or 7.8%. Refer to the table below for sales detail by market, product and geography for both periods. These amounts are in thousands of dollars:

                         Three Months Ended Sep. 30,  Nine Months Ended Sep. 30,
                         ---------------------------  --------------------------
                           1998      1997    %Change     1998     1997   %Change
                          -------   -------  -------   -------  -------  -------
Market
------
Industrial
 Food                     $12,281   $14,438   -14.9%  $ 36,874 $ 44,196  -16.6%
 Chemical/Pharmaceutical    6,688     5,774   +15.8     17,491   19,859  -11.9
 Original Equipment
    Manufacturer           12,964    12,439   + 4.2     41,853   37,523  +11.5
 Other                      5,804     6,206   - 6.5     18,639   21,033  -11.4
                          -------   -------   -----    -------   ------  -----
                           37,737    38,857   - 2.9    114,857  122,611  - 6.3
                          -------   -------   -----    -------  -------  -----

Environmental
 Municipal                 13,459    15,663   -14.1     42,355   49,971  -15.2
 Industrial                17,420    19,663   -11.4     54,366   57,752  - 5.9
                          -------   -------   -----   -------- --------  -----
                           30,879    35,326   -12.6     96,721  107,723  -10.2
                          -------   -------   -----   -------- --------  -----

Consumer                    4,020     4,199   - 4.3     16,279   16,743  - 2.8
                          -------   -------   -----   -------- --------  -----
 TOTAL                    $72,636   $78,382   - 7.3%  $227,857 $247,077  - 7.8%
                          =======   =======   =====   ======== ========  =====


Product
-------

Carbon                    $37,114   $39,899   - 7.0%  $117,271 $120,199   -2.4%
Service                    21,498    22,398   - 4.0     67,068   70,060  - 4.3
Equipment                  10,004    11,886   -15.8     27,239   40,075  -32.0
Consumer                    4,020     4,199   - 4.3     16,279   16,743  - 2.8
                          -------   -------   -----   -------- --------  -----
 TOTAL                    $72,636   $78,382   - 7.3%  $227,857 $247,077  - 7.8%
                          =======   =======   =====   ======== ========  =====

Geography
---------

United States             $41,923   $45,031   - 6.9%  $123,050 $130,147  - 5.5%
Europe                     20,646    20,435   + 1.0     64,460   80,182  -19.6
Other                      10,067    12,916   -22.1     40,347   36,748  + 9.8
                          -------   -------   -----   -------- --------  -----
 TOTAL                    $72,636   $78,382   - 7.3%  $227,857 $247,077  - 7.8%
                          =======   =======   =====   ======== ========  =====


  For the current quarter, sales to the Food market were down by $2.2 million or 14.9% due to the non-repeat of equipment sales to the cane sugar industry and reduced demand (primarily activated carbon initial fills) from corn sweetener customers. Sales to the Chemical/Pharmaceutical market increased by $.9 million or 15.8% due primarily to increased large equipment sales in the United Kingdom chemical area. Sales to the Original Equipment Manufacturer's category were up by $.5 million or 4.2% primarily due to improvements in the United States personnel protection and home water filter categories. The revenue decline in the Municipal portion of the Environmental market of $2.2 million or 14.1% was the effect of lower initial fills and potable water equipment sales both in the United Kingdom and in the United States. Revenues to the Environmental, Industrial category were below the third quarter of 1997 by $2.2 million or 11.4% primarily due to the non-repeat of a few large carbon and equipment sales that occurred in the 1997 period. The effect of foreign currency translation on revenues for the quarter was negligible as European sales were increased by $.4 million while sales in Japan were reduced by a
  like amount due to these translations.   Separation equipment  sales declined
  by $.8 million or 16.9% as the Company continues to perform required warranty work on equipment in fabrication or shipped prior to the Company's acquisition of the separation equipment business, which experienced product performance and reliability difficulties. Sales of Charcoal Cloth products increased 62.3% in the third quarter of 1998 as compared to the third quarter of 1997. Worldwide, oxidation equipment sales increased by 6.9% in the three-month period ended September 30, 1998 versus the comparable 1997 quarter. Overall, new product sales (sales of products introduced in the past sixty months) were 10% of total sales in the third quarter of 1998, virtually the same percent as the comparable period in 1997. On a year-to-date basis, worldwide separation equipment sales declined by 46.7%. Worldwide oxidation equipment sales were consistent. Charcoal Cloth sales increased by 45.9%. Included in the decline for sales to European customers was a decrease related to foreign currency translation of $1.9 million. Excluding this adjustment, the European sales decline would have been $13.9 million or 17.3%. For the nine-months ended September 30, 1998, including the aforementioned translation related decline in Japan of $.4 million, the net negative effect on revenues due to foreign exchange translation was $2.3 million.

  Gross profit, before depreciation, as a percentage of net sales, for the three-month period ended September 30, 1998 was 34.9% compared to 38.2% for the three months ended September 30, 1997. This 3.3 percentage point decline was primarily the result of a less profitable mix of sales of carbon and service products, reduced service sales which carry higher margin rates than other categories and relatively stable fixed manufacturing costs versus lower sales. Specifically affecting margin rates in the carbon category were domestic sales of pulverized product to the municipal surface water area, which carry a lower margin rate than the total, while margin rate declines in the service area can primarily be attributed to reduced gross margins in the chemical markets. The margin rate for separation equipment increased moderately while the margin rate for oxidation equipment declined. For the year-to-date period, this rate in 1998 was 37.7% compared to 38.7% in the comparable 1997 period.

  Selling, general and administrative expenses for the three-month period ended September 30, 1998 decreased $.3 million versus the comparable period in 1997 and remained virtually the same when compared to the similar 1997 period. Research and development costs remained level at approximately $2.2 million per quarter of 1998. The relative stability of the amount of these expenses reflects on-going cost control measures instituted by the Company during 1998.

  Interest income for the nine-month period ended September 30, 1998 decreased $.1 million versus the comparable period in 1997. Interest expense increased $.1 million over the third quarter of 1997 and by $.7 million for the nine-month period ended September 30, 1998 versus the similar 1997 period due to higher utilization of short-term credit lines in 1998. The interest rate at June 30, 1998 was 5.2%, no change from September 30, 1997.

  The effective tax rate for the nine-month period ended September 30, 1998 was 36.8% versus 36.7% for the nine months ended September 30, 1997.

  Net (loss) after taxes for the three-month period ended September 30, 1998 was $(2.9) million. Excluding the after tax effect of the restructuring charges of $4.8 million results in an income before restructuring charges of $1.9 million ($.05 per share) versus $5.0 million ($.13 per share) for the three months ended September 30, 1997. The $3.1 million, or 62.2%, decrease can be primarily attributed to reduced sales in the United States carbon related area and in the separation equipment category.

  Financial Condition
  -------------------

    Working Capital and Liquidity
    -----------------------------

        Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 1998, primarily from net earnings before non-cash charges of depreciation and amortization and restructuring asset write downs offset by increased investment in working capital.

  The working capital increase was caused by increased inventory levels and decreased payables and was partially offset by lower receivables. Inventory increased $8.8 million to $55.3 million at September 30, 1998 due to increased production output in connection with manufacturing productivity and softer than expected sales relative to production. The Company expects to reduce its inventory levels through higher fourth quarter sales volumes and use of its new information systems to better balance product output with expected sales activity. The restructuring reserve increased by $6.0 million to $12.3 million primarily due to the plan for restructuring announced during the current quarter. Cash outlays for employee severance costs and benefits under this plan totaled $1.1 million for the quarter. Savings under the plan due to staff reductions are expected to approximate $1.0 million in the fourth quarter. Cash provided from decreased accounts receivable was due to lower current quarter sales as compared with fourth quarter 1997 sales. Additionally, days sales outstanding, a measure of accounts receivable turnover into cash, showed significant improvement to 67 days at September 30, 1998 from 76 days at December 31, 1997 which also contributed to lower accounts receivable at September 30, 1998. Currently maturing debt and short term borrowings increased $6.6 million to $16.2 million at September 30, 1998. The net impact of foreign currency translation resulting from the weakening of the U.S. dollar increased working capital by $1.7 million reflecting spot foreign exchange rates at September 30, 1998 compared with December 31, 1997.

  Total debt at September 30, 1998 was $86.9 million, an increase of $5.0 million, primarily to support working capital changes. The Company's unused credit availability at September 30, 1998 was $37.6 million under its two 364-day United States revolving credit lines and 25 million German Marks ($15.0 million) from its German credit facility. The Company expects to refinance or renew its short term bank lines prior to their maturity in 1999.

  During the third quarter 1998, the Board of Directors authorized an open market repurchase program for up to 2,000,000 shares of Calgon Carbon common stock. The Company acquired 565,900 shares at a cost of $3.8 million under this program through September 30, 1998. (Included in this amount was $.5 million with an October 1998 settlement date).

  The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its operating, share repurchasing dividend and capital requirements.

  Restructuring of Operations
  ---------------------------

       During the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organization structure. The implementation was begun in September 1998 and is expected to be completed during the second quarter of 1999. This plan is expected to reduce costs by approximately $1.0 million in the fourth quarter of 1998 and by $10.0 million on an annualized basis when fully implemented. The restructuring charges consist of the following:

                                                       ($000)
                                                      ------
  Employee severance and termination benefit costs    $6,303
  Asset write offs                                       751
  Relocation costs and other costs                       572
                                                      ------
  Total                                               $7,626
                                                      ======

  With the exception of the asset write offs, these restructuring charges require cash outlays. The number of planned employee separations is 131. Separations through September 30, 1998 were 78.

  In the fourth quarter of 1994, the Company recorded a restructuring charge which included costs associated with the closing of the Brilon-Wald, Germany plant. As of September 30, 1998, the only incomplete aspect of that plan is the demolition of that plant as discussions continue with parties interested in purchasing the plant.

  The restructuring reserve balance at September 30, 1998 consists of:

                                                        ($000)
                                                      -------
  Demolition, disposition and environmental costs
  associated with the closing of the Brilon Wald,
  Germany plant in 1994                               $ 6,558
                                                      -------
  Employee severance and termination benefit costs
  associated with the 1998 plan                         5,212
  Relocation costs and other costs associated with
  the 1998 plan                                           530
                                                      -------
                                                        5,742
                                                      -------
  Total                                               $12,300
                                                      =======
  The reserve balances are deemed adequate.

  Capital Expenditures and Investments
  ------------------------------------

            Capital expenditures for property, plant and equipment totaled $14.5 million for the nine-month period ended September 30, 1998 compared to expenditures of $27.2 million for the same period in 1997. Investment in new information systems accounted for $6.3 million of the 1998 expenditures while $3.9 million and $2.8 million were expended on equipment which reduces manufacturing costs in the United States and Europe, respectively. Total capital expenditures are currently expected to be approximately $20.0 million for the year 1998.

  The 1997 purchase of businesses amount of $1.1 million includes an increase to the purchase price for Advanced Separation Technologies Incorporated (AST) (a 1996 acquisition) of $.5 million and a net expenditure of $.6 million which increased the Company's ownership percentage in Calgon Far East Co., Ltd.
  (CFE), it's Japanese joint venture. The increased purchase price for AST was due to a higher level of "Adjusted Closing Net Current Assets" than stated in the purchase agreement. The purchase of business amount related to CFE was effective July 1, 1997 and increased the Company's ownership of that entity from 50% to 60% giving it a controlling interest. Cash expended for this increase in control was $1.1 million and was partially offset by cash on this entity's July 1, 1997 balance sheet of $.5 million resulting in a net purchase of business amount of $.6 million.

  Prior to the CFE ownership change, the balance sheet and income statement of this entity were included in the Company's financial statements under the equity method of accounting. Effective July 1, 1997, the financial statements are consolidated into the Company's financial statements recognizing minority interest on both the balance sheet and income statement. For this report, the third quarters for both years and the nine months ended September 30, 1998 include these results on a consolidated basis while the nine months ended September 30, 1997 include three months results on a consolidated basis and six months activity on the equity basis.

  Year 2000
  ---------

            The Company has continued to address the Year 2000 issues related to both information technology and non-information technology aspects. The following discussion is a description of activities, results and expectations on each of these fronts.

     Information Technology
     ----------------------

            To ensure Year 2000 compliance, the Company is engaged in a program to modernize and replace its computerized production control and management information systems. Although not the primary purpose of the program, the new systems are scheduled to be in place by the second quarter of 1999 and are expected to be Year 2000 ready.

     A task force has been established to identify all other potential areas of risk and to make required modifications as they relate to business computer systems, technical infrastructure, end user computing, suppliers and customers and manufacturing systems. All vendors associated with these other areas of risk related to computer hardware, computer software, and communications equipment/software have been surveyed regarding their Year 2000 compliance, and their responses are being analyzed. Further, all new purchase orders for new software and/or hardware include a statement, that by acceptance of the purchase order, the vendor is certifying compliance.

     Included in this activity is the replacement of existing worldwide information and human resource systems and the identification and resolution of issues associated with personal computers and associated software. These tasks are expected to be completed during the second quarter 1999.

     Other than the previously identified expenditures related to replacement of its worldwide information systems, additional costs are not expected to be material to the operating results.

     Non-Information Technology
     --------------------------

            The Company has established a task team to identify and resolve the millennium date rollover issues in its manufacturing processes worldwide. This focus is on process related technology and other devices with embedded microprocessors which are used to control the manufacturing processes or operate security, communication or building services. The initial phase of planning and awareness was completed in early 1998. The inventory and assessment phases are underway and are scheduled to be complete by the end of 1998. Detailed definition and implementation of solutions is currently underway and will be completed in the first half of 1999. With this plan, the manufacturing control systems are on-track to be Year 2000 ready in the third quarter of 1999.

     Compliance of devices is largely being established on vendor issued statements. A third party consultant was employed to assist in organizing the records and the initial round of vendor compliance checks.

     The costs to address the Company's Year 2000 issues in manufacturing have been estimated in the range of $.5 to $.8 million. These expense items include third party consultant fees and costs to upgrade or replace non-compliant devices. None of the components of the estimate were contemplated for reasons other than Year 2000 readiness.

     The task team is making efforts to ensure that all devices will be Year 2000 ready, however, since the assessment process is still underway, it is not possible to guarantee the results at this point. It is not foreseen that any of the manufacturing operations will not be ready and operable. However, if a significant uncertainty arises at any time, a plan will be developed to focus efforts on those devices critical to operation of the production process(es). Devices that are informational only or non-critical to operation will then be deferred until the process(es) operability is ensured.

  The Company would anticipate that the most likely worst case Year 2000 scenario, if one were to occur, would be the inability of third party suppliers such as utility providers, telecommunication companies, and other critical suppliers to continue providing their products and services. This possible scenario could pose the most significant threat to the operation of the Company's facilities along with associated environmental and potential financial consequences.

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

  Other Matters
  -------------

            In a press release dated August 24, 1998, the Company announced that it is suspending exploration of the sale of the Company. After examining strategic alternatives and pursuing discussions with several parties, the Board of Directors has concluded that it is in the best interests of shareholders to pursue a course as an independent company. In light of that decision, actions are being taken to refocus the Company on its core business, the manufacture and sale of activated carbon products and services with emphasis on new products as well as enhancing the performance of its recent acquisitions.

  A search committee has been formed within the Board of Directors and it has engaged an executive search firm to help it to recruit a new chief executive officer for the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------

  Item 4.   Submission of Matters to a Vote of Security Holders
  -------   ---------------------------------------------------

            None

  Item 6.   Exhibits and Reports on Form 8-K
  -------   --------------------------------



  (d)  Exhibits

            18 Letter from PricewaterhouseCoopers LLP regarding change in accounting principles.

  (e)  Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

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



                               CALGON CARBON CORPORATION
                               -------------------------
                                     (REGISTRANT)



  Date: November 4, 1998            By /s/William P. Mooney
                                       ----------------------------
                                         William P. Mooney
                                         Senior Vice  President and
                                         Chief Financial Officer