Form 10-K
period 1998-12-31
CALGON CARBON CORPORATION
filed 1999-03-25
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998 or

[_] Transition Report Pursuant to Section 12 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from     to     .

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

      Registrant's telephone number, including area code: (412) 787-6700

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          --------------------         -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 5, 1999, there were outstanding 38,723,460 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 5, 1999 was $199,280,228. The following documents have been incorporated by reference:

                                                                    Form 10-K
                             Document                              Part Number
                             ---------                             -----------
Portions of Annual Report to Stockholders for the Year Ended
 December 31, 1998................................................  II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on
 April 20, 1999...................................................     III

                                     INDEX

 PART I
    Item 1.  Business....................................................     1
    Item 2.  Properties..................................................     9
    Item 3.  Legal Proceedings...........................................    10
    Item 4.  Submission of Matters to a Vote of Security Holders.........    11

 PART II
                        Market for Registrant's Common Equity and Related
    Item 5.  Stockholder Matters.........................................    11
    Item 6.  Selected Financial Data.....................................    12
    Item 7.  Management's Discussion and Analysis........................    12
    Item 8.  Financial Statements and Supplementary Data.................    12
    Item 9.  Disagreements with Accountants..............................    12

 PART III
    Item 10. Directors and Executive Officers of the Registrant..........    12
    Item 11. Executive Compensation......................................    12
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management..................................................    12
    Item 13. Certain Relationships and Related Transactions..............    12

 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................    13

 SIGNATURES...............................................................   15

                                    PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis" and statements incorporated by reference into this Form 10-K from the 1998 Annual Report to Stockholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation's (the "Company's") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company's business include the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers' growth, productivity improvements at its locations, and new technologies that could affect the use of the Company's products.

Item 1. Business:

 The Company:

  The predecessor of the Company's activated carbon business was formed in 1942. In April 1985, the Company's predecessor business was purchased by its management in a leveraged buyout. On June 9, 1987, the Company completed its initial public offering of common stock. In May 1988, the Company acquired an activated carbon and charcoal business which provided the Company with two additional manufacturing facilities located in Germany. The acquisition was accounted for as a purchase. In September 1990, the Company purchased the assets of TMPC, Inc. (Vara International) in order to strengthen its vapor phase and solvent recovery equipment business. This business uses principally activated carbon as its adsorption media. During the fourth quarter 1994, it was decided to close one of the German plants due to high operating costs. In accordance with the plan, the Brilon Wald plant was closed during 1995. In February 1996, the Company acquired the business and operating assets of the Perox-Pure(TM) operations of Vulcan Peroxidation Systems, Inc. and in June 1996 also acquired the common stock of Solarchem Enterprises, Inc. to form the Company's Advanced Oxidation Technologies unit. Both of these transactions were accounted for as purchases and provided the Company with an entry into the advanced oxidative water treatment market using ultraviolet light (UV) technology. In December 1996, the Company acquired the common stock of Charcoal Cloth (International) Limited and Charcoal Cloth Limited. This acquisition was also accounted for as a purchase. The acquired companies produce activated carbon in cloth form primarily for odor control in medical and industrial applications where granular activated carbon is not feasible. These products also exhibit electrical properties which make them useful in applications other than those in which other forms of activated carbon are utilized. Also in December 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated. This Company designs and assembles proprietary separation equipment for use in the industrial process and environmental markets utilizing ion exchange and chromatographic separation technologies. During the fourth quarter of 1997, the Company initiated a plan to consolidate the manufacturing operations and research activities of its Advanced Oxidation Technologies unit in Tucson, Arizona into its Markham, Ontario, Canada site. During the fourth quarter of 1998, the Company essentially concluded the 1994 decision to close the Brilon Wald, Germany, plant by transferring ownership of the facility to the local community.

  The Company's operations are principally conducted in two business segments. Both segments include the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. One segment, Activated Carbon, relies on activated carbon as a base material, while, the other, Engineered Systems, relies on a variety of other methods and materials which do not involve activated carbon. The Activated Carbon segment is represented by business activities using activated carbon while the Engineered Systems segment generates revenues utilizing UV, ion exchange, and chromatographic separation technologies.

 Products and Services:

  The Company's two segments both design and market products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon segment utilizes activated carbon while the Engineered Systems segment relies on other technologies.

  The Activated Carbon segment's activities consist of four areas: (1) carbon--the production and sale of a broad range of untreated, impregnated or acid washed carbons, in either powdered, granular, pellet or cloth form; (2) services--the provision of carbon reactivation, handling and transportation, and on-site purification, separation and concentration services; (3) carbon equipment--the design, assembly and sale of systems that employ activated carbon for purification, separation or concentration; and (4) charcoal--the production and sale of charcoal to consumer markets in Germany.

  Carbon. The principal product is activated carbon. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as "adsorption." In "adsorption" organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur(R).

  The primary raw material used in the production of activated carbons is bituminous coal which is crushed, mixed with pitch, sized and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as "activation" and develops the pore structure of the carbon. Through adjustments in the "activation" process, pores of the required size for a particular purification application are developed. The Company's technological expertise in adjusting the pore structure in the activation process has been one of the factors that has enabled the Company to develop many special types of activated carbon. Currently, the Company offers many types of activated carbon with most available in several particle sizes. The Company also produces activated carbon in cloth form, using rayon as the primary raw material. The Company also markets other activated carbons including products based on coconut or wood which it purchases from independent suppliers.

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

  Service. The principal service sold is the Calgon Carbon Service(TM) which supplies customers with a complete wastewater treatment service, particularly suited for treating wastewater containing hazardous organic chemicals at the customer's facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

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

  Carbon Equipment. In 1978, the Company began marketing equipment which employs activated carbon in various purification, separation and concentration processes, as a means for expanding the market for its products and for revenue growth. In 1990, the Company acquired Vara International, a solvent recovery and vapor phase equipment company.

  The Company sells a line of adsorption and filtration equipment to clean water from contaminated aquifers, industrial wastewater and surface impoundments, to eliminate odors from municipal wastewater plants and other equipment to purify gases and liquids in industrial process applications. Equipment for these applications can be custom designed and fabricated for a specific project or can be drawn from the Company's inventory. The adsorption equipment product line varies in size from fifty-five-gallon to twelve-foot-diameter vessels. Through its Vara International unit, the Company sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation, and continuous solvent recovery and abatement of volatile organic compounds with a new product (Revolver(R) CADRE).

  Charcoal and Liquids. Charcoal is manufactured in Germany and used for barbecue grilling by consumers and restaurants. In addition, the Company recovers organic acids distilled from wood as a by-product of charcoal production for retail and industrial markets in Europe.

  The following table details total net sales for the Activated Carbon segment in the past three years:

                                1998                1997                1996
                         ------------------- ------------------- -------------------
                                  Percentage          Percentage          Percentage
(Dollars in thousands)    Amount   of Total   Amount   of Total   Amount   of Total
----------------------   -------- ---------- -------- ---------- -------- ----------
Carbon.................. $153,584     55%    $167,512     56%    $163,302     58%
Service.................   85,475     31       86,945     29       80,219     28
Carbon equipment........   20,009      7       24,875      8       19,222      7
Charcoal and liquids....   19,387      7       20,315      7       20,795      7
                         --------    ---     --------    ---     --------    ---
  Total net sales....... $278,455    100%    $299,647    100%    $283,538    100%
                         ========    ===     ========    ===     ========    ===

  The Company's Engineered Systems segment designs and markets systems that employ ultraviolet light (UV) technology alone or in conjunction with hydrogen peroxide and/or other oxidizing agents, to destroy waterborne organic contaminants. The Company also sells UV disinfection equipment to the municipal drinking water and wastewater markets. Through its wholly owned subsidiary, Advanced Separation Technologies Incorporated (AST), the Company designs and markets proprietary ISEP(R) (Ionic Separator) continuous ion exchange units for separation of organics and inorganic compounds, principally for process applications in the food, pharmaceutical and biotechnology industries and for nitrate and perchlorate removal from drinking water. AST also designs and markets CSEP(R) (Chromatographic Separator), a continuous chromatography separation system for applications in food, pharmaceutical and fine chemicals market segments.

  The following table details total net sales for the Engineered Systems segment in the past three years:

                                1998               1997              1996
                         ------------------ ------------------ -----------------
                                 Percentage         Percentage        Percentage
(Dollars in thousands)   Amount   of Total  Amount   of Total  Amount  of Total
----------------------   ------- ---------- ------- ---------- ------ ----------
Advanced Oxidation
 Technologies........... $ 8,051     36%    $ 7,631     27%    $6,658    100%
Advanced Separation
 Technologies...........  14,534     64      20,222     73         --     --
                         -------    ---     -------    ---     ------    ---
  Total net sales....... $22,585    100%    $27,853    100%    $6,658    100%
                         =======    ===     =======    ===     ======    ===

 Markets:

  The Company offers its carbon, service, carbon equipment, UV, ion exchange, and chromatographic separation systems to the Industrial Process and Environmental markets. Industrial process applications for the Company's products and services include purification, catalysis and product recovery within the food, chemical, pharmaceutical, biotechnology, medical, personnel protection, cigarette and precious metals industries. Environmental applications include drinking water purification, municipal wastewater and sewage treatment, groundwater remediation and emissions control in both industrial and municipal markets. Charcoal products are used primarily in Germany for barbecue grilling. The following table details total net sales by market for the past three years.

                                1998                1997                1996
                         ------------------- ------------------- -------------------
                                  Percentage          Percentage          Percentage
(Dollars in thousands)    Amount   of Total   Amount   of Total   Amount   of Total
----------------------   -------- ---------- -------- ---------- -------- ----------
Industrial Process
 Market:
  Food.................. $ 49,393     16%    $ 54,148     17%    $ 40,759     14%
  Chemical and
   pharmaceutical.......   22,662      8       24,786      8       21,881      7
  Original equipment
   manufacturers........   54,032     18       50,430     15       45,030     16
  Other.................   25,734      8       27,666      8       28,525     10
                         --------    ---     --------    ---     --------    ---
    Subtotal............  151,821     50      157,030     48      136,195     47
                         --------    ---     --------    ---     --------    ---
Environmental Market:
  Municipal.............   57,773     19       72,250     22       58,810     20
  Industrial............   72,059     24       77,905     24       74,396     26
                         --------    ---     --------    ---     --------    ---
    Subtotal............  129,832     43      150,155     46      133,206     46
                         --------    ---     --------    ---     --------    ---
Consumer Market:........   19,387      7       20,315      6       20,795      7
                         --------    ---     --------    ---     --------    ---
  Total net sales....... $301,040    100%    $327,500    100%    $290,196    100%
                         ========    ===     ========    ===     ========    ===

 Industrial Process Market:

  The Industrial Process Market consists of customers that use the Company's products either for purification, separation or concentration of their products in the manufacturing process or for direct incorporation into their product. The Industrial Process Market includes four significant sub-markets: the food market, the chemical and pharmaceutical market, the original equipment manufacturers market and a group of other sub-markets.

  Food Market. Sweetener manufacturers are the principal purchasers of the Company's products in the industrial process market. In terms of revenue, the Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Ion exchange systems are also used in this market.

  Other food processing applications include decolorization of monosodium glutamate and purification of citric acid, artificial sweeteners, soya oils, protein hydrolysates and wine and spirits; process water treatment in the beverage industry; and decaffeination of coffee utilizing the water process.

  Chemical and Pharmaceutical Market. The Company sells a wide range of activated carbons to the chemical and pharmaceutical market for the purification of organic and inorganic chemicals, by-product recovery, gas treatment and catalysis. Applications of these activated carbons include decolorization of hydrochloric acid, purification of soda ash, glycerine, analgesics, antibiotics and vitamins and removal of trace impurities from neon, carbon dioxide, acetylene and hydrogen. Systems that employ ion exchange technology contribute to sales within this market.

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

 Environmental Market:

  The Environmental Market consists of customers that use the Company's products to control air and water pollutants. The Environmental Market has two sub-markets, the municipal market and the industrial market.

  Municipal Market. The Company sells activated carbons, carbon equipment and services to municipal customers in connection with the treatment of potable water to remove pesticides and other dissolved organic material to meet current regulations and to remove tastes and odors to make the water aesthetically acceptable to the public. The Company sells primarily granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells UV systems for the destruction or inactivation of waterborne contaminants.

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

  Activated carbon is also used in the chemical, pharmaceutical and refining industry for purification of air discharges to remove contaminants such as benzene, toluene and other volatile organics. The Company offers carbon, services and carbon equipment for these applications.

 Consumer Market:

  The Consumer Market consists of sales of charcoal (Grillis(R) and Der Sommer-Hit(R)) for outdoor barbecue grilling. The Company's charcoal is sold principally in Germany. This market is weather dependent, with the majority of the sales in the spring and summer months.

 Sales and Marketing:

  The Company sells carbon, service, carbon equipment, and engineered systems throughout the world and in Germany sells charcoal. In areas outside of the United States and Europe, the Company's primary activity is the sale of activated carbons. Approximately 88% of its products and services are sold through its direct sales force, while 12% is through agents and distributors.

  The Company has a direct sales force in the United States for its Activated Carbon segment with offices located in Pittsburgh, Pennsylvania; Richmond, California; Vero Beach, Florida; Houston, Texas; and Bridgewater, New Jersey. The Company conducts activated carbon related sales in Canada through a distributor under direction of its wholly owned subsidiary. The Company also has a sales office in Markham, Ontario, Canada, which sells UV-based systems and a sales office in Lakeland, Florida through which it markets ion exchange and chromatographic separation systems. The Company maintains an office in Singapore to manage its business in South East Asia, including Malaysia, Thailand, Indonesia, India, Singapore and Oceana.

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

  All offices can play a role in sales of products or services from either of the Company's segments.

  The following table details total net sales to customers by geographic areas in the past three years:

                                1998                1997                1996
                         ------------------- ------------------- -------------------
                                  Percentage          Percentage          Percentage
(Dollars in thousands)    Amount   of Total   Amount   of Total   Amount   of Total
----------------------   -------- ---------- -------- ---------- -------- ----------
United States........... $162,481     54%    $173,858     53%    $165,671     57%
Europe..................   87,394     29      102,925     31       94,065     32
Other...................   51,165     17       50,717     16       30,460     11
                         --------    ---     --------    ---     --------    ---
  Total net sales....... $301,040    100%    $327,500    100%    $290,196    100%
                         ========    ===     ========    ===     ========    ===

Refer to Note 18 to the Consolidated Financial Statements for a discussion of other financial information classified by major countries in which the Company operates.

  The Company's products and services were purchased by approximately 4,000 active customers in 1998. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

 Competition:

  The Company has two principal competitors with respect to the production and sale of carbon related products: Norit, N.V., a Dutch company; and Westvaco Corporation, a United States company. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, carbon equipment and services is based both on price and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

  A number of other smaller competitors engage in the production and sale of activated carbons in the United States and throughout the world. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with the Company in the worldwide activated carbon business.

  In the United States and Europe the Company also competes with several small regional companies for the sale of its reactivation services and carbon equipment.

  In North America, the Company has competition for its UV technology product line from products not involving UV technology and from a number of smaller firms offering some form of advanced oxidation. In Europe, competition comes primarily from manufacturers of ozone generation equipment, principally Ozonia, a division of Lyonnaise des Eaux, Trailigaz, a subsidiary of Compagnie Generale des Eaux and Wedeco, a German-based supplier of ozone and ozone/ultraviolet based systems.

  In the ion exchange market, competitors range from a few large companies such as U.S. Filter and Applexion to hundreds of small local companies, with a few competitors providing a full range of filtration/separation equipment, technologies and service.

  There are a number of competitors in the consumer charcoal market whose production facilities are located in Eastern European countries, Spain, Portugal, South Africa and South America. These competitors offer inexpensive, low-quality products to the market.

 Capital Expenditures:

  In 1998, the Company invested $19.4 million for capital expenditures. Of that amount, $18.8 million were related to the Activated Carbon segment. The Company's 1999 capital expenditure budget approximates $19.0 million and is to include carbon production capacity increases for select products within the United States and in Europe, domestic service customer capital and the remainder of the costs associated with new computer hardware and software to operate the Company's corporate-wide business system. The Company believes that the funds generated from operations, supplemented as necessary with funds from lines of credit and its cash reserves, will provide sufficient funds required for such capital expenditures.

 Raw Materials:

  The principal raw material purchased by the Company for its Activated Carbon segment is bituminous coal from mines in the Appalachian Region and mines outside the United States, under both long-term and annual supply contracts. The Company purchases the coal used in its Belgian production facility from a number of coal companies throughout the world under similar arrangements. The Company purchases beech wood for its German charcoal operations through long-term contracts and on the open market, primarily waste slabs from saw mills or as off-cuts from the furniture industry. Most of the wood is sourced in Germany and the supply of wood is adequate.

  The Company purchases significant amounts of natural gas from various suppliers for use in its Activated Carbon segment's production facilities. In both the United States and Europe, this natural gas is purchased pursuant to various annual contracts with natural gas companies.

  The Company purchases hydrogen peroxide via long-term fixed-price contracts for its UV Technologies business.

  The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in the United States and Europe under annual supply contracts.

  The purchase of key equipment components for both segments is coordinated through agreements with various suppliers.

  The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials.

 Research and Development:

  The Company's research and development activities are conducted primarily at a research center near Pittsburgh, Pennsylvania, under the direction of a Senior Vice President with a staff of 53 employees. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon, activated charcoal cloth products, and equipment for testing and applications development. Experimental systems are also designed and evaluated at this location.

  The principal goals of the Company's research program are maintaining the Company as a technological leader in the production and sales of its products, services and equipment; developing new products and services; and providing technical support to the manufacturing and marketing operations of the Company with specific focus on advanced oxidation and separation applications and charcoal cloth utilization.

  The Company's research programs include new and improved methods for manufacturing and utilizing improved activated carbons for applications such as physical adsorbents and adsorptive catalysts. Emerging purification/separation/ concentration technologies are rigorously evaluated. The Centaur(R) product line represents a family of activated carbons developed for adsorptive/catalytic applications and the charcoal cloth line is the first commercial entry into the shaped carbon business.

  Research and development expenses were $8.4 million, $8.3 million and $6.5 million in 1998, 1997 and 1996, respectively.

 Patent and Trade Secrets:

  The Company possesses a substantial body of technical knowledge and trade secrets and owns 83 United States patents and 142 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

  The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company's facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company's facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company's reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company does not accept for reactivation carbons containing certain hazardous materials, including PCBs, dioxins and radioactive materials.

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

 Employee Relations:

  As of December 31, 1998, the Company employed 1,195 persons on a full-time basis, 701 of whom were salaried production, office, supervisory and sales personnel. The 261 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 2002 with respect to the Pittsburgh facility and on June 6, 2001 with respect to the Catlettsburg facility. The 112 hourly personnel at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are between the National Chemical Union and the German Chemical Federation. The current agreement expires on May 31, 1999. The 71 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 1999. The Company has 50 hourly employees at three non-union United Kingdom facilities (one of which is a customer location).

Item 2. Properties:

  The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:
Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Bodenfelde, Germany; Fukui, Fukui Prefecture, Japan. The Company leases three production facilities as follows: Lakeland, Florida; Markham, Ontario, Canada; Houghton Le Spring, England. During 1998, the Company essentially concluded its 1994 restructuring plan by transferring ownership of the Brilon Wald, Germany, plant to the local community. This plant was shut down in 1995.

  The Lakeland, Florida, and Markham, Ontario, Canada, locations are associated with the Engineered Systems segment and the remaining facilities produce product for the Activated Carbon segment.

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

  The Pittsburgh, Pennsylvania equipment and assembly plant is located approximately one mile from the carbon production plant and is situated within a 16-acre site that includes a 300,000 square foot building. The equipment and assembly plant occupies 95,000 square feet with the remaining space used as a centralized warehouse for carbon inventory. The plant assembles fully engineered carbon equipment for purification, concentration and separation systems.

  The Markham, Ontario, Canada assembly facility is housed in a 19,000 square foot building near Toronto, Ontario, Canada. Assembly of ultraviolet oxidation equipment takes place at this location. In addition, this facility houses a testing laboratory and pilot plant operations.

  The Lakeland, Florida ion exchange separation equipment plant occupies a 26,400 square foot building on approximately one and a half acres of property. The primary operations are warehousing and equipment testing.

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

Item 3. Legal Proceedings:

  The Company is a party to an action, Powell Duffryn Terminals, Inc. et al.
v. Calgon Carbon Corporation and Rayonier, Inc. CV 497-080 (U.S.D.C. S.D. Ga.), filed in April 1997, by Powell Duffryn Terminals, Inc. ("Powell Duffryn"), and sixteen of its insurance carriers. Plaintiffs seek indemnity, contribution and damages as a result of a fire and explosion that occurred on April 10, 1995 at Powell Duffryn's Savannah, Georgia chemical storage facility. Plaintiffs seek to recover all or part of an amount in excess of $57 million paid to resolve claims by third parties and to remediate Powell Duffryn's property and adjoining lands as a result of the fire and approximately $5.5 million allegedly paid by Powell Duffryn's first-party insurer, Industrial Risk Insurers ("IRI"), for Powell Duffryn's property damage and business interruption claims.

  Plaintiffs contend that the fire was caused as a result of an exothermic reaction occurring in a Calgon Carbon Corporation VentSorb(R) containing BPL activated carbon that Powell Duffryn had connected to three tanks containing flammable Crude Sulfate Turpentine ("CST") in order to control odors. Plaintiffs contend that the Company failed to warn of the potential for a fire from the use of VentSorbs containing activated carbon. Plaintiffs also seek to hold the Company liable for alleged negligent misrepresentation or negligent dissemination of business information.

  On August 26, 1997, Plaintiffs' counsel made a demand for damages under O.C.G.A. (S)51-12-14 for $35 million which encompassed all claims raised by Plaintiffs in the action. The Company rejected this demand. The Company has $40 million in excess third-party insurance coverage.

  On April 20, 1998, the United States District Court for Southern District of Georgia, Savannah Division, granted Calgon Carbon Corporation's Motion for Summary Judgment and entered judgment for the Company against the Plaintiffs.

  On May 4, 1998, the District Court denied Plaintiff's Motion for Reconsideration. Plaintiffs appealed the grant of the summary judgment and entry of judgment to the United States Court of Appeals for the Eleventh Circuit.

  On March 10, 1999, the United States Court of Appeals for the Eleventh Circuit issued a PER CURIAM opinion affirming the decision of United States District Court for the Southern District of Georgia, Savannah Division, which granted the Company's motion for summary judgment and entered judgment for Company against plaintiff. The plaintiffs have twenty-one (21) days to file a petition for reconsideration of the decision of the U.S. Court of Appeals for the Eleventh Circuit.
                             ---------------------

  In December 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated (AST). This Company designs and assembles proprietary separation equipment for use in the industrial process and environmental markets.

  During 1997, the Company recognized additional costs, primarily related to design and mechanical failures on projects which the sellers represented to be substantially complete as of December 31, 1996. A significant portion of these costs were related to design and/or other defects on critical components which the Company believes were known to the AST management and its owners as of December 31, 1996. The net additional estimated cost incurred and accrued as of December 31, 1997 on these projects of $9.7 million has been considered as additional acquisition costs and accordingly goodwill has been increased to reflect these costs.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters:

  The information required for this Item 5 appears under the caption "Common Shares and Market Information" on page 42 of the Annual Report to Stockholders for the Year Ended December 31, 1998 and is incorporated in this Annual Report by reference.

Item 6. Selected Financial Data:

  The information required by this Item 6 appears under the caption "Six-Year Summary, Selected Financial and Statistical Data" on page 41 of the Annual Report to Stockholders for the Year Ended December 31, 1998 and is incorporated in this Annual Report by reference.

Item 7. Management's Discussion and Analysis:

  The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 13 through 17 of the Annual Report to Stockholders for the Year Ended December 31, 1998 and is incorporated in this Annual Report by reference.

Item 8. Financial Statements and Supplementary Data:

  The financial statements and related report on the consolidated financial statements of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 1998, 1997 and 1996 required by this Item 8 appear on pages 19 through 42 of the Annual Report to Stockholders for the Year Ended December 31, 1998 and are incorporated in this Annual Report by reference.

Item 9. Disagreements with Accountants:

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant:

  Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of its Stockholders.

Item 11. Executive Compensation:

  Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of its Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

  Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 1999 Annual Meeting of its Stockholders.

Item 13. Certain Relationships and Related Transactions:

  Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of its Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

A. Financial Statements

  The following documents are filed as part of this report:

                                                                              Page(s) in Annual
                                                                                 Report to
                                                                              Stockholders for
                                                                               the Year Ended
                  Financial Statements and Related Report                     December 31, 1998
                  ---------------------------------------                     -----------------
Report of Independent Accountants, dated February 9, 1999...................         18
Consolidated Statement of Income for the Years Ended December 31, 1998,
 1997 and 1996..............................................................         19
Consolidated Balance Sheet as of December 31, 1998 and 1997.................         20
Consolidated Statement of Cash Flows for the Years Ended December 31, 1998,
 1997 and 1996..............................................................         21
Consolidated Statement of Shareholders' Equity for the Years Ended
 December 31, 1998, 1997 and 1996...........................................         22
Notes to the Consolidated Financial Statements..............................        23-40
Quarterly Financial Data--Unaudited.........................................         42

C. Exhibits

                                                                          Page
                                                                          ----
  3.1  Amended Certificate of Incorporation........................        (d)
  3.2  By-laws of the Registrant...................................        (a)
  4.0  Rights Agreement............................................        (f)
  9.1  Voting Trust Agreement......................................        (b)
  9.2  Voting Trust Certificate of Amendment.......................        (c)
 10.1* Calgon Carbon Corporation Stock Option Plan, as Amended.....        (e)
 10.3* Officers Incentive Plan of Calgon Carbon Corporation, as            (h)
       Amended.....................................................
 10.4* 1993 Non-Employee, Directors' Stock Option Plan, as Amended.        (g)
 21.0  The wholly owned subsidiaries of the Company are Chemviron
       Carbon GmbH, a German corporation; Calgon Carbon Canada,
       Inc., a Canadian corporation; Chemviron Carbon Ltd., a
       United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems
       Inc., a Nevada corporation; Charcoal Cloth (International)
       Limited, a United Kingdom corporation; Charcoal Cloth
       Limited, a United Kingdom corporation; Advanced Separation
       Technologies Incorporated, a Florida corporation; and Calgon
       Carbon Export Inc., a Barbados corporation. In addition, the
       Company owns 60% of Calgon Far East Co. Ltd., a Japanese
       corporation.
  23.1 Consent of Independent Accountants..........................       (17)

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

 (d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
 (e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
 (f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
 (g) Incorporated herein by reference to Exhibit 10.4 to material appearing under the heading of "Executive Compensation" in the Company's Proxy
     Statement for the 1999 Annual Meeting of its Stockholders.
 (h) Incorporated herein by reference to Exhibit 10.3 to material appearing under the heading of "Executive Compensation" in the Company's Proxy
     Statement for the 1999 Annual Meeting of its Stockholders.
   * Executive compensation plans.

D.  Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Calgon Carbon Corporation

           March 15, 1999                          /s/ Thomas A. McConomy
-------------------------------------     By: _________________________________
               (Date)                                Thomas A. McConomy
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Thomas A. McConomy         President, Chief Executive   March 15, 1999
______________________________________  Officer, Director,
          Thomas A. McConomy            Chairman of the Board

        /s/ Clarence J. Kenney         Interim Chief Financial      March 15, 1999
______________________________________  Officer
          Clarence J. Kenney

      /s/ Robert W. Cruickshank        Director                     March 15, 1999
______________________________________
        Robert W. Cruickshank

        /s/ Arthur L. Goeschel         Director                     March 15, 1999
______________________________________
          Arthur L. Goeschel

          /s/ Nick H. Prater           Director                     March 15, 1999
______________________________________
            Nick H. Prater

        /s/ Seth E. Schofield          Director                     March 15, 1999
______________________________________
          Seth E. Schofield

          /s/ Harry H. Weil            Director                     March 15, 1999
______________________________________
            Harry H. Weil

          /s/ Robert L. Yohe           Director                     March 15, 1999
______________________________________
            Robert L. Yohe

                                 EXHIBIT INDEX

 Exhibit                                                           Method of
   No.                        Description                            Filing
 -------                      -----------                        --------------
   3.1   Amended Certificate of Incorporation.................        (d)
   3.2   By-laws of the Registrant............................        (a)
   4.0   Rights Agreement.....................................        (f)
   9.1   Voting Trust Agreement...............................        (b)
   9.2   Voting Trust Certificate of Amendment................        (c)
  10.1*  Calgon Carbon Corporation Stock Option Plan, as
         Amended..............................................        (e)
  10.3*  Officers Incentive Plan of Calgon Carbon Corporation,
         as Amended...........................................        (h)
  10.4*  1993 Non-Employee, Directors' Stock Option Plan, as
         Amended..............................................        (g)
  21.0   The wholly owned subsidiaries of the Company are
         Chemviron Carbon GmbH, a German corporation; Calgon
         Carbon Canada, Inc., a Canadian corporation;
         Chemviron Carbon Ltd., a United Kingdom corporation;
         Calgon Carbon Investments Inc., a Delaware
         corporation; Solarchem Environmental Systems Inc., a
         Nevada corporation; Charcoal Cloth (International)
         Limited, a United Kingdom corporation; Charcoal Cloth
         Limited, a United Kingdom corporation; Advanced
         Separation Technologies Incorporated, a Florida
         corporation; and Calgon Carbon Export Inc., a
         Barbados corporation. In addition, the Company owns
         60% of Calgon Far East Co. Ltd., a Japanese
         corporation..........................................   Filed herewith
  23.1   Consent of Independent Accountants...................   Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of its Stockholders.
  * Executive compensation plans.
(h) Incorporated herein by reference to Exhibit 10.3 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of its Stockholders.
  * Executive compensation plans.