Form 10-Q
period 1999-03-31
CALGON CARBON CORPORATION
filed 1999-05-12
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Yes       No
   -----     ------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at April 30, 1999
-----------------------------                 -----------------------------
Common Stock,  $.01 par value                      38,798,460 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999



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


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

Item 1.     Financial Statements
-------
                                                                         Page
                                                                         ----

            Introduction to the Financial Statements................       2

            Consolidated Statement of Income and
            Retained Earnings.......................................       3

            Consolidated Balance Sheet..............................       4

            Consolidated Statement of Cash Flows....................       5

            Selected Notes to Financial Statements..................       6


Item 2. Management's Discussion and Analysis of Results
------  -----------------------------------------------
         of Operations and Financial Condition......................       7
         ------------------------------------



PART II - OTHER INFORMATION
-------   -----------------

Item 4. Submission of Matters to a Vote of Security Holders.........      14
------- ---------------------------------------------------

Item 5. Other Information...........................................      14
------- -----------------

Item 6. Exhibits and Reports on Form 8-K............................      14
------- --------------------------------

SIGNATURES..........................................................      15
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
-------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


     The consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and the notes included therein for the year ended December 31, 1998.

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



                                    Three Months Ended
                                        March 31,
                                 ------------------------
                                    1999         1998
                                 -----------  -----------

Net sales......................    $ 71,792     $ 69,508
                                   --------     --------

Cost of products sold
  (excluding depreciation).....      45,682       40,975
Depreciation and amortization..       5,981        5,450
Selling, general and
  administrative expenses......      12,751       13,791
Research and development
  expenses.....................       1,867        1,967
                                   --------     --------

                                     66,281       62,183
                                   --------     --------

Income from operations.........       5,511        7,325

Interest income................          12           34
Interest expense...............      (1,134)      (1,175)
Other income (expense)--net....        (349)        (431)
                                   --------     --------

Income before income taxes
  and minority interest........       4,040        5,753

Provision for income
  taxes........................       1,455        2,152
                                   --------     --------

Income before minority
  interest.....................       2,585        3,601

Minority interest..............           9          (32)
                                   --------     --------

Net income.....................       2,594        3,569

Common stock dividends.........      (3,098)      (3,179)
Retained earnings, beginning
  of period....................     163,911      168,275
                                   --------     --------
Retained earnings, end of
  period.......................    $163,407     $168,665
                                   ========     ========

Net income per common share
  (basic and diluted)..........        $.07         $.09
                                   ========     ========

Weighted average shares
  outstanding..................   38,726,127  39,742,660
                                  ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)


                                                 March 31,   December 31,
                                                   1999          1998
                                                -----------  -------------
                                                (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents...................    $  2,255       $  1,325
  Receivables.................................      55,450         56,463
  Inventories.................................      59,562         57,816
  Other current assets........................      13,976         14,236
                                                  --------       --------
     Total current assets.....................     131,243        129,840

Property, plant and equipment, net............     183,388        189,250
Intangibles...................................      77,974         78,342
Other assets..................................       8,829          9,562
                                                  --------       --------

     Total assets.............................    $401,434       $406,994
                                                  ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..........    $ 24,636       $ 22,131
  Accounts payable and accrued liabilities....      31,209         33,704
  Restructuring reserve.......................       4,156          4,909
  Payroll and benefits payable................       9,714         10,141
  Accrued income taxes........................       1,534            933
                                                  --------       --------
     Total current liabilities................      71,249         71,818

Long-term debt................................      70,833         71,101
Deferred income taxes.........................      41,199         42,641
Other liabilities.............................       9,852          9,826
                                                  --------       --------

     Total liabilities........................     193,133        195,386
                                                  --------       --------

Minority interest.............................       1,494          1,622
                                                  --------       --------

Commitments and contingencies.................           -              -
                                                  --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,503,960
    shares issued.............................         415            415
  Additional paid-in capital..................      62,868         62,868
  Retained earnings...........................     163,407        163,911
  Accumulated other comprehensive income......       7,232          9,778
                                                  --------       --------
                                                   233,922        236,972

  Treasury stock, at cost, 2,780,500 and
    2,761,500 shares..........................     (27,115)       (26,986)
                                                  --------       --------

     Total shareholders' equity...............     206,807        209,986
                                                  --------       --------

     Total liabilities and
       shareholders' equity...................    $401,434       $406,994
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                    --------------------
                                                      1999       1998
                                                    ---------  ---------
Cash flows from operating activities
------------------------------------
Net income........................................   $ 2,594    $ 3,569
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization...................     5,981      5,450
  Employee benefit plan provisions................       132        102
  Changes in assets and liabilities - net of
    effects from purchase of businesses and
    exchange:
      (Increase) decrease in receivables..........      (328)     8,328
      (Increase) in inventories...................    (3,292)    (7,915)
      Decrease in other current assets............       160      2,037
      (Decrease) in restructuring reserve.........      (748)       (46)
      (Decrease) in accounts payable
        and accruals..............................      (550)    (9,630)
      Increase in long-term deferred
        income taxes (net)........................       799        413
  Other items--net................................       104       (207)
                                                     -------    -------
     Net cash provided by
        operating activities......................     4,852      2,101
                                                     -------    -------

Cash flows from investing activities
------------------------------------
  Purchase of businesses..........................      (566)    (1,379)
  Property, plant and equipment expenditures......    (2,775)    (5,768)
  Proceeds from disposals of equipment............       319        134
                                                     -------    -------
    Net cash (used in) investing activities.......    (3,022)    (7,013)
                                                     -------    -------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings....................     2,411      7,815
  Treasury stock purchases........................      (129)         -
  Common stock dividends..........................    (3,105)    (3,179)
                                                     -------    -------
     Net cash provided by (used in) financing
        activities................................      (823)     4,636
                                                     -------    -------

Effect of exchange rate changes on cash...........       (77)         8
                                                     -------    -------

Increase (decrease) in cash and cash equivalents..       930       (268)
Cash and cash equivalents, beginning
  of period.......................................     1,325      7,982
                                                     -------    -------

Cash and cash equivalents, end of period..........   $ 2,255    $ 7,714
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1. Inventories:


                               March 31, 1999      December 31, 1998
                              ----------------     -----------------
 Raw materials                  $ 12,779                $12,943
 Finished goods                   46,783                 44,873
                                --------                -------
                                $ 59,562                $57,816
                                ========                =======

2. Supplemental Cash Flow Information:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                 1999                  1998
                                                -------               -------
  Cash paid during the period for:
   Interest                                     $ 1,242               $ 1,192
   Income taxes, net of refunds                 $   325               $ 1,382
                                                =======               =======

  Bank debt:
   Borrowings                                   $ 4,363               $13,101
   Repayments                                    (1,952)               (5,286)
                                                -------               -------
  Net proceeds from borrowings                  $ 2,411               $ 7,815
                                                =======               =======

3. Common stock dividends declared during both quarters ended March 31, 1999 and 1998 were $.08 per common share.


4. Comprehensive Income:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999               1998
                                                 ---------            -------
  Net income                                       $ 2,594            $ 3,569
  Other comprehensive (loss)
    net of tax (benefit) of
   ($1,371) and ($409),
    respectively                                    (2,546)              (760)
                                                   -------            -------
  Comprehensive income                             $    48            $ 2,809
                                                   =======            =======


 The only matter contributing to the other comprehensive losses was the currency translation adjustment.

5. Segment Information:


                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1999               1998
                                                ---------          ---------
  Net Sales
   Activated Carbon                               $65,190            $65,947
   Engineered Systems                               6,602              3,561
                                                  -------            -------
                                                  $71,792            $69,508
                                                  =======            =======

  Income from operations before
     amortization
   Activated Carbon                               $ 5,200            $ 8,906
   Engineered Systems                                 899               (980)
                                                  -------            -------
                                                    6,099              7,926
  Reconciling items
   Amortization of intangibles and
     organization costs                              (588)              (601)
   Interest income                                     12                 34
   Interest expense                                (1,134)            (1,175)
   Other expense - net                               (349)              (431)
                                                  -------            -------
  Consolidated income before income
     taxes and minority interest                  $ 4,040            $ 5,753
                                                  =======            =======

Item 2.  Management's Discussion and Analysis of Results of
------   --------------------------------------------------
           Operations and Financial Condition
           ----------------------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
---------------------

   Consolidated net sales for the three-month period ended March 31, 1999 increased $2.3 million, or 3.3%, versus the three months ended March 31, 1998. Refer to the table below for sales detail by segments/products, markets and geography for both periods. These amounts are in thousands of dollars:


                                      Three Months Ended March 31,
                                      -----------------------------
                                        1999       1998    %Change
                                      --------    -------  --------
Segments/Products
-----------------

Activated Carbon Segment
   Carbon                               $33,822   $36,416   -  7.1%
   Service                               23,102    21,222   +  8.9
   Carbon Equipment                       4,872     4,552   +  7.0
   Charcoal and Liquid                    3,394     3,757   -  9.7
                                        -------   -------   ------
                                         65,190    65,947   -  1.1
                                        -------   -------   ------

Engineered Systems Segment
   Advanced Oxidation Technologies        1,617     1,721   -  6.0
   Advanced Separation Technologies       4,985     1,840   +170.9
                                        -------   -------   ------
                                          6,602     3,561   + 85.4
                                        -------   -------   ------
   TOTAL                                $71,792   $69,508   +  3.3%
                                        =======   =======   ======

Markets
-------

Industrial
  Food                                  $11,845   $11,013   +  7.6%
  Chemical/Pharmaceutical                 6,377     5,289   + 20.6
  Original Equipment
     Manufacturer                        12,678    13,524   -  6.3
  Other                                   5,370     6,219   - 13.7
                                        -------   -------   ------
                                         36,270    36,045   +  0.6
                                        -------   -------   ------
Environmental
  Municipal                              13,044    12,228   +  6.7
  Industrial                             19,084    17,478   +  9.2
                                        -------   -------   ------
                                         32,128    29,706   +  8.2
                                        -------   -------   ------

Consumer                                  3,394     3,757   -  9.7
                                        -------   -------   ------
  TOTAL                                 $71,792   $69,508   +  3.3%
                                        =======   =======   ======


Geography
---------

United States                           $40,461   $37,449   +  8.0%
Europe                                   21,926    18,364   + 19.4
Other                                     9,405    13,695   - 31.3
                                        -------   -------   ------
  TOTAL                                 $71,792   $69,508   +  3.3%
                                        =======   =======   ======


The overall net sales were up nicely. Within the activated carbon segment, sales of service and carbon equipment increased while revenues from carbon and charcoal declined. These results included gains associated with foreign exchange of $0.8 million due primarily to the weakening of the U.S. dollar versus the Belgian franc, German deutsche mark and Japanese yen. The increase within the engineered systems segment was associated with gains by the Advanced Separation Technologies business. The decrease in sales of carbon products included some price decreases but was primarily the result of the non-repeating of initial fills in the Japanese municipal category and in the Asia oil and gas refining market. Service sales increased worldwide, primarily in the environmental industrial market. Carbon equipment sales increased in the United States environmental municipal and industrial categories and in the environmental municipal market in Europe. Sales were also strong in the Food market. The increase in the Advanced Separation Technologies business, within the Chemical/Pharmaceutical category, was due to new orders and the shifting of resources, from warranty work on units in fabrication prior to the Company's acquisition of this business, to current projects. The backlog has increased by $3.8 million from December 31, 1998. New product sales (sales of products introduced within the past 5 years), as a percentage of total sales, were 18% during the quarter ended March 31, 1999 versus 10% for the three months ended March 31, 1998.

Gross profit, before depreciation, as a percentage of net sales, for the three-month period ended March 31, 1999 was 36.4% as compared to 41.0% for the three months ended March 31, 1998. The decline in the activated carbon segment was related to competitive pressure on pricing and reduced activated carbon sales versus relatively fixed manufacturing costs. This decrease was partially offset by an increase in the Advanced Separation Technologies category due to continued cost control and improved project management practices. Both segments benefitted from increases associated with cost reductions due to the 1998 restructuring of operations.

Depreciation and amortization expenses increased by $0.5 million primarily due to depreciation associated with the Company's new business information system.

Combined, selling, general and administrative expenses and research and development expenses, were down by $1.1 million in 1999 versus 1998. This reduction was primarily the result of the 1998 restructuring of operations. Research and development expenses, as a percentage of net sales, were 2.6% in the quarter ended March 31, 1999 versus 2.8% in the three months ended March 31, 1998.

The effective tax rate for the three-month period ended March 31, 1999 was 36.0% versus 37.4% for the three months ended March 31, 1998. This reduction was related to higher utilization of foreign tax credits.

Financial Condition
-------------------

 Working Capital and Liquidity
 -----------------------------

  Positive cash flow provided by operating activities was $4.9 million for the three months ended March 31, 1999, primarily from net earnings before non-cash charges of depreciation and amortization, which was offset by increased investment in working capital.

The working capital increase was primarily due to increased inventory levels and decreased payables and accruals. Inventories increased $1.7 million to $59.6 million due to slightly higher inventory within the activated carbon segment. The Company expects to reduce its inventory levels during 1999. The new information systems will allow better balance of product output with expected sales activity. The Company's restructuring reserve decreased $0.7 million due to cash outlays for employee severance costs and benefits in connection with the 1998 restructuring plan. Currently maturing debt and short-term borrowings increased $2.5 million to $24.6 million at March 31, 1999. The net impact of foreign currency translation decreased working capital by $1.8 million reflecting spot foreign exchange rates at March 31, 1999 and December 31, 1998.

Total debt at March 31, 1999 was $95.5 million, an increase of $2.2 million, primarily to support working capital changes. The Company's unused credit availability at March 31, 1999 was $28.6 million under its two one-year United States credit lines and 23.5 million deutsche mark ($12.9 million) from its German credit facility. The Company expects to refinance or renew its short term bank lines prior to their maturity in 1999.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

Status of Restructuring of Operations
-------------------------------------

  In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organization structure. The implementation began in September 1998 and is expected to be completed by mid 1999. With the exception of the asset write offs, these restructuring charges required cash outlays.
This plan is expected to reduce costs by approximately $10 million on an annualized basis when fully implemented. The number of planned employee separations from this restructuring was 131. Separations through March 31, 1999 were 117.

During the fourth quarter of 1998, the Company concluded its 1994 restructuring plan by transferring ownership of the Brilon Wald, Germany plant to the local community. The plant was shut down in 1995.

The restructuring reserve activity for the three months ended March 31, 1999 was:


                            Balance                        Balance
($000)                       1-1-99  Payments   Exchange    3-31-99
                            -------  --------   --------   --------

1998 Plan
---------
 Employee severance and
   termination benefit
   costs                    $ 4,393     $(667)       $ -   $  3,726
 Other costs                    407       (31)         -        376
                            -------     -----   --------   --------
                              4,800      (698)         -      4,102

1994 Plan
---------
 Disposition costs
   associated with the
   closing of the Brilon
   Wald, Germany Plant          109       (50)        (5)        54
                            -------     -----   --------   --------
                            $ 4,909     $(748)       $(5)  $  4,156
                            =======     =====   ========   ========


The reserve balances are deemed adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $2.8 million for the three-month period ended March 31, 1999 compared to expenditures of $5.8 million for the same period in 1998. The decrease was primarily due to a lower level of expenditures associated with the new business information system. Investment in the new business information systems accounted for $0.8 million of the 1999 expenditures while domestic customer capital expenditures were $0.4 million and capacity and cost reduction related spending was $0.6 million in the United States and $0.5 million in Europe. Total capital expenditures are currently expected to be approximately $20.0 million for the year 1999.

The purchase of business expenditures, for both periods, represents the continuation of previously accrued cash expenditures for Advanced Separation Technologies (a 1996 acquisition) project failures for projects completed before the acquisition.

Year 2000
---------

     The Company has continued to address the Year 2000 issues related to both information technology and non-information technology aspects. The following discussion is a description of activities, results and expectations on each of these fronts.

General Comments
----------------

     A task force was established in 1997 to identify all potential areas of material risk and to make required modifications as they relate to business computer systems, technical infrastructure, end user computing, suppliers, customers and manufacturing systems.

Key suppliers of material, services and equipment have been surveyed regarding their Year 2000 compliance and their responses are being analyzed. Sixty percent of the surveys have been returned and of those, 89% indicate that they are now compliant.

Further, all purchase orders for new software and/or hardware include a statement, that by acceptance of the purchase order, the vendor is certifying compliance.

Business contingency plans are being developed for all locations to mitigate risks associated with potential loss of utilities, wide-area networks, etc. These plans will be finalized by the third quarter of 1999.

Information Technology
----------------------

     To ensure Year 2000 compliance, the Company is engaged in a program to modernize and replace its computerized production control and management information systems with SAP. SAP is an enterprise wide business system that was installed to replace the previous legacy system. Although Year 2000 compliance is not the primary purpose of the program, the new system is scheduled to be fully implemented, in the U.S. and Europe, by the second quarter of 1999 and is expected to be Year 2000 ready. Final testing of SAP's Year 2000 compliance is scheduled to occur before May 31, 1999.

Included in the above activity is the replacement of the existing human resource system. This task is expected to be completed during the second quarter of 1999. No known supplier issues are involved.

Year 2000 compliance audit of the Company's personal computers and related software is complete. Results indicate that approximately 83% are compliant. The majority of the non-compliant personal computers are scheduled to come off lease in 1999 and will therefore be replaced via the Company's existing lease program. The remainder will be remediated by June 30, 1999.

Additional costs for Year 2000 compliance are not expected to be material to the operating results.

Non-Information Technology
--------------------------

     The Company has established a task team to identify and resolve the millennium date rollover issues in its manufacturing processes worldwide. This focus is on process related technology and other devices with embedded microprocessors which are used to control the manufacturing processes or operate security, communication or building services. The initial phase of planning and awareness was completed in early 1998. The inventory phase was completed during the second quarter of 1998 for both the domestic and European manufacturing facilities. The compliance status of all devices has been determined. Approximately 95% of all devices are compliant. Detailed definition and implementation of solutions is currently under way and will be completed by June 30, 1999. Necessary corrective actions have been determined for all of the non-complying devices.

As projected, the first quarter of 1999 saw substantial progress on detailed definition and solution of Year 2000 problems in the domestic and European manufacturing facilities. The accuracy of the initial compliance assessment was borne out in full scale tests at the Pearl River, Mississippi plant and in two of the reactivation facilities at Feluy, Belgium. The "B" line at the Big Sandy, Kentucky plant will be similarly tested during the second quarter of 1999, and the remaining lines in subsequent months. Based on the similarity of Big Sandy equipment to that at Pearl River, no significant problems are foreseen in the Big Sandy tests. Testing is scheduled to begin at Neville Island, Pennsylvania in May, 1999.

The Grays and Carbon Cloth production facilities in the United Kingdom have been determined to be Year 2000 compliant. Costs for hardware/software for these plants were below the budgeted values. Upgrades to control software at the Bodenfelde, Germany plant are underway with costs projecting slightly above budget. Overall, costs for bringing the European manufacturing operations into compliance will be below budget.

The costs to address the Company's Year 2000 issues in manufacturing have been estimated in the range of $0.5 million to $0.8 million. Costs through March 31, 1999 total about $0.4 million. Based on expenditures to date and full scale test results, it appears that the total cost will be within the estimated range. These expense items include third party consultant fees and costs to upgrade or replace non-compliant devices. None of the components of the estimate were contemplated for reasons other than Year 2000 readiness.

The task team is making efforts to ensure that all devices will be Year 2000 ready, however, since the assessment process is still under way, it is not possible to guarantee the results at this point. It is expected that all manufacturing operations will be ready and operable. However, if a significant uncertainty arises at any time, a plan will be developed in the third quarter of 1999 to focus efforts on those devices critical to operation of the production process(es). Devices that are informational only or non-critical to operation will then be deferred until the operability of the process(es) is ensured.

     The Company anticipates that the most likely worst case Year 2000 scenario, if one were to occur, would be the inability of third party suppliers such as utility providers, telecommunication companies and other critical suppliers to continue providing their products and services. This possible scenario could pose the most significant threat to the operation of the Company's facilities along with associated environmental and potential financial consequences. If this would occur, new suppliers would be contacted immediately.

     Discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated with compliance could be adversely impacted by, among other matters, the availability and cost of programming and testing resources, vendors' ability to modify software and unanticipated problems identified in the ongoing compliance review. The Company has little or no control over the actions of the proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the Company.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value of the recognized asset or liability are recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. This pronouncement is required to be adopted in periods of fiscal years beginning after June 15, 1999. Adoption of this statement would have no impact on the current year financial statements or results; however, it could impact future periods if derivative instruments are used to manage the risks of the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None

Item 5.  Other Information
------   -----------------

         Change to the By-laws of the Registrant

           At a meeting on April 20, 1999, the Board of Directors of the Company approved the addition of new section 1.08 to Article I of the By-laws of the Company. The new section of the By-laws requires that any stockholder of the Company intending to present a nomination of persons for election to the Board of Directors of the Company or a proposal for action by the stockholders at an annual or special meeting must give written notice of the proposal, containing specified information, to the Secretary of the Company not later than the notice deadline established under the new section of the By-laws.

           The notice deadline will generally be 60 days prior to the anniversary date of the Company's proxy statement for the previous year's annual meeting. For the 2000 annual meeting, this notice deadline will be January 18, 2000. Compliance with the notice requirements of the new section of the By-laws will be required in order for a nomination or stockholder proposal to be presented for a stockholder vote at an annual or special meeting.

           The new section of the By-laws also provides that nominations of persons for election to the Board of Directors will exclusively be made by the Board or a Committee appointed by the Board. The Corporate Governance Committee of the Company has been appointed by the Board to make such nomination and will consider candidates proposed by stockholders who meet the notice and information requirements specified in new Section 1.08 of the By-laws.

           The new section of the By-laws will not affect any rights of a stockholder to request inclusion of a proposal in the Company's proxy statement pursuant to Securities and Exchange Commission Rule 14a-8 or to present for action at an annual meeting any proposal so included. Rule 14a-8 requires that notice of stockholder proposals requested to be included in the Company's proxy materials pursuant to that Rule must generally be furnished to the Company not later than 120 days prior to the anniversary date of the Company's proxy statement for the previous year's annual meeting. For the 2000 annual meeting, the Rule 14a-8 notice deadline is November 18, 1999.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(d)  Exhibits

         3(ii) Amended and Restated By-laws of the Registrant

(e)  Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended March 31, 1999.

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



                                   CALGON CARBON CORPORATION
                                   -------------------------
                                         (REGISTRANT)



Date: May 13, 1999                By /s/Clarence J. Kenney
                                     ---------------------------------
                                    Clarence J. Kenney
                                    Interim Chief Financial Officer