Form 10-Q
period 1999-06-30
CALGON CARBON CORPORATION
filed 1999-08-12
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Yes_____  No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at July 30, 1999
-----------------------------               ----------------------------
Common Stock,  $.01 par value                      38,802,132 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED June 30, 1999


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


                                   I N D E X
                                   ---------

PART 1 - FINANCIAL INFORMATION
------   ---------------------

    Item 1.     Financial Statements
    -------
                                                                        Page
                                                                        ----

                Introduction to the Financial Statements.......          2

                Consolidated Statement of Income and
                Retained Earnings..............................          3

                Consolidated Balance Sheet.....................          4

                Consolidated Statement of Cash Flows...........          5

                Selected Notes to Financial Statements.........          6


    Item 2.     Management's Discussion and Analysis of Results
    -------     -----------------------------------------------
                of Operations and Financial Condition .........          8
                -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

    Item 4.     Submission of Matters to a Vote of Security
    ------      -------------------------------------------
                Holders........................................         15
                -------

    Item 6.     Exhibits and Reports on Form 8-K ..............         15
    ------      --------------------------------


SIGNATURES ....................................................         16
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
                                  (Unaudited)

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                         ----------------------    ----------------------
                                                           1999         1998         1999          1998
                                                         --------     --------     --------      --------

Net sales.............................................   $ 80,215     $ 85,713     $152,007      $155,221
                                                         --------     --------     --------      --------

Cost of products sold
  (excluding depreciation)............................     51,869       53,687       97,551        94,662
Depreciation and amortization.........................      5,873        5,411       11,854        10,861
Selling, general and
  administrative expenses.............................     14,768       14,546       27,519        28,337
Research and development
  expenses............................................      2,020        2,169        3,887         4,136
                                                         --------     --------     --------      --------

                                                           74,530       75,813      140,811       137,996
                                                         --------     --------     --------      --------

Income from operations................................      5,685        9,900       11,196        17,225

Interest income.......................................         22           53           34            87
Interest expense......................................     (1,245)      (1,271)      (2,379)       (2,446)
Other income (expense)--net...........................       (319)        (389)        (668)         (820)
                                                         --------     --------     --------      --------

Income before income taxes
  and minority interest...............................      4,143        8,293        8,183        14,046

Provision for income
  taxes...............................................      1,498        3,070        2,953         5,222
                                                         --------     --------     --------      --------

Income before minority
  interest............................................      2,645        5,223        5,230          8,824

Minority interest.....................................         47           (6)          56            (38)
                                                         --------     --------     --------       --------

Net income............................................      2,692        5,217        5,286          8,786

Common stock dividends................................     (3,104)      (3,180)      (6,202)        (6,359)
Retained earnings, beginning
  of period...........................................    163,407      168,665      163,911        168,275
                                                         --------     --------     --------       --------
Retained earnings, end of
  period..............................................   $162,995     $170,702     $162,995       $170,702
                                                         ========     ========     ========       ========

Net income per common share
  (basic and diluted).................................   $    .07         $.13         $.14           $.22
                                                       ==========    =========   ==========     ==========
Weighted average shares
  outstanding......................................... 38,784,415   39,742,660   38,755,432     39,742,660
                                                       ==========   ==========   ==========     ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                     June 30,        December 31,
                                                       1999              1998
                                                    -----------      -------------
                                                    (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents.......................    $  5,455       $  1,325
  Receivables.....................................      60,026         56,463
  Inventories.....................................      56,445         57,816
  Other current assets............................      15,832         14,236
                                                      --------       --------
     Total current assets.........................     137,758        129,840

Property, plant and equipment, net................     179,041        189,250
Intangibles.......................................      77,578         78,342
Other assets......................................       8,479          9,562
                                                      --------       --------

     Total assets.................................    $402,856       $406,994
                                                      ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..............    $ 29,262       $ 22,131
  Accounts payable and accrued liabilities........      30,447         33,704
  Restructuring reserve...........................       2,663          4,909
  Payroll and benefits payable....................       9,887         10,141
  Accrued income taxes............................       3,016            933
                                                      --------       --------
     Total current liabilities....................      75,275         71,818

Long-term debt....................................      70,834         71,101
Deferred income taxes.............................      39,624         42,641
Other liabilities.................................      10,099          9,826
                                                      --------       --------

     Total liabilities............................     195,832        195,386
                                                      --------       --------

Minority interest.................................       1,414          1,622
                                                      --------       --------

Commitments and contingencies.....................           -              -
                                                      --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,582,632 and 41,503,960
    shares issued.................................         416            415
  Additional paid-in capital......................      63,371         62,868
  Retained earnings...............................     162,995        163,911
  Accumulated other comprehensive income..........       5,943          9,778
                                                      --------       --------
                                                       232,725        236,972

  Treasury stock, at cost, 2,780,500 and
    2,761,500 shares..............................     (27,115)       (26,986)
                                                      --------       --------

     Total shareholders' equity...................     205,610        209,986
                                                      --------       --------

     Total liabilities and
       shareholders' equity.......................    $402,856       $406,994
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                                 -------------------
                                                   1999      1998
                                                 --------  --------
Cash flows from operating activities
------------------------------------
Net income.....................................  $ 5,286   $  8,786
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization................   11,854     10,861
  Employee benefit plan provisions.............      246        206
  Changes in assets and liabilities - net of
    effects from purchase of businesses and
    exchange:
      (Increase) decrease in receivables.......   (5,723)     5,504
      (Increase) in inventories................     (639)    (6,781)
      (Increase) decrease in other current
        assets.................................   (1,728)     3,045
      (Decrease) in restructuring reserve......   (2,238)       (96)
      Increase (decrease) in accounts payable
        and accruals...........................    1,006    (10,940)
      Increase in long-term deferred
        income taxes (net).....................      648      3,152
  Other items--net.............................      477       (422)
                                                 -------   --------
     Net cash provided by
        operating activities...................    9,189     13,315
                                                 -------   --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses.......................     (725)    (2,308)
  Property, plant and equipment expenditures...   (5,138)   (10,535)
  Proceeds from disposals of equipment.........      431        273
                                                 -------   --------
    Net cash (used in) investing activities....   (5,432)   (12,570)
                                                 -------   --------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings.................    7,351      7,687
  Treasury stock purchases.....................     (129)         -
  Common stock dividends.......................   (6,202)    (6,359)
                                                 -------   --------
     Net cash provided by financing
        activities.............................    1,020      1,328
                                                 -------   --------

Effect of exchange rate changes on cash........     (647)        52
                                                 -------   --------

Increase in cash and cash equivalents..........    4,130      2,125
Cash and cash equivalents, beginning
  of period....................................    1,325      7,982
                                                 -------   --------

Cash and cash equivalents, end of period.......  $ 5,455   $ 10,107
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

                           CALGON CARBON CORPORATION
                    SELECTED NOTES TO FINANCIAL STATEMENTS
                    --------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

1.  Inventories:

                                       June 30, 1999         December 31, 1998
                                       -------------         -----------------
 Raw materials                           $12,134                   $12,943
 Finished goods                           44,311                    44,873
                                         -------                   -------
                                         $56,445                   $57,816
                                         =======                   =======

2.  Supplemental Cash Flow Information:


                                             Six Months Ended June 30,
                                           ---------------------------
                                            1999                    1998
                                          -------                  -------

    Cash paid during the period for:
     Interest                             $ 2,616                  $ 2,443
     Income taxes, net of refunds         $   671                  $ 5,091
                                          =======                  =======

    Bank debt:
     Borrowings                           $11,624                  $16,824
     Repayments                            (4,273)                  (9,137)
                                          -------                  -------
    Net proceeds from borrowings          $ 7,351                  $ 7,687
                                          =======                  =======

3. Common stock dividends declared during both quarters ended June 30, 1999 and 1998 were $.08 per common share.

4. Comprehensive Income:

                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                        --------              --------
                                      1999     1998       1999      1998
                                    -------   ------     ------    ------

  Net income                        $ 2,692   $5,217     $ 5,286   $8,786
  Other comprehensive income
   (loss), net of tax (benefit)
   of ($694), $242, ($2,605)
   and ($167), respectively          (1,289)     449      (3,835)    (311)
                                    -------   ------     -------   ------
  Comprehensive income              $ 1,403   $5,666     $ 1,451   $8,475
                                    =======   ======     =======   ======

  The only matter contributing to the other comprehensive income (loss) was the currency translation adjustment.

5. Segment Information:


                                    Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                          --------             --------
                                    1999         1998      1999       1998
                                    ----        ------    ------     ------
  Net Sales
   Activated Carbon                 $72,933    $78,567   $138,123     $144,514
   Engineered Systems                 7,282      7,146     13,884       10,707
                                    -------    -------   --------     --------
                                    $80,215    $85,713   $152,007     $155,221
                                    =======    =======   ========     ========

  Income from operations before
      amortization
   Activated Carbon                 $ 5,822    $ 9,869   $ 11,022     $ 18,775
   Engineered Systems                   434        631      1,333         (349)
                                    -------    -------   --------     --------
                                      6,256     10,500     12,355       18,426

  Reconciling items
   Amortization of intangibles
      and organization costs           (571)      (600)    (1,159)      (1,201)
   Interest income                       22         53         34           87
   Interest expense                  (1,245)    (1,271)    (2,379)      (2,446)
   Other expense - net                 (319)      (389)      (668)        (820)
                                    -------    -------   --------     --------
  Consolidated income before
      income taxes and minority
      interest                      $ 4,143    $ 8,293   $  8,183     $ 14,046
                                    =======    =======   ========     ========

Item 2.  Management's Discussion and Analysis of Results of
------   --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
---------------------

   Consolidated net sales for the three-month period ended June 30, 1999 decreased $5.5 million, or 6.4%, versus the three months ended June 30, 1998. For the six-month period ended June 30, 1999, consolidated net sales decreased by $3.2 million or 2.1% compared to the same period of 1998. Refer to the table below for sales detail by segments/products, markets and geography for both periods. These amounts are in thousands of dollars:

                                        Three Months Ended June 30,          Six Months Ended June 30,
                                      ------------------------------        ---------------------------
                                        1999     1998       % Change          1999      1998   % Change
                                      -------  --------     --------        --------  -------  --------
Segments/Products
-----------------

Activated Carbon Segment
  Carbon                              $36,016   $42,048     - 14.3%         $ 69,838  $ 77,121  -  9.4%
  Service                              23,816    23,017     +  3.5            46,918    45,582  +  2.9
  Carbon Equipment                      6,617     5,000     + 32.3            11,489     9,552  + 20.3
  Charcoal and Liquid                   6,484     8,502     - 23.7             9,878    12,259  - 19.4
                                      -------   -------    -------          --------  --------  ------
                                       72,933    78,567     -  7.2           138,123   144,514  -  4.4
                                      -------   -------    -------           -------  --------  ------

Engineered Systems Segment
  Advanced Oxidation Tech.              2,885     2,174     + 32.7             4,502     3,895  + 15.6
 Advanced Separation Tech.              4,397     4,972     - 11.6             9,382     6,812  + 37.7
                                      -------   -------    -------          --------  --------  ------
                                        7,282     7,146     +  1.9            13,884    10,707  + 29.7
                                      -------   -------    -------           -------  --------  ------
  TOTAL                               $80,215   $85,713     -  6.4%         $152,007  $155,221  -  2.1%
                                      =======   =======    =======          ========  ========  ======

Markets
-------

Industrial
 Food                                 $11,895   $13,580     - 12.4%         $ 23,740  $ 24,593  -  3.5%
 Chemical/Pharmaceutical                6,009     5,514     +  9.0            12,386    10,803  + 14.7
 Original Equipment
   Manufacturer                        11,353    15,365     - 26.1            24,031    28,889  - 16.8
 Other                                  4,974     6,616     - 24.8            10,344    12,835  - 19.4
                                      -------   -------    -------          --------  --------  ------
                                       34,231    41,075     - 16.7            70,501    77,120  -  8.6
                                      -------   -------    -------           -------  --------  ------
Environmental
 Municipal                             20,426    16,668     + 22.5            33,470    28,896  + 15.8
 Industrial                            19,074    19,468     -  2.0            38,158    36,946  +  3.3
                                      -------   -------    -------          --------  --------  ------
                                       39,500    36,136     +  9.3            71,628    65,842  +  8.8
                                      -------   -------    -------           -------  --------  ------

Consumer                                6,484     8,502     - 23.7             9,878    12,259  - 19.4
                                      -------   -------    -------          --------  --------  ------
 TOTAL                                $80,215   $85,713     -  6.4%         $152,007  $155,221  -  2.1%
                                      =======   =======    =======          ========  ========  ======

Geography
---------

United States                         $43,970   $43,678     +  0.7%         $ 84,431  $ 81,127  +  4.1%
Europe                                 25,889    25,450     +  1.7            47,815    43,814  +  9.1
Other                                  10,356    16,585     - 37.6            19,761    30,280  - 34.7
                                      -------   -------    -------          --------  --------  ------
  TOTAL                               $80,215   $85,713     -  6.4%         $152,007  $155,221  -  2.1%
                                      =======   =======    =======          ========  ========  ======

Note: Sales, by product, for 1998, have been reclassified to conform with the 1999 presentation.

For the quarter, within the activated carbon segment, sales of service and carbon equipment increased while revenues from carbon and charcoal declined. These results included a net negative impact associated with foreign exchange of $0.5 million due primarily to the strengthening of the U.S. dollar versus the Belgian franc, British pound sterling and the German deutsche mark partially offset by its weakening compared to the Japanese yen. The net increase within the engineered systems segment was associated with gains by the Advanced Oxidation Technologies unit due to improvements associated with multiple technology projects partially offset by delays in the awarding of customer contracts to the Advanced Separation Technologies unit. The decrease in sales of carbon products included some price decreases but was primarily the result of the non-repeating of activated carbon initial fills in the Japanese municipal category and to decreases within the U.S. food and original equipment manufacturer categories. These decreases were partially offset by increases in U.S. and European municipal markets. Service sales increased primarily in the U.S. and European municipal markets. Carbon equipment sales increased in the U.S. environmental municipal and industrial categories. Charcoal sales decreased due to business lost to competitors. New product sales (sales of products introduced within the past 5 years), as a percentage of total sales, was 18% during the quarter ended June 30, 1999 compared to 14% for the similar period ended June 30, 1998. For the year-to-date period, the activated carbon segment experienced sales increases within the service and carbon equipment categories and declines in the carbon and charcoal areas. These results included net gains due to foreign exchange rate changes of $0.3 million, the net effect of the weakening of the U.S. dollar versus the Japanese yen partially offset by its strengthening as compared to the Belgium franc, British pound sterling and the German deutsche mark. The other reasons associated with the changes are virtually the same as for the quarter. Within the engineered systems segment, revenues for the Advanced Oxidation Technologies unit were up due to increases associated with multiple technology products and revenue increases for the Advanced Separation Technologies area are associated with orders received in the first quarter of 1999. The backlog for this segment has decreased by $3.7 million from December 31, 1998. New product sales, as a percentage of total sales, were 18% during the six months ended June 30, 1999 versus 13% for the six months ended June 30, 1998.

Gross profit, before depreciation, as a percentage of net sales, for the three and six months ended June 30, 1999 were 35.3% and 35.8%, respectively. These compare to 37.4% and 39.0%, respectively, for the three and six-month periods ended June 30, 1998. The decline in the activated carbon segment for both periods was related to competitive pressure on pricing, reduced activated carbon sales versus relatively fixed manufacturing costs and shifts in sales to higher cost products that were sold in 1998. This shift also occurred within the engineered systems segment during the three months ended June 30, 1999. For the six-month period ended June 30, 1999, this percentage rate for Advanced Separation Technologies improved due to continued cost control and better project management practices. Both segments benefitted from increases associated with cost reductions due to the 1998 restructuring of operations.

Depreciation and amortization expenses increased by $0.5 million and $1.0 million, respectively, in the three and six-month periods ended June 30, 1999 versus the comparable periods in 1998 primarily due to depreciation associated with the Company's new business information system.

Combined, selling, general and administrative expenses and research and development expenses, were flat in the quarter ended June 30, 1999 versus the similar period in 1998 due to the net effect of organizational and CEO recruitment costs of $1.4 million offset by other net decreases of $1.3 million due primarily to the savings associated with the 1998 restructuring. For the six months ended June 30, 1999, these expenses were down by $1.1 million resulting primarily from six months savings from the restructuring of operations in 1998 partially offset by the aforementioned organizational and CEO recruitment costs. Research and development expenses, as a percentage of net sales, were 2.5% and 2.6%, respectively, for the three and six-month periods ended June 30, 1999 versus 2.5% and 2.7%, respectively, for the comparable 1998 periods.

The effective tax rate for the three-month period ended June 30, 1999 was 36.2% versus 37.0% for the three months ended June 30, 1998. For the six months ended June 30, 1999, the effective tax rate was 36.1% as compared to 37.2% for the 1998 period. Both reductions were related to higher utilization of foreign tax credits.

Financial Condition
-------------------

 Working Capital and Liquidity
 -----------------------------

   Cash flows from operating activities were $9.2 million for the six months ending June 30, 1999 versus $13.3 million for the comparable 1998 period. The reduction was due primarily to reduced net income, partially offset by an increase in depreciation associated with the new business information system, and a reduced increase in long-term deferred income taxes. The increase in investment in working capital was stable versus 1998.

The working capital investment increase was primarily due to increased receivables and other current assets and decreased payables and accruals. The Company expects to reduce its inventory levels during the balance of 1999 by specific actions that will have a negative effect on short-term earnings but benefit future economic profits. The new information system will also allow better balance of product output with expected sales activity. The Company's restructuring reserve decreased $2.2 million due to cash outlays for employee severance costs and benefits in connection with the 1998 restructuring plan. Currently maturing debt and short-term borrowings increased $7.1 million to $29.3 million at June 30, 1999. The net impact of foreign currency translation decreased working capital by $2.6 million reflecting spot foreign exchange rates at June 30, 1999 and December 31, 1998.

Total debt at June 30, 1999 was $100.1 million, an increase of $6.9 million, primarily to support working capital investment.

During the quarter, the Company entered into a new revolving United States credit facility. This new facility replaces the previous ones which, in total, had a borrowing availability of $100.0 million. The new, multi bank, credit agreement consists of a $114.6 million five-year revolving credit facility and a $50.4 million 364-day revolving credit facility. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

Status of Restructuring of Operations
-------------------------------------

     In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organizational structure. The implementation began in September 1998 and was expected to be completed by mid 1999. With the exception of the asset write offs, these restructuring charges required cash outlays. This plan is expected to reduce costs by approximately $10 million on an annualized basis when fully implemented. The number of planned employee separations from this restructuring was 131. Separations through June 30, 1999 were 128. The staff reductions associated with this plan are now complete although associated payments are not. The majority of these payments will be made prior to the end of 1999, but some are expected to be made in the year 2000.

During the fourth quarter of 1998, the Company concluded its 1994 restructuring plan by transferring ownership of the Brilon Wald, Germany plant to the local community. The plant was shut down in 1995.

The restructuring reserve activity for the six months ended June 30, 1999 was:

                            Balance                        Balance
($000)                       1-1-99  Payments   Exchange    6-30-99
                            -------  --------   --------   --------
1998 Plan
---------
 Employee severance and
   termination benefit
   costs                    $ 4,393   $(2,123)       $ -   $  2,270
 Other costs                    407       (77)         -        330
                            -------   -------   --------   --------
                              4,800    (2,200)         -      2,600

1994 Plan
---------
 Disposition costs
   associated with the
   closing of the Brilon
   Wald, Germany Plant          109       (38)        (8)        63
                            -------   -------   --------   --------
                            $ 4,909   $(2,238)       $(8)  $  2,663
                            =======   =======   ========   ========

The reserve balances are deemed adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $5.1 million for the six-month period ended June 30, 1999 compared to expenditures of $10.5 million for the same period in 1998. The decrease was primarily due to a lower level of expenditures associated with the new business information system. Investment in the new business information system accounted for $1.7 million of the 1999 expenditures while domestic customer capital expenditures were $0.4 million and capacity and cost reduction related spending was $1.3 million in the United States and $0.8 million in Europe. Total capital expenditures are currently expected to be approximately $10.0 million for the year 1999.

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

Key suppliers of material, services and equipment have been surveyed regarding their Year 2000 compliance and their responses are being analyzed. All are expected to be compliant before the end of the third quarter.

Further, all purchase orders for new software and/or hardware include a statement, that by acceptance of the purchase order, the vendor is certifying compliance.

Business contingency plans are being developed for all locations to mitigate risks associated with potential loss of utilities, wide-area networks, etc. These plans will be finalized in the third quarter of 1999.

Information Technology
----------------------

     To ensure Year 2000 compliance, the Company is engaged in a program to modernize and replace its computerized production control and management information systems with SAP. SAP is an enterprise wide business system that was installed to replace the previous legacy system. Although Year 2000 compliance was not the primary purpose of the program, the new system was fully implemented in the U.S. and Europe and is expected to be Year 2000 ready. Final testing of SAP's Year 2000 compliance was completed in May 1999.

Included in the above activity is the replacement of the existing human resource system. This task is expected to be completed during the third quarter of 1999.


No known supplier issues are involved.

Year 2000 compliance audit of the Company's personal computers and related software is complete. All non-compliant personal computers have been replaced, remediated or will be replaced before December 31, 1999.

Additional costs for Year 2000 compliance are not expected to be material to the operating results.

Non-Information Technology
--------------------------

     The Company has established a task team to identify and resolve the millennium date rollover issues in its manufacturing processes worldwide. This focus is on process related technology and other devices with embedded microprocessors which are used to control the manufacturing processes or operate security, communication or building services. The initial phase of planning and awareness was completed in early 1998. The inventory phase was completed during the second quarter of 1998 for both the domestic and European manufacturing facilities. The compliance status of all devices has been determined. Approximately 95% of all devices are compliant. Detailed definition and implementation of solutions was completed during the second quarter of 1999.

During the second quarter of 1999, full scale tests were successfully completed on B-line, D-line, and the reactivation facility at the Big Sandy Plant. No problems were encountered during testing at the Neville Island and Pearl River Plants. The Feluy Belgium prime carbon production line was also successfully tested. The upgrades at the Bodenfelde, Germany Plant are guaranteed by the vendor, but will not be fully tested until September 1999. The Grays and Carbon Cloth production facilities in the United Kingdom have been determined to be Year 2000 compliant.

It now appears that all devices are Year 2000 compliant and current efforts are focused on contingency planning to deal with possible failures in the utility's supply systems. An initial plan has been developed and reviewed with the manufacturing plants. Each plant is preparing its own detailed action plan for final review by September 30, 1999.

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

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by the Company and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The effective date of FAS No. 133 was amended by FAS No.
137. The Company plans to adopt the standard effective January 1, 2001, as required.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The annual meeting of stockholders was held April 20, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

         1. The nominees for directors listed in the proxy statement were elected.

                                        Votes For     Votes Withheld
                                      -------------  -----------------

        Class of 2000
        ----------------------------

        Harry H. Weil                    30,620,822      562,261
        Robert L. Yohe                   30,616,641      566,442

        Class of 2002
        ----------------------------

        Nick H. Prater                   30,618,146      564,937
        Seth E. Schofield                30,607,540      562,261

        The following directors continued in office after the meeting:

        Class of 2002
        ----------------------------

        Robert W. Cruickshank
        Arthur L. Goeschel
        Thomas A. McConomy

2.      The proposal to approve       Votes          Votes         Votes
        the readoption and amend-      For           Against      Abstained
        ment of the stock option    ------------   -----------   -----------
        plan was passed.             19,878,173      4,058,591      508,284


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(c)  Exhibits

         None

(d)  Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

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



                                  CALGON CARBON CORPORATION
                                  -------------------------
                                      (REGISTRANT)



Date: August 12, 1999             By /s/Clarence J. Kenney
                                     ---------------------------------
                                    Clarence J. Kenney
                                    Interim Chief Financial Officer