Form 10-Q
period 1999-09-30
CALGON CARBON CORPORATION
filed 1999-11-12
CIK 812701

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Yes       No
   -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 31,1999
-----------------------------               ------------------------------
Common Stock,  $.01 par value                      38,802,132 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                        QUARTER ENDED September 30, 1999


The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in the future to differ from performance suggested herein. Specific examples of such uncertainties include references to cost savings associated with restructuring charges as well as estimated costs from Year 2000 compliance. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company's filings with the Securities and Exchange Commission.


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------


   Item 1. -- Financial Statements
   -------
                                                                        Page
                                                                        ----

            Introduction to the Financial Statements...................    2

            Consolidated Statement of Income and
            Retained Earnings..........................................    3

            Consolidated Balance Sheet.................................    4

            Consolidated Statement of Cash Flows.......................    5

            Selected Notes to Financial Statements.....................    6

   Item 2. Management's Discussion and Analysis of Results
   ------  -----------------------------------------------
            of Operations and Financial Condition......................    8
            -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------


   Item 4.  Submission of Matters to a Vote of Security Holders........   15
   ------   ---------------------------------------------------

   Item 6.  Exhibits and Reports on Form 8-K...........................   15
   ------   --------------------------------


SIGNATURES.............................................................   16
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
                                  (Unaudited)

                                                                                    Three Months Ended    Nine Months Ended
                                                                                      September 30,         September 30,
                                                                                   --------------------  --------------------
                                                                                     1999       1998       1999       1998
                                                                                   ---------  ---------  ---------  ---------
Net sales........................................................................  $ 73,822   $ 72,636   $225,829   $227,857
                                                                                   --------   --------   --------   --------

Cost of products sold
  (excluding depreciation).......................................................    48,405     47,256    145,956    141,918
Depreciation and amortization....................................................     5,714      5,405     17,568     16,266
Selling, general and
  administrative expenses........................................................    13,064     13,217     40,583     41,554
Research and development
  expenses.......................................................................     1,941      2,227      5,828      6,363
Restructuring charges............................................................         -      7,626          -      7,626
                                                                                   --------   --------   --------   --------

                                                                                     69,124     75,731    209,935    213,727
                                                                                   --------   --------   --------   --------

Income (loss) from operations....................................................     4,698     (3,095)    15,894     14,130

Interest income..................................................................        31         62         65        149
Interest expense.................................................................    (1,324)    (1,196)    (3,703)    (3,642)
Other income (expense)--net......................................................      (324)      (503)      (992)    (1,323)
                                                                                   --------   --------   --------   --------

Income (loss) before income taxes
  and minority interest..........................................................     3,081     (4,732)    11,264      9,314

Provision (benefit) for income
  taxes..........................................................................     1,113     (1,799)     4,066      3,423
                                                                                   --------   --------   --------   --------

Income (loss) before minority
  interest.......................................................................     1,968     (2,933)     7,198      5,891

Minority interest................................................................      (168)         2       (112)       (36)
                                                                                   --------   --------   --------   --------

Net income (loss)................................................................     1,800     (2,931)     7,086      5,855

Common stock dividends...........................................................    (3,104)    (3,163)    (9,306)    (9,522)
Retained earnings, beginning
  of period......................................................................   162,995    170,702    163,911    168,275
                                                                                   --------   --------   --------   --------
Retained earnings, end of
  period.........................................................................  $161,691   $164,608   $161,691   $164,608
                                                                                   ========   ========   ========   ========

Net income (loss) per common
  share (basic and diluted)......................................................      $.05      $(.07)      $.18       $.15
                                                                                   ========   ========   ========   ========

Weighted average shares
  outstanding.................................................................... 38,802,132 39,640,247 38,771,170 39,708,147

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                     September 30,  December 31,
                                                         1999            1998
                                                    ---------------  ------------
                                                      (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents.......................        $  3,835      $  1,325
  Receivables.....................................          60,684        56,463
  Inventories.....................................          51,917        57,816
  Other current assets............................          13,780        14,236
                                                          --------      --------
     Total current assets.........................         130,216       129,840

Property, plant and equipment, net................         177,430       189,250
Intangibles.......................................          77,090        78,342
Other assets......................................           8,620         9,562
                                                          --------      --------

     Total assets.................................        $393,356      $406,994
                                                          ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year..............        $ 21,169      $ 22,131
  Accounts payable and accrued liabilities........          26,169        33,704
  Restructuring reserve...........................           2,432         4,909
  Payroll and benefits payable....................          10,012        10,141
  Accrued income taxes............................           2,015           933
                                                          --------      --------
     Total current liabilities....................          61,797        71,818

Long-term debt....................................          71,044        71,101
Deferred income taxes.............................          42,151        42,641
Other liabilities.................................          10,988         9,826
                                                          --------      --------

     Total liabilities............................         185,980       195,386
                                                          --------      --------

Minority interest.................................           1,809         1,622
                                                          --------      --------

Commitments and contingencies.....................               -             -
                                                          --------      --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,582,632 and 41,503,960
    shares issued.................................             416           415
  Additional paid-in capital......................          63,371        62,868
  Retained earnings...............................         161,691       163,911
  Accumulated other comprehensive income..........           7,204         9,778
                                                          --------      --------
                                                           232,682       236,972

  Treasury stock, at cost, 2,780,500 and
    2,761,500 shares..............................         (27,115)      (26,986)
                                                          --------      --------

     Total shareholders' equity...................         205,567       209,986
                                                          --------      --------

     Total liabilities and
       shareholders' equity.......................        $393,356      $406,994
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                     --------------------
                                                       1999       1998
                                                     ---------  ---------

Cash flows from operating activities
------------------------------------
Net income.........................................  $  7,086   $  5,855
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization....................    17,569     16,266
  Non-cash restructuring asset write downs.........         -        751
  Employee benefit plan provisions.................       364        311
  Changes in assets and liabilities - net of
    effects from purchase of businesses, exchange
    and non-cash restructuring asset write downs:
      (Increase) decrease in receivables...........    (4,748)    14,673
      (Increase) decrease in inventories...........     4,663     (7,728)
      Decrease in other current assets.............       317        596
      Increase (decrease) in restructuring
        reserve....................................    (2,470)     5,611
      (Decrease) in accounts payable
        and accruals...............................    (4,912)   (15,324)
      Increase in long-term deferred
        income taxes (net).........................     2,399      1,763
  Other items--net.................................     1,356        786
                                                     --------   --------
     Net cash provided by
        operating activities.......................    21,624     23,560
                                                     --------   --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses...........................      (791)    (4,447)
  Property, plant and equipment expenditures.......    (7,213)   (14,492)
  Proceeds from disposals of equipment.............       920        269
                                                     --------   --------
    Net cash (used in) investing activities........    (7,084)   (18,670)
                                                     --------   --------

Cash flows from financing activities
------------------------------------
  Net proceeds from (repayments of) borrowings.....    (1,470)     6,018
  Treasury stock purchases.........................      (129)    (3,367)
  Common stock dividends...........................    (9,307)    (9,538)
                                                     --------   --------
     Net cash (used in) financing
        activities.................................   (10,906)    (6,887)
                                                     --------   --------

Effect of exchange rate changes on cash............    (1,124)        74
                                                     --------   --------

Increase (decrease) in cash and cash equivalents...     2,510     (1,923)
Cash and cash equivalents, beginning
  of period........................................     1,325      7,982
                                                     --------   --------

Cash and cash equivalents, end of period...........  $  3,835   $  6,059
                                                     ========   ========


                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1.   Inventories:

                                        September  30, 1999           December 31, 1998
                                        ------------------            -----------------
  Raw materials                               $12,683                     $ 12,943
  Finished goods                               39,234                       44,873
                                              -------                     --------
                                              $51,917                     $ 57,816
                                              =======                     ========

2.   Supplemental Cash Flow Information:

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     1999                1998
                                                                    -------            --------
 Cash paid during the period for:
   Interest                                                         $ 3,994            $  3,649
   Income taxes, net of refunds                                     $   978            $  7,351
                                                                    =======            ========

 Bank debt:
   Borrowings                                                       $ 6,057            $ 20,022
   Repayments                                                        (7,527)            (14,004)
                                                                    -------            --------
 Net proceeds from (repayments of)
   borrowings                                                       $(1,470)           $  6,018
                                                                    =======            ========

3. Common stock dividends declared during both quarters ended September 30, 1999 and 1998 were $.08 per common share.

4. Comprehensive Income:

                                                Three Months Ended  Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------  ------------------
                                                  1999       1998     1999      1998
                                                 ------    -------   -------   -------
   Net income (loss)                             $1,800    $(2,931)  $ 7,086    $5,855
   Other comprehensive income
     (loss), net of tax (benefit)
     of $679, $1,144, ($1,386)
     and $977, respectively                       1,261      2,125    (2,574)    1,814
                                                 ------    -------   -------    ------
   Comprehensive income (loss)                   $3,061    $  (806)  $ 4,512    $7,669
                                                 ======    =======   =======    ======

   The only matter contributing to the other comprehensive income (loss) was the currency translation adjustment.

5. Segment Information:

                                               Three Months Ended    Nine Months Ended
                                                   September 30,       September 30,
                                               -------------------  ------------------
                                                 1999       1998      1999      1998
                                               -------    -------   --------   --------
   Net Sales
    Activated Carbon                           $68,265    $66,644   $206,388   $211,158
    Engineered Systems                           5,557      5,992     19,441     16,699
                                               -------    -------   --------   --------
                                               $73,822    $72,636   $225,829   $227,857
                                               =======    =======   ========   ========

   Income (loss) from operations
     before amortization
    Activated Carbon                           $ 5,013    $ 5,532   $ 16,035   $ 24,307
    Engineered Systems                             256       (402)     1,589       (751)
                                               -------    -------   --------   --------
                                                 5,269      5,130     17,624     23,556

   Reconciling items
    Restructuring charges                            -     (7,626)         -     (7,626)
    Amortization of intangibles
     and organization costs                       (571)      (599)    (1,730)    (1,800)
    Interest income                                 31         62         65        149
    Interest expense                            (1,324)    (1,196)    (3,703)    (3,642)
    Other expense - net                           (324)      (503)      (992)    (1,323)
                                               -------    -------   --------   --------
   Consolidated income (loss)
     before income taxes and
     minority interest                         $ 3,081    $(4,732)  $ 11,264   $  9,314
                                               =======    =======   ========   ========

Item 2.  Management's Discussion and Analysis of Results of
------   --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
---------------------

   Consolidated net sales for the three-month period ended September 30, 1999 increased $1.2 million, or 1.6%, versus the three months ended September 30, 1998. For the nine-month period ended September 30, 1999, consolidated net sales decreased by $2.0 million or 0.9% as compared to the same period of 1998. Refer to the table below for sales detail by segments/products, markets and geography for both periods. These amounts are in thousands of dollars:

                                      Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                         1999     1998    %Change    1999      1998    % Change
                                       -------  -------   -------  --------  --------    -------
Segments/Products
-----------------

Activated Carbon Segment
  Carbon                               $37,824  $35,686   +  6.0%  $107,662  $112,807    -  4.6%
  Service                               20,669   21,413   -  3.5     67,587    66,995    +  0.9
  Carbon Equipment                       5,726    5,525   +  3.6     17,215    15,077    + 14.2
  Charcoal and Liquid                    4,046    4,020   +  0.6     13,924    16,279    - 14.5
                                       -------  -------  -------   --------  --------    ------
                                        68,265   66,644   +  2.4    206,388   211,158    -  2.3
                                       -------  -------  -------   --------  --------    ------

Engineered Systems Segment
  Advanced Oxidation Tech.               1,691    1,850   -  8.6      6,193     5,745    +  7.8
  Advanced Separation Tech.              3,866    4,142   -  6.7     13,248    10,954    + 20.9
                                       -------  -------  -------   --------  --------    ------
                                         5,557    5,992   -  7.3     19,441    16,699    + 16.4
                                       -------  -------  -------   --------  --------    ------
  TOTAL                                $73,822  $72,636   +  1.6%  $225,829  $227,857    -  0.9%
                                       =======  =======  =======   ========  ========    ======

Markets
-------

Industrial
  Food                                 $11,261  $12,281   -  8.3%  $ 35,001  $ 36,874    -  5.1%
  Chemical/Pharmaceutical                5,567    6,688   - 16.8     17,953    17,491    +  2.6
  Original Equipment
    Manufacturer                        12,821   12,964   -  1.1     36,852    41,853    - 11.9
  Other                                  5,198    5,804   - 10.4     15,542    18,639    - 16.6
                                       -------  -------  -------   --------  --------  --------
                                        34,847   37,737   -  7.7    105,348   114,857    -  8.3
                                       -------  -------  -------   --------  --------  --------
Environmental
  Municipal                             16,845   13,459   + 25.2     50,315    42,355    + 18.8
  Industrial                            18,084   17,420   +  3.8     56,242    54,366    +  3.5
                                       -------  -------  -------   --------  --------    ------
                                        34,929   30,879   + 13.1    106,557    96,721    + 10.2
                                       -------  -------  -------   --------  --------    ------

Consumer                                 4,046    4,020   +  0.6     13,924    16,279    - 14.5
                                       -------  -------  -------   --------  --------    ------
  TOTAL                                $73,822  $72,636   +  1.6%  $225,829  $227,857    -  0.9%
                                       =======  =======  =======   ========  ========    ======

Geography
---------

United States                          $40,857  $41,923   -  2.5%  $125,288  $123,050    +  1.8%
Europe                                  18,638   20,646   -  9.7     66,453    64,460    +  3.1
Other                                   14,327   10,067   + 42.3     34,088    40,347    - 15.5
                                       -------  -------  -------   --------  --------    ------
  TOTAL                                $73,822  $72,636   +  1.6%  $225,829  $227,857    -  0.9%
                                       =======  =======  =======   ========  ========    ======

Note: Sales, by product, for 1998, have been reclassified to conform with the 1999 presentation.

For the quarter, within the activated carbon segment, sales of carbon, carbon equipment and charcoal increased while revenues from service declined. These results included a net negative impact associated with foreign exchange of $0.2 million due primarily to the strengthening of the U.S. dollar versus the Belgian franc, British pound sterling and the German deutsche mark partially offset by its weakening as compared to the Japanese yen. The decrease within the engineered systems segment was associated with lower sales levels by both the Advanced Oxidation Technologies and the Advanced Separation Technologies units. The increase in sales of carbon products was primarily due to improvements in exports to Asia and to increased revenues for the Company's joint venture, Calgon Far East Co. Ltd. The favorable change in the carbon equipment category was due to increases in the environmental markets. Service sales declined due to reduced activity in the industrial environmental and food markets. Overall, both units within the engineered systems segment felt the effect of delays in the awarding of contracts. New product sales (sales of products introduced within the past 5 years), as a percentage of total sales, was 15% during the quarter ended September 30, 1999 compared to 11% for the similar period ended September 30, 1998. For the year-to-date period, the activated carbon segment experienced sales increases within the service and carbon equipment categories and declines in the carbon and charcoal areas. These results included net gains due to foreign exchange rate changes of $0.1 million, the net effect of the weakening of the U.S. dollar versus the Japanese yen partially offset by its strengthening as compared to the Belgium franc, British pound sterling and the
German deutsche mark.   This nine-month change included increases within the
carbon equipment category due to increased demand in the U.S. environmental municipal and industrial categories. Decreases were experienced for carbon products due to the net result of the non repeat of initial fills in the Japanese municipal category and to decreases within the U.S. food and original equipment manufacture categories partially offset by increases in the U.S. and European municipal markets. Charcoal sales decreased due to business lost to competitors. Within the engineered systems segment, revenues for the Advanced Oxidation Technologies unit were up due to increases associated with multiple technology products and revenue increases for the Advanced Separation Technologies area are associated with orders received in the first quarter of 1999. The backlog for this segment has decreased by $2.5 million from December 31, 1998. New product sales, as a percentage of total sales, were 17% during the nine months ended September 30, 1999 versus 12% for the nine months ended September 30, 1998.

Gross profit, before depreciation, as a percentage of net sales, for the three and nine months ended September 30, 1999 were 34.4% and 35.4%, respectively. These compare to 34.9% and 37.7%, respectively, for the three and nine-month periods ended September 30, 1998. The decline in the activated carbon segment for both periods was related to charges associated with the Company's inventory reduction plan, competitive pressure on pricing, reduced activated carbon sales versus relatively fixed manufacturing costs and shifts in sales to higher cost products than were sold in 1998. For both the quarter and nine-month period, this percentage rate improved for both units within the engineered systems segment versus the comparable periods in 1998 due to sales of more profitable projects, continued cost control and better project management practices. Both segments benefitted from increases associated with cost reductions due to the 1998 restructuring of operations.

Depreciation and amortization expenses increased by $0.3 million and $1.3 million, respectively, in the three and nine-month periods ended September 30, 1999 versus the comparable periods in 1998 primarily due to depreciation associated with the Company's new business information system.

Combined, selling, general and administrative expenses and research and development expenses, were down by $0.4 million versus the similar 1998 quarter. This net reduction was primarily the net effect the write off of accounts receivables more than offset by two months of savings associated with the early September 1998 restructuring of operations. For the nine months ended September 30, 1999, these expenses were down by $1.5 million resulting primarily from eight months savings from the restructuring of operations in 1998 partially offset by organizational and CEO recruitment costs of $1.4 million in the second quarter of 1999 and the aforementioned accounts receivable related charges. Research and development expenses, as a percentage of net sales, were 2.6% for both the three and nine-month periods ended September 30, 1999 versus 3.1% and 2.8%, respectively, for the comparable 1998 periods.

Interest expense increased by $0.1 million during the three months ended September 30, 1999 versus the three-month period ended September 30, 1998 due to both increases in debt and increased interest rates.

The effective tax rate for the three-month period ended September 30, 1999 was 36.1% versus a benefit of (38.0%) for the three months ended September 30, 1998. The benefit was generated as the result of the restructuring charge in the 1998 quarter. For the nine months ended September 30, 1999, the effective tax rate was 36.1% as compared to 36.8% for the 1998 period. The year-to-date reduction was related to higher utilization of foreign tax credits.

Financial Condition
-------------------

  Working Capital and Liquidity
  -----------------------------

    Cash flows from operating activities were $21.6 million for the nine months ending September 30, 1999 versus $23.6 million for the comparable 1998 period. The reduction was due primarily to increased investment in working capital, versus the 1998 period, partially offset by improved net income and an increase in depreciation associated with the new business information system.

The working capital investment was primarily due to increased receivables and decreased payables and accruals which were partially offet by inventory reductions consistent with the improved utilization program currently in effect within the Company. The Company expects to reduce its inventory levels further during the balance of 1999 by additional specific actions that will have a negative effect on short-term earnings but benefit future economic profits. The new information system will also allow better balance of product output with expected sales activity. The Company's restructuring reserve decreased $2.5 million due to cash outlays for employee severance costs and benefits in connection with the 1998 restructuring plan. The net impact of foreign currency translation decreased working capital by $1.0 million reflecting spot foreign exchange rates at September 30, 1999 and December 31, 1998.

Total debt at September 30, 1999 was $92.2 million, a decrease of $1.0 million versus December 31, 1998.

During the second quarter of 1999, the Company entered into a new revolving United States credit facility. This new facility replaces the previous ones which, in total, had a borrowing availability of $100.0 million. The new, multi bank, credit agreement consists of a $114.6 million five-year revolving credit facility and a $50.4 million 364-day revolving credit facility. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.


Restructuring of Operations
---------------------------

     In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organizational structure. The charge associated with this restructuring was $7.6 million. The implementation began in September 1998 and was expected to be completed by mid 1999. With the exception of the asset write offs, these restructuring charges required cash outlays. This plan is expected to reduce costs by approximately $10 million on an annualized basis when fully implemented. The number of planned employee separations from this restructuring was 131. Actual separations approximated that number. The staff reductions associated with this plan are now complete although associated payments are not. The majority of these payments will be made prior to the end of 1999, but some will be made in the year 2000.

During the fourth quarter of 1998, the Company concluded its 1994 restructuring plan by transferring ownership of the Brilon Wald, Germany plant to the local community. The plant was shut down in 1995.

The restructuring reserve activity for the nine months ended September 30, 1999 was:

                            Balance                         Balance
($000)                      1-1-99   Payments   Exchange    9-30-99
                            -------  --------   --------   --------

1998 Plan
---------
 Employee severance and
   termination benefit
   costs                    $ 4,393   $(2,282)      $ --   $  2,111
 Other costs                    407      (150)        --        257
                            -------   -------   --------   --------
                              4,800    (2,432)        --      2,368

1994 Plan
--------------------------
 Disposition costs
   associated with the
   closing of the Brilon
   Wald, Germany Plant          109       (38)        (7)        64
                            -------   -------   --------   --------
                            $ 4,909   $(2,470)      $ (7)  $  2,432
                            =======   =======   ========   ========

The reserve balances are deemed adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $7.2 million for the nine-month period ended September 30, 1999 compared to expenditures of $14.5 million for the same period in 1998. The decrease was primarily due to a lower level of expenditures associated with the new business information system. Investment in the new business information system accounted for $1.9 million of the 1999 expenditures while domestic customer capital expenditures were $0.6 million and capacity and cost reduction related spending was $1.6 million in the United States and $1.3 million in Europe. Total capital expenditures are currently expected to be approximately $11.0 million for the year 1999.

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

Key suppliers of material, services and equipment have been surveyed regarding their Year 2000 compliance and they are all now Year 2000 ready.

Further, all purchase orders for new software and/or hardware include a statement, that by acceptance of the purchase order, the vendor is certifying compliance.

Business contingency plans were developed for all locations to mitigate risks associated with potential loss of utilities, wide-area networks, etc.

During the fourth quarter, all Year 2000 preparations and compliance work will be reviewed one more time. All key personnel will be immediately accessible on January 1, 2000, should any of the contingency plans need to be activated.

Information Technology
----------------------

     To ensure Year 2000 compliance, the Company engaged in a program to modernize and replace its computerized production control and management information systems with SAP. SAP is an enterprise wide business system that was installed to replace the previous legacy system. Although Year 2000 compliance was not the primary purpose of the program, the new system was fully implemented in the U.S. and Europe and is Year 2000 ready. Final testing of SAP's Year 2000 compliance was completed in May 1999.

Included in the above activity is the replacement of the existing human resource system. This task will be completed during the fourth quarter of 1999.

No known supplier issues are involved.

Year 2000 compliance audit of the Company's personal computers and related software is complete. All non-compliant personal computers have been replaced, remediated or will be replaced before December 31, 1999. The final installation of year 2000 software patches will be applied to all personal computers before December 1, 1999.

Additional costs for Year 2000 compliance are not expected to be material to the operating results.

Non-Information Technology
--------------------------

     The Company has established a task team to identify and resolve the millennium date rollover issues in its manufacturing processes worldwide. This focus is on process related technology and other devices with embedded microprocessors which are used to control the manufacturing processes or operate security, communication, or building services. The initial phase of planning and awareness was completed in early 1998. The inventory phase was completed during the second quarter of 1998 for both the Domestic and European manufacturing facilities. The compliance status of all devices has been determined. Approximately 95% of all devices are compliant. Detailed definition and implementation of solutions was completed during the second quarter of 1999.

During the third quarter of 1999, full scale system tests were successfully conducted on the acid wash and E-line operations at the Big Sandy Plant. Where required, compliant software was loaded into the control systems during August and September. The new Bodenfelde software was successfully tested during September. As of September 30, 1999, all of the Domestic and European manufacturing facilities are Year 2000 compliant and all potentially affected systems have been tested.

The Domestic and European plants have completed contingency planning for possible failures in the utility supply systems. Some of the plants will shut down critical manufacturing operations on December 31, 1999, and re-start them on January 1, 2000 to assess if problems exist. Because the plants have ample in-process storage capacity, overall production will not be impacted.

It now appears that the cost of evaluating compliance and bringing non-complying systems up-to-date will be between $0.6 million and $0.7 million. This is in line with previous estimates.

The task team has made efforts to ensure that all devices will be Year 2000 ready, however, it is not possible to guarantee the results at this point. It is expected that all manufacturing operations will be ready and operable. However, if a significant uncertainty arises at any time, a plan will be developed to focus efforts on those devices critical to operation of the production process(es). Devices that are informational only or non-critical to operation will then be deferred until the operability of the process(es) is ensured.

The Company anticipates that the most likely worst case Year 2000 scenario, if one were to occur, would be the inability of third party suppliers, such as utility providers, telecommunication companies, and other critical suppliers to continue providing their products and services. This possible scenario could pose the most significant threat to the operation of the Company's facilities along with associated environmental and potential financial consequences. If this would occur, new suppliers would be contacted immediately.

Discussion of the Company's efforts and management's expectations relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated with compliance could be adversely impacted by, among other matters, the availability and cost of programming and testing resources, vendors' ability to modify software, and unanticipated problems identified in the ongoing compliance review. The Company has little or no control over the actions of the proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the Company.


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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(c) Exhibits

         None

(d) Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended September 30, 1999.

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



                             CALGON CARBON CORPORATION
                             -------------------------
                                   (REGISTRANT)



Date: November 12, 1999          By /s/William E. Cann
                                    --------------------------------
                                    William E. Cann
                                    Senior Vice President,
                                    Chief Financial Officer