Form 10-K
period 1999-12-31
CALGON CARBON CORPORATION
filed 2000-03-27
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 1999 or
[_] Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to         .

Commission file number 0-15903

                           Calgon Carbon Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              25-0530110
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

        400 Calgon Carbon Drive
       Pittsburgh, Pennsylvania                         15205
    (Address of principal executive                  (Zip Code)
               offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 3, 2000, there were outstanding 38,802,132 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 3, 2000 was $251,592,106.

The following documents have been incorporated by reference:

                                                                    Form 10-K
                             Document                              Part Number
                             --------                              -----------
Portions of Annual Report to Stockholders for the Year Ended
 December 31, 1999................................................  II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Stockholders to be held on
 April 18, 2000...................................................     III

                                     INDEX

 PART I
    Item 1.  Business.....................................................     1
    Item 2.  Properties...................................................     9
    Item 3.  Legal Proceedings............................................    11
    Item 4.  Submission of Matters to a Vote of Security Holders..........    11

 PART II
             Market for Registrant's Common Equity and Related Stockholder
    Item 5.  Matters......................................................    12
    Item 6.  Selected Financial Data......................................    12
    Item 7.  Management's Discussion and Analysis.........................    12
    Item 8.  Financial Statements and Supplementary Data..................    12
    Item 9.  Disagreements with Accountants...............................    12

 PART III
    Item 10. Directors and Executive Officers of the Registrant...........    12
    Item 11. Executive Compensation.......................................    12
                       Security Ownership of Certain Beneficial Owners and
    Item 12. Management...................................................    12
    Item 13. Certain Relationships and Related Transactions...............    12

 PART IV
               Exhibits, Financial Statement Schedules and Reports on Form
    Item 14. 8-K..........................................................    13

 SIGNATURES................................................................   15

                                    PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis" and statements incorporated by reference into this Form 10-K from the 1999 Annual Report to Stockholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation's (the "Company's") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company's business include the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers' growth, productivity improvements at its locations, and new technologies that could affect the use of the Company's products.

Item 1. Business:

 The Company:

  The predecessor of the Company's activated carbon business was formed in 1942. In April 1985, the Company's predecessor business was purchased by its management in a leveraged buyout. On June 9, 1987, the Company completed its initial public offering of common stock. In May 1988, the Company acquired an activated carbon and charcoal business which provided the Company with two additional manufacturing facilities located in Germany. The acquisition was accounted for as a purchase. In September 1990, the Company purchased the assets of TMPC, Inc. (Vara International) in order to strengthen its vapor phase and solvent recovery equipment business. This business uses principally activated carbon as its adsorption media. During the fourth quarter 1994, it was decided to close one of the German plants due to high operating costs. In accordance with the plan, the Brilon Wald plant was closed during 1995. In February 1996, the Company acquired the business and operating assets of the perox-pure(TM) operations of Vulcan Peroxidation Systems, Inc. and in June 1996 also acquired the common stock of Solarchem Enterprises, Inc. to form the Company's Advanced Oxidation Technologies unit. Both of these transactions were accounted for as purchases and provided the Company with an entry into the advanced oxidative water treatment market using ultraviolet light (UV) technology. In December 1996, the Company acquired the common stock of Charcoal Cloth (International) Limited and Charcoal Cloth Limited. This acquisition was also accounted for as a purchase. The acquired companies produce activated carbon in cloth form primarily for odor control in medical and industrial applications where granular activated carbon is not feasible. These products also exhibit electrical properties which make them useful in applications other than those in which other forms of activated carbon are utilized. Also in December 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated. This Company designs and assembles proprietary separation equipment for use in the industrial process and environmental markets utilizing ion exchange and chromatographic separation technologies. During the fourth quarter of 1997, the Company initiated a plan to consolidate the manufacturing operations and research activities of its Advanced Oxidation Technologies unit in Tucson, Arizona into its Markham, Ontario, Canada site. During the fourth quarter of 1998, the Company essentially completed the disposition of the Brilon Wald, Germany, plant by transferring ownership of the facility to the local community. During the fourth quarter of 1999, the Company began the process of closing and centralizing activities from a number of facilities. This effort, to be completed in 2000, includes the transfer of production and administrative activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania and the shutdown of activated carbon production lines in Feluy, Belgium, Neville Island, Pennsylvania and at the Big Sandy, Kentucky location. The Company will transfer office activity from its current location in Brussels, Belgium to the Feluy, Belgium plant.

  Through 1999, the Company's operations were principally conducted in two business segments. Both segments include the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. One segment, Activated Carbon, relies on activated carbon as a base material, while the other, Engineered Systems, relies on a variety of other methods and materials which do not involve activated carbon. The Activated Carbon segment is represented by business activities using activated carbon while the Engineered Systems segment generates revenues utilizing UV, ion exchange, and chromatographic separation technologies.

 Products and Services:

  The Company's two segments both design and market products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon segment utilizes activated carbon while the Engineered Systems segment relies on other technologies.

  The Activated Carbon segment's activities consist of four areas: (1) carbon--the production and sale of a broad range of untreated, impregnated or acid washed carbons, in powdered, granular, pellet or cloth form; (2) services--the provision of carbon reactivation, handling and transportation, and on-site purification, separation and concentration services; (3) carbon equipment--the design, assembly and sale of systems that employ activated carbon for purification, separation or concentration; and (4) charcoal--the production and sale of charcoal to consumer markets in Germany.

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

  Service. The principal service sold is the Calgon Carbon Service(TM) which supplies customers with a complete process and wastewater treatment service, particularly suited for treating water containing hazardous organic chemicals at the customer's facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

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

  The Company also provides custom reactivation services, primarily in Europe, but also through Calgon Far East Co. Ltd., a joint venture in which the Company is a 60% participant. As part of this service, the Company picks up spent carbon at a customer's site, transports it to the Company's reactivation facilities, reactivates it and then returns the same carbon to the customer.

  Carbon Equipment. In 1978, the Company began marketing equipment which employs activated carbon in various purification, separation and concentration processes, as a means for expanding the market for its products and for revenue growth. In 1990, the Company acquired Vara International, a solvent recovery and vapor phase equipment company.

  The Company sells a line of adsorption and filtration equipment to clean water from contaminated aquifers, industrial wastewater and surface impoundments, to eliminate odors from municipal wastewater plants and other equipment to purify gases and liquids in industrial process applications. Equipment for these applications can be custom designed and fabricated for a specific project or can be drawn from the Company's inventory. The adsorption equipment product line varies in size from fifty-five-gallon drums to twelve-foot-diameter vessels. Through its Vara International unit, the Company sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation, and continuous solvent recovery and abatement of volatile organic compounds with a new product (Revolver(R) CADRE).

  Charcoal and Liquids. Charcoal is manufactured in Germany and used for barbecue grilling by consumers and restaurants. In addition, the Company recovers organic acids distilled from wood as a by-product of charcoal production for retail and industrial markets in Europe.

  The following table details total net sales for the Activated Carbon segment in the past three years:

                                1999                1998                1997
                         ------------------- ------------------- -------------------
                                  Percentage          Percentage          Percentage
(Dollars in thousands)    Amount   of Total   Amount   of Total   Amount   of Total
----------------------   -------- ---------- -------- ---------- -------- ----------
Carbon.................. $142,333     53%    $149,120     54%    $162,760     54%
Service.................   88,787     33       89,939     32       91,697     31
Carbon equipment........   22,420      8       20,009      7       24,875      8
Charcoal and liquids....   16,896      6       19,387      7       20,315      7
                         --------    ---     --------    ---     --------    ---
  Total net sales....... $270,436    100%    $278,455    100%    $299,647    100%
                         ========    ===     ========    ===     ========    ===

  The Company's Engineered Systems segment designs and markets systems that employ ultraviolet light (UV) technology alone or in conjunction with hydrogen peroxide and/or other oxidizing agents, to destroy waterborne organic contaminants. The Company also sells UV disinfection equipment to the municipal drinking water and wastewater markets. Through its wholly owned subsidiary, Advanced Separation Technologies Incorporated (AST), the Company designs and markets proprietary ISEP(R) (Ionic Separator) continuous ion exchange units for separation of organic and inorganic compounds, principally for process applications in the food, pharmaceutical and biotechnology industries and for nitrate and perchlorate removal from drinking water. AST also designs and markets CSEP(R) (Chromatographic Separator), a continuous chromatography separation system for applications in food, pharmaceutical and fine chemicals market segments.

  The following table details total net sales for the Engineered Systems segment in the past three years:

                                1999               1998               1997
                         ------------------ ------------------ ------------------
                                 Percentage         Percentage         Percentage
(Dollars in thousands)   Amount   of Total  Amount   of Total  Amount   of Total
----------------------   ------- ---------- ------- ---------- ------- ----------
Advanced Oxidation
 Technologies........... $ 8,746     34%    $ 8,051     36%    $ 7,631     27%
Advanced Separation
 Technologies...........  16,970     66      14,534     64      20,222     73
                         -------    ---     -------    ---     -------    ---
  Total net sales....... $25,716    100%    $22,585    100%    $27,853    100%
                         =======    ===     =======    ===     =======    ===

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

                                1999                1998                1997
                         ------------------- ------------------- -------------------
                                  Percentage          Percentage          Percentage
(Dollars in thousands)    Amount   of Total   Amount   of Total   Amount   of Total
----------------------   -------- ---------- -------- ---------- -------- ----------
Industrial Process
 Market:
  Food.................. $ 46,672     16%    $ 49,393     16%    $ 54,148     17%
  Chemical and
   pharmaceutical.......   23,604      8       22,662      8       24,786      8
  Original equipment
   manufacturers........   46,233     15       54,032     18       50,430     15
  Other.................   20,158      7       25,734      8       27,666      8
                         --------    ---     --------    ---     --------    ---
    Subtotal............  136,667     46      151,821     50      157,030     48
                         --------    ---     --------    ---     --------    ---
Environmental Market:
  Municipal.............   62,867     21       57,773     19       72,250     22
  Industrial............   79,722     27       72,059     24       77,905     24
                         --------    ---     --------    ---     --------    ---
    Subtotal............  142,589     48      129,832     43      150,155     46
                         --------    ---     --------    ---     --------    ---
Consumer Market:........   16,896      6       19,387      7       20,315      6
                         --------    ---     --------    ---     --------    ---
    Total net sales..... $296,152    100%    $301,040    100%    $327,500    100%
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

  Municipal Market. The Company sells activated carbons, carbon equipment, services and ion exchange technologies to municipal customers in connection with the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water aesthetically acceptable to the public. The Company sells primarily granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells UV systems for the destruction or inactivation of waterborne contaminants.

  Municipal sewage treatment plants purchase the Company's odor control systems and activated carbon products to remove objectionable odors emanating from the plants and to treat the wastewater to meet operating requirements. Granular activated carbon is used in odor control applications, but both granular and powdered activated carbons are used to treat wastewater. The granular activated carbon is used as a filtration/adsorption medium, and the powdered activated carbon is used to enhance the performance of existing biological waste treatment processes.

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

 Sales and Marketing:

  The Company sells carbon, service, carbon equipment, and engineered systems throughout the world and in Germany sells charcoal. In areas outside of the United States and Europe, the Company's primary activity is the sale of activated carbons. Approximately 82% of its products and services are sold through its direct sales force, while 18% is through agents and distributors.

  The Company has a direct sales force in the United States for its Activated Carbon segment with offices located in Pittsburgh, Pennsylvania; Richmond, California; Vero Beach, Florida; Houston, Texas; and Flemington, New Jersey. The Company conducts activated carbon related sales in Canada through a distributor under direction of its wholly owned subsidiary. The Company also has a sales office in Markham, Ontario, Canada, which sells UV-based systems and a sales office in Lakeland, Florida through which it markets ion exchange and chromatographic separation systems. During 2000, the Markham and Lakeland sales offices will be closed and these activities will be transferred to Pittsburgh, Pennsylvania. The Company maintains an office in Singapore to manage its business in South East Asia, including Malaysia, Thailand, Indonesia, India, Singapore and Oceana.

  In 1997, the Company established a subsidiary in Singapore to oversee all activities in Asia. A representative office was established in Tokyo, Japan to manage its business in Korea, Taiwan and the People's Republic of China. Sales of the Company's activated carbon products in Japan are conducted exclusively by Calgon Far East Co. Ltd., a joint venture in which the Company is a 60% participant. The joint venture purchases the Company's products for resale in Japan. The joint venture also owns and operates a reactivation facility in Fukui, Fukui Prefecture, Japan and sells related services. Sales to the joint venture have not been a significant portion of the Company's total net sales.

  In Europe the Company has sales offices in Brussels, Belgium; Paris, France; Manchester, England; and Frankfurt, Germany. During 2000, the Brussels sales office will be closed and its activities will be moved to the Company's production facility in Feluy, Belgium. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

  All offices can play a role in sales of products or services from either of the Company's segments.

  The following table details total net sales to customers by geographic areas in the past three years:

                                1999                1998                1997
                         ------------------- ------------------- -------------------
                                  Percentage          Percentage          Percentage
(Dollars in thousands)    Amount   of Total   Amount   of Total   Amount   of Total
------------------------ -------- ---------- -------- ---------- -------- ----------
United States........... $163,098     55%    $162,481     54%    $173,858     53%
Europe..................   85,189     29       87,394     29      102,925     31
Other...................   47,865     16       51,165     17       50,717     16
                         --------    ---     --------    ---     --------    ---
  Total net sales....... $296,152    100%    $301,040    100%    $327,500    100%
                         ========    ===     ========    ===     ========    ===

Refer to Note 16 to the Consolidated Financial Statements for a discussion of other financial information classified by major countries in which the Company operates.

  The Company's products and services were purchased by approximately 4,000 active customers in 1999. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

 Competition:

  The Company has two principal competitors with respect to the production and sale of carbon related products: Norit, N.V., a Dutch company, and Westvaco Corporation, a United States company. On February 29, 2000, Gilde Investment Management B.V. announced its intention to make an offer to purchase all outstanding shares of Norit. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, carbon equipment and services is based both on price and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

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

  In North America, the Company has competition for its UV technology product line from products not involving UV technology and from a number of smaller firms offering some form of advanced oxidation. A significant competitor is Trojan Technologies, Inc.

  In the ion exchange related systems, competition is from U.S. Filter, a subsidiary of Vivendi, and Applexion, with both providing a full range of filtration/separation equipment, technologies and service.

  There are a number of competitors in the consumer charcoal market whose production facilities are located in Eastern European countries, Spain, Portugal, South Africa and South America. These competitors offer inexpensive, low-quality products to the market.

 Capital Expenditures:

  In 1999, the Company invested $8.6 million for capital expenditures. Of that amount, $8.1 million were related to the Activated Carbon segment. The Company's 2000 capital expenditure budget approximates $19.0 million and is to include carbon production process improvements, expenditures to meet plant facilities environmental requirements and domestic service customer capital. The Company believes that the funds generated from operations, supplemented as necessary with funds from lines of credit and its cash reserves, will provide sufficient funds required for capital expenditures in 2000.

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

 Research and Development:

  The Company's research and development activities are conducted primarily at a research center near Pittsburgh, Pennsylvania, under the direction of a Senior Vice President with a staff of 47 employees. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon, activated charcoal cloth products, and equipment for testing and applications development. Experimental systems are also designed and evaluated at this location.

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

  The Company's research programs include new and improved methods for manufacturing and utilizing improved activated carbons for applications such as physical adsorbents and adsorptive catalysts. Emerging purification/separation/concentration technologies are rigorously evaluated. The Centaur(R) product line represents a family of activated carbons developed for adsorptive/catalytic applications. The Company has also developed carbons specifically designed to remove lead and methyl tertiary butyl ether (MTBE) from drinking water. The charcoal cloth line is the first commercial entry into the shaped carbon business.

  Research and development expenses were $7.7 million, $8.4 million and $8.3 million in 1999, 1998 and 1997, respectively.

 Patent and Trade Secrets:

  The Company possesses a substantial body of technical knowledge and trade secrets and owns 153 United States patents and 221 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

  The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company's facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company's facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company's reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company does not accept, for reactivation, carbons containing certain hazardous materials, including PCBs, dioxins and radioactive materials.

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

 Employee Relations:

  As of December 31, 1999, the Company employed 1,185 persons on a full-time basis, 698 of whom were salaried production, office, supervisory and sales personnel. The 259 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 2002 with respect to the Pittsburgh facility and on June 6, 2001 with respect to the Catlettsburg facility. The 106 hourly personnel at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are between the National Chemical Union and the German Chemical Federation. The current agreement expires on May 31, 2000. The 72 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2001. The Company has 50 hourly employees at three non-union United Kingdom facilities (one of which is a customer location).

Item 2. Properties:

  The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:
Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Bodenfelde, Germany; Fukui, Fukui Prefecture, Japan. The Company leases three production facilities as follows: Lakeland, Florida; Markham, Ontario, Canada; Houghton Le Spring, England. During 1998, the Company essentially concluded its 1994 restructuring plan by transferring ownership of the Brilon Wald, Germany, plant to the local community. This plant was shut down in 1995. During the fourth quarter of 1999, the Company began the process of closing and centralizing activities from a number of facilities. This effort, to be completed in 2000, includes the transfer of production and administrative activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania and the shutdown of activated carbon production lines in Feluy, Belgium, Neville Island, Pennsylvania and at the Catlettsburg, Kentucky location. The cessation of activated carbon production at the Feluy, Belgium location will result in underutilized office facilities and enable the Company to transfer office activity from its current location in Brussels, Belgium to the plant.

  The Lakeland, Florida, and Markham, Ontario, Canada, locations are associated with the Engineered Systems segment and the remaining facilities produce product for the Activated Carbon segment.

  The Catlettsburg, Kentucky plant is the Company's largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

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

  The Markham, Ontario, Canada assembly facility is housed in a 19,000 square foot building near Toronto, Ontario, Canada. Assembly of ultraviolet oxidation equipment takes place at this location. In addition, this facility houses a testing laboratory and pilot plant operations. This facility will be closed during 2000 and its activities will be moved to Pittsburgh, Pennsylvania as part of the Company's consolidation effort.

  The Lakeland, Florida ion exchange separation equipment plant occupies a 26,400 square foot building on approximately one and a half acres of property. The primary operations are warehousing and equipment testing. This facility will be closed during 2000 and its activities will be moved to Pittsburgh, Pennsylvania as part of the Company's consolidation effort.

  The Feluy plant occupies a site of approximately 21 acres located 30 miles south of Brussels, Belgium. It has one production line which manufactures granular activated carbons. In addition, operations at the plant include the reactivation of spent granular activated carbons and the grinding of granular activated carbons into powdered activated carbons. The granular activated carbon production line will be shut down and dismantled during 2000.

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

Item 3. Legal Proceedings:

  On December 31, 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated (AST) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation.

  On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court in the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement. Based upon information obtained since the acquisition and corroborated in the course of pre-trial discovery, the Company believes that it has a reasonable basis for this claim and intends to vigorously pursue reimbursement for damages sustained. Neither the Company nor its counsel can predict with certainty the amount, if any, of recovery that will be obtained from the defendants in this matter. Accordingly, the Company has not recorded a receivable for this gain contingency pending further developments in the litigation. It is expected that the matter will come to trial in 2000.

                             ---------------------

  Trojan Technologies, Inc. (Trojan), a Canadian corporation and a competitor of the Company, has commenced two patent infringement actions against the Company and its subsidiary, Calgon Carbon Canada, Inc. These actions are currently pending in the United States District Court for the Southern District of Georgia (Savannah) and in Federal Court of Canada, Ottawa, Canada:

  Trojan Technologies v. Calgon Carbon Corporation et al.; Civil Action No. CV498-281; U.S. District Court for the Southern District of Georgia.

  Trojan Technologies v. Calgon Carbon Corporation and Calgon Carbon Canada, Inc.; Case No. T-488-99; Federal Court of Canada, Trial Division.

  Both are civil suits brought by Trojan for the alleged infringement of U.S. Patent No. 5,590,390 (the '390 patent) in the Southern District of Georgia action and Canadian Patent No. 2,117,040 (the '040 patent) in the Ottawa action. Both suits seek monetary and injunctive relief for the alleged infringement of these patents from the manufacture, use and sale of the Company's ultraviolet (UV) municipal wastewater treatment system known as the Aurora UV(TM) system. The Company has denied infringement and has also asserted the defense of patent invalidity in both suits. In addition, the Company has brought counterclaims for unfair competition and antitrust violations against Trojan in the U.S. case, based upon misuse of the '390 patent to suppress competition in the medium pressure UV municipal wastewater disinfection market. The Company has brought a counterclaim for a declaration of the invalidity of the '040 patent in the Canadian case.

  The Company is vigorously defending both of these actions and believes that it will ultimately prevail on the merits of both the United States and Canadian cases as it does not infringe either of Trojan's patents.

Item 4. Submission of Matters to a Vote of Security Holders:

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters:

  The information required for this Item 5 appears under the caption "Common Shares and Market Information" on page 42 of the Annual Report to Stockholders for the Year Ended December 31, 1999 and is incorporated in this Annual Report by reference.

Item 6. Selected Financial Data:

  The information required by this Item 6 appears under the caption "Six-Year Summary Selected Financial and Statistical Data" on page 41 of the Annual Report to Stockholders for the Year Ended December 31, 1999 and is incorporated in this Annual Report by reference.

Item 7. Management's Discussion and Analysis:

  The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 13 through 17 of the Annual Report to Stockholders for the Year Ended December 31, 1999 and is incorporated in this Annual Report by reference.

Item 8. Financial Statements and Supplementary Data:

  The financial statements and related report on the consolidated financial statements of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 1999, 1998 and 1997 required by this Item 8 appear on pages 19 through 42 of the Annual Report to Stockholders for the Year Ended December 31, 1999 and are incorporated in this Annual Report by reference.

Item 9. Disagreements with Accountants:

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant:

  Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.

Item 11. Executive Compensation:

  Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

  Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.

Item 13. Certain Relationships and Related Transactions:

  Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

A. Financial Statements

  The following documents are filed as part of this report:

                                                                 Page(s) in
                                                               Annual Report
                                                              to Stockholders
                                                             for the Year Ended
          Financial Statements and Related Report            December 31, 1999
          ---------------------------------------            ------------------
 Report of Independent Accountants, dated February 8, 2000.          18
 Consolidated Statement of Income for the Years Ended
  December 31, 1999, 1998 and 1997.........................          19
 Consolidated Balance Sheet as of December 31, 1999 and
  1998.....................................................          20
 Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997.........................          21
 Consolidated Statement of Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997.............          22
 Notes to the Consolidated Financial Statements............        23-40
 Quarterly Financial Data--Unaudited.......................          42

C. Exhibits

                                                                    Page
  3.1  Amended Certificate of Incorporation...............          (d)
  3.2  By-laws of the Registrant..........................          (a)
  4.0  Rights Agreement...................................          (f)
  9.1  Voting Trust Agreement.............................          (b)
  9.2  Voting Trust Certificate of Amendment..............          (c)
           Calgon Carbon Corporation Stock Option Plan, as
 10.1* Amended............................................          (e)
                  Officers Incentive Plan of Calgon Carbon
 10.3* Corporation, as Amended............................          (h)
       1993 Non-Employee, Directors' Stock Option Plan, as
 10.4* Amended............................................          (g)
 21.0  The wholly owned subsidiaries of the Company are
       Chemviron Carbon GmbH, a German corporation; Calgon
       Carbon Canada, Inc., a Canadian corporation;
       Chemviron Carbon Ltd., a United Kingdom
       corporation; Calgon Carbon Investments Inc., a
       Delaware corporation; Solarchem Environmental
       Systems Inc., a Nevada corporation; Charcoal Cloth
       (International) Limited, a United Kingdom
       corporation; Charcoal Cloth Limited, a United
       Kingdom corporation; Advanced Separation
       Technologies Incorporated, a Florida corporation;
       and Calgon Carbon Export Inc., a Barbados
       corporation. In addition, the Company owns 60% of
       Calgon Far East Co. Ltd., a Japanese corporation
 23.0  Consent of Independent Accountants

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

(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.
(h) Incorporated herein by reference to Exhibit 10.3 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.
*  Executive compensation plans.

D. Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Calgon Carbon Corporation

           March 20, 2000                           /s/ James A. Cederna
-------------------------------------     By: _________________________________
               (Date)                                 James A. Cederna
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ James A. Cederna          President, Chief Executive   March 20, 2000
______________________________________  Officer, Director
           James A. Cederna

         /s/ William E. Cann           Chief Financial Officer      March 20, 2000
______________________________________
           William E. Cann

      /s/ Robert W. Cruickshank        Director                     March 20, 2000
______________________________________
        Robert W. Cruickshank

        /s/ Arthur L. Goeschel         Director                     March 20, 2000
______________________________________
          Arthur L. Goeschel

        /s/ Thomas A. McConomy         Director                     March 20, 2000
______________________________________
          Thomas A. McConomy

          /s/ Nick H. Prater           Director                     March 20, 2000
______________________________________
            Nick H. Prater

        /s/ Seth E. Schofield          Director                     March 20, 2000
______________________________________
          Seth E. Schofield

          /s/ Harry H. Weil            Director                     March 20, 2000
______________________________________
            Harry H. Weil

          /s/ Robert L. Yohe           Director                     March 20, 2000
______________________________________
            Robert L. Yohe

                                 EXHIBIT INDEX

 Exhibit                                                           Method of
   No.                        Description                            Filing
 -------                      -----------                        --------------
  3.1    Amended Certificate of Incorporation.................        (d)
  3.2    By-laws of the Registrant............................        (a)
  4.0    Rights Agreement.....................................        (f)
  9.1    Voting Trust Agreement...............................        (b)
  9.2    Voting Trust Certificate of Amendment................        (c)
               Calgon Carbon Corporation Stock Option Plan, as
 10.1*   Amended..............................................        (e)
         Officers Incentive Plan of Calgon Carbon Corporation,
 10.3*   as Amended...........................................        (h)
           1993 Non-Employee, Directors' Stock Option Plan, as
 10.4*   Amended..............................................        (g)
 21.0    The wholly owned subsidiaries of the Company are
         Chemviron Carbon GmbH, a German corporation; Calgon
         Carbon Canada, Inc., a Canadian corporation;
         Chemviron Carbon Ltd., a United Kingdom corporation;
         Calgon Carbon Investments Inc., a Delaware
         corporation; Solarchem Environmental Systems Inc., a
         Nevada corporation; Charcoal Cloth (International)
         Limited, a United Kingdom corporation; Charcoal Cloth
         Limited, a United Kingdom corporation; Advanced
         Separation Technologies Incorporated, a Florida
         corporation; and Calgon Carbon Export Inc.,
         a Barbados corporation. In addition, the Company owns
         60% of Calgon Far East Co. Ltd., a Japanese
         corporation..........................................   Filed herewith
 23.0    Consent of Independent Accountants...................   Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.
(h) Incorporated herein by reference to Exhibit 10.3 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of its Stockholders.
*  Executive compensation plans.