Form 10-Q
period 2000-03-31
CALGON CARBON CORPORATION
filed 2000-05-11
CIK 812701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to _______

Commission file number 1-15903

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

Yes       No
   -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 28, 2000
     -----------------------------               -----------------------------
     Common Stock,  $.01 par value                      38,803,182 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED March 31, 2000


The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in the future to differ from performance suggested herein. A specific example of such uncertainties include references to reductions in working capital. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company's filings with the Securities and Exchange Commission.


                                   I N D E X
                                   ---------


PART 1  -  FINANCIAL INFORMATION
------     ---------------------

  Item 1.  Financial Statements
  ------
                                                                      Page
                                                                      ----

           Introduction to the Financial Statements................    2

           Consolidated Statement of Income and
           Retained Earnings.......................................    3

           Consolidated Balance Sheet..............................    4

           Consolidated Statement of Cash Flows....................    5

           Selected Notes to Financial Statements..................    6


  Item 2.  Management's Discussion and Analysis of Results
  ------   -----------------------------------------------
            of Operations and Financial Condition..................    9
            -------------------------------------


PART II  - OTHER INFORMATION
----------------------------

   Item 1.    Legal Proceedings....................................   13
   ------     -----------------

   Item 4.    Submission of Matters to a Vote of Security Holders..   13
   ------     ---------------------------------------------------

   Item 6.    Exhibits and Reports on Form 8-K.....................   13
   ------     --------------------------------

SIGNATURES.........................................................   14
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
-------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


     The consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and the notes included therein for the year ended December 31, 1999.

     The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                         Three Months Ended
                                             March 31,
                                      ------------------------
                                        2000            1999
                                      --------        --------
Net sales......................       $ 65,878        $ 71,792
                                      --------        --------

Cost of products sold
  (excluding depreciation).....         41,425          45,682
Depreciation and amortization..          5,301           5,981
Selling, general and
  administrative expenses......         12,796          12,751
Research and development
  expenses.....................          1,761           1,867
                                      --------        --------
                                        61,283          66,281
                                      --------        --------
Income from operations.........          4,595           5,511

Interest income................             42              12
Interest expense...............         (1,191)         (1,134)
Other income (expense)--net....           (588)           (349)
                                      --------        --------
Income before income taxes
  and minority interest........          2,858           4,040

Provision for income taxes.....          1,033           1,455
                                      --------        --------
Income before minority
  interest.....................          1,825           2,585

Minority interest..............             30               9
                                      --------        --------
Net income.....................          1,855           2,594

Common stock dividends.........              -          (3,098)
Retained earnings, beginning
  of period....................        138,936         163,911
                                      --------        --------
Retained earnings, end of
  period.......................       $140,791        $163,407
                                      ========        ========

Net income per common
  share (basic and diluted)....           $.05            $.07
                                      ========        ========
Weighted average shares
 outstanding
 Basic.........................      38,802,144     38,726,127
                                     ==========     ==========

 Diluted.......................      38,841,166     38,726,127
                                     ==========     ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                    March 31,     December 31,
                                                      2000           1999
                                                    --------       --------
                                                  (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents.....................    $  8,456       $  4,194
  Receivables, (net of allowance of $3,669 and
    $3,843).....................................      53,496         58,886
  Inventories...................................      43,342         44,368
  Other current assets..........................       8,046          9,032
                                                    --------       --------
     Total current assets.......................     113,340        116,480

Property, plant and equipment, net..............     157,109        161,752
Intangibles.....................................      76,109         76,620
Other assets....................................       7,784          7,288
                                                    --------       --------

     Total assets...............................    $354,342       $362,140
                                                    ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year............    $  2,670       $  4,604
  Accounts payable and accrued liabilities......      26,409         30,495
  Restructuring reserve.........................      17,578         19,244
  Payroll and benefits payable..................       8,192          8,617
  Accrued income taxes..........................       5,060          2,396
                                                    --------       --------
     Total current liabilities..................      59,909         65,356

Long-term debt..................................      72,801         76,120
Deferred income taxes...........................      26,825         26,650
Other liabilities...............................      11,208         11,020
                                                    --------       --------
     Total liabilities..........................     170,743        179,146
                                                    --------       --------
Minority interest...............................       1,783          1,878
                                                    --------       --------
Commitments and contingencies...................           -              -
                                                    --------       --------
Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,583,682 and
    41,582,632 shares issued....................         416            416
  Additional paid-in capital....................      63,377         63,371
  Retained earnings.............................     140,791        138,936
  Accumulated other comprehensive income........       4,347          5,508
                                                    --------       --------
                                                     208,931        208,231

  Treasury stock, at cost, 2,780,500 shares.....     (27,115)       (27,115)
                                                    --------       --------
     Total shareholders' equity.................     181,816        181,116
                                                    --------       --------
     Total liabilities and
       shareholders' equity.....................    $354,342       $362,140
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
Cash flows from operating activities
------------------------------------
Net income......................................  $ 1,855   $ 2,594
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization.................    5,301     5,981
  Employee benefit plan provisions..............      540       600
  Changes in assets and liabilities - net of
   effects from purchase of businesses and
   exchange:
     (Increase) decrease in receivables.........    4,777      (328)
     (Increase) decrease in inventories.........      372    (3,292)
     Decrease in other current assets...........      958       160
     (Decrease) in restructuring reserve........   (1,660)     (748)
     Increase (decrease) in accounts payable
      and accruals..............................      901      (550)
     Increase in long-term deferred
      income taxes (net)........................    1,340       799
  Other items--net..............................   (1,221)     (364)
                                                  -------   -------
    Net cash provided by
      operating activities......................   13,163     4,852
                                                  -------   -------

Cash flows from investing activities
------------------------------------
  Purchase of businesses........................        -      (566)
  Property, plant and equipment expenditures....   (1,291)   (2,775)
  Proceeds from disposals of equipment..........       77       319
                                                  -------   -------
   Net cash (used in) investing activities......   (1,214)   (3,022)
                                                  -------   -------

Cash flows from financing activities
------------------------------------
  Net proceeds from (repayments of) borrowings..   (5,063)    2,411
  Treasury stock purchases......................        -      (129)
  Common stock dividends........................   (1,940)   (3,105)
                                                  -------   -------
    Net cash (used in) financing
      activities................................   (7,003)     (823)
                                                  -------   -------
Effect of exchange rate changes on cash.........     (684)      (77)
                                                  -------   -------
Increase in cash and cash equivalents...........    4,262       930
Cash and cash equivalents, beginning
  of period.....................................    4,194     1,325
                                                  -------   -------
Cash and cash equivalents, end of period........  $ 8,456   $ 2,255
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1. Reclassifications: Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.


2.  Inventories:
                                           March 31, 2000   December 31, 1999
                                           ---------------  ------------------

 Raw materials                                  $ 9,589           $ 9,453
 Finished goods                                  33,753            34,915
                                                -------           -------
                                                $43,342           $44,368
                                                =======           =======

3.  Supplemental Cash Flow Information:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 2000              1999
                                                 ----              ----
  Cash paid during the period for:
   Interest                                     $   913           $ 1,242
   Income taxes, (net of refunds)               $(1,758)          $   325
                                                =======           =======

  Bank debt:
   Borrowings                                   $ 2,167           $ 4,363
   Repayments                                    (7,230)           (1,952)
                                                -------           -------
  Net proceeds from (repayments of)
   borrowings                                   $(5,063)          $ 2,411
                                                =======           =======

4. No common stock dividends were declared during the quarter ended March 31, 2000. Common stock dividends declared during the quarter ended March 31, 1999 were $.08 per common share. Common stock dividends in the amount of $.05 per common share were declared on April 18, 2000.

5. Comprehensive Income:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2000             1999

 Net income                                      $ 1,855         $ 2,594
  Other comprehensive
   (loss), net of (tax benefit)
   of ($625) and ($1,371),
   respectively                                   (1,161)         (2,546)
                                                 -------         -------
  Comprehensive income                           $   694         $    48
                                                 =======         =======


 The only matter contributing to the other comprehensive (loss) was the currency translation adjustment.

6. Segment Information:

   Prior to January 1, 2000, the Company had two reportable segments: Activated Carbon and Engineered Systems. Each of these segments produced, designed and marketed products and services specifically developed for the purification, separation and concentration of liquids and gases and both sold to the same markets.

   The Company, as a result of a new strategy to transform the Company from a product to a service and solutions provider, has changed the structure of its internal organization in a manner that causes the composition of its reportable segments to change. As a result, the Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer Health. These reportable segments are comprised of strategic business units which offer different products and services. The Company evaluates segment performance based primarily on economic profit (as defined by the Company) and operating income.

   The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption equipment. The Engineered Solutions segment provides solutions to customer's air and water process problems through the design, fabrication and operation of systems that utilize a combination of the Company's enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer Health segment brings the Company's industrial purification technologies directly to the consumer in the form of products and services.

   The Company has restated the segment information for March 31, 1999, to conform to the 2000 presentation.




                                          Three Months Ended March 31,
                                          ----------------------------
                                              2000              1999
                                            --------          --------
Net Sales
  Activated Carbon                           $32,138          $34,020
  Service                                     22,091           24,348
  Engineered Solutions                         7,300            8,969
  Consumer Health                              4,349            4,455
                                             -------          -------
                                             $65,878          $71,792
                                             =======          =======

Income (loss) from operations
  before amortization
  Activated Carbon                           $ 3,512          $ 2,994
  Service                                      3,518            4,051
  Engineered Solutions                        (1,352)            (554)
  Consumer Health                               (511)            (392)
                                             -------          -------
                                               5,167            6,099

Reconciling items
 Amortization of intangibles
   and organization costs                       (572)            (588)
 Interest income                                  42               12
 Interest expense                             (1,191)          (1,134)
 Other expense - net                            (588)            (349)
                                             -------          -------
Consolidated income before
   income taxes and
   minority interest                         $ 2,858          $ 4,040
                                             =======          =======

                               March 31, 2000  December 31, 1999
                               --------------  -----------------

     Total Assets
       Activated Carbon          $155,588           $162,736
       Service                     91,713             89,064
       Engineered Solutions        87,425             90,672
       Consumer Health             19,616             19,668
                                 --------           --------
                                 $354,342           $362,140
                                 ========           ========

7. Litigation

   On April 18, 2000, the Company and Trojan Technologies, Inc. announced a settlement agreement for ongoing litigation in Canada and the U.S. with respect to products made and sold for UV disinfection of municipal wastewater. The effects of this settlement were not material to the financial condition or operations of the Company. Final closing of the settlement agreement is completed.

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

Results of Operations
---------------------

     Consolidated net sales for the three months ended March 31, 2000 decreased by $5.9 million or 8.2%. (An analysis of sales by segment can be found in Note 6 of Selected Notes to Financial Statements.) Sales to the activated carbon segment decreased by $1.9 million or 5.5% versus the three-month period ended March 31, 1999, primarily due to a combination of net losses due to foreign exchange rate changes associated with the strengthening of the U.S. dollar versus the Belgian franc and German deutche mark, partially offset by its weakening compared to the Japanese yen, the deferral of several large orders to the second quarter and losses associated with exiting of unprofitable business areas. Sales to the service segment were below the first quarter of 1999 by $2.3 million or 9.3% due to losses associated with foreign exchange rate changes in Europe, as stated previously, the non-recurring of activity at a major customer and the non-repeat of emergency related sales of temporary systems that occurred in 1999. Revenues associated with the engineered solutions segment declined by $1.7 million or 18.6% due to lower orders in Europe. Sales to the consumer health segment were down by $.1 million or 2.4% versus the comparable period in 1999. Overall the Company's sales decrease was the effect of net losses associated with foreign exchange rate changes of $1.8 million and volume losses.

Gross profit, before depreciation, as a percentage of net sales was 37.1% for the three months ended March 31, 2000. This compares to 36.4% for the three months ended March 31, 1999. This .7 percentage point improvement was primarily the result of the implementation of cost reduction programs at the Company's North American manufacturing facilities but also reflects the aforementioned exiting of unprofitable business areas.

The depreciation and amortization decrease of $.7 million during the three months ended March 31, 2000 versus the three months ended March 31, 1999 was related to fourth quarter 1999 asset write-offs that were primarily included in the restructuring charge.

Combined, selling, general and administrative expenses and research and development expenses were flat. This result was the net effect of cost reduction actions taken in the fourth quarter of 1999, which were primarily related to the restructuring, offset by costs associated with the establishment of the Pittsburgh, Pennsylvania center of excellence, which is part of the Company's new strategy, and management termination costs in Europe.

Interest expenses for the three month periods ended March 31, 2000 and March 31, 1999 were consistent. This was the net of a reduced debt level and increased interest rates.

The effective tax rate for the three month period ended March 31, 2000 was 36.1% versus an effective tax rate of 36.0% for the similar period in 1999.

Financial Condition
-------------------

 Working Capital and Liquidity
 -----------------------------

    Cash flows from operating activities were $13.2 million for the three months ended March 31, 2000 versus $4.9 million for the comparable 1999 period. The $8.3 million improvement was primarily related to reduced investment in working capital in the 2000 period versus an increase in the 1999 period. The Company intends to continue to reduce its investment in working capital by more attention to monies owed by customers and more efficient usage of its enterprise computer system.

Common stock dividends paid during the three month period ended March 31, 2000 represent $.05 per common share while the payment in the comparable 1999 period represented $.08 per common share.

Total debt at March 31, 2000 was $75.5 million, a decrease, including exchange, of $5.3 million from December 31, 1999.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

The Company has a $125.0 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $38.2 million 364-day revolving credit facility expiring in May 2000. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At March 31, 2000 there were no borrowings outstanding under the 364-day revolving credit agreement which management is currently negotiating to extend.

Restructuring of Operations
---------------------------

     During the fourth quarter of 1999, the Company adopted a strategy aimed at lowering costs to serve the activated carbon markets, investing to grow its service and solutions businesses and repositioning its proven technologies to bring more value to consumers. In order to achieve these goals, the Company has been reorganized as a globally integrated business with emphasis on becoming a service business.

As part of this strategy, three activated carbon production lines will be shut down and dismantled. One of these lines is at the Feluy, Belgium location, another is at Neville Island, Pennsylvania and the third is at the Company's Big Sandy, Kentucky facility. Associated with cessation of activated carbon production activity at the Feluy plant will be the transfer of office activity from its current location in Brussels, Belgium to the plant. This will allow formation of a center of excellence at Feluy for the growth of the service business. Operations at several other locations will be consolidated to gain global productivity and centralized processes to promote corporate-wide sharing of technical, operational and financial information. Included in this consolidation will be the transfer of production and administration activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania to form a center of excellence for engineered solutions. With the exception of asset write-offs, these restructuring charges will require cash outlays. The implementation was begun in December 1999 and is expected to be completed before the end of the third quarter of 2000 with minor contractual cash outlays being deferred through the second quarter of 2001. The number of employee separations from this restructuring is expected to be at least 147. These separations will occur primarily at the locations impacted by the strategy and will be spread evenly between plant personnel and administrative positions. Additional hires will result in a net staff reduction of at least 120 positions. Separations through March 31, 2000 were 55.

In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organizational structure. The implementation was begun in September 1998 and is essentially completed. Major contractual cash outlays will be made in the second quarter of 2000 and others may continue during the balance of the year. With the exception of the asset write-offs, these restructuring charges required cash outlays. The number of planned employee separations from this restructuring was 131. All separations have been completed and were in line with the plan.

The restructuring reserve activity for the three months ended March 31, 2000 was:


                                Balance             Balance
($000)                           1-1-00  Payments   3-31-00
                                -------  --------   -------
1999 Plan
---------
 Employee severance and
   termination benefit costs    $13,062   $(1,114)  $ 11,948
 Other costs                      4,882      (493)     4,389
                                -------   -------   --------
                                 17,944    (1,607)    16,337
                                -------   -------   --------

1998 Plan
---------
 Employee severance and
   termination benefit costs      1,091       (24)     1,067
 Other costs                        209       (35)       174
                                -------   -------   --------
                                  1,300       (59)     1,241
                                -------   -------   --------
                                $19,244   $(1,166)  $ 17,578
                                =======   =======   ========

The reserve balances are deemed adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $1.3 million for the three-month period ended March 31, 2000 compared to expenditures of $2.8 million for the same period in 1999. The decrease was primarily due to the non-repeating of expenditures associated with the recently implemented business information system. Total capital expenditures are currently expected to be approximately $15.0 million for the year 2000.

The purchase of business expenditures for the period ended March 31, 1999, represents the continuation of previously accrued cash expenditures for Advanced Separation Technologies (a 1996 acquisition) project failures for projects completed before the acquisition.

Year 2000
---------

     The Company encountered no unusual problems during the rollover to the Year 2000. To date, no Year 2000-related problems have been encountered with third parties. Until all processes and systems are run in production for the first time after the rollover and through the year, there is the potential for date-related problems. The Company plans to continue monitoring its processes and systems to ensure dates and date-related information continue to be processed correctly.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption, this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by the Company and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The effective date of SFAS No. 133 was amended by SFAS No. 137. The Company plans to adopt the standard effective January 1, 2001, as required.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings
------  -----------------

       On April 18, 2000, the Company and Trojan Technologies, Inc. (TSE/TUV)announced that they have reached a settlement of ongoing litigation in Canada and the U.S. with respect to products made and sold for UV disinfection of municipal wastewater. Final closing of the settlement agreement is completed.

       The Company will continue to focus its efforts on the use of UV oxidation and disinfection technology for the treatment of water, but has agreed to cease the manufacture and sale of the AuroraTM UV disinfection system. Impact of the settlement and litigation costs incurred in this fiscal year will not be material to the financial statements.

       The agreement will allow both companies to focus on growing their respective businesses. TSE/TUV and the Company are extremely pleased to have reached this agreement, which brings to conclusion a costly and distracting litigation process. The parties have agreed to terminate all litigation.

       Because the parties have agreed that the terms of the agreement are confidential, no further comment, beyond that contained in the press release, can be forthcoming from the parties.

       The effects of this settlement were not material to the financial conditions or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

       None

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

(c) Exhibits

       None

(d) Reports on Form 8-K

       There were no reports on Form 8-K filed for the quarter ended March 31, 2000.

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



                                 CALGON CARBON CORPORATION
                                 -------------------------
                                     (REGISTRANT)



Date: May 11, 2000               By /s/William E. Cann
                                    ---------------------------------
                                       William E. Cann
                                       Senior Vice President,
                                       Chief Financial Officer