Form 10-Q
period 2000-06-30
CALGON CARBON CORPORATION
filed 2000-08-10
CIK 812701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Yes       No
   -----     ------
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 8, 2000
-----------------------------               -----------------------------
Common Stock,  $.01 par value                      38,807,067 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED June 30, 2000


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


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

  Item 1.   Financial Statements
  ------
                                                                  Page
                                                                  -----
            Introduction to the Financial Statements.............   2

            Consolidated Statement of Income and
            Retained Earnings....................................   3

            Consolidated Balance Sheet...........................   4

            Consolidated Statement of Cash Flows.................   5

            Selected Notes to Financial Statements...............   6

  Item 2. Management's Discussion and Analysis of Results
  ------  -----------------------------------------------
             of Operations and Financial Condition...............   9
             -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

   Item 1.  Legal Proceedings....................................  13
   ------   -----------------

   Item 4.  Submission of Matters to a Vote of Security Holders..  13
   ------   ---------------------------------------------------

   Item 6.  Exhibits and Reports on Form 8-K.....................  14
   ------   --------------------------------

SIGNATURES.......................................................  15
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
                                  (Unaudited)

                                            Three Months Ended                 Six Months Ended
                                                 June 30,                         June 30,
                                           -------------------             ----------------------
                                             2000       1999                 2000          1999
                                           --------   --------             --------      --------
Net sales......................            $ 72,196   $ 80,215             $138,074      $152,007
                                           --------   --------             --------      --------

Cost of products sold
  (excluding depreciation).....              45,108     51,869               86,533        97,551
Depreciation and amortization..               5,267      5,873               10,568        11,854
Selling, general and
  administrative expenses......              12,098     14,768               24,894        27,519
Research and development
  expenses.....................               1,887      2,020                3,648         3,887
                                           --------   --------             --------      --------

                                             64,360     74,530              125,643       140,811
                                           --------   --------             --------      --------

Income from operations.........               7,836      5,685               12,431        11,196

Interest income................                  54         22                   96            34
Interest expense...............              (1,262)    (1,245)              (2,453)       (2,379)
Other income (expense)--net....                (372)      (319)                (960)         (668)
                                           --------   --------             --------      --------

Income before income taxes
  and minority interest........               6,256      4,143                9,114         8,183

Provision for income taxes.....               2,257      1,498                3,290         2,953
                                           --------   --------             --------      --------

Income before minority
  interest.....................               3,999      2,645                5,824         5,230

Minority interest..............                (140)        47                 (110)           56
                                           --------   --------             --------      --------

Net income.....................               3,859      2,692                5,714         5,286

Common stock dividends.........              (1,940)    (3,104)              (1,940)       (6,202)
Retained earnings, beginning
  of period....................             140,791    163,407              138,936       163,911
                                           --------   --------             --------      --------
Retained earnings, end of
  period.......................            $142,710   $162,995             $142,710      $162,995
                                           ========   ========             ========      ========
Net income per common
 share (basic and diluted).....            $    .10   $    .07             $    .15      $    .14
                                           ========   ========             ========      ========

Weighted average shares outstanding
 Basic.........................          38,805,065 38,784,415           38,803,604    38,755,432
                                         ========== ==========           ==========    ==========

 Diluted.......................          38,845,591 38,784,415           38,843,378    38,755,432
                                         ========== ==========           ==========    ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                      June 30,    December 31,
                                                       2000           1999
                                                     --------       --------
                                                    (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents.....................    $  4,247       $  4,194
  Receivables, (net of allowance of $2,788 and
    $3,843).....................................      53,254         58,886
  Inventories...................................      40,493         44,368
  Other current assets..........................      10,102          9,032
                                                    --------       --------
     Total current assets.......................     108,096        116,480

Property, plant and equipment, net..............     154,342        161,752
Intangibles.....................................      75,466         76,620
Other assets....................................       8,341          7,288
                                                    --------       --------

     Total assets...............................    $346,245       $362,140
                                                    ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year............    $  3,256       $  4,604
  Accounts payable and accrued liabilities......      26,507         30,495
  Restructuring reserve.........................       8,157         19,244
  Payroll and benefits payable..................       7,697          8,617
  Accrued income taxes..........................       3,975          2,396
                                                    --------       --------
     Total current liabilities..................      49,592         65,356

Long-term debt..................................      68,892         76,120
Deferred income taxes...........................      30,511         26,650
Other liabilities...............................      11,804         11,020
                                                    --------       --------

     Total liabilities..........................     160,799        179,146
                                                    --------       --------

Minority interest...............................       1,866          1,878
                                                    --------       --------

Commitments and contingencies...................           -              -
                                                    --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000
    shares authorized, 41,587,042 and
    41,582,632 shares issued....................         416            416
  Additional paid-in capital....................      63,398         63,371
  Retained earnings.............................     142,710        138,936
  Accumulated other comprehensive income........       4,171          5,508
                                                    --------       --------
                                                     210,695        208,231

  Treasury stock, at cost, 2,780,500 shares.....     (27,115)       (27,115)
                                                    --------       --------

     Total shareholders' equity.................     183,580        181,116
                                                    --------       --------

     Total liabilities and
       shareholders' equity.....................    $346,245       $362,140
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                  ------------------
                                                    2000       1999
                                                  --------   -------
Cash flows from operating activities
------------------------------------
Net income......................................  $  5,714   $ 5,286
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization.................    10,568    11,854
  Employee benefit plan provisions..............     1,072     1,181
  Changes in assets and liabilities - net of
   effects from purchase of businesses and
   exchange:
    (Increase) decrease in receivables..........     4,667    (5,723)
    (Increase) decrease in inventories..........     3,313      (639)
    (Increase)in other current assets...........    (1,189)   (1,728)
    (Decrease) in restructuring reserve.........   (10,884)   (2,238)
    Increase (decrease) in accounts payable
     and accruals...............................      (342)    1,006
    Increase in long-term deferred
     income taxes (net).........................     5,838       648
  Other items--net..............................    (2,172)     (458)
                                                  --------   -------
   Net cash provided by
     operating activities.......................    16,585     9,189
                                                  --------   -------

Cash flows from investing activities
------------------------------------
  Purchase of businesses........................         -      (725)
  Property, plant and equipment expenditures....    (3,728)   (5,138)
  Proceeds from disposals of equipment..........       138       431
                                                  --------   -------
   Net cash (used in) investing activities......    (3,590)   (5,432)
                                                  --------   -------

Cash flows from financing activities
------------------------------------
  Net proceeds from (repayments of) borrowings..    (8,054)    7,351
  Treasury stock purchases......................         -      (129)
  Common stock dividends........................    (3,880)   (6,202)
                                                  --------   -------
   Net cash provided by (used in) financing
     activities.................................   (11,934)    1,020
                                                  --------   -------

Effect of exchange rate changes on cash.........    (1,008)     (647)
                                                  --------   -------

Increase in cash and cash equivalents...........        53     4,130
Cash and cash equivalents, beginning
  of period.....................................     4,194     1,325
                                                  --------   -------

Cash and cash equivalents, end of period........  $  4,247   $ 5,455
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1. Reclassifications: Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2. Inventories:
                                              June 30, 2000   December 31, 1999
                                             --------------  ------------------

    Raw materials                               $  9,418          $ 9,453
    Finished goods                                31,075           34,915
                                                --------          -------
                                                $ 40,493          $44,368
                                                ========          =======

3. Supplemental Cash Flow Information:

                                                  Six Months Ended June 30,
                                                ----------------------------
                                                  2000                1999
                                                --------             -------

    Cash paid during the period for:
     Interest                                   $  2,470             $ 2,616
     Income taxes, (net of refunds)             $ (1,311)            $   671
                                                ========             =======

    Bank debt:
     Borrowings                                 $  4,489             $11,624
     Repayments                                  (12,543)             (4,273)
                                                --------             -------
    Net proceeds from (repayments of)
     borrowings                                 $ (8,054)            $ 7,351
                                                ========             =======

4. Common stock dividends declared during the quarter ended June 30, 2000 were $.05 per common share. Common stock dividends declared during the quarter ended June 30, 1999 were $.08 per common share. Common stock dividends in the amount of $.05 per common share were declared on July 26, 2000.

5. Comprehensive Income:

                                          Three Months Ended            Six Months Ended
                                              June 30,                      June 30,
                                         -------------------        -----------------------
                                           2000         1999           2000            1999
                                         ------      -------        -------         -------
     Net income                          $3,859      $ 2,692        $ 5,714         $ 5,286
       Other comprehensive (loss),
         net of (tax benefit) of
         ($95), ($694), ($720) and
         ($2,605) respectively             (176)      (1,289)        (1,337)         (3,835)
                                         ------      -------        -------         -------
       Comprehensive income              $3,683      $ 1,403        $ 4,377         $ 1,451
                                         ======      =======        =======         =======


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

   The Company has restated the segment information for the three and six months ended June 30, 1999, to conform to the 2000 presentation.


                                              Three Months Ended               Six Months Ended
                                                   June 30,                        June 30,
                                             ---------------------         ------------------------
                                               2000          1999             2000            1999
                                             -------       -------         --------        --------
     Net Sales
       Activated Carbon                      $31,506       $36,160         $ 63,644        $ 70,180
       Service                                24,404        26,437           46,495          50,785
       Engineered Solutions                    7,302        10,524           14,602          19,493
       Consumer Health                         8,984         7,094           13,333          11,549
                                             -------       -------         --------        --------
                                             $72,196       $80,215         $138,074        $152,007
                                             =======       =======         ========        ========
     Income (loss) from operations
       before amortization
       Activated Carbon                      $ 4,328       $   735         $  7,840        $  3,729
       Service                                 4,693         6,119            8,211          10,170
       Engineered Solutions                   (1,309)         (790)          (2,661)         (1,344)
       Consumer Health                           694           192              183            (200)
                                             -------       -------         --------        --------
                                               8,406         6,256           13,573          12,355

     Reconciling items
       Amortization of intangibles
        and organization costs                  (570)         (571)          (1,142)         (1,159)
       Interest income                            54            22               96              34
       Interest expense                       (1,262)       (1,245)          (2,453)         (2,379)
       Other expense - net                      (372)         (319)            (960)           (668)
                                             -------       -------         --------        --------
     Consolidated income before
        income taxes and
        minority interest                    $ 6,256       $ 4,143         $  9,114        $  8,183
                                             =======       =======         ========        ========

                                  June 30, 2000    December 31, 1999
                                  -------------    -----------------
     Total Assets
       Activated Carbon             $148,783           $162,736
       Service                        91,782             89,064
       Engineered Solutions           86,474             90,672
       Consumer Health                19,206             19,668
                                    --------           --------

                                    $346,245           $362,140
                                    ========           ========

7. Litigation

   On April 18, 2000, the Company and Trojan Technologies, Inc. announced a settlement agreement for ongoing litigation in Canada and the U.S. with respect to products made and sold for UV disinfection of municipal wastewater. The effects of this settlement were not material to the financial condition or operations of the Company. Final closing of the settlement agreement was completed during the quarter ended June 30, 2000.

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

Results of Operations
---------------------

     Consolidated net sales for the three months ended June 30, 2000 decreased by $8.0 million or 10.0% while sales for the six months then ended were down by $13.9 million or 9.2% versus the similar 1999 periods. (An analysis of sales by segment can be found in Note 6 of Selected Notes to Financial Statements.) Net sales for the activated carbon segment decreased by $4.7 million or 12.9% and $6.5 million or 9.3% for the three and six-month periods ended June 30, 2000 respectively, versus the three and six months ended June 30, 1999. Both the quarter and year-to-date results included a combination of net losses due to foreign exchange rate changes associated with the strengthening of the U.S. dollar versus the Belgian franc and German deutche mark, partially offset by its weakening compared to the Japanese yen, and losses associated with exiting of unprofitable business areas. The decrease for the quarter also was the result of unshipped orders, included in the quarter end backlog, because of our strategy to reduce capacity. Sales to the service segment in the second quarter of 2000 were below the second quarter of 1999 by $2.0 million or 7.7% and below the first half of 1999 by $4.3 million or 8.4%. Reductions for both periods included losses associated with foreign exchange rate changes in Europe, as stated previously, and the non-repeat of large equipment sales that occurred in 1999. The year-to-date decline also was the result of the non-repeat of emergency related sales of temporary systems that occurred in 1999. Revenues associated with the engineered solutions segment declined by $3.2 million or 30.6% for the second quarter of 2000 versus the second quarter of 1999 and by $4.9 million or 25.1% for the six-month period ended June 30, 2000 versus the six-month period ended June 30, 1999. Both decreases were due to reduced volume of projects. Sales to the consumer health segment increased by $1.9 million or 26.6% for the quarter ended June 30, 2000 versus the similar 1999 quarter and also increased by $1.8 million or 15.4% for the year-to-date period in 2000 compared to the year-to-date period in 1999. The increases for both the quarter and year-to-date periods were primarily due to increased demand for charcoal and carbon cloth products. The total sales decrease due to the effect of exchange rate changes was $2.1 million for the quarter and $3.9 million for the year-to-date period.

Gross profit, before depreciation, as a percentage of net sales was 37.5% for the three months ended June 30, 2000. This compares to 35.3% for the three months ended June 30, 1999. This 2.2 percentage point improvement was primarily the result of the implementation of cost reduction programs at the Company's North American manufacturing facilities, cost reductions associated with the mid-quarter shut-down of the European activated carbon producing facility and a minor effect from price increases. This result also reflects the exiting of unprofitable business areas. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 37.3% in 2000 versus 35.8% in the 1999 period resulting in a 1.5% improvement. The improvement in the quarter was greater than in the six-month period due to the timing of the European production facility shut-down.

The depreciation and amortization decreases of $.6 million during the three months ended June 30, 2000 versus the three months ended June 30, 1999 and $1.3 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 were related to fourth quarter 1999 asset write-offs that were primarily included in the restructuring charge.

Combined, selling, general and administrative expenses and research and development expenses in the 2000 quarter period were below the 1999 quarter period by $2.8 million. This result was the net effect of cost reduction actions taken in the fourth quarter of 1999, which were primarily related to the restructuring and non-recurring 1999 costs, offset by costs associated with the establishment of the Pittsburgh, Pennsylvania center of excellence, which is part of the Company's new strategy. This category's results for the six-month periods then ended reflected a $2.9 million reduction due to the aforementioned circumstances, but the net reduction was also partially offset by management termination costs in Europe.

Interest expenses for the three and six-month periods ended June 30, 2000 and June 30, 1999 were consistent. This was the net of a reduced debt level and increased interest rates.

The effective tax rate for the three and six months ended June 30, 2000 was 36.1% versus similar effective tax rates for the comparable periods in 1999.

Financial Condition
-------------------

 Working Capital and Liquidity
 -----------------------------

    Cash flows from operating activities were $16.6 million for the six months ended June 30, 2000 versus $9.2 million for the comparable 1999 period. The $7.4 million improvement was primarily related to reduced investment in non-restructuring related working capital in the 2000 period versus an increase in the 1999 period. Payments related to the restructuring were $10.9 million in the 2000 period. The Company intends to continue to reduce its investment in working capital by more attention to monies owed by customers and more efficient usage of its enterprise computer system.

Common stock dividends paid during the three month period ended June 30, 2000 represent $.05 per common share while the payment in the comparable 1999 period represented $.08 per common share.

Total debt at June 30, 2000 was $72.1 million, a decrease, including exchange, of $8.6 million from December 31, 1999.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility renewed in May 2000, which expires in May 2001. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At June 30, 2000 there were no borrowings outstanding under the 364-day revolving credit agreement.

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

As part of this strategy, three activated carbon production lines have been shut down and dismantled. One of these lines was at the Feluy, Belgium location, another was at Neville Island, Pennsylvania and the third was at the Company's Big Sandy, Kentucky facility. Associated with cessation of activated carbon production activity at the Feluy plant, office activity has been moved from Brussels, Belgium to the plant. This has resulted in the formation of a center of excellence at Feluy for the growth of the service business. Operations at several other locations have been consolidated to gain global productivity and centralized processes to promote corporate-wide sharing of technical, operational and financial information. Included in this consolidation was the transfer of production and administration activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania to form a center of excellence for engineered solutions. All of the aforementioned strategy-related actions have been completed. With the exception of asset write-offs, these restructuring charges require cash outlays. The implementation was begun in December 1999 and is expected to be completed before the end of the third quarter of 2000 with minor contractual cash outlays being deferred through the second quarter of 2001. The number of employee separations from this restructuring is expected to be at least 147. There are a number of personnel actions that will be completed during the third quarter of 2000. These separations have occurred primarily at the locations impacted by the strategy and were spread evenly between plant personnel and administrative positions. Additional hires will result in a net staff reduction of at least 120 positions. Separations through June 30, 2000 were 145.

In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organizational structure. The implementation was begun in September 1998 and is essentially completed. Contractual cash outlays were made in the second quarter of 2000 and others will continue during the balance of the year. With the exception of the asset write-offs, these restructuring charges required cash outlays. The number of planned employee separations from this restructuring was 131. All separations have been completed and were in line with the plan.

The restructuring reserve activity for the six months ended June 30, 2000 was:


                                Balance                         Balance
($000)                           1-1-00  Payments   Exchange    6-30-00
                                -------  --------   --------   --------

1999 Plan
---------
 Employee severance and
   termination benefit costs    $13,062  $ (9,767)     $   -   $  3,295
 Other costs                      4,882      (729)      (203)     3,950
                                -------  --------      -----   --------
                                 17,944   (10,496)      (203)     7,245
                                -------  --------      -----   --------

1998 Plan
---------
 Employee severance and
   termination benefit costs      1,091      (315)         -        776
 Other costs                        209       (73)         -        136
                                -------  --------      -----   --------
                                  1,300      (388)         -        912
                                -------  --------      -----   --------
                                $19,244  $(10,884)     $(203)  $  8,157
                                =======  ========      =====   ========

Management believes the reserve balances are adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $3.7 million for the six-month period ended June 30, 2000 compared to expenditures of $5.1 million for the same period in 1999. The decrease was primarily due to non-recurring expenditures associated with the recently implemented business information system. Total capital expenditures are currently expected to be approximately $10.0 million for the year 2000.

The purchase of business expenditures for the period ended June 30, 1999, represents the continuation of previously accrued cash expenditures for Advanced Separation Technologies' (a 1996 acquisition) project failures for projects completed before the acquisition.

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

         The Company will continue to focus its efforts on the use of UV oxidation and disinfection technology for the treatment of water, but has agreed to cease the manufacture and sale of the Aurora/TM/ UV disinfection system. Impact of the settlement and litigation costs incurred in this fiscal year will not be material to the financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The annual meeting of stockholders was held April 18, 2000. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposal considered and voted upon at the meeting and described in the proxy statement.


         The nominees for directors listed in the proxy statements were elected.

                                      Votes For       Votes Withheld
                                      ---------       --------------
            Class of 2003
            -------------

            James A. Cederna          34,437,654          240,026
            Harry H. Weil             33,785,260          892,420
            Robert L. Yohe            33,699,104          978,526

            The following directors continued in office after the meeting:

            Class of 2002
            -------------

            Nick H. Prater
            Seth E. Schofield

            Class of 2001
            -------------

            Robert W. Cruickshank
            Arthur L. Goeschel
            Thomas A. McConomy

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(c) Exhibits

        None

(d) Reports on Form 8-K

        A report on Form 8-K, dated April 14, 2000 and amended on May 17, 2000, was filed under Item 4, changes in Registrant's Certifying Accountant, the dismissal of PricewaterhouseCoopers LLP and the appointment of Deloitte & Touche LLP as the Corporation's independent accountants.

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



                               CALGON CARBON CORPORATION
                               -------------------------
                                      (REGISTRANT)



Date: August 10, 2000            By /s/ William E. Cann
                                    ---------------------------------
                                    William E. Cann
                                    Senior Vice President,
                                    Chief Financial Officer