Form 10-Q
period 2000-09-30
CALGON CARBON CORPORATION
filed 2000-11-13
CIK 812701

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

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

Yes       No
   -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at November 8, 2000
-----------------------------               -------------------------------
Common Stock,  $.01 par value                      38,812,809 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                       QUARTER ENDED September 30, 2000


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


                                    I N D E X
                                    ---------

PART 1 - FINANCIAL INFORMATION
------   ---------------------

   Item 1.  Financial Statements
   ------   --------------------
                                                                     Page
                                                                     ----

            Introduction to the Financial Statements . . . . . . .     2

            Consolidated Statement of Income and
            Retained Earnings  . . . . . . . . . . . . . . . . . .     3

            Consolidated Balance Sheet . . . . . . . . . . . . . .     4

            Consolidated Statement of Cash Flows . . . . . . . . .     5

            Selected Notes to Financial Statements . . . . . . . .     6

   Item 2.  Management's Discussion and Analysis of Results
   ------  ------------------------------------------------
            of Operations and Financial Condition . . . . .. . . .     9
            -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .    14
   ------   -----------------

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .    14
   ------   --------------------------------


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
----------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------




Item 1.  Financial Statements
-------  --------------------


                   INTRODUCTION TO THE FINANCIAL STATEMENTS
                   ----------------------------------------


       The unaudited interim consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 1999.

       In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                            Three Months Ended                  Nine Months Ended
                                               September 30,                       September 30,
                                          -----------------------           -------------------------
                                            2000           1999               2000             1999
                                          --------       --------           --------         --------

Net sales.........................        $ 64,275       $ 73,822           $202,349         $225,829
                                          --------       --------           --------         --------

Cost of products sold
  (excluding depreciation)........          41,263         48,405            127,796          145,956
Depreciation and amortization.....           5,067          5,714             15,635           17,568
Selling, general and
  administrative expenses.........          10,773         13,064             35,667           40,583
Research and development
  expenses........................           1,847          1,941              5,495            5,828
                                          --------       --------           --------         --------

                                            58,950         69,124            184,593          209,935
                                          --------       --------           --------         --------

Income from operations............           5,325          4,698             17,756           15,894

Interest income...................               2             31                 98               65
Interest expense..................          (1,280)        (1,324)            (3,733)          (3,703)
Other income (expense)--net.......          (1,392)          (324)            (2,352)            (992)
                                          --------       --------           --------         --------

Income before income taxes
  and minority interest...........           2,655          3,081             11,769           11,264

Provision for income taxes........             956          1,113              4,246            4,066
                                          --------       --------           --------         --------

Income before minority
  interest........................           1,699          1,968              7,523            7,198

Minority interest.................            (134)          (168)              (244)            (112)
                                          --------       --------           --------         --------

Net income........................           1,565          1,800              7,279            7,086

Common stock dividends............          (1,940)        (3,104)            (3,880)          (9,306)
Re-issuance of treasury stock at
  less than cost..................              (8)             -                 (8)               -
Retained earnings, beginning
  of period.......................         142,710        162,995            138,936          163,911
                                          --------       --------           --------         --------
Retained earnings, end of
  period..........................        $142,327       $161,691           $142,327         $161,691
                                          ========       ========           ========         ========
Net income per common
 share (basic and diluted)........        $    .04       $    .05           $    .19         $    .18
                                          ========       ========           ========         ========

Weighted average shares outstanding
 Basic............................      38,812,013     38,802,132         38,806,428       38,771,170
                                        ==========     ==========         ==========       ==========

 Diluted..........................      38,937,897     38,837,883         38,875,115       38,782,808
                                        ==========     ==========         ==========       ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                  September 30,    December 31,
                                                      2000             1999
                                                   -----------      ----------
                                                   (Unaudited)
                     ASSETS
Current assets:
 Cash and cash equivalents.....................       $  5,109       $  4,194
 Receivables, (net of allowance of $2,780 and
  $3,843)......................................         50,773         58,886
 Inventories...................................         41,003         44,368
 Other current assets..........................          8,786          9,032
                                                      --------       --------
   Total current assets........................        105,671        116,480

Property, plant and equipment, net.............        151,029        161,752
Intangibles....................................         74,815         76,620
Other assets...................................          8,874          7,288
                                                      --------       --------

   Total assets................................       $340,389       $362,140
                                                      ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt due within one year............       $  3,686       $  4,604
 Accounts payable and accrued liabilities......         24,673         30,495
 Restructuring reserve.........................          5,974         19,244
 Payroll and benefits payable..................          8,169          8,617
 Accrued income taxes..........................          3,976          2,396
                                                      --------       --------
   Total current liabilities...................         46,478         65,356

Long-term debt.................................         68,443         76,120
Deferred income taxes..........................         30,682         26,650
Other liabilities..............................         11,176         11,020
                                                      --------       --------

   Total liabilities...........................        156,779        179,146
                                                      --------       --------

Minority interest..............................          1,959          1,878
                                                      --------       --------

Commitments and contingencies..................              -              -
                                                      --------       --------

Shareholders' equity:
 Common shares, $.01 par value, 100,000,000
  shares authorized, 41,589,067 and
  41,582,632 shares issued.....................            416            416
 Additional paid-in capital....................         63,431         63,371
 Retained earnings.............................        142,327        138,936
 Accumulated other comprehensive income........          2,551          5,508
                                                      --------       --------
                                                       208,725        208,231

 Treasury stock, at cost, 2,776,258 and
  2,780,500 shares.............................        (27,074)       (27,115)
                                                      --------       --------

   Total shareholders' equity..................        181,651        181,116
                                                      --------       --------

   Total liabilities and
    shareholders' equity.......................       $340,389       $362,140
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

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                -------------------
                                                  2000        1999
                                                --------   --------
Cash flows from operating activities
------------------------------------
Net income....................................  $  7,279   $  7,086
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization...............    15,635     17,568
  Employee benefit plan provisions............       926      1,767
  Changes in assets and liabilities - net of
   effects from purchase of businesses and
   exchange:
    (Increase) decrease in receivables........     6,102     (4,748)
     Decrease in inventories..................     1,417      4,663
     Decrease in other current assets.........        76        317
    (Decrease) in restructuring reserve.......   (12,811)    (2,470)
    (Decrease) in accounts payable
      and accruals............................    (1,157)    (4,912)
    Increase in long-term deferred
      income taxes (net)......................     4,064      2,399
  Other items--net............................        93        (46)
                                                --------   --------
   Net cash provided by
      operating activities....................    21,624     21,624
                                                --------   --------

Cash flows from investing activities
------------------------------------
  Purchase of businesses......................         -       (791)
  Property, plant and equipment expenditures..    (6,665)    (7,213)
  Proceeds from disposals of equipment........       139        920
                                                --------   --------
   Net cash (used in) investing activities....    (6,526)    (7,084)
                                                --------   --------

Cash flows from financing activities
------------------------------------
  Net (repayments) borrowings.................    (7,754)    (1,470)
  Treasury stock purchases....................         -       (129)
  Common stock dividends......................    (5,820)    (9,307)
  Other.......................................        (8)         -
                                                --------   --------
   Net cash (used in) financing activities....   (13,582)   (10,906)
                                                --------   --------

Effect of exchange rate changes on cash.......      (601)    (1,124)
                                                --------   --------

Increase in cash and cash equivalents.........       915      2,510
Cash and cash equivalents, beginning
  of period...................................     4,194      1,325
                                                --------   --------

Cash and cash equivalents, end of period......  $  5,109   $  3,835
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

                           CALGON CARBON CORPORATION
                    SELECTED NOTES TO FINANCIAL STATEMENTS
                    --------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

1. Reclassifications: Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.  Inventories:
                                        September 30, 2000    December 31, 1999
                                        ------------------    -----------------
 Raw materials                                $  9,322              $ 9,453
 Finished goods                                 31,681               34,915
                                              --------              -------
                                              $ 41,003             $ 44,368
                                              ========             ========

3.  Supplemental Cash Flow Information:

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                2000                 1999
                                            -----------            --------
  Cash paid during the period for:
   Interest                                   $  3,758              $ 3,994
   Income taxes, (net of refunds)             $ (1,022)             $   978
                                              ========              =======

  Bank debt:
   Borrowings                                 $  6,466              $ 6,057
   Repayments                                  (14,220)              (7,527)
                                              --------              -------
  Net repayments of bank debt                 $ (7,754)             $(1,470)
                                              ========              =======

4. A common stock dividend was declared during the quarter ended September 30, 2000 for $.05 per common share. A common stock dividend was declared during the quarter ended September 30, 1999 for $.08 per common share. A common stock dividend in the amount of $.05 per common share was declared on October 17, 2000.

5. Comprehensive income (loss):

                                        Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                         ----------------    -----------------
                                           2000     1999       2000     1999
                                         -------  -------    -------  --------
Net income                               $ 1,565   $1,800    $ 7,279   $ 7,086
  Other comprehensive income
   (loss), net of tax provision
   (benefit) of ($872), $679,
   ($1,592) and ($1,386)
   respectively                           (1,620)   1,261     (2,957)   (2,574)
                                         -------   ------    -------   -------
  Comprehensive income (loss)            $   (55)  $3,061    $ 4,322   $ 4,512
                                         =======   ======    =======   =======

   The only matter contributing to the other comprehensive income (loss) was the foreign currency translation adjustment.

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

   The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption equipment. The Engineered Solutions segment provides solutions to customer's air and water process problems through the design, fabrication and operation of systems that utilize a combination of the Company's enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer Health segment brings the Company's industrial purification technologies directly to the consumer in the form of products and services. The Company has restated the segment information for the three and nine months ended September 30, 1999, to conform to the 2000 presentation.

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------   -------------------
                                     2000       1999       2000       1999
                                    -------   --------   --------   --------
Net Sales
 Activated Carbon                  $ 31,746   $ 38,895   $ 95,390   $109,075
 Service                             20,662     22,050     67,157     72,835
 Engineered Solutions                 7,972      8,290     22,574     27,783
 Consumer Health                      3,895      4,587     17,228     16,136
                                    -------   --------   --------   --------
                                   $ 64,275   $ 73,822   $202,349   $225,829
                                   ========   ========   ========   ========
Income (loss) from operations
   before depreciation and
   amortization
 Activated Carbon                   $ 6,894   $  7,496   $ 19,825   $ 17,210
 Service                              4,117      4,323     15,492     17,595
 Engineered Solutions                   482       (991)    (1,552)    (1,254)
 Consumer Health                     (1,101)      (416)      (374)       (89)
                                    -------   --------   --------   --------
                                     10,392     10,412     33,391     33,462

Depreciation and amortization
 Activated Carbon                     2,406      3,054      7,502      9,038
 Service                              1,951      1,428      5,125      4,545
 Engineered Solutions                   452        971      2,160      3,152
 Consumer Health                        258        261        848        833
                                    -------   --------   --------   --------
                                      5,067      5,714     15,635     17,568

Income from operations after
  depreciation and amortization     $ 5,325   $  4,698   $ 17,756   $ 15,894
                                    =======   ========   ========   ========


                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                   ---------------------    -------------------
                                     2000         1999        2000        1999
                                   --------     --------   --------   --------
Reconciling items
 Interest income                          2           31         98         65
 Interest expense                    (1,280)      (1,324)    (3,733)    (3,703)
    Other expense - net              (1,392)        (324)    (2,352)      (992)
                                   --------     --------    -------   --------
Consolidated income before
   income taxes and
   minority interest               $  2,655     $  3,081    $11,769   $ 11,264
                                   ========     ========    =======   ========


                                     September 30, 2000      December 31, 1999
                                     ------------------      -----------------
Total Assets
  Activated Carbon                          $153,882              $162,736
  Service                                     90,257                89,064
  Engineered Solutions                        79,830                90,672
  Consumer Health                             16,420                19,668
                                            --------              --------

                                            $340,389              $362,140
                                            ========              ========

Item 2.  Management's Discussion and Analysis of Results of
------   --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
---------------------

     Consolidated net sales for the quarter ended September 30, 2000 decreased by $9.5 million or 12.9% while sales for the year-to-date period then ended were down by $23.5 million or 10.4% versus the similar 1999 periods. (An analysis of sales by segment can be found in Note 6 of Selected Notes to Financial Statements.) Net sales for the activated carbon segment decreased by $7.1 million or 18.4% and $13.7 million or 12.5% for the quarter and year-to-date periods ended September 30, 2000 respectively, versus the quarter and year-to-date periods ended September 30, 1999. Both the quarter and year-to-date results included a combination of net losses due to foreign currency translation associated with the strengthening of the U.S. dollar versus the Belgian franc and German deutche mark, partially offset by its weakening compared to the Japanese yen, and losses associated with exiting of unprofitable business areas. Sales to the service segment in the third quarter of 2000 decreased from the third quarter of 1999 by $1.4 million or 6.3% and decreased from the year-to-date period ended September 30, 1999 by $5.7 million or 7.8%. Reductions for both periods included losses associated with foreign currency translation in Europe, as stated previously, the non-repeat of large equipment sales that occurred in 1999 and the decision by some customers to extend the time between carbon reactivation. The year-to-date decline also was the result of the non-repeat of emergency related sales of temporary systems that occurred in 1999. Revenues associated with the engineered solutions segment declined by $0.3 million or 3.8% for the third quarter of 2000 versus the third quarter of 1999 and by $5.2 million or 18.7% for the year-to-date period ended September 30, 2000 versus the year-to-date period ended September 30, 1999. Both decreases were due to reduced volume of projects. Sales to the consumer health segment decreased by $0.7 million or 15.1% for the quarter ended September 30, 2000 versus the similar 1999 quarter and increased by $1.1 million or 6.8% for the year-to-date period in 2000 compared to the year-to-date period in 1999. The decrease for the quarter was primarily due to decreased demand for charcoal and carbon cloth products. The year-to-date increase was the result of strong charcoal sales partially offset by the adverse effect of foreign currency translation. The total sales decrease for all segments due to the effect of currency translation was $1.9 million for the quarter and $5.8 million for the year-to-date period.

Gross profit, before depreciation, as a percentage of net sales was 35.8% for the quarter ended September 30, 2000. This compares to 34.4% for the quarter ended September 30, 1999. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 36.8% in 2000 versus 35.4% in the 1999 period. This 1.4 percentage point improvement for both the quarter and year-to-date was primarily the result of the implementation of cost reduction programs at the Company's North American manufacturing facilities, cost reductions associated with the May shut-down of the European activated carbon producing facility and a minor effect from price increases. This result also reflects the exiting of unprofitable business areas.

The depreciation and amortization decreases of $.6 million during the quarter ended September 30, 2000 versus the quarter ended September 30, 1999 and $1.9 million for the year-to-date period ended September 30, 2000 compared to the year-to-date period ended September 30, 1999 were related to fourth quarter 1999 asset write-offs that were primarily included in the restructuring charge.

Combined, selling, general and administrative expenses and research and development expenses in the 2000 quarter period were below the 1999 quarter period by $2.4 million. This result was the net effect of cost reduction actions taken in the fourth quarter of 1999 and first half of 2000. These reductions were offset by costs associated with the establishment of the Pittsburgh, Pennsylvania and Feluy, Belgium centers of excellence and increased costs related to promotions for the Company's Consumer products. This category's results for the year-to-date periods then ended reflected a $5.2 million reduction due to the aforementioned circumstances.

Other income (expense) net increased $1.1 million for the comparable quarter of 2000 versus 1999 mainly due to foreign exchange losses related to the settlement of affiliate transactions at unfavorable exchange rates. The same reasoning applies to the year-to-date increase of $1.4 million.

Interest expenses for the quarter and year-to-date periods ended September 30, 2000 and September 30, 1999 remained relatively constant. This was the net effect of a reduced debt level and increased interest rates on variable rate debt.

The effective tax rate for the quarter and year-to-date periods ended September 30, 2000 was 36% versus similar effective tax rates for the comparable periods in 1999.

Financial Condition
-------------------

 Working Capital and Liquidity
 -----------------------------

    Cash flows from operating activities were $21.6 million for the year-to-date periods ended September 30, 2000 and 1999. The Company's concentrated efforts on reducing working capital were offset by the $12.8 million in payments related largely to the restructuring in the fourth quarter of 1999.

Common stock dividends paid during the quarter ended September 30, 2000 represent $.05 per common share while the payment in the comparable 1999 period represented $.08 per common share.

A stock repurchase program was approved by the Board of Directors on October 17, 2000 that will allow the Company to repurchase up to 500,000 shares of common stock.

Total debt at September 30, 2000 was $72.1 million, a decrease, including exchange, of $8.6 million from December 31, 1999.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its future cash requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility renewed in May 2000, which expires in May 2001. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At September 30, 2000 there was $3.6 million outstanding under the 364-day revolving credit agreement.

Restructuring of Operations
---------------------------

     The Company currently has two separate restructuring plans requiring continued cash outlays still in progress as of the period ended September 30, 2000. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998. The details of both restructuring plans are outlined below.

During the fourth quarter of 1999, the Company adopted a strategy aimed at lowering costs to serve the activated carbon markets, investing to grow its service and solutions businesses and repositioning its proven technologies to bring more value to consumers. In order to achieve these goals, the Company has been reorganized as a globally integrated business with emphasis on becoming a service business. As part of this strategy, three activated carbon production lines have been shut down and dismantled. One of these lines was at the Feluy, Belgium location, another was at Neville Island, Pennsylvania and the third was at the Company's Big Sandy, Kentucky facility. Associated with cessation of activated carbon production activity at the Feluy plant, office activity has been moved from Brussels, Belgium to the plant. This has resulted in the formation of a center of excellence at Feluy for the growth of the service business. Operations at several other locations have been consolidated to gain global productivity and centralized processes to promote corporate-wide sharing of technical, operational and financial information. Included in this consolidation was the transfer of production and administration activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania to form a center of excellence for engineered solutions. All of the aforementioned strategy-related actions have been completed. With the exception of asset write-offs, these restructuring charges require cash outlays. The implementation was begun in December 1999 and is expected to be completed before the end of the fourth quarter of 2000 with minor contractual cash outlays being deferred through the second quarter of 2006. The number of employee separations from this restructuring is expected to be at least 150. These separations have occurred primarily at the locations impacted by the strategy and were spread between plant personnel and administrative positions. Additional hires will result in a net staff reduction of at least 130 positions. Separations through September 30, 2000 were 147.

In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organizational structure. The implementation was begun in September 1998 and is essentially completed. Contractual cash outlays for employee severance were made in the third quarter of 2000 and others will continue during the balance of the year. With the exception of the asset write-offs, these restructuring charges required cash outlays. The number of planned employee separations from this restructuring was 131. All separations have been completed and were in line with the plan.

The restructuring reserve activity for the nine months ended September 30, 2000 was:

                                Balance                         Balance
($000)                           1-1-00   Payments   Exchange    9-30-00
                               --------   --------   --------   --------
1999 Plan
---------
 Employee severance and
  termination benefit costs    $ 13,062   $(10,584)    $    -   $  2,478
 Other costs                      4,882     (1,763)      (459)     2,660
                               --------   --------     ------   --------
                                 17,944    (12,347)      (459)     5,138
                               --------   --------     ------   --------
1998 Plan
---------
 Employee severance and
  termination benefit costs       1,091       (380)         -        711
 Other costs                        209        (84)         -        125
                               --------   --------     ------   --------
                                  1,300       (464)         -        836
                               --------   --------     ------   --------
                               $ 19,244   $(12,811)    $ (459)  $  5,974
                               ========   ========     ======   ========

Management believes the reserve balances are adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $6.7 million for the nine-month period ended September 30, 2000 compared to expenditures of $7.2 million for the same period in 1999. The decrease was primarily due to non-recurring expenditures associated with the recently implemented business information system. Total capital expenditures are currently expected to be approximately $10.4 million for the year ending December 31, 2000.

The purchase of business expenditures for the period ended September 30, 1999 represent the continuation of previously accrued cash expenditures for Advanced Separation Technologies' (a 1996 acquisition) project failures for projects completed before the acquisition.

Year 2000 Information Management
--------------------------------

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

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. These new standards require recognition of all derivatives as either assets or liabilities at fair value. They may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption, this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. We have appointed a team to implement SFAS No. 133 on a global basis for the Company. This team has been implementing a SFAS No. 133 compliant risk management policy, globally educating both financial and non-financial personnel, reviewing contracts for potential effect and addressing other SFAS No. 133 related issues. Based upon the strategies currently used by the Company and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, the Company does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The effective date of SFAS No. 133 was amended by SFAS No. 137. The Company plans to adopt the standard effective January 1, 2001, as required.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
------   -----------------

         There were no significant legal proceedings for the quarter ended September 30, 2000. Refer to the June 30, 2000 10-Q for significant proceedings occurring during the quarter then ended.


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(c) Exhibits

         None

(d) Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

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



                                 CALGON CARBON CORPORATION
                                 -------------------------
                                       (REGISTRANT)



Date: November 13, 2000          By /s/  William E. Cann
                                    ---------------------------------
                                    William E. Cann
                                    Senior Vice President,
                                    Chief Financial Officer