Form 10-K
period 2000-12-31
CALGON CARBON CORPORATION
filed 2001-04-02
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X    No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 20, 2001, there were outstanding 38,801,509 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 20, 2001 was $242,046,907.

The following documents have been incorporated by reference:

                                                                                           Form 10-K
                     Document                                                              Part Number
                     --------                                                              -----------
Portions of Annual Report to Stockholders for the Year Ended December 31, 2000 ..........  I, II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's
Annual Meeting of Stockholders to be held on May 1, 2001.................................     III

                                      INDEX

PART I
Item 1.     Business..................................................................     1
Item 2.     Properties................................................................     9
Item 3.     Legal Proceedings.........................................................    10
Item 4.     Submission of Matters to a Vote of Security Holders.......................    10

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....    10
Item 6.     Selected Financial Data...................................................    11
Item 7.     Management's Discussion and Analysis......................................    11
Item 8.     Financial Statements and Supplementary Data...............................    11
Item 9.     Disagreements with Accountants............................................    11

PART III
Item 10.    Directors and Executive Officers of the Registrant........................    12
Item 11.    Executive Compensation....................................................    12
Item 12.    Security Ownership of Certain Beneficial Owners and Management............    12
Item 13.    Certain Relationships and Related Transactions............................    12

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    13

SIGNATURES  ..........................................................................    15

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis" and statements incorporated by reference into this Form 10-K from the 2000 Annual Report to Stockholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation's (the "Company's") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company's business include the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers' growth, productivity improvements at its locations, and new technologies that could affect the use of the Company's products.


Item 1.  Business:

   The Company:

     The predecessor of the Company's activated carbon business was formed in 1942. In April 1985, the Company's predecessor business was purchased by its management in a leveraged buyout. On June 9, 1987, the Company completed its initial public offering of common stock. In May 1988, the Company acquired an activated carbon and charcoal business which provided the Company with two additional manufacturing facilities located in Germany. The acquisition was accounted for as a purchase. In September 1990, the Company purchased the assets of TMPC, Inc. (Vara International) in order to strengthen its vapor phase and solvent recovery equipment business. This business uses principally activated carbon as its adsorption media. During the fourth quarter 1994, it was decided to close one of the German plants due to high operating costs. In accordance with the plan, the Brilon Wald plant was closed during 1995. In February 1996, the Company acquired the business and operating assets of the perox-pure(TM) operations of Vulcan Peroxidation Systems, Inc. and in June 1996 also acquired the common stock of Solarchem Enterprises, Inc. to form the Company's Advanced Oxidation Technologies unit. Both of these transactions were accounted for as purchases and provided the Company with an entry into the advanced oxidative water treatment market using ultra violet light (UV) technology. In December 1996, the Company acquired the common stock of Charcoal Cloth (International) Limited and Charcoal Cloth Limited. This acquisition was also accounted for as a purchase. The acquired companies produce activated carbon in cloth form primarily for odor control in medical and industrial applications where granular activated carbon is not feasible. These products also exhibit electrical properties which make them useful in applications other than those in which other forms of activated carbon are utilized. Also in December 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated. This Company designs and assembles proprietary separation equipment for use in the industrial process and environmental markets utilizing ion exchange and chromatographic separation technologies. During the fourth quarter of 1997, the Company initiated a plan to consolidate the manufacturing operations and research activities of its Advanced Oxidation Technologies unit in Tucson, Arizona into its Markham, Ontario, Canada site. During the fourth quarter of 1998, the Company essentially completed the disposition of the Brilon Wald, Germany, plant by transferring ownership of the facility to the local community. During the fourth quarter of 1999, the Company began the process of closing and centralizing activities from a number of facilities. This effort was completed in 2000 and included the transfer of production and administrative activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania and the shutdown of activated carbon production lines in Feluy, Belgium, Neville Island, Pennsylvania and at the Big Sandy, Kentucky location. The Company also transferred office activity from its current location in Brussels, Belgium to the Feluy, Belgium plant in July 2000.

     Through 1999, the Company's operations were principally conducted in two business segments: Activated Carbon and Engineered Systems. Both segments included the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases, and both sold to the same markets. As of January 1, 2000, the Company, as a result of a new strategy to transform the Company from a product supplier to a service and solutions provider, has changed the structure of its internal organization in a manner that causes the composition of its reportable segments to change. As a result, the Company has four reportable segments :
Activated Carbon, Service, Engineered Solutions and Consumer Health. These reportable segments (platforms) are composed of global profit centers that make and sell different products and services.

     The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air and other liquids and gases. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption (explained below) equipment. The Engineered Solutions segment provides solutions to customers' air and water purification problems through the design, fabrication, and operation of systems that utilize a combination of the Company's enabling technologies: carbon adsorption, ultra violet light and advanced ion exchange separation. The Consumer Health segment primarily consists of the manufacture of carbon cloth, lump charcoal and briquettes, and new consumer products based on the Company's technologies already proven in large-scale industrial applications.

     Segment information disclosed on pages 38 through 40 of the Annual Report to Stockholders for the year ended December 31, 2000 should be considered in the following discussion and is incorporated by reference.

   Products and Services:

     The Company's four platforms design and market products and services specifically developed for the purification, separation and concentration of liquids and gases. The Carbon and Service Platforms utilize activated carbon while the Engineered Solutions segment relies on other technologies. The Consumer Platform integrates carbon products into commercial products for everyday use by consumers.

     Activated Carbon. The Activated Carbon segment involves the production and sale of a broad range of untreated, impregnated or acid washed carbons, in powdered, granular or pellet form. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as "adsorption." In "adsorption" organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur(R).

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

     Although the Company has historically concentrated on granular and pelletized activated carbon. The Company also manufactures powdered activated carbon, as a by-product and/or by crushing granular activated carbons. Granular activated carbon is generally used in fixed filter beds for continuous flow purification processes, while powdered activated carbon is generally used in batch purification processes. Use of fixed filter beds of activated carbon for continuous flow processing of a liquid or gas achieves a lower cost of operation and avoids the disposal costs associated with powdered carbon.

     Sales for the Activated Carbon segment were $124.7 million, $144.5 million and $158.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Service. The Service segment is comprised of carbon reactivation, handling and transportation, and on-site purification, separation and concentration services, as well as the design, assembly and sale of systems that employ activated carbon for purification, separation or concentration. The principal service sold is the Calgon Carbon ServiceTM which supplies customers with a complete process and wastewater treatment service, particularly suited for treating water containing hazardous organic chemicals at the customer's facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment. Reactivation is a process by which organic compounds are driven off activated carbon particles that have been saturated with organic materials by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is reactivated for economic reasons or to destroy hazardous adsorbed organic compounds. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

     In addition to offering services to clean water from contaminated aquifers and surface impoundments and to clean accidental spills on a fee basis, the Company also sells a line of adsorption and filtration equipment to clean water from contaminated aquifers and industrial wastewater and surface impoundments, and other equipment to purify gases and liquids in industrial process applications. Equipment for these applications can be custom designed and fabricated for a specific project or can be drawn from the Company's inventory, dispatched on twenty-four hours notice and operational within forty-eight hours after arrival on site.

     Purification services provided by the Company are used to improve the quality of food, chemical, pharmaceutical and petrochemical products. Such services may be utilized in permanent installations or in temporary applications, as pilot studies for new manufacturing processes or recovery of off-specification products.

     The Company also provides custom reactivation services, primarily in Europe, but also through Calgon Far East Co. Ltd., a joint venture. As part of this service, the Company picks up spent carbon at a customer's site, transports it to the Company's reactivation facilities, reactivates it and then returns the same carbon to the customer.

     The following table details total net sales for the Service segment in the past three years:

                                    2000                  1999                 1998
                          ------------------------------------------------------------------
                                     Percentage             Percentage            Percentage
(Dollars in thousands)      Amount     of Total    Amount     of Total    Amount    of Total
--------------------------------------------------------------------------------------------
Service                    $84,348          93%    $84,091          89%   $80,628      92%
Equipment                    6,630           7      10,178          11      7,320       8
--------------------------------------------------------------------------------------------
     Total net sales       $90,978         100%    $94,269         100%   $87,948     100%
--------------------------------------------------------------------------------------------

     Engineered Solutions. The Company designs and markets proprietary ISEP(R) (Ionic Separator) continuous ion exchange units for the purification of many products in the food, pharmaceutical and biotechnology industries. The ISEP(R) units are also used to remove nitrate and perchlorate contaminants from drinking water. The Company also designs and markets CSEP(R) (Chromatographic Separator), a continuous chromatographic separation system for applications in the food, pharmaceutical and fine chemicals market segments.

     The Company also sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation, and continuous solvent recovery and abatement of volatile organic compounds and odors.

     Sales for the Engineered Solutions segment were $32.7 million, $37.7 million and $32.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Consumer Health. Currently, the primary products offered in the Consumer Health segment are charcoal, liquids and carbon cloth. The charcoal is manufactured in Germany and used for barbecue grilling by consumers and restaurants. The liquids are organic acids recovered and purified during the process of charcoal production and sold to the retail and industrial markets in Europe. Sales of charcoal and liquids are weather dependent with the majority of sales occurring in the spring and summer months. Carbon cloth, which is activated carbon in cloth form, is manufactured in England and primarily sold to the medical and specialty markets.

     Carbon cloth is also used as the primary raw material in many of the Company's new consumer products that are being developed for home wellness. The first such product, the WaveZorb(TM), absorbs cellular phone microwaves and was launched in the third quarter of 2000. Another new product introduced in the third quarter was Purrfectly Fresh(TM), a product that uses activated carbon to absorb odors and extend the life of kitty litter. The Company sells its home wellness products through many market channels and the Company's website.

     Sales for the Consumer Health segment were $20.6 million, $19.7 million and $22.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Markets:

     The Company offers its Activated Carbon, Service and Engineered Solutions products and services to the Industrial Process and Environmental markets. Industrial process applications for the Company's products and services include purification, catalysis and product recovery within the food, chemical, pharmaceutical, biotechnology, medical, personnel protection, cigarette and precious metals industries. Environmental applications include drinking water purification, municipal wastewater and sewage treatment, groundwater remediation and emissions control in both industrial and municipal markets. Consumer Health products are sold primarily to the retail, industrial and medical markets as discussed previously.

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

     Food Market. Sweetener manufacturers are the principal purchasers of the Company's products in the industrial process market. In terms of revenue, the Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Ion exchange systems are also used in this market for the production of lysine and vitamin E.

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

     Municipal Market. The Company sells activated carbons, equipment, services and ion exchange technologies to municipal customers in connection with the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water aesthetically acceptable to the public. The Company sells primarily granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells UV systems for the destruction or inactivation of waterborne contaminants.

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

     Industrial Market. The Company offers its products and services to private industry to meet wastewater discharge requirements imposed by various governmental entities. Most of the Company's sales to this market are sales of the Calgon Carbon Service TM for wastewater treatment. The reactivation portion of this service is an important element if the contaminants in the wastewater are hazardous organic chemicals. The hazardous organic chemicals which are adsorbed from the water by the activated carbons are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves customers the difficulty of having to find a method of long-term containment (such as a landfill) for hazardous organic chemicals removed from their industrial wastewater.

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

   Sales and Marketing:

     The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Monterey, California; Houston, Texas; Vero Beach, Florida and Flemington, New Jersey. The Company conducts activated carbon related sales in Canada through a distributor under direction of its wholly owned subsidiary. In 2000, the Company closed its sales offices in Markham, Ontario, Canada and Lakeland, Florida and transferred those activities to Pittsburgh, Pennsylvania. The Company maintains an office in Singapore to manage its business in Southeast Asia, including Malaysia, Thailand, Indonesia, India, Singapore and Oceana.

     In 1997, the Company established a subsidiary in Singapore to oversee all activities in Asia. A representative office was established in Tokyo, Japan to manage its business in Korea, Taiwan and the People's Republic of China. Sales of the Company's activated carbon products in Japan are conducted exclusively by Calgon Far East Co. Ltd., a joint venture in which the Company is a 60% owner. The joint venture purchases the Company's products for resale in Japan. The joint venture also owns and operates a reactivation facility in Fukui, Fukui Prefecture, Japan and sells related services.

     In Europe the Company has sales offices in Feluy, Belgium; Paris, France; Manchester, England; and Frankfurt, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

     All offices can play a role in sales of products or services from any of the Company's segments.

     Geographic sales information is incorporated by reference to page 39 of the Annual Report to Stockholders for the Year Ended December 31, 2000.

     Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

   Backlog:

     The Company had a sales backlog of $19.1 million and $6.0 million as of February 28, 2001 and 2000, respectively, in the Engineered Solutions segment. The Company expects the 2001 balance to be substantially recognized by year end.

   Competition:

     The Company has two principal competitors with respect to the production and sale of activated carbon related products: Norit, N.V., a Dutch company, and Westvaco Corporation, a United States company. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, carbon equipment and services is based on price, quality and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

     A number of other smaller competitors engage in the production and sale of activated carbons in local markets, but do not compete with the Company on a world-wide basis. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with the Company in the worldwide activated carbon business.

     In the United States and Europe the Company also competes with several small regional companies for the sale of its reactivation services and carbon equipment.

     In North America, the Company has competition for its UV technology product line from products not involving UV technology and from a number of smaller firms offering some form of advanced oxidation. A significant competitor in this product line is Trojan Technologies, Inc.

     Ion exchange related systems competition comes primarily from U.S. Filter, a subsidiary of Vivendi, and Applexion.

     There are a number of competitors in the consumer charcoal market whose production facilities are located in Eastern European countries, Spain, Portugal, South Africa and South America. These competitors offer inexpensive products to the market in Germany.

   Raw Materials:

     The principal raw material purchased by the Company for its Activated Carbon and Service segments is bituminous coal from mines in the Appalachian Region and mines outside the United States, under both long-term and annual supply contracts. The Company purchases wood for its German charcoal operations through long-term contracts and on the open market, primarily waste slabs from saw mills or as off-cuts from the furniture industry. Most of the wood is sourced in Germany and the supply of wood is adequate.

     The Company purchases natural gas from various suppliers for use in its Activated Carbon and Service segments' production facilities. In both the United States and Europe, this natural gas is purchased pursuant to various annual contracts with natural gas companies.

     The Company purchases hydrogen peroxide via long-term fixed-price contracts for its UV Technologies business.

     The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in the United States and Europe under annual supply contracts.

     The purchase of key equipment components is coordinated through agreements with various suppliers.

     The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials or equipment components.

   Research and Development:

     The Company's research and development activities are conducted primarily at a research center in Pittsburgh, Pennsylvania, under the direction of a Senior Vice President. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon, activated charcoal cloth products, and equipment for testing and applications development. Experimental systems are also designed and evaluated at this location.

     The principal goals of the Company's research program are growing the Company as a technological leader in satisfying customers with its products, services and equipment; developing new products and services; and providing technical support to customers and operations of the Company.

     The Company's research programs include new and improved methods for manufacturing and utilizing improved activated carbons. Emerging purification/separation/concentration technologies are rigorously evaluated. The Centaur(R) product line represents a family of activated carbons developed for adsorptive/catalytic applications. The Company has also developed carbons specifically designed to remove lead and methyl tertiary butyl ether (MTBE) from drinking water. The charcoal cloth line is the first commercial entry into the shaped carbon business.

     Research and development expenses were $7.4 million, $7.7 million, and $8.4 million in 2000, 1999 and 1998, respectively.


Patents and Trade Secrets:

     The Company possesses a substantial body of technical knowledge and trade secrets and owns 145 United States patents and 251 patents in other countries. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

   Regulatory Matters:

     USA. The Company is subject to extensive environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials and is also subject to other federal and state laws regarding health and safety matters. The Company believes it is presently in substantial compliance with these laws and regulations. These laws and regulations are constantly evolving, and it is impossible to predict the effect these laws and regulations may have on the Company in the future.

     The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company's facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company's facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company's reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company does not accept for reactivation carbons containing certain hazardous materials.

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

   Employee Relations:

     As of December 31, 2000, the Company employed 995 persons on a full-time basis, 545 of whom were salaried production, office, supervisory and sales personnel. The 249 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 2002 at the Pittsburgh facility and on June 6, 2001 at the Catlettsburg facility. The hourly personnel at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are between the National Chemical Union and the German Chemical Federation. The current agreement expires on February 1, 2002. The hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2001. The Company has hourly employees at three non-union United Kingdom facilities (one of which is a customer location).

Item 2.  Properties:

     The Company owns ten production facilities, three of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Bodenfelde, Germany; Fukui, Fukui Prefecture, Japan. The Company leases one production facility in Houghton Le Spring, England. In 2000, the Company transferred its production and administrative activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania and shutdown activated carbon production lines in Feluy, Belgium, Neville Island, Pennsylvania and Catlettsburg, Kentucky. The cessation of activated carbon production at the Feluy, Belgium location resulted in underutilized office facilities that enabled the Company to transfer the office activity from Brussels, Belgium to the plant.

     The Catlettsburg, Kentucky plant is the Company's largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant, which serves the Activated Carbon and Service segments, produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

     The Pittsburgh, Pennsylvania carbon production plant occupies a four-acre site and serves the Activated Carbon and Service segments. Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons, the grinding of granular activated carbons into powdered activated carbons and the production of pelletized carbons. The plant also has the capacity to produce coal-based or coconut-based granular activated carbons.

     The Pearlington, Mississippi plant occupies a site of approximately 100 acres. The plant has one production line that produces granular activated carbons and powdered carbons for the Activated Carbon segment.

     The Blue Lake plant, located near the city of Eureka, California occupies approximately two acres. The primary operation at the plant includes reactivation of spent granular activated carbons for the Service segment.

     The Pittsburgh, Pennsylvania Equipment and Assembly plant is located on Neville Island in close proximity to the carbon and Engineered Solutions Plant and is situated within a 16-acre site that includes a 300,000 square foot building. The equipment and assembly plant occupies 95,000 square feet with the remaining space used as a centralized warehouse for carbon inventory. The plant, which serves the Engineered Solutions and Service segments, manufactures and assembles fully engineered carbon equipment for purification, concentration and separation systems. This plant also serves as the east coast staging and refurbishment point for carbon service equipment.

     The Pittsburgh, Pennsylvania Engineered Solutions plant, established in 1998, is a 37,500 sq. ft. production facility located on Neville Island in close proximity to the carbon and Equipment and Assembly plants. The primary focus of this facility is the manufacture of UV and Ion Exchange (ISEP) equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment. This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV and ISEP systems.

     The Markham, Ontario, Canada ultra violet equipment plant was closed during 2000 and its activities were moved to Pittsburgh, Pennsylvania.

     The Lakeland, Florida ion exchange separation equipment plant was closed during 2000 and its activities were moved to Pittsburgh, Pennsylvania.

     The Feluy plant occupies a site of approximately 21 acres located 30 miles south of Brussels, Belgium. Operations at the plant include both the reactivation of spent granular activated carbons and the grinding of granular activated carbons into powdered activated carbons for the Service segment. The granular activated carbon production line that was on site was shut down and dismantled during 2000.

     The Grays plant occupies a three-acre site near London, England. Operations at the plant include both the reactivation of spent granular activated carbons and the impregnation of granular activated carbon for the Service segment.

     The Bodenfelde plant occupies a site of approximately 40 acres and is situated in the State of Lower Saxony, Germany. Operations at the plant include the manufacture of charcoal for the Consumer Health segment. Also a by-product, acetic acid of various grades, is produced and sold.

     The Houghton Le Spring plant, located near the city of Newcastle, England, occupies approximately two acres. Operations at the plant include the manufacture of woven and knitted activated carbon textiles and their impregnation and lamination for the Consumer Health segment.

     The Fukui, Fukui Prefecture, Japan plant is owned by Calgon Far East Co., Ltd., a joint venture of which the Company has been a 60% owner. The plant, which serves the Activated Carbon and Service segments, occupies a site of approximately 6 acres and has one production line which reactivates spent granular activated carbon mainly for water plants. In addition, the operations at the plant includes acid rinsing for reactivated and virgin carbons.

     The Company believes that the plants are adequate and suitable for its operating needs.

Item 3.  Legal Proceedings:

     On April 18, 2000, the Company reached a settlement with Trojan Technologies, Inc. (Trojan) with respect to the litigation in Canada and the U.S. based upon Trojan's claim that the Company infringed on patents related to products made and sold for UV disinfection of municipal wastewater. The Company will continue to focus its efforts on the use of UV oxidation and disinfection technology for the treatment of water, but has agreed to cease the manufacture and sale of the AuroraTM UV disinfection system. The impact of the settlement and litigation costs incurred was not material to the financial statements.

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

     The Company is involved in various legal proceedings, lawsuits, and claims, including employment, product warranty, and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters, if it is probable that a liability has been incurred and an amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders:

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters:

     The information required for this Item 5 appears under the caption "Common Shares and Market Information" on page 42 of the Annual Report to Stockholders for the Year Ended December 31, 2000 and is incorporated in this Annual

Report by reference.

Item 6.  Selected Financial Data:

     The information required by this Item 6 appears under the caption "Six-Year Summary, Selected Financial and Statistical Data" on page 41 of the Annual Report to Stockholders for the Year Ended December 31, 2000 and is incorporated in this Annual Report by reference.


Item 7.  Management's Discussion and Analysis:

     The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 13 through 16 of the Annual Report to Stockholders for the Year Ended December 31, 2000 and is incorporated in this Annual Report by reference.

Item 8.  Financial Statements and Supplementary Data:

     The consolidated financial statements of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 2000, 1999 and 1998 required by this Item 8 appear on pages 18 through 42 of the Annual Report to Stockholders for the Year Ended December 31, 2000 and are incorporated in this Annual Report by reference. The independent auditors report of Deloitte & Touche LLP on the Company's consolidated financial statements as of December 31, 2000, and for the year then ended appears on page 17 of the annual report to stockholders for the year ended December 31, 2000, and is incorporated in this Annual Report by reference.

     The independent auditors report of PricewaterhouseCoopers LLP on the Company's consolidated financial statements as of December 31, 1999 and 1998, and for the years then ended is presented below.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Calgon Carbon Corporation

In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 1999 (appearing on pages 18 through 21 of the Calgon Carbon Corporation 2000 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Calgon Carbon Corporation and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Calgon Carbon Corporation for any period subsequent to December 31, 1999.

PRICEWATERHOUSECOOPERS LLP
Pittsburgh, Pennsylvania
February 8, 2000

Item 9.  Disagreements with Accountants:

     Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant:

     Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.

Item 11.  Executive Compensation:

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     Information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.

Item 13.  Certain Relationships and Related Transactions:

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K:

A.   Financial Statements

     The following documents are filed as part of this report:

                                                                                                 Page(s) in Annual
                                                                                                 Report to
                                                                                                 Stockholders
                                                                                                 for the Year Ended
                            Financial Statements and Related Report                              December 31,2000
                            ---------------------------------------                              ----------------
Report of Independent Accountants, dated February 6, 2001...................................            17
Consolidated Statement of Income and Comprehensive Income for the Years Ended December 31,              18
2000, 1999 and 1998.........................................................................
Consolidated Balance Sheet as of December 31, 2000 and 1999.................................            19
Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and
     1998...................................................................................            20
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2000, 1999
     and 1998...............................................................................            21
Notes to the Consolidated Financial Statements..............................................         22 - 40
Quarterly Financial Data -- Unaudited.......................................................            42

C.   Exhibits

                                                                                                       Page
 3.1    Amended Certificate of Incorporation................................................            (d)
 3.2    Amended By-laws of the Registrant...................................................            (a)
 4.0    Rights Agreement....................................................................            (f)
 9.1    Voting Trust Agreement..............................................................            (b)
 9.2    Voting Trust Certificate of Amendment...............................................            (c)
10.1*   Calgon Carbon Corporation Stock Option Plan, as Amended.............................            (e)
10.3*   Officers Incentive Plan of Calgon Carbon Corporation, as Amended....................            (h)
10.4*   1993 Non-Employee, Directors' Stock Option Plan, as Amended.........................            (g)
13.0    Annual Report to Stockholders for the Year Ended December 31, 2000..................      Filed herewith
21.0    The wholly owned subsidiaries of the Company are Chemviron Carbon GmbH, a
        German corporation; Calgon Carbon Canada, Inc., a Canadian corporation;
        Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments
        Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation;
        Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation
        Technologies Incorporated, a Florida corporation; and Calgon Carbon Export Inc., a
        Barbados corporation. In addition, the Company owns 60% of Calgon Far East Co.
        Ltd., a Japanese corporation.
23.1    Consent of Independent Accountants (Deloitte & Touche LLP)..........................            18
23.2    Consent of Independent Accountants (PricewaterhouseCoopers LLP).....................            19

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.

(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.
(h) Incorporated herein by reference to Exhibit 10.3 to material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.
  *  Executive compensation plans.

D.   Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Calgon Carbon Corporation



       March 26, 2001               By /S/ JAMES A. CEDERNA
       --------------               --------------------------------------
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


            Signature                Title                        Date
            ---------                -----                        ----

     /S/ JAMES A. CEDERNA            President, Chief Executive   March 26, 2001
  -----------------------------      Officer, Director
          James A. Cederna


     /S/ WIILLIAM E. CANN            Chief Financial Officer      March 26, 2001
  -----------------------------
          William E. Cann


     /S/ ROBERT W. CRUICKSHANK       Director                     March 26, 2001
  -----------------------------
         Robert W. Cruickshank


     /S/ ARTHUR L. GOESCHEL          Director                     March 26, 2001
  -----------------------------
         Arthur L. Goeschel


     /S/ THOMAS A. MCCONOMY          Director                     March 26, 2001
  -----------------------------
         Thomas A. McConomy


      /S/ NICK H. PRATER             Director                     March 26, 2001
  -----------------------------
           Nick H. Prater


      /S/ JULIE S. ROBERTS           Director                     March 26, 2001
  -----------------------------
          Julie S. Roberts

      /S/ SETH E. SCHOFIELD          Director                     March 26, 2001
  -----------------------------
           Seth E. Schofield

     /S/ JOHN P. SURMA               Director                   March 26, 2001
  ------------------------------
         John P. Surma

    /S/ HARRY H. WEIL                Director                   March 26, 2001
  ------------------------------
         Harry H. Weil

    /S/ ROBERT L. YOHE               Director                   March 26, 2001
  ------------------------------
         Robert L. Yohe

                                 EXHIBIT INDEX

 Exhibit                                                                                            Method of
   No.                                          Description                                           Filing
-----------                                                                                      -----------------
   3.1    Amended Certificate of Incorporation..................................................       (d)
   3.2    Amended By-Laws of the Registrant.....................................................       (a)
   4.0    Rights Agreement......................................................................       (f)
   9.1    Voting Trust Agreement................................................................       (b)
   9.2    Voting Trust Certificate of Amendment.................................................       (c)
  10.1*   Calgon Carbon Corporation Stock Option Plan, as Amended...............................       (e)
  10.3*   Officers Incentive Plan of Calgon Carbon Corporation, as Amended......................       (h)
  10.4*   1993 Non-Employee, Directors' Stock Option Plan, as Amended...........................       (g)
  13.0    Annual Report to Stockholders for the Year Ended December 31, 2000.                     Filed herewith
  21.0    The wholly owned subsidiaries of the Company are Chemviron Carbon GmbH, a
          German corporation; Calgon Carbon Canada, Inc., a Canadian corporation;
          Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments
          Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation;
          Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation
          Technologies  Incorporated,  a Florida  corporation;  and Calgon  Carbon Export Inc., a
          Barbados corporation. In addition, the Company owns 60% of Calgon Far East Co.
          Ltd., a Japanese corporation..........................................................  Filed herewith
  23.1    Consent of Independent Accountants (Deloitte & Touche LLP)............................  Filed herewith
  23.2    Consent of Independent Accountants (PricewaterhouseCoopers LLP).......................  Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(f) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
(g) Incorporated herein by reference to Exhibit 10.4 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.
(h) Incorporated herein by reference to Exhibit 10.3 to the material appearing under the heading of "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of its Stockholders.
     * Executive compensation plans.