Form 10-Q
period 2001-03-31
CALGON CARBON CORPORATION
filed 2001-05-14
CIK 812701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-15903

                           CALGON CARBON CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                          25-0530110
        ------------------------                  ----------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organizati             Identification No.)

                    P.O. Box 717, Pittsburgh, PA  15230-0717
                    ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

Yes    X    No
     -----     -----

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at April 27, 2001
        -----                               -----------------------------
 Common Stock, $.01 par value                       38,802,334 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED March 31, 2001


The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in the future to differ from performance suggested herein. A specific example of such uncertainties includes references to reductions in working capital. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company's filings with the Securities and Exchange Commission.


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

  Item 1.   Financial Statements                                        Page
  ------                                                                ----

            Introduction to the Financial Statements....................  2

            Consolidated Statement of Income and
            Retained Earnings...........................................  3

            Consolidated Balance Sheet..................................  4

            Consolidated Statement of Cash Flows........................  5

            Selected Notes to Financial Statements......................  6

  Item 2.   Management's Discussion and Analysis of Results
  ------    -----------------------------------------------
            of Operations and Financial Condition....................... 10
            -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

  Item 1.   Legal Proceedings........................................... 14
  ------    -----------------

  Item 6.   Exhibits and Reports on Form 8-K............................ 14
  ------    --------------------------------


SIGNATURES.............................................................. 15
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
-------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


     The unaudited interim consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2000.

     In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                           CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                  (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                          Three Months Ended
                                                March 31,
                                       -------------------------
                                           2001          2000
                                       -----------   -----------
Net sales............................  $    66,918   $    65,878
                                       -----------   -----------
Cost of products sold
  (excluding depreciation)...........       43,376        41,425
Depreciation and amortization........        5,007         5,301
Selling, general and
  administrative expenses............       11,505        12,796
Research and development
  expenses...........................        1,293         1,761
                                       -----------   -----------
                                            61,181        61,283
                                       -----------   -----------

Income from operations...............        5,737         4,595

Interest income......................           25            42
Interest expense.....................       (1,109)       (1,191)
Other income (expense)--net..........         (924)         (588)
                                       -----------   -----------
Income before income taxes
  and minority interest..............        3,729         2,858

Provision for income taxes...........        1,342         1,033
                                       -----------   -----------
Income before minority
  interest...........................        2,387         1,825

Minority interest....................          (53)           30
                                       -----------   -----------

Net income...........................        2,334         1,855

Common stock dividends...............       (1,940)            -
Retained earnings, beginning
  of period..........................      142,959       138,936
                                       -----------   -----------
Retained earnings, end of
  period.............................  $   143,353   $   140,791
                                       ===========   ===========
Net income per common
  share (basic and diluted)..........         $.06          $.05
                                       ===========   ===========

Weighted average shares outstanding
  Basic..............................   38,801,509    38,802,144
                                       ===========   ===========

  Diluted............................   38,958,537    38,841,166
                                       ===========   ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                           CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (Dollars in Thousands)

                                                           March 31,   December 31,
                                                                2001           2000
                                                            --------       --------
                                                          (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents.............................    $  3,516       $  4,334
  Receivables, (net of allowance of $2,516 and $2,633)..      52,517         50,906
  Inventories...........................................      41,804         36,938
  Other current assets..................................      13,022         11,907
                                                            --------       --------
     Total current assets...............................     110,859        104,085

Property, plant and equipment, net......................     146,981        151,350
Intangibles.............................................      75,150         74,308
Other assets............................................       9,132          9,897
                                                            --------       --------
     Total assets.......................................    $342,122       $339,640
                                                            ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt.......................................    $  9,008       $  9,120
  Long-term debt due within one year....................      12,272         10,180
  Accounts payable and accrued liabilities..............      27,055         26,975
  Restructuring reserve.................................       2,526          3,298
  Payroll and benefits payable..........................       8,434          8,613
  Accrued income taxes..................................       4,862          5,193
                                                            --------       --------
     Total current liabilities..........................      64,157         63,379

Long-term debt..........................................      52,918         48,077
Deferred income taxes...................................      29,401         29,462
Other liabilities.......................................      12,219         11,789
                                                            --------       --------
     Total liabilities..................................     158,695        152,707
                                                            --------       --------
Minority interest.......................................           -          1,944
                                                            --------       --------
Commitments and contingencies...........................           -              -
                                                            --------       --------
Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares
     authorized and 41,589,067 shares issued............         416            416
  Additional paid-in capital............................      63,410         63,410
  Retained earnings.....................................     143,353        142,959
  Accumulated other comprehensive income................       3,379          5,335
                                                            --------       --------
                                                             210,558        212,120
  Treasury stock, at cost, 2,787,558 shares.............     (27,131)       (27,131)
                                                            --------       --------
     Total shareholders' equity.........................     183,427        184,989
                                                            --------       --------
     Total liabilities and shareholders' equity.........    $342,122       $339,640
                                                            ========       ========

                  The accompanying notes are an integral part
                         of these financial statements

                           CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                  2001      2000
                                                               -------   -------
Cash flows from operating activities
------------------------------------
Net income...................................................  $ 2,334   $ 1,855
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization..............................    5,007     5,301
  Employee benefit plan provisions...........................      630       540
  Changes in assets and liabilities - net of
    effects from purchase of minority interest in Calgon
    Far East Co. Ltd. and exchange rate:
       (Increase) decrease in receivables....................   (2,820)    4,777
       (Increase) decrease in inventories....................   (5,797)      372
       (Increase) decrease in other current assets...........   (1,200)      958
       Decrease in restructuring reserve.....................     (656)   (1,660)
       Increase in accounts payable
        and accruals.........................................      222       901
       Increase in long-term deferred
        income taxes (net)...................................      498     1,340
  Other items - net..........................................      129    (1,221)
                                                               -------   -------
    Net cash provided by  (used in)
        operating activities.................................   (1,653)   13,163
                                                               -------   -------

Cash flows from investing activities
------------------------------------
  Purchase of minority interest in Calgon Far East Co. Ltd...   (3,400)        -
  Property, plant and equipment expenditures.................   (1,926)   (1,291)
  Proceeds from disposals of equipment.......................       47        77
                                                               -------   -------
    Net cash (used in) investing activities..................   (5,279)   (1,214)
                                                               -------   -------

Cash flows from financing activities
------------------------------------
  Net proceeds from (repayments of) borrowings...............    8,173    (5,063)
  Common stock dividends.....................................   (1,940)   (1,940)
                                                               -------   -------
    Net cash provided by (used in) financing activities......    6,233    (7,003)
                                                               -------   -------
Effect of exchange rate changes on cash......................     (119)     (684)
                                                               -------   -------
(Decrease) increase in cash and cash equivalents.............     (818)    4,262
Cash and cash equivalents, beginning
  of period..................................................    4,334     4,194
                                                               -------   -------
Cash and cash equivalents, end of period.....................  $ 3,516   $ 8,456
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

                           CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

1. Inventories:
                                                     March 31, 2001      December 31, 2000
                                                     --------------      -----------------
   Raw materials                                         $ 8,389              $ 5,595
   Finished goods                                         33,415               31,343
                                                         -------             --------
                                                         $41,804              $36,938
                                                         =======             ========

2. Supplemental Cash Flow Information:

                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                            2001                 2000
                                                          -------              -------
   Cash paid during the period for:
    Interest                                             $ 1,145              $   913
                                                         =======              =======
    Income taxes (refunded) - net                         (1,562)             $(1,758)
                                                         =======              =======
    Bank debt:
     Borrowings                                            8,456              $ 2,167
     Repayments                                             (283)              (7,230)
                                                         -------              -------
    Net proceeds from (repayments of) bank debt            8,173              $(5,063)
                                                         =======              =======

3. Common stock dividends of $0.05 per common share were declared during the quarter ended March 31, 2001. No common stock dividends were declared during the quarter ended March 31, 2000. Common stock dividends in the amount of $.05 per common share were declared on May 1, 2001.

4. Comprehensive income:

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------
Net income                                                 $ 2,334      $ 1,855
 Other comprehensive income,
  net of (tax benefit)
  of ($1,053) and ($625),
  respectively                                              (1,956)      (1,161)
                                                           -------      -------
Comprehensive income                                       $   378      $   694
                                                           =======      =======

The only matter contributing to the other comprehensive income was the foreign currency translation adjustment.

5. Segment Information:

   The Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer Health. These reportable segments are comprised of strategic business units which offer different products and services. The Company evaluates segment performance based primarily on economic profit (as defined by the Company) and operating income.

   The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption equipment. The Engineered Solutions segment provides solutions to customer's air and water process problems through the design, fabrication and operation of systems that utilize the Company's enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer Health segment brings the Company's industrial purification technologies directly to the consumer in the form of products and services.

                                           Three Months Ended March 31
                                           ---------------------------
                                             2001               2000
                                            -------            -------
  Net Sales
   Activated Carbon                         $29,248            $32,138
   Service                                   21,815             22,091
   Engineered Solutions                      11,379              7,300
   Consumer Health                            4,476              4,349
                                            -------            -------
                                            $66,918            $65,878
                                            =======            =======

  Income (loss) from operations
   before depreciation and amortization
   Activated Carbon                         $ 4,526            $ 6,150
   Service                                    5,616              5,042
   Engineered Solutions                       1,354             (1,038)
   Consumer Health                             (752)              (258)
                                            -------            -------
                                             10,744              9,896
  Depreciation and amortization
   Activated Carbon                           2,372              2,642
   Service                                    1,583              1,528
   Engineered Solutions                         774                855
   Consumer Health                              278                276
                                            -------            -------
                                              5,007              5,301
  Income from operations after
   depreciation and amortization            $ 5,737            $ 4,595
                                            =======            =======

                                           Three Months Ended March 31
                                           ---------------------------
                                             2001               2000
                                            -------            -------
  Reconciling items
   Interest income                               25                  42
   Interest expense                          (1,109)             (1,191)
       Other expense - net                     (924)               (588)
                                           --------            --------
  Consolidated income before
   income taxes and minority interest      $  3,729            $  2,858
                                           ========            ========

                                         March 31, 2001   December 31, 2000
                                         --------------   -----------------
  Total Assets
   Activated Carbon                         $146,739          $150,527
   Service                                    87,728            88,581
   Engineered Solutions                       91,275            84,373
   Consumer Health                            16,380            16,159
                                            --------          --------

                                            $342,122          $339,640
                                            ========          ========

6. Derivative Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," to clarify four areas causing difficulties in implementation. These new standards require recognition of all derivatives as either assets or liabilities at fair value which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments.

   The effective date of SFAS No. 133 was amended by SFAS No. 137. The Company adopted the standard effective January 1, 2001 as required. Management has concluded that there are no transition adjustments to record as of January 1, 2001 as a result of the adoption of SFAS No. 133.

   As of March 31, 2001, the Company held two derivative instruments, neither of which was designated as a hedge under SFAS No. 133. The results of marking those instruments to market was recorded in the Company's first quarter 2001 earnings as required.

7. Contingencies

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

Item 2.  Management's Discussion and Analysis of Results of
-------  --------------------------------------------------
           Operations and Financial Condition
           ----------------------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
---------------------

     Consolidated net sales for the quarter ended March 31, 2001 increased by $1.0 million or 1.6% (An analysis of sales by segment can be found in Note 5 of Selected Notes to Financial Statements.) Net sales for the activated carbon segment decreased by $2.9 million or 9% versus the quarter ended March 31, 2000. The decline was primarily the result of lower sales volume in key areas and the adverse impact of foreign currency translation. Net sales for the service segment for the quarter ended March 31, 2001 declined by $.3 million or 1.2% versus the similar 2000 period due to the unfavorable impact of foreign currency translation. Revenues associated with the engineered solutions segment increased by $4.1 million or 55.9% primarily due to an increase in ion exchange equipment related sales. Sales to the consumer health segment for the quarter ended March 31, 2001 increased by $.1 million or 2.9% compared to the quarter ended March 31, 2000. The reasons for the increase were due to higher sales of charcoal and liquids, charcoal cloth and the Company's home wellness products partially offset by the adverse impact of foreign currency translation. The total adverse impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2001 was $1.7 million.

Gross profit, before depreciation, as a percentage of net sales was 35.2% for the quarter ended March 31, 2001 compared to 37.1% for the similar 2000 period. The 1.9 percentage-point decline was due to a combination of a shift in sales mix from higher margin carbon products to lower margin engineered solutions products and increases in raw material costs.

The depreciation and amortization decrease of $.3 million during the quarter ended March 31, 2001 versus the quarter ended March 31, 2000 was related primarily to asset write-offs associated with the May 2000 shutdown of the activated carbon line in Feluy, Belgium pursuant to the 1999 restructuring plan.

Combined, selling, general and administrative expenses and research and development expenses for the quarter ended March 31, 2001 were below the comparable 2000 quarter by $1.8 million or 12.1%. This decrease represents costs that were eliminated as part of the establishment of the Feluy, Belgium center of excellence in July 2000 and the settlement of the Trojan Technologies lawsuit that was accrued for in the first quarter of 2000.

Other expense for the quarter ended March 31, 2001 increased by $.3 million or 57% as compared to March 31, 2000 due to charges associated with marking derivative instruments to market.

Financial Condition
-------------------

  Working Capital and Liquidity
  -----------------------------

     Cash flows used in operating activities were $1.7 million for the quarter ended March 31, 2001 versus cash flows provided of $13.1 for the comparable 2000 period. This $14.8 million change represents an increase in working capital in 2001 in combination with significant decreases in working capital in 2000 that were not expected to be repeated.

Common stock dividends paid during the quarters ended March 31, 2001 and March 31, 2000 represented $.05 per common share.

Total debt at March 31, 2001 was $74.2 million, an increase of $8.2 million from December 31, 2000. The increase in debt was primarily used to purchase the unowned minority interest in Calgon Far East Co. Ltd. and for working capital purposes.

The company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility expiring in May 2001. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. The Company is currently finalizing a renewal of the 364-day line that will leave the existing borrowing capacity of that facility in place through May 2002. At March 31, 2001 there was $2.1 million outstanding under the 364-day revolving credit facility.

In January 2001, the Company entered into an interest rate swap that fixes $10.0 million of its outstanding variable rate U.S. credit facility at 5.96%. The arrangement expires in 2003.

Restructuring of Operations
---------------------------

     The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended March 31, 2001. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998. The details of both restructuring plans are outlined below.

During the fourth quarter of 1999, the Company adopted a strategy aimed at lowering costs to serve the activated carbon markets, investing to grow its service and solutions businesses and repositioning its proven technologies to bring more value to consumers. In order to achieve these goals, the Company has been reorganized as a globally integrated business with emphasis on providing services and solutions to customer problems. As part of this strategy, three activated carbon production lines have been shut down and dismantled. One of these lines was at the Feluy, Belgium location, another was at Neville Island, Pennsylvania and the third was at the Company's Cattletsburg, Kentucky facility. Associated with the cessation of activated carbon production activity at the Feluy plant, office activity has been moved from Brussels, Belgium to the Feluy plant. Operations at several other locations were consolidated to gain global productivity and centralized processes to promote corporate-wide sharing of technical, operational and financial information. Included in this consolidation was the transfer of production and administration activities from Markham, Ontario,

Canada and Lakeland, Florida to Pittsburgh, Pennsylvania. The implementation was begun in December 1999 and is essentially complete except for contractual cash outlays for employee severance payments to be made through the third quarter of 2001 and other contractual cash outlays through the second quarter of 2006. The number of employee separations from this restructuring was 152, which was in line with the planned separations of 150. These separations have occurred primarily at the locations impacted by the strategy and were spread between plant personnel and administrative positions.

In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organization structure. The implementation was begun in September 1998 and is essentially completed with the exception of some minor contractual cash outlays that will continue through the first quarter of 2002. The number of planned employee separations from this restructuring was 131. All separations have been completed and were in line with the plan.

The restructuring reserve activity for the three months ended March 31, 2001 was:


                               Balance             Balance
                               1-1-01   Payments   3-31-01
                               -------  --------   -------
($000)

1999 Plan
---------

 Employee severance and
  termination benefit costs     $  974     $(212)  $    762
 Other costs                     1,735      (517)     1,218
                                ------     -----   --------
                                 2,709      (729)     1,980
                                ------     -----   --------
1998 Plan
---------

 Employee severance and
  termination benefit costs        527       (27)       500
 Other costs                        62       (16)        46
                                ------     -----   --------
                                   589       (43)       546
                                ------     -----   --------
                                $3,298     $(772)  $  2,526
                                ======     =====   ========

  Management believes the reserve balances are adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $1.9 million for the quarter ended March 31, 2001 compared to expenditures of $1.3 million for the same period in 2000. The increase is the result of the Company's conservative spending policy regarding capital in 2000, which kept expenditures low as the Company concentrated on reducing its capital asset base.

The purchase of business expenditures of $3.4 million for the quarter ended March 31, 2001 represents the Company increasing its equity ownership in its Japanese joint venture (Calgon Far East Co. Ltd.) from 60% to 100%. The purchase of the remaining shares occurred on February 28, 2001 and resulted in the Company recording goodwill of $1.5 million.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," to clarify four areas causing difficulties in implementation. These new standards require recognition of all derivatives as either assets or liabilities at fair value which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. Management appointed a team to implement SFAS No. 133 on a global basis for the Company. The Company is currently refining its risk management policy, has educated both financial and non-financial personnel worldwide, and has reviewed contracts for applicability with SFAS No. 133-related issues. Based upon this comprehensive review of free-standing derivatives and contracts for embedded derivatives, management has concluded that there are no transition adjustments to record as a result of the adoption of SFAS No. 133.

     The Company plans on increasing its use of foreign currency forward contracts to manage its foreign currency risk which could result in future earnings volatility depending upon the ultimate accounting treatment under SFAS No. 133 for these contracts.

     The effective date of SFAS No. 133 was amended by SFAS No. 137. The Company adopted the standard effective January 1, 2001 as required.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings
------  -----------------

        There were no significant legal proceedings for the quarter ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

(c)  Exhibits

        None

(d)  Reports on Form 8-K

        There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

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


                                    CALGON CARBON CORPORATION
                                    -------------------------
                                          (REGISTRANT)



  Date:  May 11, 2001               By /s/William E. Cann
                                       ------------------
                                       William E. Cann
                                       Senior Vice President,
                                       Chief Financial Officer