Form 10-Q
period 2001-06-30
CALGON CARBON CORPORATION
filed 2001-08-13
CIK 812701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-15903

                            CALGON CARBON CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       25-0530110
---------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                     P.O. Box 717, Pittsburgh, PA 15230-0717
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (412) 787-6700
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


               (Former name, former address and former fiscal year
         --------------------------------------------------------------
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
   -----------       ------------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
   -----------       ------------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at July 25, 2001
------------------------------------              ----------------------------
   Common Stock, $.01 par value                          38,802,434 shares

                            CALGON CARBON CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 2001


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


                                      INDEX
                                      -----


PART 1 - FINANCIAL INFORMATION
------   ---------------------

     Item 1.          Financial Statements                                                                                Page
     ------                                                                                                               ----
                      Introduction to the Financial Statements.......................................................      2

                      Consolidated Statements of Income and
                      Retained Earnings..............................................................................      3

                      Consolidated Balance Sheets....................................................................      4

                      Consolidated Statements of Cash Flows..........................................................      5

                      Selected Notes to Financial Statements.........................................................      6


     Item 2.    Management's Discussion and Analysis of Results
     ------     -----------------------------------------------
                      of Operations and Financial Condition..........................................................      10
                      -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

     Item 1.      Legal Proceedings..................................................................................      14
     ------       -----------------

     Item 4.      Submission of Matters to a Vote of Security Holders................................................      14
     ------       ---------------------------------------------------

     Item 6.      Exhibits and Reports on Form 8-K...................................................................      14
     ------       --------------------------------


SIGNATURES            ...............................................................................................      15
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

     In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                            CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
             (Dollars in Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                            Three Months Ended             Six Months Ended
                                               June 30,                         June 30,
                                      ----------------------------    ----------------------------
                                            2001             2000           2001           2000
                                      ------------    ------------    ------------    ------------
Net sales .........................   $     74,899    $     72,196    $    141,817    $    138,074
                                      ------------    ------------    ------------    ------------
Cost of products sold
  (excluding depreciation) ........         49,805          45,108          93,181          86,533
Depreciation and amortization .....          4,967           5,267           9,974          10,568
Selling, general and
  administrative expenses .........         11,785          12,098          23,290          24,894
Research and development
  expenses ........................          1,580           1,887           2,873           3,648
                                      ------------    ------------    ------------    ------------

                                            68,137          64,360         129,318         125,643
                                      ------------    ------------    ------------    ------------

Income from operations ............          6,762           7,836          12,499          12,431

Interest income ...................             25              54              50              96

Interest expense ..................           (982)         (1,262)         (2,091)         (2,453)

Other income (expense)--net .......            233            (372)           (691)           (960)
                                      ------------    ------------    ------------    ------------



Income before income taxes
  and minority interest ...........          6,038           6,256           9,767           9,114

Provision for income taxes ........          2,174           2,257           3,516           3,290
                                      ------------    ------------    ------------    ------------

Income before minority
  interest ........................          3,864           3,999           6,251           5,824

Minority interest .................             --            (140)            (53)           (110)
                                      ------------    ------------    ------------    ------------



Net income ........................          3,864           3,859           6,198           5,714

Common stock dividends ............         (1,940)         (1,940)         (3,880)         (1,940)
Retained earnings, beginning
  of period .......................        143,353         140,791         142,959         138,936
                                      ------------    ------------    ------------    ------------
Retained earnings, end of
  period ..........................   $    145,277    $    142,710    $    145,277    $    142,710
                                      ============    ============    ============    ============

Net income per common
  share (basic and diluted) .......   $        .10    $        .10    $        .16    $        .15
                                      ============    ============    ============    ============

Weighted average shares outstanding
  Basic ...........................     38,802,175      38,805,065      38,801,844      38,803,604
                                      ============    ============    ============    ============

  Diluted .........................     39,138,005      38,845,591      39,048,672      38,843,378
                                      ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                            CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except share data)

                                                                 June 30,       December 31,
                                                                   2001            2000
                                                                 ---------       ---------
                                                                (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents ...............................      $   5,013       $   4,334
  Receivables, (net of allowance of $2,513 and $2,633) ....         53,720          50,906
  Inventories .............................................         40,096          36,938
  Other current assets ....................................         14,825          11,907
                                                                 ---------       ---------
     Total current assets .................................        113,654         104,085

Property, plant and equipment, net ........................        145,764         151,350
Intangibles ...............................................         74,787          74,308
Other assets ..............................................          8,454           9,897
                                                                 ---------       ---------

     Total assets .........................................      $ 342,659       $ 339,640
                                                                 =========       =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt .........................................      $   9,784       $   9,120
  Long-term debt due within one year ......................          1,230          10,180
  Accounts payable and accrued liabilities ................         30,076          26,975
  Restructuring reserve ...................................          1,929           3,298
  Payroll and benefits payable ............................          7,879           8,613
  Accrued income taxes ....................................          5,407           5,193
                                                                 ---------       ---------
     Total current liabilities ............................         56,305          63,379

Long-term debt ............................................         59,838          48,077
Deferred income taxes .....................................         29,478          29,462
Other liabilities .........................................         12,753          11,789
                                                                 ---------       ---------

     Total liabilities ....................................        158,374         152,707
                                                                 ---------       ---------

Minority interest .........................................           --             1,944
                                                                 ---------       ---------

Commitments and contingencies .............................           --              --
                                                                 ---------       ---------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares
     authorized and 41,589,892 and 41,589,067 shares issued            416             416
  Additional paid-in capital ..............................         63,415          63,410
  Retained earnings .......................................        145,277         142,959
  Accumulated other comprehensive income ..................          2,307           5,335
                                                                 ---------       ---------
                                                                   211,415         212,120
  Treasury stock, at cost, 2,787,458 shares ...............        (27,130)        (27,131)
                                                                 ---------       ---------

     Total shareholders' equity ...........................        184,285         184,989
                                                                 ---------       ---------

     Total liabilities and shareholders' equity ...........      $ 342,659       $ 339,640
                                                                 =========       =========

                   The accompanying notes are an integral part
                          of these financial statements

                            CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                          June 30,
                                                                 -----------------------
                                                                    2001         2000
                                                                 --------       --------
Cash flows from operating activities
Net income ................................................      $  6,198       $  5,714
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization ...........................         9,974         10,568
  Employee benefit plan provisions ........................         1,253          1,072
  Changes in assets and liabilities - net of
    effects from purchase of minority interest in Calgon
    Far East Co. Ltd. and exchange rate:
       (Increase) decrease in receivables .................        (4,215)         4,667
       (Increase) decrease in inventories .................        (4,475)         3,313
       (Increase) in other current assets .................        (2,996)        (1,189)
       Decrease in restructuring reserve ..................        (1,186)       (10,884)
       Increase (decrease) in accounts payable
        and accruals ......................................         3,579           (342)
      Increase in long-term deferred
        income taxes (net) ................................         1,090          5,838
  Other items - net .......................................           352         (2,172)
                                                                 --------       --------
    Net cash provided by operating activities .............         9,574         16,585
                                                                 --------       --------

Cash flows from investing activities
  Purchase of minority interest in Calgon Far
  East Co. Ltd. ...........................................        (3,400)          --
  Property, plant and equipment expenditures ..............        (6,005)        (3,728)
  Proceeds from disposals of equipment ....................           215            138
                                                                 --------       --------
    Net cash (used in) investing activities ...............        (9,190)        (3,590)
                                                                 --------       --------

Cash flows from financing activities
  Net proceeds from (repayments of) borrowings ............         4,790         (8,054)
  Common stock dividends ..................................        (3,880)        (3,880)
                                                                 --------       --------
    Net cash provided by (used in) financing activities ...           910        (11,934)
                                                                 --------       --------

Effect of exchange rate changes on cash ...................          (615)        (1,008)
                                                                 --------       --------

Increase in cash and cash equivalents .....................           679             53
Cash and cash equivalents, beginning
  of period ...............................................         4,334          4,194
                                                                 --------       --------

Cash and cash equivalents, end of period ..................      $  5,013       $  4,247
                                                                 ========       ========



                   The accompanying notes are an integral part
                         of these financial statements.

                            CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


1.   Inventories:

                                             June 30, 2001    December 31, 2000
                                             -------------    -----------------

     Raw materials                              $  7,612              $  5,595
     Finished goods                               32,484                31,343
                                                 -------              --------

                                                $ 40,096              $ 36,938
                                                ========              ========


2.       Supplemental Cash Flow Information:

                                                                 Six Months Ended June 30,
                                                                 2001                2000
                                                              -----------         -----------
     Cash paid during the period for:
       Interest                                                 $  2,122            $  2,470
                                                                =========           ========
       Income taxes (refunded) - net                            $ (1,417)           $ (1,311)
                                                                ========            ========

       Bank debt:
         Borrowings                                              $19,363            $  4,489
         Repayments                                              (14,573)            (12,543)
                                                                --------            --------
       Net proceeds from (repayments of) bank debt              $  4,790            $ (8,054)
                                                                =========           ========

3. Common stock dividends of $.05 per common share were declared during the quarter ended June 30, 2001. Common stock dividends declared during the quarter ended June 30, 2000 were $.05 per common share. Common stock dividends in the amount of $.05 per common share were declared on July 30, 2001.

4.   Comprehensive income:

                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                          ---------------------------         --------------------------
                                             2001              2000              2001             2000
                                          ---------         ---------         ---------         --------
Net income                                $  3,864          $  3,859            $6,198           $5,714
     Other comprehensive income,
       net of (tax benefit)
       of ($577), ($95), ($1,630)
       and ($720) respectively               (1,072)             (176)           (3,028)         (1,337)
                                          ---------         ---------           -------         -------
Comprehensive income                      $  2,792          $  3,683            $3,170           $4,377
                                          =========         =========           =======          ======

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

                                            Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                         ---------    ---------    ---------    ---------
                                            2001         2000        2001          2000
                                         ---------    ---------    ---------    ---------
Net Sales
  Activated Carbon                       $  27,593    $  31,506    $  56,841    $  63,644
  Service                                   25,709       24,404       47,524       46,495
  Engineered Solutions                      14,350        7,302       25,729       14,602
  Consumer Health                            7,247        8,984       11,723       13,333
                                         ---------    ---------    ---------    ---------
                                         $  74,899    $  72,196    $ 141,817    $ 138,074
                                         =========    =========    =========    =========

Income (loss) from operations
  before depreciation and amortization
  Activated Carbon                       $   4,315    $   6,779    $   8,841    $  12,929
  Service                                    6,792        6,334       12,408       11,376
  Engineered Solutions                         632         (995)       1,986       (2,033)
  Consumer Health                              (10)         985         (762)         727
                                         ---------    ---------    ---------    ---------
                                            11,729       13,103       22,473       22,999
Depreciation and amortization
  Activated Carbon                           2,045        2,454        4,417        5,096
  Service                                    1,908        1,646        3,491        3,174
  Engineered Solutions                         747          853        1,521        1,708
  Consumer Health                              267          314          545          590
                                         ---------    ---------    ---------    ---------
                                             4,967        5,267        9,974       10,568
Income from operations after
  depreciation and amortization          $   6,762    $   7,836    $  12,499    $  12,431
                                         =========    =========    =========    =========

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         2001       2000      2001       2000
                                       -------    -------    -------    -------

Reconciling items
  Interest income                           25         54         50         96
  Interest expense                        (982)    (1,262)    (2,091)    (2,453)
     Other expense - net                   233       (372)      (691)      (960)
                                       -------    -------    -------    -------
Consolidated income before
  income taxes and minority interest   $ 6,038    $ 6,256    $ 9,767    $ 9,114
                                       =======    =======    =======    =======


                                             June 30, 2001    December 31, 2000
                                             -------------    -----------------
     Total Assets
       Activated Carbon                          $139,325           $150,527
       Service                                     94,045             88,581
       Engineered Solutions                        92,964             84,373
       Consumer Health                             16,325             16,159
                                                 --------           --------

                                                 $342,659           $339,640
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

     As of June 30, 2001, the Company held four derivative instruments. None of the four derivatives received hedge accounting treatment under SFAS No. 133 and were marked to market through the Company's earnings for the six months ended June 30, 2001.

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

8.   New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS No. 141 is not expected to have any impact on the Company's financial statements. The Company plans to adopt SFAS No. 141 as of January 1, 2002 as required.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and recognized intangible assets determined to have an indefinite useful life no longer be amortized, but instead be tested for impairment annually. All other recognized intangible assets are to be amortized over their estimated useful lives and tested for impairment annually in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management is currently evaluating the impact of the adoption of SFAS No. 142 on the Company's financial statements. The Company plans to adopt SFAS No. 142 as of January 1, 2002 as required.

Item 2.    Management's Discussion and Analysis of Results of
           --------------------------------------------------
                Operations and Financial Condition
                ----------------------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
---------------------

     Consolidated net sales for the quarter ended June 30, 2001 increased by $2.7 million or 3.7% while sales for the year-to-date period then ended were $3.7 million greater versus the similar 2000 periods. (An analysis of sales by segment can be found in Note 6 of Selected Notes to Financial Statements.) Net Sales for the activated carbon segment decreased by $3.9 million or 12.4% and $6.8 million or 10.7% for the quarter and year-to-date periods ended June 30, 2001 respectively, versus the quarter and year-to-date periods ended June 30, 2000. The decline for both the quarter and year-to-date was primarily the result of lower sales volume in key areas in the United States, unshipped orders due to project delays in Japan, and the adverse impact of foreign currency translation. Prior year results also included shipments related to a large emergency order that were not duplicated in 2001. Net sales for the service segment for the quarter and year-to-date periods ended June 30, 2001 increased by $1.3 million and $1.0 million respectively, or 5.3% and 2.2% better than the comparable 2000 periods. The increased revenues in both periods are the result of general price increases related to escalation of service contracts partially offset by the adverse impact of foreign currency translation. Revenues associated with the engineered solutions segment increased by $7.0 million or 96.5% for the second quarter 2001 versus the second quarter of 2000 and by $11.1 million or 76.2% for the year-to-date period ended June 30, 2001 versus the year-to-date period ended June 2000. The increases for both the quarter and year-to-date periods are primarily attributed to increased revenue recognition of ion exchange equipment related projects due to a major contract secured in the first quarter of 2001. Sales to the consumer health segment for the quarter and year-to-date periods ended June 30, 2001 decreased by $1.7 million or 19.3% and $1.6 million or 13.7% versus the similar 2000 periods. The decline was primarily the result of rainy weather in April and June in Germany that depressed sales of charcoal products during that period combined with the adverse impact of foreign currency translation. The total adverse impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended June 30, 2001 was $1.9 million and $3.6 million, respectively.

Gross profit, before depreciation, as a percentage of net sales was 33.5% for the quarter ended June 30, 2001 compared to 37.5% for the similar 2000 period representing a 4.0 percentage point decline. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 34.3% in 2001 versus 37.3% in the 2000 period representing a 3.0 percentage point decline. Both declines resulted from a combination of a shift in sales mix from higher margin carbon products to lower margin engineered solutions products, increases in energy costs, and the higher cost of U.S. sourced material for the Company's Belgian branch due to the devaluation of the Euro versus the dollar in the comparable periods of 2001 and 2000.

The depreciation and amortization decreases of $.3 million and $.6 million for the quarter and year-to-date periods ended June 30, 2001 were related primarily to asset write-offs associated with the May 2000 shutdown of the activated carbon line in Feluy, Belgium pursuant to the 1999 restructuring plan.

Combined, selling, general and administrative expenses and research and development expenses for the quarter and year-to-date periods ended June 30, 2001 were below the comparable 2000 quarter and year-to-date periods by $.6 million or 4.4% and $2.4 million or 8.3% respectively. The establishment of the Feluy, Belgium center of excellence in July 2000 is the primary reason for the decrease in both the quarter and year-to-date periods. An additional reason for the year-to-date decrease is the settlement of the Trojan Technologies lawsuit that was accrued for in the first quarter of 2000.

Other expense-net for the quarter ended June 30, 2001 decreased by $.6 million or 162% as compared to June 30, 2000 due to a change in estimate for certain non-income taxes. Year-to-date, other expense decreased by $.3 million or 28% due to the aforementioned change in estimate for certain non-income taxes partially offset by charges associated with marking derivative instruments to market.

Interest expense for the quarter and year-to-date periods ended June 30, 2001 was below the similar quarter and year-to-date periods ended June 30, 2000 by $.3 million or 22.2% and $.4 million or 14.8% respectively. The decrease in interest expense was primarily the result of lower interest rates.

Financial Condition
-------------------

   Working Capital and Liquidity
   -----------------------------

     Cash flows used in operating activities were $9.6 million for the year-to-date period ended June 30, 2001 versus $16.6 million for the comparable 2000 period. The $7.0 million decrease represents an increase in working capital in 2001 in combination with significant decreases in working capital in 2000 that were not expected to be repeated.

Common stock dividends paid during the quarters ended June 30, 2001 and June 30, 2000 represented $.05 per common share.

Total debt at June 30, 2001 was $70.9 million, an increase of $3.5 million from December 31, 2000. The increased debt was primarily used to purchase the unowned minority interest in Calgon Far East Co. Ltd.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility renewed in May 2001, which expires in May 2002. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At June 30, 2001 there were no borrowings under the 364-day revolving credit agreement.

In January 2001, the Company entered into an interest rate swap that fixes $10.0 million of its outstanding variable rate U.S. credit facility at 5.96%. The arrangement expires in 2003.

Restructuring of Operations
---------------------------

     The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended June 30, 2001. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998. The details of both restructuring plans are outlined below.

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

The restructuring reserve activity for the six months ended June 30, 2001 was:

                                           Balance                      Balance
                                           1-1-01        Payments       6-30-01
                                          ---------      --------       -------

($000)

1999 Plan
---------

     Employee severance and
       termination benefit costs           $   974        $  (395)       $   579
     Other costs                             1,735           (521)         1,214
                                           -------        -------        -------
                                             2,709           (916)         1,793
                                           -------        -------        -------

1998 Plan
---------

     Employee severance and
       termination benefit costs               527           (440)            87
     Other costs                                62            (13)            49
                                           -------        -------        -------
                                               589           (453)           136
                                           -------        -------        -------
                                           $ 3,298        $(1,369)       $ 1,929
                                           =======        =======        =======

     Management believes the reserve balances are adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $6.0 million for the year-to-date period ended June 30, 2001 compared to expenditures of $3.7 million for the same period in 2000. The increase is the result of the Company's conservative spending policy regarding capital in 2000, which kept expenditures low as the Company concentrated on reducing its capital asset base.

The purchase of business expenditures of $3.4 million represents the Company increasing its equity ownership in its Japanese joint venture from 60% to 100% at the end of the first quarter. The purchase of the remaining shares resulted in the Company recording goodwill of $1.5 million.

Employee Relations
------------------

     The Company's labor agreement with the United Steelworkers of America Local 7047 representing the 186 hourly workers at the Company's Catlettsburg, Kentucky facility expired on June 6, 2001. The workers continued working while negotiations continued until July 20 when they decided to strike after negotiations broke down over a pay-for-performance provision proposed by the Company. The Catlettsburg facility is currently being run by employees from the Company's other facilities. At present, the Company is not able to predict when an agreement with the union might be reached, but the strike is not expected to have any impact on the Company's ability to meet the current or future requirements of its customers.

New Accounting Pronouncements
-----------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain

Hedging Activities - an amendment of FASB Statement No. 133," to clarify four areas causing difficulties in implementation. These new standards require recognition of all derivatives as either assets or liabilities at fair value which may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. Management appointed a team to implement SFAS No. 133 on a global basis for the Company. The Company has defined its risk management policy, has educated both financial and non-financial personnel worldwide, and has reviewed contracts for applicability with SFAS No. 133-related issues. Based upon this comprehensive review of free-standing derivatives and contracts for embedded derivatives, management has concluded that there are no transition adjustments to record as a result of the adoption of SFAS No. 133.

The Company plans on increasing its use of foreign currency forward contracts to manage its foreign currency risk which could result in future earnings volatility depending upon the ultimate accounting treatment under SFAS No. 133 for these contracts.

The effective date of SFAS No. 133 was amended by SFAS No. 137. The Company adopted the standard effective January 1, 2001 as required.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS No. 141 is not expected to have any impact on the Company's financial statements. The Company plans to adopt SFAS No. 141 as of January 1, 2002 as required.

 In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and recognized intangible assets determined to have an indefinite useful life no longer be amortized, but instead be tested for impairment annually. All other recognized intangible assets are to be amortized over their estimated useful lives and tested for impairment annually in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management is currently evaluating the impact of the adoption of SFAS No. 142 on the Company's financial statements. The Company plans to adopt SFAS No. 142 as of January 1, 2002 as required.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.    Legal Proceedings
------     -----------------

           There were no significant legal proceedings for the quarter ended June 30, 2001.

Item 4.    Submission of Matters to a Vote of Security Holders
------     ---------------------------------------------------

           The annual meeting of stockholders was held May 1, 2001. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

           Election of directors:

                                                    Votes For    Votes Withheld
                                                    ---------    --------------
           Class of 2004
           -------------

           Robert W. Cruickshank                    32,237,688        78,485
           Julie S. Roberts                         32,237,293        78,880
           Thomas A. McConomy                       30,924,518     1,391,655

           Class of 2002
           -------------

           John P. Surma                            32,208,722       107,451


           Ratification of independent auditors for 2001:

                                                   Votes For      Votes Withheld
                                                   ---------      --------------
           Deloitte & Touche LLP                   31,634,894        681,279


Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

(c)    Exhibits

           None

(d)      Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CALGON CARBON CORPORATION
                                             -----------------------------------
                                                        (REGISTRANT)



Date:  August 13, 2001                       /s/William E. Cann
                                             -----------------------------------
                                                    William E. Cann
                                                    Senior Vice President,
                                                    Chief Financial Officer