Form 10-Q
period 2001-09-30
CALGON CARBON CORPORATION
filed 2001-11-14
CIK 812701

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-15903

                           CALGON CARBON CORPORATION
            --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                        25-0530110
---------------------------------                      ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                    P.O. Box 717, Pittsburgh, PA 15230-0717
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (412) 787-6700
           -------------------------------------------------------------
              (Registrant's telephone number, including area code)

           -------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
   ----------        -----------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
   ----------        -----------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at October 31, 2001
---------------------------------            -------------------------------
   Common Stock, $.01 par value                     38,810,934 shares

                            CALGON CARBON CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 2001


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

                                                I N D E X
                                                ---------

PART 1 -  FINANCIAL INFORMATION
------    ---------------------
     Item 1.     Financial Statements                                                             Page
     ------                                                                                       ----

                 Introduction to the Financial Statements...................................       2

                 Consolidated Statements of Income and
                 Retained Earnings..........................................................       3

                 Consolidated Balance Sheets................................................       4

                 Consolidated Statements of Cash Flows......................................       5

                 Selected Notes to Financial Statements.....................................       6


     Item 2.    Management's Discussion and Analysis of Results
     ------     -----------------------------------------------
                 of Operations and Financial Condition......................................      10
                 -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

     Item 1.     Legal Proceedings..........................................................      14
     ------      -----------------

     Item 6.     Exhibits and Reports on Form 8-K...........................................      14
     ------      --------------------------------


SIGNATURES            ......................................................................      15
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

     In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                            CALGON CARBON CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
             (Dollars in Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                                        Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                    ----------------------------    ----------------------------
                                                                        2001            2000            2001            2000
                                                                    ------------    ------------    ------------    ------------
Net sales .......................................................   $     64,743    $     64,275    $    206,560    $    202,349
                                                                    ------------    ------------    ------------    ------------
Cost of products sold
  (excluding depreciation) ......................................         44,429          41,263         137,610         127,796
Depreciation and amortization ...................................          5,023           5,067          14,997          15,635
Selling, general and
  administrative expenses .......................................         10,648          10,773          33,938          35,667
Research and development
  expenses ......................................................          1,369           1,847           4,242           5,495
                                                                    ------------    ------------    ------------    ------------
                                                                          61,469          58,950         190,787         184,593
                                                                    ------------    ------------    ------------    ------------

Income from operations ..........................................          3,274           5,325          15,773          17,756

Interest income .................................................            119               2             169              98
Interest expense ................................................           (746)         (1,280)         (2,837)         (3,733)
Other income (expense)--net .....................................           (231)         (1,392)           (922)         (2,352)
                                                                    ------------    ------------    ------------    ------------

Income before income taxes
  and minority interest .........................................          2,416           2,655          12,183          11,769

Provision for income taxes ......................................            870             956           4,386           4,246
                                                                    ------------    ------------    ------------    ------------


Income before minority interest .................................          1,546           1,699           7,797           7,523

Minority interest ...............................................              -            (134)            (53)           (244)
                                                                    ------------    ------------    ------------    ------------

Net income ......................................................          1,546           1,565           7,744           7,279

Common stock dividends ..........................................         (1,940)         (1,940)         (5,820)         (3,880)
Re-issuance of treasury stock at
  less than cost ................................................              -              (8)              -              (8)
Retained earnings, beginning
  of period .....................................................        145,277         142,710         142,959         138,936
                                                                    ------------    ------------    ------------    ------------
Retained earnings, end of
  period ........................................................   $    144,883    $    142,327    $    144,883    $    142,327
                                                                    ============    ============    ============    ============

Net income per common
  share (basic and diluted) .....................................   $        .04    $        .04    $        .20    $        .19
                                                                    ============    ============    ============    ============


Weighted average shares outstanding
  Basic .........................................................     38,810,934      38,812,013      38,804,885      38,806,428
                                                                    ============    ============    ============    ============

  Diluted .......................................................     39,174,758      38,937,897      39,090,855      38,875,115
                                                                    ============    ============    ============    ============

                  The accompanying notes are an integral part
                        of these financial statements.

                            CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (Dollars in Thousands except share data)

                                                                             September 30,   December 31,
                                                                                 2001            2000
                                                                             -------------   ------------
                                                                              (Unaudited)
                                          ASSETS
Current assets:
  Cash and cash equivalents ................................................   $   3,555      $   4,334
  Receivables, (net of allowance of $2,612 and $2,633) .....................      47,954         50,906
  Inventories ..............................................................      41,001         36,938
  Other current assets .....................................................      14,573         11,907
                                                                               ---------      ---------
     Total current assets ..................................................     107,083        104,085

Property, plant and equipment, net .........................................     145,448        151,350
Intangibles ................................................................      73,990         74,308
Other assets ...............................................................       9,417          9,897
                                                                               ---------      ---------

     Total assets ..........................................................   $ 335,938      $ 339,640
                                                                               =========      =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt ..........................................................   $   9,692      $   9,120
  Long-term debt due within one year .......................................       1,849         10,180
  Accounts payable and accrued liabilities .................................      25,588         26,975
  Restructuring reserve ....................................................       1,619          3,298
  Payroll and benefits payable .............................................       7,555          8,613
  Accrued income taxes .....................................................       5,286          5,193
                                                                               ---------      ---------
     Total current liabilities .............................................      51,589         63,379

Long-term debt .............................................................      55,463         48,077
Deferred income taxes ......................................................      29,559         29,462
Other liabilities ..........................................................      13,487         11,789
                                                                               ---------      ---------

     Total liabilities .....................................................     150,098        152,707
                                                                               ---------      ---------

Minority interest ..........................................................           -          1,944
                                                                               ---------      ---------

Commitments and contingencies ..............................................           -              -
                                                                               ---------      ---------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares
     authorized, 41,589,892 and 41,589,067 shares issued ...................         416            416
  Additional paid-in capital ...............................................      63,474         63,410
  Retained earnings ........................................................     144,883        142,959
  Accumulated other comprehensive income ...................................       4,197          5,335
                                                                               ---------      ---------
                                                                                 212,970        212,120
  Treasury stock, at cost, 2,787,458 shares ................................     (27,130)       (27,131)
                                                                               ---------      ---------

     Total shareholders' equity ............................................     185,840        184,989
                                                                               ---------      ---------

     Total liabilities and shareholders' equity ............................   $ 335,938      $ 339,640
                                                                               =========      =========

                   The accompanying notes are an integral part
                          of these financial statements

                            CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                            -----------------------
                                                                                              2001           2000
                                                                                            --------       --------
Cash flows from operating activities
------------------------------------
Net income ........................................................................         $  7,744       $  7,279
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization ...................................................           14,997         15,635
  Employee benefit plan provisions ................................................            1,447            926
  Changes in assets and liabilities - net of
    effects from purchase of minority interest in Calgon
    Far East Co. Ltd. and exchange rate:
       Decrease in receivables ....................................................            2,617          6,102
       (Increase) decrease in inventories .........................................           (4,445)         1,417
       (Increase) decrease in other current assets ................................           (2,695)            76
       Decrease in restructuring reserve ..........................................           (1,552)       (12,811)
       (Decrease) in accounts payable
        and accruals ..............................................................           (2,194)        (1,157)
      Increase in long-term deferred
        income taxes (net) ........................................................              202          4,064
  Other items - net ...............................................................              467             93
                                                                                            --------       --------
    Net cash provided by operating activities .....................................           16,588         21,624
                                                                                            --------       --------

Cash flows from investing activities
------------------------------------
  Purchase of minority interest in Calgon Far East Co. Ltd. .......................           (3,400)             -
  Property, plant and equipment expenditures ......................................           (8,407)        (6,665)
  Proceeds from disposals of equipment ............................................              551            139
                                                                                            --------       --------
    Net cash (used in) investing activities .......................................          (11,256)        (6,526)
                                                                                            --------       --------

Cash flows from financing activities
------------------------------------
  Net proceeds from (repayments of) borrowings ....................................               96         (7,754)
  Common stock dividends ..........................................................           (5,820)        (5,820)
  Other ...........................................................................                -             (8)
                                                                                            --------       --------
    Net cash (used in) financing activities .......................................           (5,724)       (13,582)
                                                                                            --------       --------

Effect of exchange rate changes on cash ...........................................             (387)          (601)
                                                                                            --------       --------

Increase (decrease)  in cash and cash equivalents .................................             (779)           915
Cash and cash equivalents, beginning
  of period .......................................................................            4,334          4,194
                                                                                            --------       --------

Cash and cash equivalents, end of period ..........................................         $  3,555       $  5,109
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

                            CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                             (Dollars in Thousands)
                                   (Unaudited)


1.   Inventories:

                                       September 30, 2001     December 31, 2000
                                       ------------------     -----------------

     Raw materials                         $ 7,510                   $  5,595
     Finished goods                         33,491                     31,343
                                           -------                   --------

                                           $41,001                   $ 36,938
                                           =======                   ========


2.   Supplemental Cash Flow Information:

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                  2001                           2000
                                                              -----------                    ----------
     Cash paid during the period for:
       Interest                                                 $  2,889                      $   3,758
       Income taxes paid (refunded) - net                       $  1,113                      $ ( 1,022)
                                                                ========                      =========

       Bank debt:
         Borrowings                                             $ 20,921                      $   6,466
         Repayments                                              (20,825)                       (14,220)
                                                                --------                      ---------
       Net proceeds from (repayments of) bank debt              $     96                      $  (7,754)
                                                                ========                      =========

3. Common stock dividends of $.05 per common share were declared during the quarter ended September 30, 2001. Common stock dividends declared during the quarter ended September 30, 2000 were $.05 per common share. Common stock dividends in the amount of $.05 per common share were declared on October 29, 2001.

4.   Comprehensive income (loss):

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                 -----------------       ------------------
                                                    2001      2000          2001       2000
                                                 -------   -------       -------    -------
Net income                                       $ 1,546   $ 1,565       $ 7,744    $ 7,279
     Other comprehensive income (loss)
       net of tax provision (benefit)
       of $82, ($872), $132
       and ($1,592) respectively                   1,890    (1,620)       (1,138)    (2,957)
                                                 -------   -------       -------    -------
Comprehensive income (loss)                      $ 3,436   $   (55)      $ 6,606    $ 4,322
                                                 =======   =======       =======    =======

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

     The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption equipment. The Engineered Solutions segment provides solutions to customer's air and water process problems through the design, fabrication and operation of systems that utilize the Company's enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer Health segment brings the Company's industrial purification technologies directly to the consumer in the form of products and services and also includes charcoal products.

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                  ----------------------        ----------------------
                                                     2001         2000             2001         2000
                                                  ---------    ---------        ---------    ---------
  Net Sales
    Activated Carbon                              $  25,074    $  31,746        $  81,915    $  95,390
    Service                                          23,476       20,662           71,000       67,157
    Engineered Solutions                             11,305        7,972           37,034       22,574
    Consumer Health                                   4,888        3,895           16,611       17,228
                                                  ---------    ---------        ---------    ---------
                                                  $  64,743    $  64,275        $ 206,560    $ 202,349
                                                  =========    =========        =========    =========
  Income (loss) from operations
    before depreciation and amortization
    Activated Carbon                              $   3,043    $   6,894        $  11,884    $  19,825
    Service                                           4,825        4,117           17,233       15,492
    Engineered Solutions                                483          482            2,469       (1,552)
    Consumer Health                                     (54)      (1,101)            (816)        (374)
                                                  ---------    ---------        ---------    ---------
                                                      8,297       10,392           30,770       33,391
  Depreciation and amortization
    Activated Carbon                                  2,166        2,406            6,583        7,502
    Service                                           1,852        1,951            5,343        5,125
    Engineered Solutions                                740          452            2,261        2,160
    Consumer Health                                     265          258              810          848
                                                  ---------    ---------        ---------    ---------
                                                      5,023        5,067           14,997       15,635
  Income from operations after
    depreciation and amortization                 $   3,274    $   5,325        $  15,773    $  17,756
                                                  =========    =========        =========    =========


                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                              ------------------------      -------------------------
                                                                 2001           2000           2001            2000
                                                              ---------      ---------      ---------       ---------
     Reconciling items
       Interest income                                             119               2            169             98
       Interest expense                                           (746)         (1,280)        (2,837)        (3,733)
          Other expense - net                                     (231)         (1,392)          (922)        (2,352)
                                                              --------      ----------       --------       --------
     Consolidated income before
       income taxes and minority interest                     $  2,416      $    2,655       $ 12,183       $ 11,769
                                                              ========      ==========       ========       ========

                                                               September 30, 2001             December 31, 2000
                                                               ------------------             -----------------
     Total Assets
       Activated Carbon                                            $135,019                          $150,527
       Service                                                       93,067                            88,581
       Engineered Solutions                                          92,137                            84,373
       Consumer Health                                               15,715                            16,159
                                                                   --------                          --------

                                                                   $335,938                          $339,640
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

     As of September 30, 2001, the Company held three derivative instruments. None of the three derivatives received hedge accounting treatment under SFAS No. 133 and were marked to market through the Company's earnings for the nine months ended September 30, 2001.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management has not yet evaluated the impact of the adoption of SFAS No. 144 on the Company's financial statements. The Company plans to adopt SFAS No. 144 as of January 1, 2002 as required.

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

Results of Operations
---------------------

         Consolidated net sales for the quarter ended September 30, 2001 increased by $.5 million or .7% while sales for the year-to-date period then ended were $4.2 million or 2.1% greater versus the similar 2000 periods. (An analysis of sales by segment can be found in Note 5 of Selected Notes to Financial Statements.) Net Sales for the activated carbon segment decreased by $6.7 million or 21.0% and $13.5 million or 14.1% for the quarter and year-to-date periods ended September 30, 2001 respectively, versus the quarter and year-to-date periods ended September 30, 2000. The decline for both the quarter and year-to-date was primarily the result of lower sales volume due to increasing competitive pressures in key areas in the United States, the conversion of carbon segment sales to service segment sales, unshipped orders due to project delays in Japan, and the adverse impact of foreign currency translation. Net sales for the service segment for the quarter and year-to-date periods ended September 30, 2001 increased by $2.8 million and $3.8 million respectively, or 13.6% and 5.7% better than the comparable 2000 periods. The increased revenues in both periods are the result of general price increases related to escalation of service contracts and the conversion of carbon segment sales to service segment sales partially offset by the adverse impact of foreign currency translation. Revenues associated with the engineered solutions segment increased by $3.3 million or 41.8% for the third quarter 2001 versus the third quarter of 2000 and by $14.5 million or 64.1% for the year-to-date period ended September 30, 2001 versus the year-to-date period ended September 30, 2000. The increases for both the quarter and year-to-date periods are primarily attributed to increased revenue recognition of ion exchange equipment related projects due to a major contract secured in the first quarter of 2001. Sales to the consumer health segment for the quarter ended September 30, 2001 increased by $1.0 million or 25.5% compared to the quarter ended September 30, 2000 and decreased during the year-to-date period ended September 30, 2001 by $.6 million or 3.6% versus the similar 2000 period. The increase for the quarter was primarily due to increased demand for the Company's charcoal and charcoal cloth products. The year-to-date decline was primarily the result of depressed sales of charcoal products during the second quarter of 2001 combined with the adverse impact of foreign currency translation partially offset by increased sales of the Company's new consumer products that utilize the Company's existing technology. The total adverse impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended September 30, 2001 was $1.1 million and $4.8 million, respectively.

Gross profit, before depreciation, as a percentage of net sales was 31.4% for the quarter ended September 30, 2001 compared to 35.8% for the similar 2000 period representing a 4.4 percentage point decline. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 33.4% in 2001 versus 36.8% in the 2000 period representing a 3.4 percentage point decline. Both declines resulted from a combination of lower margins in carbon products due to increases in energy costs, increased production costs due to the labor strike at the Company's Catlettsburg, Kentucky facility, and the higher cost of U.S. sourced material for the Company's Belgian branch due to the decline of the Euro versus the dollar in the comparable periods of 2001 and 2000 and lower margins in engineered solutions products due to large first time project costs.

Depreciation and amortization during the quarter ended September 30, 2001 was comparable to depreciation and amortization during the quarter ended September 30, 2000. The depreciation and amortization decrease of $.6 million for the year-to-date period ended September 30, 2001 versus the comparable 2000 period was related primarily to asset write-offs associated with the May 2000 shutdown of the activated carbon line in Feluy, Belgium pursuant to the 1999 restructuring plan.

Combined, selling, general and administrative expenses and research and development expenses for the quarter and year-to-date periods ended September 30, 2001 were below the comparable 2000 quarter and year-to-date periods by $.6 million or 4.8% and $3.0 million or 7.2% respectively. The primary reason for the decrease in the quarter is a revision of the estimate of the Company's pension expense coupled with less spending on outside consulting and travel partially offset by severance payments related to recent organizational changes. In addition, the establishment of the Feluy, Belgium center of excellence in July 2000 and the settlement of the Trojan Technologies lawsuit that was accrued for in the first quarter of 2000 contributed to the year-to-date decrease.

Other expense-net for the quarter ended September 30, 2001 decreased by $1.2 million or 83.4% as compared to September 30, 2000 due to a change in estimate for certain non-income taxes and a decrease in foreign exchange losses due to hedging the exposure resulting from sourcing the Company's European operations with U.S. product. Year-to-date, other expense decreased by $1.4 million or 60.8% due to the aforementioned change in estimate for certain non-income taxes and decrease in foreign exchange losses partially offset by charges associated with marking derivative instruments to market.

Interest expense for the quarter and year-to-date periods ended September 30, 2001 was below the similar quarter and year-to-date periods ended September 30, 2000 by $.5 million or 41.7% and $.9 million or 24.0% respectively. The decrease in interest expense was primarily the result of the combination of lower interest rates and a lower average level of borrowings during the comparable periods.

Financial Condition
-------------------

     Working Capital and Liquidity
     -----------------------------

         Cash flows from operating activities were $16.6 million for the year-to-date period ended September 30, 2001 versus $21.6 million for the comparable 2000 period. The $5.0 million decrease represents an increase in working capital in 2001 in combination with significant decreases in working capital in 2000 that were not expected to be repeated.

Common stock dividends paid during the quarters ended September 30, 2001 and September 30, 2000 represented $.05 per common share.

Total debt at September 30, 2001 was $67.0 million, a decrease of $.4 million from December 31, 2000.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility renewed in May 2001, which expires in May 2002. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At September 30, 2001 there were no borrowings under the 364-day revolving credit agreement.

In January 2001, the Company entered into an interest rate swap that fixes $10.0 million of its outstanding variable rate U.S. credit facility at 5.96%. The arrangement expires in 2003.

Restructuring of Operations
---------------------------

         The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended September 30, 2001. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998. The details of both restructuring plans are outlined below.

During the fourth quarter of 1999, the Company adopted a strategy aimed at lowering costs to serve the activated carbon markets, investing to grow its service and solutions businesses and repositioning its proven technologies to bring more value to consumers. In order to achieve these goals, the Company has been reorganized as a globally integrated business with emphasis on providing services and solutions to customer problems. As part of this strategy, three activated carbon production lines have been shut down and dismantled. One of these lines was at the Feluy, Belgium location, another was at Neville Island, Pennsylvania and the third was at the Company's Catlettsburg, Kentucky facility. Associated with the cessation of activated carbon production activity at the Feluy plant, office activity has been moved from Brussels, Belgium to the Feluy plant. Operations at several other locations were consolidated to gain global productivity and centralized processes to promote corporate-wide sharing of technical, operational and financial information. Included in this consolidation was the transfer of production and administration activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania. The implementation was begun in December 1999 and is essentially complete except for contractual cash outlays for employee severance payments to be made through the fourth quarter of 2001 and other contractual cash outlays through the second quarter of 2006. The number of employee separations from this restructuring was 152, which was in line with the planned separations of 150. These separations have occurred primarily at the locations impacted by the strategy and were spread between plant personnel and administrative positions.

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

The restructuring reserve activity for the nine months ended September 30, 2001 was:


                                                 Balance                 Balance
                                                  1-1-01      Payments   9-30-01
                                                 -------      --------   -------

($000)
1999 Plan
---------

     Employee severance and
       termination benefit costs                  $   974    $  (544)   $   430
     Other costs                                    1,735       (677)     1,058
                                                  -------    -------    -------
                                                    2,709     (1,221)     1,488
                                                  -------    -------    -------

1998 Plan
---------

     Employee severance and
       termination benefit costs                      527       (440)        87
     Other costs                                       62        (18)        44
                                                  -------    -------    -------
                                                      589       (458)       131
                                                  -------    -------    -------

           Total reserves                         $ 3,298    $(1,679)   $ 1,619
                                                  =======    =======    =======

     Management believes the reserve balances are adequate.

Capital Expenditures and Investments
------------------------------------

         Capital expenditures for property, plant and equipment totaled $8.4 million for the year-to-date period ended September 30, 2001 compared to expenditures of $6.7 million for the same period in 2000. The increase is a combination of the Company's investment in 2001 in the construction of a carbon facility in the People's Republic of China, and the Company's conservative spending policy regarding capital in 2000, which kept expenditures low as the Company concentrated on reducing its capital asset base.

The purchase of business expenditures of $3.4 million represents the Company increasing its equity ownership in its Japanese joint venture from 60% to 100% at the end of the first quarter. The purchase of the remaining shares resulted in the Company recording additional goodwill of $1.5 million.

Employee Relations
------------------

         The Company's labor agreement with the United Steelworkers of America Local 7047 representing the 186 hourly workers at the Company's Catlettsburg, Kentucky facility expired on June 6, 2001. The workers continued working while negotiations continued until July 20 when they decided to strike after negotiations broke down over a pay-for-performance provision proposed by the Company. On October 6 the hourly workers returned to work under the terms of the expired contract while negotiations continue on a new contract. At present, the Company is not able to predict when an agreement with the union might be reached, but the potential of another strike is not expected to have any impact on the Company's ability to meet the future requirements of its customers.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management has not yet evaluated the impact of the adoption of SFAS No. 144 on the Company's financial statements. The Company plans to adopt SFAS No. 144 as of January 1, 2002 as required.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings
-------    -----------------

           There were no significant legal proceedings for the quarter ended September 30, 2001.


Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

(c)   Exhibits

           None

(d)   Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

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


                                             CALGON CARBON CORPORATION
                                             -------------------------
                                                    (REGISTRANT)



     Date: November 14, 2001                 /s/William E. Cann
                                             ----------------------------------
                                                   William E. Cann
                                                   Senior Vice President,
                                                   Chief Financial Officer