Form 10-K
period 2001-12-31
CALGON CARBON CORPORATION
filed 2002-03-29
CIK 812701

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934.
For the fiscal year ended December 31, 2001 or
     Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from           to          .

Commission file number 0-15903

                           Calgon Carbon Corporation
             (Exact name of registrant as specified in its charter)


               Delaware                         25-0530110
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

       400 Calgon Carbon Drive
       Pittsburgh, Pennsylvania
       (Address of principal                       15205
         executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:   (412) 787-6700

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
Common Stock, par value $0.01 per share       New York Stock Exchange
          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X         No    _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

As of March 22, 2002, there were outstanding 38,889,108 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 22, 2002 was $287,916,896.

The following documents have been incorporated by reference:

                                                                                            Form 10-K
                    Document                                                                Part Number
                    --------                                                                -----------
Portions of Annual Report to Stockholders for the Year
Ended December 31, 2001..................................................................   I, II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant's
Annual Meeting of Stockholders to be held on April 23, 2002..............................       III

                                     INDEX

  PART I
     Item 1.     Business........................................................................       3
     Item 2.     Properties......................................................................      11
     Item 3.     Legal Proceedings...............................................................      12
     Item 4.     Submission of Matters to a Vote of Security Holders.............................      12

  PART II
     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........      13
     Item 6.     Selected Financial Data.........................................................      13
     Item 7.     Management's Discussion and Analysis............................................      13
     Item 8.     Financial Statements and Supplementary Data.....................................      13
     Item 9.     Disagreements with Accountants..................................................      15

  PART III
     Item 10.    Directors and Executive Officers of the Registrant..............................      15
     Item 11.    Executive Compensation..........................................................      15
     Item 12.    Security Ownership of Certain Beneficial Owners and Management..................      15
     Item 13.    Certain Relationships and Related Transactions..................................      15

  PART IV
     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................      16

  SIGNATURES.....................................................................................      18

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

  The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis" and statements incorporated by reference into this Form 10-K from the 2001 Annual Report to Stockholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation's (the "Company's") present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company's business include, but are not limited to, the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers' growth, productivity improvements at its locations, and new technologies that could affect the use of the Company's products.


Item 1.   Business:

 The Company:

  The Company is a global leader in services, products and solutions for purifying water and air. During the fourth quarter of 1997, the Company initiated a plan to consolidate the manufacturing operations and research activities of its Advanced Oxidation Technologies unit in Tucson, Arizona into its Markham, Ontario, Canada site. During the fourth quarter of 1999, the Company began the process of closing and centralizing activities from a number of facilities. This effort was completed in 2000 and included the transfer of production and administrative activities from Markham, Ontario, Canada and Lakeland, Florida to Pittsburgh, Pennsylvania and the shutdown of activated carbon production lines in Feluy, Belgium, Neville Island, Pennsylvania and at the Big Sandy, Kentucky location. The Company also transferred office activity from its current location in Brussels, Belgium to the Feluy, Belgium plant in July 2000. In February 2001, the Company increased its equity ownership in its Japanese joint venture, Calgon Far East Co. Ltd., from 60% to 100%. During the third quarter of 2001, the Company began construction of a carbon manufacturing facility in the People's Republic of China. That facility is expected to be fully operational by mid 2002.

  Through 1999, the Company's operations were principally conducted in two business segments: Activated Carbon and Engineered Systems. Both segments included the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases, and both sold to the same markets. As of January 1, 2000, the Company, as a result of a new strategy to transform the Company from a product supplier to a service and solutions provider, has changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. As a result, the Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer. These reportable segments are composed of global profit centers that make and sell different products and services.

  The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air and other liquids and gases. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption (explained below) equipment. The Engineered Solutions segment provides solutions to customers' air and water purification problems through the design, fabrication, and operation of systems that utilize a combination of the Company's enabling technologies: carbon adsorption, ultra violet light and advanced ion exchange separation. The Consumer segment primarily consists of the manufacture of carbon cloth, lump charcoal and briquettes, and new consumer products based on the Company's technologies already proven in large-scale industrial applications.

  Segment information disclosed on pages 40 through 42 of the Annual Report to Stockholders for the year ended

December 31, 2001 should be considered in the following discussion and is incorporated by reference.

 Products and Services:

   The Company's four segments design and market products and services specifically developed for the purification, separation and concentration of liquids and gases. The Carbon and Service segments utilize activated carbon while the Engineered Solutions segment relies on other technologies. The Consumer segment integrates carbon products into commercial products for everyday use by consumers.

   Activated Carbon. The Activated Carbon segment involves the production and sale of a broad range of activated, impregnated or acid washed carbons, in powdered, granular or pellet form. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as "adsorption." In "adsorption" organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur(R).

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

   Sales for the Activated Carbon segment were $109.3 million, $124.7 million and $144.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

   The Company also provides custom reactivation services, primarily in Europe, but also through Calgon Far East Co. Ltd. As part of this service, the Company picks up spent carbon at a customer's site, transports it to the Company's reactivation facilities, reactivates it and then returns the same carbon to the customer.

   The following table details total net sales for the Service segment in the past three years:

                                      2001                           2000                           1999
                           --------------------------------------------------------------------------------------------
                                            Percentage                     Percentage                     Percentage
(Dollars in thousands)       Amount         of Total        Amount         of Total        Amount         of Total
-----------------------------------------------------------------------------------------------------------------------
Service                     $83,301             90%         $84,348            93%         $84,091            89%

Equipment                     9,035             10            6,630             7           10,178            11
-----------------------------------------------------------------------------------------------------------------------
   Total net sales          $92,336            100%         $90,978           100%         $94,269           100%
-----------------------------------------------------------------------------------------------------------------------

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

   Sales for the Engineered Solutions segment were $48.2 million, $32.7 million and $37.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   Consumer. Currently, the primary products offered in the Consumer segment are charcoal, liquids and carbon cloth. The charcoal is manufactured in Germany and used for barbecue grilling by consumers and restaurants. The liquids are organic acids recovered and purified during the process of charcoal production and sold to the retail and industrial markets in Europe. Sales of charcoal and liquids are weather dependent with the majority of sales occurring in the spring and summer months. Carbon cloth, which is activated carbon in cloth form, is manufactured in England and primarily sold to the medical and specialty markets.

Carbon and carbon cloth are used as the primary raw material in the Company's new consumer products that have been developed for the retail market. The Company currently has two primary products that it markets in the Consumer segment. The first product, Purrfectly Fresh(TM), uses activated carbon to absorb odors and extend the life of kitty litter. The second product, PreZerve(TM), consists of a carbon cloth lining used in jewelry and silver boxes to absorb contaminants that are known to cause tarnish.

   Sales for the Consumer segment were $20.7 million, $20.6 million and $19.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Markets:

   The Company offers its Activated Carbon, Service and Engineered Solutions systems and services to the Potable Water, Industrial Process, Environmental Water and Air, Food, and Specialty Markets. Potable Water applications include Municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process, Environmental and Food markets include catalysis, product recovery, and purification of chemical, pharmaceutical, process waters as well as groundwater remediation and emissions control treatment. Carbon is used in medical, personnel protection, cigarette, automotive and precious metals industries in Specialty applications. Consumer products are sold primarily to the retail, industrial and medical markets as discussed previously.

Municipal Market.   The Company sells activated carbons, equipment, services and ion exchange technologies to municipal customers in connection with the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water aesthetically acceptable to the public. The company also sells to OEM manufacturers of home water purification systems. The Company sells primarily granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells UV systems for the destruction or inactivation of waterborne contaminants.

Industrial Process Market.   Our customers use the Company's products either for
purification, separation or concentration of their products in the manufacturing process or for direct incorporation into their product. The Industrial Process Market includes four significant sub-markets: Liquid chemicals, catalyst, gas and water processing.

   The Company sells a wide range of activated carbons to the chemical and pharmaceutical market for the purification of organic and inorganic chemicals, by-product recovery, gas treatment and catalysis. Applications of these activated carbons include decolorization of hydrochloric acid, purification of soda ash, glycerin, analgesics, antibiotics and vitamins and removal of trace impurities from neon, carbon dioxide, acetylene and hydrogen. Systems that employ ion exchange technology contribute to sales within this market.

   The Company sells its products to a number of additional industrial process markets. Petroleum refining and petrochemical processing industries use activated carbons for the removal of sulfur compounds from natural gas, amine purification and spirits decolorization. The liquefied natural gas industry uses activated carbons to remove mercury compounds, which would otherwise corrode process equipment.

Environmental Market:   The Environmental Market consists of customers that use
the Company's products to control air and water pollutants. The Environmental Market has multiple sub-segments.

   The Company offers its products and services to private industry to meet wastewater discharge requirements imposed by various governmental entities. Most of the Company's sales to this market are sales of the Calgon Carbon Service
(TM) for wastewater treatment. The reactivation portion of this service is an important element if the contaminants in the wastewater are hazardous organic chemicals. The hazardous organic chemicals, which are adsorbed from the water by the activated carbons, are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves customers the difficulty of having to find a method of long-term containment (such as a landfill) for hazardous organic chemicals removed from their industrial wastewater.

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

Food Market. Sweetener manufacturers are the principal purchasers of the Company's products in the food market. The Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Ion exchange systems are also used in this market for the production of lysine and vitamin E.

   Other food processing applications include decolorization and purification of many different foods and beverages.

Specialty Markets Manufacturers of various types of equipment purchase activated carbons for incorporation in such equipment. The Company is the sole supplier of activated carbons to manufacturers of gas masks and filters used by the United States military and is a major supplier of activated carbons to manufacturers of such products used by the European military. The Company sells activated carbons for use in protective respirators and collective filters for both private industry and the military. Other purchasers in the market include manufacturers of spill cleanup equipment, solvent recovery equipment and gasoline vapor recovery equipment.

Cigarette manufacturers use activated carbons in charcoal filters and precious metals producers use activated carbons to recover gold and silver from low-grade ore.


 Sales and Marketing:

  The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Monterey, California; Houston, Texas; Vero Beach, Florida and Flemington, New Jersey. The Company conducts activated carbon related sales in Canada and Mexico through distributor relationships. In 2000, the Company closed its sales offices in Markham, Ontario, Canada and Lakeland, Florida and transferred those activities to Pittsburgh, Pennsylvania. The Company maintains an office in Singapore to manage its business in Southeast Asia, including Malaysia, Thailand, Indonesia, India, Singapore and Oceania.

  In 1997, the Company established a subsidiary in Singapore to oversee all activities in Asia. A representative office was established in Tokyo, Japan to manage its business in Korea, Taiwan and the People's Republic of China. Sales of the Company's activated carbon products in Japan are conducted exclusively by Calgon Far East Co. Ltd., through purchases of the Company's products for resale in Japan. Calgon Far East Co. Ltd. also owns and operates a reactivation facility in Fukui, Fukui Prefecture, Japan and sells related services.

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

  Geographic sales information is incorporated by reference to page 42 of the Annual Report to Stockholders for the Year Ended December 31, 2001.

  Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

 Backlog:

  The Company had a sales backlog of $16.0 million and $19.1 million as of February 28, 2002 and 2001, respectively, in the Engineered Solutions segment. The Company expects the 2002 balance to be substantially recognized by year-end.

 Competition:

  The Company has two principal competitors in the world-wide market with respect to the production and sale of activated carbon related products: Norit, N.V., a wholly owned subsidiary of Nuon, N.V., a Dutch company, and Westvaco Corporation, a United States company. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, carbon equipment and services is based on price, quality and performance. Other sources of competition for the Company's activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

  A number of other smaller competitors engage in the production and sale of activated carbons in local markets, but do not compete with the Company on a worldwide basis. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with the Company in the worldwide activated carbon business.

  In the United States and Europe the Company also competes with several small regional companies for the sale of its reactivation services and carbon equipment.

  In North America, the Company has competition for its UV technology product line from products not involving UV technology and from a number of smaller firms offering some form of advanced oxidation. A competitor in this product line is Trojan Technologies, Inc.

  There are a number of competitors in the consumer charcoal market whose production facilities are located in Eastern European countries, Spain, Portugal, South Africa and South America. These competitors offer inexpensive products to the market in Germany, the principal sales market for the Company's charcoal product.

 Raw Materials:

  The principal raw material purchased by the Company for its Activated Carbon and Service segments is bituminous coal from mines in the Appalachian Region and mines outside the United States, under both long-term and annual supply contracts. The Company purchases wood for its German charcoal operations through long-term contracts and on the open market. Most of the wood is sourced in Germany and the supply of wood is adequate.

  The Company purchases natural gas from various suppliers for use in its Activated Carbon and Service segments' production facilities. In both the United States and Europe, substantially all natural gas is purchased pursuant to various annual contracts with natural gas companies.

  The Company purchases hydrogen peroxide via an annual supply contract for its UV Technologies business.

  The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in the United States under annual supply contracts.

  The purchase of key equipment components is coordinated through agreements with various suppliers.

  The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials or equipment components.

 Research and Development:

  The Company's research and development activities are conducted primarily at a research center in Pittsburgh, Pennsylvania, under the direction of a Senior Vice President. A pilot plant located near Pittsburgh is used for the production of experimental activated carbon and equipment for testing and applications development. Experimental systems are also designed and evaluated at this location.

  The principal goals of the Company's research program are growing the Company as a technological leader in satisfying customers with its products, services and equipment; developing new products and services; and providing technical support to customers and operations of the Company.

  The Company's research programs include new and improved methods for manufacturing and utilizing improved activated carbons. Emerging purification/separation/concentration technologies are rigorously evaluated. The Centaur(R) product line represents a family of activated carbons developed for adsorptive/catalytic applications within the Company's Activated Carbon, Service and Engineered Solutions segments. The Company has also developed carbons for the Activated Carbon and Service segments specifically designed to remove lead and methyl tertiary butyl ether (MTBE) from drinking water. In the Engineered Solutions segment, the ISEP Plus system has been developed and patented for the removal and destruction of perchlorate from water. Another key technology in the Engineered Solutions segment is the Sentinel Ultraviolet light system that has been developed and patented for the disinfection and inactivation of cryptosporidium in drinking water. The carbon cloth line in the Consumer segment is the first commercial entry into the shaped carbon business.

  Research and development expenses were $5.6 million, $7.4 million, and $7.7 million in 2001, 2000 and 1999, respectively.

Patents and Trade Secrets:

  The Company possesses a substantial body of technical knowledge and trade secrets and owns 71 United States patents and 172 patents in other countries expiring in various years from 2002 through 2019. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company's business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

  The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company's facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company's facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company's reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company has filed for these permits at its Pittsburgh and Catlettsburg facilities. The Company does not accept for reactivation carbons containing certain hazardous materials.

  Each of the Company's domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company's domestic production facilities are controlled under permits issued by state and federal air pollution control entities. The Company is presently in substantial compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In this regard, the Company has agreed with the state of Kentucky that it will either install additional control equipment at its Catlettsburg, Kentucky facility by November, 2002 or cease operations of one of its three activated carbon lines. The Company is currently in negotiations with the state of Kentucky to extend the November, 2002 deadline and has not determined if it plans to install such equipment or cease operation of this line. The total cost of the equipment is estimated at approximately $7.0 million. The Company believes that the cessation of production of the activated carbon line will not have a material impact upon the Company's operations due to the fact that the Company has alternative sources of activated carbon supply if required.

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

 Employee Relations:

  As of December 31, 2001, the Company employed 960 persons on a full-time basis, 569 of whom were salaried production, office, supervisory and sales personnel. The 240 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 2005 and March 13, 2005 at the Pittsburgh, Pennsylvania and Catlettsburg, Kentucky facilities, respectively. The hourly personnel at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are between the National Chemical Union and the German Chemical Federation. The current agreement expires on March 31, 2002. The hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2003. The Company has hourly employees at three non-union United Kingdom facilities (one of which is a customer location).


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

  The Fukui, Fukui Prefecture, Japan plant is owned by Calgon Far East Co., Ltd. The plant, which serves the Activated Carbon and Service segments, occupies a site of approximately 6 acres and has one production line which reactivates spent granular activated carbon mainly for water plants. In addition, the operations at the plant includes acid rinsing for reactivated and virgin carbons.

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

The Company is also currently a party in two cases involving alleged infringement of its U.S. patent No. 6,129,893 ("893 patent") for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) has filed suit against the Company seeking a declaratory judgment that it does not infringe the Company's "893 patent". This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, NY and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the "893 patent" without a license. Neither the Company nor its counsel can predict with any certainty the outcome of the two matters.

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated results, liquidity or financial position of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders:

  No matters were submitted to a vote of security holders during the fourth quarter of 2001.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters:

  The information required for this Item 5 appears under the caption ''Common Shares and Market Information'' on page 44 of the Annual Report to Stockholders for the Year Ended December 31, 2001 and is incorporated in this Annual Report by reference.

Item 6.   Selected Financial Data:

  The information required by this Item 6 appears under the caption ''Six-Year Summary, Selected Financial and Statistical Data'' on page 43 of the Annual Report to Stockholders for the Year Ended December 31, 2001 and is incorporated in this Annual Report by reference.

Item 7.   Management's Discussion and Analysis:

  The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 14 through 17 of the Annual Report to Stockholders for the Year Ended December 31, 2001 and is incorporated in this Annual Report by reference.

Item 7a.  Market Risk

  The information required by this Item 7a appears on pages 16 through 17 of the Annual Report to Stockholders for the Year Ended December 31, 2001 and is incorporated in this Annual Report by reference.

Item 8.   Financial Statements and Supplementary Data:

  The consolidated financial statements of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 2001, 2000 and 1999 required by this Item 8 appear on pages 19 through 44 of the Annual Report to Stockholders for the Year Ended December 31, 2001 and are incorporated in this Annual Report by reference. The independent auditors' report of Deloitte & Touche LLP on the Company's consolidated financial statements as of December 31, 2001 and 2000 and for the years then ended appears on page 18 of the annual report to stockholders for the year ended December 31, 2001, and is incorporated in this Annual Report by reference.

  The independent auditors report of PricewaterhouseCoopers LLP on the Company's consolidated financial statements as of December 31, 1999, and for the year then ended is presented below.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Calgon Carbon Corporation

In our opinion, the consolidated statements of income and comprehensive income, of cash flows and of changes in stockholders' equity for the year ended December 31, 1999 (appearing on pages 19, 21 and 22 of the Calgon Carbon Corporation 2001 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Calgon Carbon Corporation and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Calgon Carbon Corporation for any period subsequent to December 31, 1999.

PRICEWATERHOUSECOOPERS LLP
Pittsburgh, Pennsylvania
February 8, 2000

Item 9.    Disagreements with Accountants:

  On April 7, 2000, the Board of Directors of the Company, upon recommendation of the Audit Committee, approved the dismissal of the Company's independent accountants, PricewaterhouseCoopers LLP ("PWC") to be effective immediately.

  The audit reports of PWC on the Company's financial statements as of December 31, 1999 and 1998 and for the years then ended did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainly, audit scope or accounting principles. In connection with the audits of the Company's financial statements as of December 31, 1999 and 1998 and for the years then ended and through the date of this report, the Company believes there were no disagreements (as defined in Item 304 of Regulation S-K). PWC believes that discussions surrounding two potential charges to the Company's restructuring reserve, which were never recorded, constitute a disagreement as defined in Item 304 of Regulation S-K. With the exception of this difference of opinion, there were no issues with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which matters, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the matter in its reports on the financial statements for such years. The Company's Audit Committee was informed by PWC about the discussions related to the restructuring reserve. PWC stated that they agreed with the accounting for the final restructure reserve. The Company has also authorized PWC to respond fully to any and all inquiries of the successor accountant.

  During the years ended December 31, 1999 and 1998 and through April 7, 2000, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant:

  Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading ''Election of Directors'' in the Company's Proxy Statement for the 2002 Annual Meeting of its Stockholders.

Item 11.   Executive Compensation:

  Information required by this item is incorporated by reference to the material appearing under the heading ''Executive Compensation'' in the Company's Proxy Statement for the 2002 Annual Meeting of its Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management:

  Information required by this item is incorporated by reference to the material appearing under the heading ''Security Ownership of Management and Certain Beneficial Owners'' in the Company's Proxy Statement for the 2002 Annual Meeting of its Stockholders.

Item 13.   Certain Relationships and Related Transactions:

  Information required by this item is incorporated by reference to the material appearing under the heading ''Election of Directors'' in the Company's Proxy Statement for the 2002 Annual Meeting of its Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

A.   Financial Statements

     The following documents are filed as part of this report:

                                                                                                     Page(s) in Annual
                                                                                                     Report to
                                                                                                      Stockholders
                                                                                                     for the Year Ended
                           Financial Statements and Related Report                                   December 31, 2001
                           ---------------------------------------                                   -----------------
Report of Independent Accountants, dated January 30, 2002 (February 5, 2002 as to Note 8)                   18
Consolidated Statement of Income and Comprehensive Income for the Years Ended December 31,
2001, 2000 and 1999..........................................................................               19
Consolidated Balance Sheet as of December 31, 2001 and 2000                                                 20
Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and
     1999....................................................................................               21
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2001, 2000
     and 1999................................................................................               22
Notes to the Consolidated Financial Statements...............................................            23 - 42
Quarterly Financial Data -- Unaudited........................................................               44
C.        Exhibits

                                                                                                           Page
                                                                                                           ----
    3.1  Amended Certificate of Incorporation                                                               (d)
    3.2  Amended By-laws of the Registrant...................................................               (a)
    4.0  Rights Agreement....................................................................               (e)
    9.1  Voting Trust Agreement..............................................................               (b)
    9.2  Voting Trust Certificate of Amendment...............................................               (c)
  10.1*  Calgon Carbon Corporation Stock Option Plan, as Amended.............................          Filed herewith
  10.2*  1999 Non-Employee Directors' Phantom Stock Unit Plan, as Amended....................          Filed herewith
  10.3*  Executive Incentive Plan of Calgon Carbon Corporation, as Amended...................          Filed herewith
  10.4*  1993 Non-Employee, Directors' Stock Option Plan, as Amended.........................          Filed herewith
  10.5*  1997 Directors' Fee Plan............................................................          Filed herewith
  10.6   Employment agreement between Calgon Carbon Corporation and James A. Cederna, as
         Amended.............................................................................          Filed herewith
  10.7   Employment agreement between Calgon Carbon Corporation and the other executive
         officers............................................................................          Filed herewith
  13.0   Annual Report to Stockholders for the Year Ended December 31, 2001..................          Filed herewith
  21.0   The wholly owned subsidiaries of the Company are Chemviron Carbon GmbH, a
         German corporation; Calgon Carbon Canada, Inc., a Canadian corporation;
         Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments
         Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation;
         Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation
         Technologies Incorporated, a Florida corporation; Calgon Carbon Export Inc., a
         Barbados corporation; and Calgon Far East Co. Ltd., a Japanese corporation.  In
         addition, the Company owns 80% of Datong Carbon Corporation, a Chinese corporation.           Filed herewith
   23.1  Consent of Independent Accountants (Deloitte & Touche LLP)..........................          Filed herewith
   23.2  Consent of Independent Accountants (PricewaterhouseCoopers LLP)                               Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
 *   Executive compensation plans.

D.   Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Calgon Carbon Corporation


        March 29, 2002                By /s/ James A. Cederna
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

Signature                                      Title                                 Date
---------                                      -----                                 ----
  /s/ JAMES A. CEDERNA                         President, Chief Executive Officer,
------------------------                       Director                              March 29, 2002
     James A. Cederna

  /s/ WIILLIAM E. CANN                         Chief Financial Officer               March 29, 2002
----------------------
    William E. Cann

  /s/ ROBERT W. CRUICKSHANK                    Director                              March 29, 2002
---------------------------
    Robert W. Cruickshank

  /s/ ARTHUR L. GOESCHEL                       Director                              March 29, 2002
------------------------
    Arthur L. Goeschel

  /s/ THOMAS A. MCCONOMY                       Director                              March 29, 2002
------------------------
    Thomas A. McConomy

  /s/ NICK H. PRATER                           Director                              March 29, 2002
--------------------
    Nick H. Prater

  /s/ JULIE S. ROBERTS                         Director                              March 29, 2002
----------------------
    Julie S. Roberts

  /s/ SETH E. SCHOFIELD                        Director                              March 29, 2002
-----------------------
    Seth E. Schofield

  /s/ JOHN P. SURMA                            Director                              March 29, 2002
-------------------
    John P. Surma

  /s/ HARRY H. WEIL                            Director                              March 29, 2002
-------------------
    Harry H. Weil

  /s/ ROBERT L. YOHE                           Director                              March 29, 2002
--------------------
    Robert L. Yohe

EXHIBIT INDEX
--------------

  Exhibit                                                                                              Method of
  -------                                                                                              ---------
No.        Description                                                                                 Filing
---------  -----------                                                                                 ------
     3.1   Amended Certificate of Incorporation................................................           (d)
     3.2   Amended By-laws of the Registrant...................................................           (a)
     4.0   Rights Agreement....................................................................           (e)
     9.1   Voting Trust Agreement..............................................................           (b)
     9.2   Voting Trust Certificate of Amendment...............................................           (c)
    10.1*  Calgon Carbon Corporation Stock Option Plan, as Amended.............................     Filed herewith
    10.2*  1999 Non-Employee Directors' Phantom Stock Unit Plan, as Amended....................     Filed herewith
    10.3*  Executive Incentive Plan of Calgon Carbon Corporation, as Amended...................     Filed herewith
    10.4*  1993 Non-Employee, Directors' Stock Option Plan, as Amended.........................     Filed herewith
    10.5*  1997 Directors' Fee Plan............................................................     Filed herewith
    10.6   Employment agreement between Calgon Carbon Corporation and James A. Cederna, as
           Amended.............................................................................     Filed herewith
    10.7   Employment agreement between Calgon Carbon Corporation and the other executive
           officers............................................................................     Filed herewith
    13.0   Annual Report to Stockholders for the Year Ended December 31, 2001..................     Filed herewith
    21.0   The wholly owned subsidiaries of the Company are Chemviron Carbon GmbH, a
           German corporation; Calgon Carbon Canada, Inc., a Canadian corporation;
           Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments
           Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation;
           Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation
           Technologies Incorporated, a Florida corporation; Calgon Carbon Export Inc., a
           Barbados corporation; and Calgon Far East Co. Ltd., a Japanese corporation.  In addition, the Company owns 80% of Datong Carbon Corporation, a Chinese
           corporation.........................................................................     Filed herewith
    23.1   Consent of Independent Accountants (Deloitte & Touche LLP)..........................     Filed herewith
    23.2   Consent of Independent Accountants (PricewaterhouseCoopers LLP).....................     Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a) Incorporated herein by reference to Exhibit 3.2 to the Company's report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.
(b) Incorporated herein by reference to Exhibit 9.1 to the Company's registration statement on Form S-1 (File No. 33-13443) effective June 2, 1987.
(c) Incorporated herein by reference to Exhibit 9.2 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1987.
(d) Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(e) Incorporated herein by reference to Exhibit 4.0 to the Company's report on Form 8-A dated February 6, 1995.
  * Executive compensation plans.