Form 10-Q
period 2002-03-31
CALGON CARBON CORPORATION
filed 2002-05-14
CIK 812701

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-15903

                           CALGON CARBON CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                    25-0530110
---------------------------------               ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                   P.O. Box 717, Pittsburgh, PA 15230-0717
                   ---------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (412) 787-6700
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

          ------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

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

Yes_____  No ______

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at May 1, 2002
------------------------------                --------------------------
 Common Stock, $.01 par value                     38,917,758 shares

                           CALGON CARBON CORPORATION
                                 SEC FORM 10-Q
                          QUARTER ENDED March 31, 2002


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


                                   I N D E X
                                   ---------


PART 1 - FINANCIAL INFORMATION
------   ---------------------

  Item 1.   Financial Statements                                          Page
  ------                                                                  ----

            Introduction to the Financial Statements......................  2

            Consolidated Statements of Income and
            Retained Earnings.............................................  3

            Consolidated Balance Sheets...................................  4

            Consolidated Statements of Cash Flows.........................  5

            Selected Notes to Financial Statements........................  6


  Item 2.   Management's Discussion and Analysis of Results
  ------    -----------------------------------------------
            of Operations and Financial Condition......................... 11
            -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

  Item 1.   Legal Proceedings............................................. 14
  ------    -----------------

  Item 6.   Exhibits and Reports on Form 8-K.............................. 14
  ------    --------------------------------

SIGNATURES  .............................................................. 15
----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
-------  --------------------


                    INTRODUCTION TO THE FINANCIAL STATEMENTS
                    ----------------------------------------


     The unaudited interim consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2001 filed with the Securities and Exchange Commission by the Company in Form 10-K.

     In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                           CALGON CARBON CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            -------------------------------------------------------
            (Dollars in Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                                Three Months Ended
                                                    March 31,
                                        --------------------------------
                                             2002                2001
                                        ------------         -----------

Net sales............................   $     63,136         $    66,918
                                        ------------         -----------

Cost of products sold
  (excluding depreciation)...........         43,543              43,376
Depreciation and amortization........          4,614               5,007
Selling, general and
  administrative expenses............         10,864              11,505
Research and development
  expenses...........................          1,042               1,293
                                        ------------         -----------

                                              60,063              61,181
                                        ------------         -----------

Income from operations...............          3,073               5,737

Interest income......................            111                  25
Interest expense.....................           (624)             (1,109)
Other income (expense)--net..........           (378)               (924)
                                        ------------         -----------

Income before income taxes
  and minority interest..............          2,182               3,729

Provision for income taxes...........            786               1,342
                                        ------------         -----------

Income before minority
  interest...........................          1,396               2,387

Minority interest....................              -                 (53)
                                        ------------         -----------

Net income...........................          1,396               2,334

Common stock dividends...............         (1,167)             (1,940)
Retained earnings, beginning
  of period..........................        143,172             142,959
                                        ------------         -----------
Retained earnings, end of
  period.............................   $    143,401         $   143,353
                                        ============         ===========

Net income per common
  share (basic and diluted)..........   $        .04         $       .06
                                        ============         ===========

Weighted average shares outstanding
  Basic..............................     38,889,052          38,801,509
                                        ============         ===========

  Diluted............................     39,175,626          38,958,537
                                        ============         ===========

                  The accompanying notes are an integral part
                        of these financial statements.

                           CALGON CARBON CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   (Dollars in Thousands except share data)
                                  (Unaudited)

                                                              March 31,    December 31,
                                                                2002           2001
                                                              --------     ------------
                        ASSETS
Current assets:
  Cash and cash equivalents................................   $  4,972       $  3,567
  Receivables (net of allowance of $2,706 and $2,624)......     49,199         44,233
  Revenue recognized in excess of billings on uncompleted
     contracts.............................................      6,896         10,623
  Inventories (net of allowance of $454 and $453)..........     43,601         42,104
  Other current assets.....................................      4,259          4,008
                                                              --------       --------
     Total current assets..................................    108,927        104,535

Property, plant and equipment, net.........................    141,538        143,661
Intangibles................................................      3,457          3,551
Goodwill...................................................     70,127         70,064
Other assets...............................................     10,143          9,903
                                                              --------       --------

     Total assets..........................................   $334,192       $331,714
                                                              ========       ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt..........................................   $      -       $  8,762
  Long-term debt due within one year.......................      2,143          1,275
  Accounts payable and accrued liabilities.................     22,723         24,976
  Billings in excess of revenue recognized on uncompleted
     contracts.............................................      2,420          2,370
  Restructuring reserve....................................      1,235          1,480
  Payroll and benefits payable.............................      7,820          6,989
  Accrued income taxes.....................................      3,330          1,890
                                                              --------       --------
     Total current liabilities.............................     39,671         47,742

Long-term debt.............................................     64,702         54,360
Deferred income taxes......................................     32,001         32,021
Other liabilities..........................................     14,229         13,782
                                                              --------       --------

     Total liabilities.....................................    150,603        147,905
                                                              --------       --------

Commitments and contingencies..............................          -              -
                                                              --------       --------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares
     authorized, 41,676,566 and 41,643,492 shares issued...        417            416
  Additional paid-in capital...............................     64,037         63,813
  Retained earnings........................................    143,401        143,172
  Accumulated other comprehensive income...................      2,864          3,538
                                                              --------       --------
                                                               210,719        210,939
  Treasury stock, at cost, 2,787,458 shares................    (27,130)       (27,130)
                                                              --------       --------

     Total shareholders' equity............................    183,589        183,809
                                                              --------       --------

     Total liabilities and shareholders' equity............   $334,192       $331,714
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

                           CALGON CARBON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   -------------------
                                                                     2002        2001
                                                                   -------     -------
Cash flows from operating activities
------------------------------------
Net income.......................................................  $ 1,396     $ 2,334
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization..................................    4,614       5,007
  Employee benefit plan provisions...............................      766         630
  Changes in assets and liabilities - net of
    effects from purchase of the minority interest in Calgon
    Far East Co. Ltd. and exchange rate:
       Increase in receivables...................................   (5,299)     (2,820)
       Increase in inventories...................................   (1,836)     (5,797)
       Decrease (increase) in other current assets...............    3,451      (1,200)
       Decrease in restructuring reserve.........................     (222)       (656)
       Increase in accounts payable
        and accruals.............................................      301         222
      Increase in long-term deferred
        income taxes (net).......................................      297         498
  Other items - net..............................................     (403)        129
                                                                   -------     -------
    Net cash provided by (used in) operating activities..........    3,065      (1,653)
                                                                   -------     -------

Cash flows from investing activities
------------------------------------
  Purchase of the minority interest in Calgon Far East Co. Ltd...        -      (3,400)
  Property, plant and equipment expenditures.....................   (3,585)     (1,926)
  Proceeds from disposals of equipment...........................      612          47
                                                                   -------     -------
    Net cash used in investing activities........................   (2,973)     (5,279)
                                                                   -------     -------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings...................................    2,795       8,173
  Common stock dividends.........................................   (1,167)     (1,940)
                                                                   -------     -------
      Net cash provided by financing activities..................    1,628       6,233
                                                                   -------     -------

Effect of exchange rate changes on cash..........................     (315)       (119)
                                                                   -------     -------

Increase (decrease)  in cash and cash equivalents................    1,405        (818)
Cash and cash equivalents, beginning
  of period......................................................    3,567       4,334
                                                                   -------     -------

Cash and cash equivalents, end of period.........................  $ 4,972     $ 3,516
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

                           CALGON CARBON CORPORATION
                    SELECTED NOTES TO FINANCIAL STATEMENTS
                    --------------------------------------
                            (Dollars in Thousands)
                                  (Unaudited)

1. Inventories:

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------

   Raw materials                               $    8,209             $   7,575
   Finished goods                                  35,392                34,529
                                               ----------             ---------

                                               $   43,601             $  42,104
                                               ==========             =========

2. Supplemental Cash Flow Information:

                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                  2002                   2001
                                               ----------             ----------

   Cash (paid) received during the period for:
    Interest                                   $     (609)            $  (1,145)
                                               ==========             =========
    Income taxes refunded - net                $      100             $   1,562
                                               ==========             =========

    Bank debt:
     Borrowings                                $   16,335             $   8,456
     Repayments                                   (13,540)                 (283)
                                               ----------             ---------
    Net proceeds from bank debt                $    2,795             $   8,173
                                               ==========             =========

3. Common stock dividends of $.03 per common share were declared during the quarter ended March 31, 2002. Common stock dividends declared during the quarter ended March 31, 2001 were $.05 per common share. Common stock dividends in the amount of $.03 per common share were declared on April 23, 2002.

4. Comprehensive income:

                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                  2002                   2001
                                               ----------             ----------

   Net income                                  $    1,396             $   2,334
    Other comprehensive loss
     net of tax (benefit)
     of ($19) and ($59),
     respectively                                    (674)               (1,956)
                                               ----------             ---------
   Comprehensive income                        $      722             $     378
                                               ==========             =========

   The only matter contributing to the other comprehensive loss was the foreign currency translation adjustment.

5.   Segment Information:

     The Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer. These reportable segments are comprised of strategic business units which offer different products and services. The Company evaluates segment performance based primarily on economic profit (as defined by the Company) and operating income.

     The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption equipment. The Engineered Solutions segment provides solutions to customers' air and water process problems through the design, fabrication and operation of systems that utilize the Company's enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer segment brings the Company's industrial purification technologies directly to the consumer in the form of products and services including charcoal products.

                                                Three Months Ended
                                                    March 31,
                                               -------------------
                                                 2002        2001
                                               -------     -------

     Net Sales
      Activated Carbon                         $27,318     $29,248
      Service                                   21,673      21,815
      Engineered Solutions                       9,196      11,379
      Consumer                                   4,949       4,476
                                               -------     -------
                                               $63,136     $66,918
                                               =======     =======

     Income (loss) from operations
      before depreciation and amortization
      Activated Carbon                         $ 3,735     $ 4,526
      Service                                    4,572       5,616
      Engineered Solutions                        (338)      1,354
      Consumer                                    (282)       (752)
                                               -------     -------
                                                 7,687      10,744

     Depreciation and amortization
      Activated Carbon                           2,476       2,372
      Service                                    1,657       1,583
      Engineered Solutions                         206         774
      Consumer                                     275         278
                                               -------     -------
                                                 4,614       5,007
                                               -------     -------
     Income from operations after
      depreciation and amortization            $ 3,073     $ 5,737
                                               =======     =======

                                                Three Months Ended March 31,
                                               -----------------------------
                                                 2002                2001
                                               --------            --------

     Reconciling items:
      Interest income                               111                  25
      Interest expense                             (624)             (1,109)
          Other expense - net                      (378)               (924)
                                               --------            --------
     Consolidated income before
      income taxes and minority interest       $  2,182            $  3,729
                                               ========            ========


                                            March 31, 2002     December 31, 2001
                                            --------------     -----------------
     Total Assets
      Activated Carbon                         $130,257            $134,161
      Service                                    86,545              90,953
      Engineered Solutions                       97,095              90,706
      Consumer                                   20,295              15,894
                                               --------            --------

                                               $334,192            $331,714
                                               ========            ========

6.   Derivative Instruments

     The Company accounts for its derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may, as amended, result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. As of March 31, 2002, the Company held one derivative instrument, which was not designated as a hedge under SFAS No. 133. The result of marking that instrument to market was recorded in the Company's first quarter 2002 earnings as required.

7.   Contingencies

     On December 31, 1996, the Company purchased the common stock of Advanced Separation Technologies Incorporated (AST) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation.

     On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court in the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement. Based upon information obtained since the acquisition and corroborated in the course of pre-trial discovery, the Company believes that it has a reasonable basis for this claim and intends to vigorously pursue reimbursement for damages sustained. Neither the Company nor its counsel can predict with certainty the amount, if any, of recovery that will be obtained from the defendants in this matter. Accordingly, the Company has not recorded a receivable for this gain contingency pending further developments in the litigation. This case is expected to be presented to the trial court by the end of 2002.

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

8.   Goodwill Amortization & Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually. This new standard also prescribes guidelines for new disclosure requirements. The Company has adopted SFAS No. 142 as of January 1, 2002, as required.

     In accordance with SFAS No. 142 the Company has assessed the useful lives of its intangible assets during the first quarter of 2002 and concluded that it holds no indefinite lived intangibles. As a result, no impairment test was required and no transition adjustment was recorded.

     The following is the categorization of the Company's intangible assets as of March 31, 2002:

                                        Gross Carrying   Accumulated
                                            Amount      Amortization
                                        --------------  -------------

      Amortized Intangible Assets:
         Patents                              $1,142         $(183)
         Unpatented Technology                 2,875          (377)
                                              ------         -----
          Total                               $4,017         $(560)
                                              ======         =====

     For the quarter ended March 31, 2002 the Company recognized $68 thousand of amortization expense. The Company expects amortization expense to be recognized during the next five years as follows:

     Estimated Amortization Expense:
     -------------------------------

     For the year ended 12/31/02             $246
     For the year ended 12/31/03             $243
     For the year ended 12/31/04             $243
     For the year ended 12/31/05             $243
     For the year ended 12/31/06             $243

     The Company has identified its reporting segments for purposes of assigning its goodwill and other net assets in order to perform the initial transitional goodwill impairment test that is required. The Company is currently in the process of performing the initial impairment test and expects that test to be completed by June 30, 2002. Management is presently unable to assess whether the Company will have any goodwill impairment as a result of that test.

     The carrying amounts of goodwill by segment as of March 31, 2002 and December 31, 2001 are as follows:

                                   Activated           Engineered
                                    Carbon    Service  Solutions   Consumer
                                    Segment   Segment   Segment    Segment
                                   ---------  -------  ----------  --------

     Carrying value of goodwill    $  2,015    $    -   $ 68,052   $     60

     The following is the Company's net income adjusted to exclude goodwill amortization expense (net of tax) for the quarters ended March 31, 2002 and 2001.

                                                    For the Quarter Ended
                                                           March 31,
                                                    ---------------------
                                                       2002       2001
                                                      ------     ------

       NET INCOME:
        Reported net income                           $1,396     $2,334
        Add back goodwill amortization, net of tax         -        317
                                                      ------     ------
        Adjusted net income                           $1,396     $2,651
                                                      ======     ======

       BASIC AND DILUTED EARNINGS PER SHARE:
        Reported net income                           $ 0.04     $ 0.06
        Goodwill amortization, net of tax                  -       0.01
                                                      ------     ------
        Adjusted net income                           $ 0.04     $ 0.07
                                                      ======     ======
9.   New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The Company has adopted SFAS No. 141 as of January 1, 2002 as required with no resulting impact on the Company's financial statements.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet evaluated the impact of the adoption of SFAS No. 143 on the Company's financial statements. The Company plans to adopt SFAS No. 143 on January 1, 2003 as required.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted SFAS No. 144 as of January 1, 2002 as required with no resulting impact on the Company's financial statements.

Item 2.   Management's Discussion and Analysis of Results of Operations and
-------   -----------------------------------------------------------------
          Financial Condition
          -------------------

     This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations
---------------------

     Consolidated net sales for the quarter ended March 31, 2002 decreased by $3.8 million or 5.7% (an analysis of sales by segment can be found in Note 5 of Selected Notes to Financial Statements). Net sales for the activated carbon segment decreased by $1.9 million or 6.6% versus the quarter ended March 31, 2001. The decline was primarily the result of lower sales volume and the adverse impact of foreign currency translation. Net sales for the service segment for the quarter ended March 31, 2002 were consistent with the similar 2001 period. Revenues associated with the engineered solutions segment decreased by $2.2 million or 19.2% primarily due to a decrease in new orders during the latter part of 2001 and early part of 2002. Sales to the consumer segment for the quarter ended March 31, 2002 increased by $0.5 million or 10.6% compared to the quarter ended March 31, 2001. The reasons for the increase were due to higher sales of carbon cloth and the Company's new consumer products partially offset by the adverse impact of foreign currency translation. The total adverse impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2002 was $1.3 million.

Gross profit, before depreciation, as a percentage of net sales was 31.0% for the quarter ended March 31, 2002 compared to 35.2% for the similar 2001 period. The 4.2 percentage-point decline was due to a combination of production inefficiencies resulting in higher product costs and competitive pricing in the Company's Activated Carbon and Service segments.

The depreciation and amortization decrease of $0.4 million during the quarter ended March 31, 2002 versus the quarter ended March 31, 2001 was related primarily to the Company ceasing to amortize goodwill due to the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002.

Combined, selling, general and administrative expenses and research and development expenses for the quarter ended March 31, 2002 were below the comparable 2001 quarter by $0.9 million or 7.0%. This decrease represents the Company's commitment to manage controllable costs during a period of lower sales demand.

Other expense for the quarter ended March 31, 2002 decreased by $0.5 million or 59.1% as compared to March 31, 2001 due to year over year favorability of charges associated with marking derivative instruments to market.

Interest expense for the quarter ended March 31, 2002 was below the quarter ended March 31, 2001 by $0.5 million or 43.7%. The decrease in interest expense was primarily the result of the combination of lower interest rates and a lower average level of borrowings during the comparable periods.

Financial Condition
-------------------

   Working Capital and Liquidity
   -----------------------------

     Cash flows generated from operating activities were $3.1 million for the period ended March 31, 2002 versus cash used in operations of $1.7 million for the comparable 2001 period. The $4.8 million increase represents a decrease in operating working capital (exclusive of debt) in 2002 versus the comparable period in 2001 partially offset by lower earnings and depreciation and amortization in 2002.

Common stock dividends paid during the quarter ended March 31, 2002 represented $.03 per common share versus dividends paid of $.05 per common share for the quarter ended March 31, 2001.

Total debt at March 31, 2002 was $66.8 million, an increase of $2.4 million from December 31, 2001. The additional borrowings were used primarily to fund capital expenditures.

The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility expiring in May 2002. The Company is uncertain that the commitment under the 364-day revolving credit facility will be renewed. In order to preserve the full $113.4 million commitment of the credit facility, the Company can and currently intends to exercise its option of borrowing up to $26.6 million under the 364-day line before its May 2002 expiration. Upon lapse of the 364-day facility which is currently anticipated to be May 2002, the then outstanding borrowings will mature in May 2004 to coincide with the expiration of the long-term portion of the credit facility. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At March 31, 2002 there were no borrowings under the 364-day revolving credit agreement. The weighted average interest rate on the outstanding balance under this credit facility was 2.43% at March 31, 2002.

In January 2001, the Company entered into an interest rate swap that fixes $10.0 million of its outstanding variable rate U.S. credit facility at 5.48%. The arrangement expires in January 2003.

Restructuring of Operations
---------------------------

     The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended March 31, 2002. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998. The details of both restructuring plans are outlined below.

During the fourth quarter of 1999, the Company adopted a strategy aimed at lowering costs to serve the activated carbon markets, investing to grow its service and solutions businesses and repositioning its proven technologies to bring more value to consumers. In order to achieve these goals, the Company has been reorganized as a globally integrated business with emphasis on providing services and solutions to customer problems. The implementation was begun in December 1999 and is essentially complete except for contractual cash outlays for employee severance payments to be made in 2002 and other contractual cash outlays, primarily lease obligations, through the second quarter of 2006.

In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organization structure. The implementation was begun in September 1998 and is essentially completed with the exception of some minor contractual cash outlays that will continue through 2002.

The restructuring reserve activity for the three months ended March 31, 2002 was:

                                Balance             Balance
                                1-1-02   Payments   3-31-02
                                -------  --------   -------

($000)

1999 Plan
---------

  Employee severance and
   termination benefit costs    $   247     $(154)  $     93
  Other costs                     1,101       (81)     1,020
                                -------     -----   --------
                                  1,348      (235)     1,113
                                -------     -----   --------

1998 Plan
---------

  Employee severance and
   termination benefit costs         95         -         95
  Other costs                        37       (10)        27
                                -------     -----   --------
                                    132       (10)       122
                                -------     -----   --------

      Total reserves            $ 1,480     $(245)  $  1,235
                                =======     =====   ========

  Management believes the reserve balances are adequate.

Capital Expenditures and Investments
------------------------------------

     Capital expenditures for property, plant and equipment totaled $3.6 million for the quarter ended March 31, 2002 compared to expenditures of $1.9 million for the same period in 2001. The increase is the result of the Company's continuing investment in the construction of a carbon facility in the People's Republic of China. Capital expenditures for 2002 are projected to be approximately $27.5 million which includes the establishment of a new Center of Excellence in the Gulf Coast region of the United States in addition to the construction of the aforementioned carbon facility.

Employee Relations
------------------

     During the first quarter, the Company came to terms on two labor agreements covering approximately 230 of the Company's hourly employees. The agreements reached with the United Steelworkers of America cover the Company's Pittsburgh, Pennsylvania, and Catlettsburg, Kentucky employees and expire in February 2005 and March 2005, respectively.

New Accounting Pronouncements
-----------------------------

   The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet evaluated the impact of the adoption of SFAS No. 143 on the Company's financial statements. The Company plans to adopt SFAS No. 143 on January 1, 2003 as required.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
------   -----------------

         See Note 7 to the unaudited interim Consolidated Financial Statements contained herein.


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(c)  Exhibits

         None

(d)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

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


                                       CALGON CARBON CORPORATION
                                       -------------------------
                                             (REGISTRANT)



  Date:  May 10, 2002               /s/ William E. Cann
                                    ----------------------------
                                        William E. Cann
                                        Senior Vice President,
                                        Chief Financial Officer