Form 10-Q
period 2002-06-30
CALGON CARBON CORPORATION
filed 2002-08-13
CIK 812701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

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

                                 (412) 787-6700
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


            --------------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

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

Yes               No
   -----------       ------------

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 26, 2002
----------------------------------               ----------------------------
   Common Stock, $.01 par value                       38,962,758 shares

                            CALGON CARBON CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 2002

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

                                    I N D E X
                                    ---------

PART 1 - FINANCIAL INFORMATION
------   ---------------------

     Item 1.        Financial Statements                                    Page
     ------                                                                 ----

                    Introduction to the Financial Statements ............    2

                    Consolidated Statements of Income (Loss) and
                    Retained Earnings ...................................    3

                    Consolidated Balance Sheets .........................    4

                    Consolidated Statements of Cash Flows ...............    5

                    Selected Notes to Financial Statements ..............    6


     Item 2.   Management's Discussion and Analysis of Results
     ------    -----------------------------------------------
                 of Operations and Financial Condition ..................   12
                 -------------------------------------


PART II - OTHER INFORMATION
-------   -----------------

     Item 1.     Legal Proceedings ......................................   16
     ------      -----------------

     Item 4.     Submission of Matters to a Vote of Security Holders ....   16
     -------     ---------------------------------------------------

     Item 6.     Exhibits and Reports on Form 8-K .......................   16
     ------      --------------------------------


SIGNATURES ..............................................................   17
----------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2001 filed with the Securities and Exchange Commission by the Company in Form 10-K.

     In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                            CALGON CARBON CORPORATION
         CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
             (Dollars in Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                     ----------------------------       ----------------------------
                                                         2002            2001               2002            2001
                                                     ------------    ------------       ------------    ------------
Net sales ........................................   $     67,484    $     74,899       $    130,620    $    141,817
                                                     ------------    ------------       ------------    ------------

Cost of products sold
  (excluding depreciation) .......................         46,382          49,805             89,925          93,181
Depreciation and amortization ....................          4,629           4,967              9,243           9,974
Selling, general and administrative expenses .....         11,495          11,785             22,359          23,290
Research and development expenses ................          1,106           1,580              2,148           2,873
                                                     ------------    ------------       ------------    ------------

                                                           63,612          68,137            123,675         129,318
                                                     ------------    ------------       ------------    ------------

Income from operations ...........................          3,872           6,762              6,945          12,499

Interest income ..................................            147              25                258              50

Interest expense .................................           (674)           (982)            (1,298)         (2,091)
Other income (expense)--net ......................           (324)            233               (702)           (691)
                                                     ------------    ------------       ------------    ------------

Income before income taxes, minority interest
  and cumulative effect of change in accounting
  principle ......................................          3,021           6,038              5,203           9,767

Provision for income taxes .......................          1,087           2,174              1,873           3,516
                                                     ------------    ------------       ------------    ------------

Income before minority interest ..................          1,934           3,864              3,330           6,251

Minority interest ................................              -               -                  -             (53)
                                                     ------------    ------------       ------------    ------------
Income before cumulative effect of
  change in accounting principle .................          1,934           3,864              3,330           6,198

Cumulative effect of change in accounting
  principle (net of tax) .........................              -               -            (30,926)              -
                                                     ------------    ------------       ------------    ------------

Net income (loss) ................................          1,934           3,864            (27,596)          6,198

Common stock dividends ...........................         (1,168)         (1,940)            (2,335)         (3,880)

Retained earnings, beginning of period ...........        112,475         143,353            143,172         142,959
                                                     ------------    ------------       ------------    ------------
Retained earnings, end of period .................   $    113,241    $    145,277       $    113,241    $    145,277
                                                     ============    ============       ============    ============

Net income per common share before cumulative
  effect of change in accounting principle
    Basic ........................................   $        .05    $        .10       $        .09    $        .16
                                                     ============    ============       ============    ============

    Diluted ......................................   $        .05    $        .10       $        .08    $        .16
                                                     ============    ============       ============    ============

Cumulative effect of change in accounting
   principle per common share
     Basic .......................................              -               -       ($       .80)              -

     Diluted .....................................              -               -       ($       .79)              -

Net income (loss) per common share
     Basic .......................................   $        .05    $        .10       ($       .71)   $        .16

     Diluted .....................................   $        .05    $        .10       ($       .70)   $        .16

Weighted average shares outstanding
    Basic ........................................     38,940,122      38,802,175         38,914,728      38,801,844
                                                     ============    ============       ============    ============

    Diluted ......................................     39,364,405      39,138,005         39,270,537      39,048,672
                                                     ============    ============       ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                            CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except share data)
                                   (Unaudited)

                                                                             June 30,          December 31,
                                                                               2002                2001
                                                                         ----------------    ----------------
                                 ASSETS
Current assets:
  Cash and cash equivalents ..........................................        $    5,110         $    3,567
  Receivables (net of allowance of $2,804 and $2,624) ................            47,595             44,233
  Revenue recognized in excess of billings on uncompleted
   contracts .........................................................             5,521             10,623
  Inventories (net of allowance of $861 and $453) ....................            45,952             42,104
  Other current assets ...............................................             4,899              4,008
                                                                              ----------         ----------
     Total current assets ............................................           109,077            104,535

Property, plant and equipment, net ...................................           144,628            143,661
Intangibles ..........................................................             3,366              3,491
Goodwill .............................................................            19,394             70,124
Other assets .........................................................            10,311              9,903
                                                                              ----------         ----------

     Total assets ....................................................        $  286,776         $  331,714
                                                                              ==========         ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt ....................................................        $        -         $    8,762
  Long-term debt due within one year .................................             2,870              1,275
  Accounts payable and accrued liabilities ...........................            21,737             24,976
  Billings in excess of revenue recognized on uncompleted
   contracts .........................................................             2,535              2,370
  Restructuring reserve ..............................................             1,060              1,480
  Payroll and benefits payable .......................................             6,474              6,989
  Accrued income taxes ...............................................             3,409              1,890
                                                                              ----------         ----------
     Total current liabilities .......................................            38,085             47,742

Long-term debt .......................................................            62,804             54,360
Deferred income taxes ................................................            12,117             32,021
Other liabilities ....................................................            15,738             13,782
                                                                              ----------         ----------

     Total liabilities ...............................................           128,744            147,905
                                                                              ----------         ----------

Commitments and contingencies ........................................                 -                  -
                                                                              ----------         ----------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares
     authorized, 41,750,116 and 41,643,492 shares issued .............               418                416
  Additional paid-in capital .........................................            64,449             63,813
  Retained earnings ..................................................           113,241            143,172
  Accumulated other comprehensive income .............................             7,053              3,538
                                                                              ----------         ----------
                                                                                 185,161            210,939
  Treasury stock, at cost, 2,787,358 and 2,787,458 shares ............           (27,129)           (27,130)
                                                                              ----------         ----------

     Total shareholders' equity ......................................           158,032            183,809
                                                                              ----------         ----------

     Total liabilities and shareholders' equity ......................        $  286,776         $  331,714
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

                            CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                  2002              2001
                                                                                --------         ---------

Cash flows from operating activities
------------------------------------
Net income (loss) .........................................................     ($27,596)        $   6,198
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Cumulative effect of change in accounting principle .....................       30,926                 -
  Depreciation and amortization ...........................................        9,243             9,974
  Employee benefit plan provisions ........................................        1,535             1,253
  Changes in assets and liabilities - net of
    effects from purchase of the minority interest in Calgon
    Far East Co. Ltd. and exchange rate:
       (Increase) in receivables ..........................................       (1,698)           (4,215)
       (Increase) in inventories ..........................................       (2,278)           (4,475)
       (Increase) decrease in other current assets ........................        4,331            (2,996)
       (Decrease) in restructuring reserve ................................         (517)           (1,186)
       Increase (decrease) in accounts payable and accruals ...............       (3,102)            3,579
       Increase (decrease) in long-term deferred income
        taxes (net) .......................................................         (390)            1,090
  Other items - net .......................................................          533               352
                                                                              ----------         ---------
    Net cash provided by operating activities .............................       10,987             9,574
                                                                              ----------         ---------

Cash flows from investing activities
------------------------------------
  Purchase of the minority interest in Calgon Far East Co. Ltd. ...........            -            (3,400)
  Property, plant and equipment expenditures ..............................       (7,815)           (6,005)
  Proceeds from disposals of equipment ....................................          660               215
                                                                              ----------         ---------
    Net cash used in investing activities .................................       (7,155)           (9,190)
                                                                              ----------         ---------

Cash flows from financing activities
------------------------------------
  Net proceeds from borrowings ............................................        1,278             4,790
  Common stock dividends ..................................................       (2,335)           (3,880)
                                                                              ----------         ---------
      Net cash (used in) provided by financing activities .................       (1,057)              910
                                                                              ----------         ---------

Effect of exchange rate changes on cash ...................................       (1,232)             (615)
                                                                              ----------         ---------

Increase in cash and cash equivalents .....................................        1,543               679
Cash and cash equivalents, beginning
  of period ...............................................................        3,567             4,334
                                                                              ----------         ---------

Cash and cash equivalents, end of period ..................................   $    5,110         $   5,013
                                                                              ==========         =========

                   The accompanying notes are an integral part
                         of these financial statements.

                            CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1. Inventories:

                                          June 30, 2002      December 31, 2001
                                          -------------      -----------------

   Raw materials                            $  9,168             $  7,575
   Finished goods                             36,784               34,529
                                            --------             --------

                                            $ 45,952             $ 42,104
                                            ========             ========

2. Supplemental Cash Flow Information:

                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                     2002            2001
                                                 -----------       ---------
   Cash (paid) received during the period for:
    Interest                                       $ (1,214)       $ (2,122)
                                                   ========        ========
    Income taxes refunded - net                    $    306        $  1,417
                                                   ========        ========

    Bank debt:
       Borrowings                                  $ 48,520        $ 19,363
       Repayments                                   (47,242)        (14,573)
                                                   --------        --------
    Net proceeds from bank debt                    $  1,278        $  4,790
                                                   ========        ========

3. Common stock dividends of $.03 per common share were declared during the quarter ended June 30, 2002. Common stock dividends declared during the quarter ended June 30, 2001 were $.05 per common share. Common stock dividends in the amount of $.03 per common share were declared on July 29, 2002.

4. Comprehensive income:

                                        Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                        --------------------     ----------------------
                                          2002        2001          2002         2001
                                        --------    --------     ----------   ---------
   Net income (loss)                    $  1,934     $ 3,864      ($27,596)   $   6,198
    Other comprehensive
       income (loss) net of
       tax provision (benefit) of
       $190, ($577), $171 and
       ($1,630), respectively              4,189      (1,072)        3,515       (3,028)
                                        --------     -------     ---------    ---------
   Comprehensive income (loss)          $  6,123     $ 2,792     ($ 24,081)   $   3,170
                                        ========     =======     =========    =========

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

     An improvement in the Company's information reporting system in the second quarter of 2002 has allowed the Company to directly attribute, rather than allocate, certain inventory cost variances, distribution costs and assets, such as accounts receivable, to segments. As a result, the second quarter and June year-to-date results for 2001 have been restated to conform with the 2002 presentation.

                                                   Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                 ------------------------  -----------------------
                                                    2002          2001         2002       2001
                                                 ----------    ----------  -----------  ----------
     Net Sales
       Activated Carbon                           $ 23,187      $ 27,593     $ 50,505   $ 56,841
       Service                                      25,125        25,709       46,798     47,524
       Engineered Solutions                         10,639        14,350       19,835     25,729
       Consumer                                      8,533         7,247       13,482     11,723
                                                  --------     ---------     --------   ---------
                                                  $ 67,484     $  74,899     $130,620   $141,817
                                                  ========     =========     ========   ========

     Income (loss) from operations
       before depreciation and amortization
       Activated Carbon                           $  4,497     $   4,924     $  8,424   $ 10,082
       Service                                       5,119         6,223        9,271     10,317
       Engineered Solutions                         (1,392)          218       (1,706)     1,760
       Consumer                                        277           364          199        314
                                                  --------     ---------     --------   --------
                                                     8,501        11,729     $ 16,188   $ 22,473
     Depreciation and amortization
       Activated Carbon                              2,290         2,380        4,766      4,859
       Service                                       1,774         1,573        3,431      3,144
       Engineered Solutions                            196           738          402      1,424
       Consumer                                        369           276          644        547
                                                  --------     ---------     --------   --------
                                                     4,629         4,967        9,243      9,974
                                                  --------     ---------     --------   --------
     Income from operations after
       depreciation and amortization              $  3,872     $   6,762     $  6,945   $ 12,499
                                                  ========     =========     ========   ========

                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                          -----------------------        ------------------------
                                                            2002           2001            2002            2001
                                                          ---------      --------        ---------      ---------
     Reconciling items:
       Interest income                                          147            25              258             50
       Interest expense                                        (674)         (982)          (1,298)        (2,091)
        Other income (expense) - net                           (324)          233             (702)          (691)
                                                          ---------      --------        ---------      ---------
     Consolidated income before
       income taxes, minority interest and
       cumulative effect of change in accounting
        principle                                         $   3,021      $  6,038        $   5,203      $   9,767
                                                          =========      ========        =========      =========

                                                              June 30, 2002               December 31, 2001
                                                              -------------               -----------------
     Total Assets
       Activated Carbon                                          $130,179                      $124,125
       Service                                                     89,434                        89,202
       Engineered Solutions                                        41,976                        99,610
       Consumer                                                    25,187                        18,777
                                                                ---------                      --------

                                                                $ 286,776                      $331,714
                                                                =========                      ========

6.   Derivative Instruments

     The Company accounts for its derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. As of June 30, 2002, the Company held four derivative instruments, three foreign exchange contracts and an interest rate swap agreement. None of the four derivatives received hedge accounting treatment under SFAS No. 133 and were marked to market through the Company's earnings for the six months ended June 30, 2002.

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

8.   Goodwill & Intangible Assets

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

     In accordance with SFAS No. 142, the Company assessed the useful lives of its intangible assets during the first quarter of 2002 and concluded that it holds no indefinite lived intangibles. As a result, no impairment test was required and no transition adjustment was recorded for indefinite lived intangibles.

     As required by SFAS No. 142, management has allocated goodwill to its reporting units. During the three months ended June 30, 2002, management completed the initial goodwill impairment test required as of January 1, 2002 for each of its reporting units. The initial goodwill impairment test included determining the fair value of each reporting unit that is allocated goodwill and comparing that fair value to the reporting unit's carrying value. The Company, in its initial goodwill impairment test, identified one reporting unit whose carrying value exceeded its estimated fair value.

     The Company engaged an independent valuation specialist to estimate the fair value of this reporting unit. The report of the independent valuation specialist used a combination of methods to determine the fair value of the reporting unit including prices of comparable businesses, a present value technique and a technique using recent transactions involving businesses similar to the reporting unit. The reporting unit consists primarily of the Company's AST subsidiary that is included in the Company's Engineered Solutions Segment.

     As a result of the reporting unit's excess carrying value, the Company was required, for this reporting unit, to assign the estimated fair value to the reporting unit's identifiable assets (including those intangible assets not recorded on the reporting unit's balance sheet) and liabilities to determine the implied fair value of the reporting unit's goodwill and the amount of impairment loss as of the date of implementation, January 1, 2002. The Company recorded a cumulative effect of change in accounting principle of $30.9 million (net of the tax effect of $20.1 million) at January 1, 2002 for its implementation of SFAS No. 142.

     The effect of adopting this change in accounting principle effective for the first quarter of 2002 reduced previously reported net income for the quarter ended March 31, 2002 by $30.9 million to a net loss of $29.6 million, basic net income per share by $0.80 to a basic net loss per share of $0.76, and diluted net income per share by $0.79 to a diluted net loss per share of $0.75.

     The following is the categorization of the Company's intangible assets as of June 30, 2002 and December 31, 2001, respectively:

                                                      June 30, 2002                     December 31, 2001
                                               -----------------------------       ----------------------------
                                               Gross Carrying   Accumulated        Gross Carrying   Accumulated
                                                   Amount      Amortization            Amount      Amortization
                                               --------------  -------------       --------------  ------------
       Amortized Intangible Assets:
           Patents                              $     1,319     $      (385)         $     1,319     $    (344)
           Unpatented Technology                      2,875            (443)               2,875          (359)
                                                -----------     -----------          -----------     ---------
              Total                             $     4,194     $      (828)         $     4,194     $    (703)
                                                ===========     ===========          ===========     =========

     For the three and six month periods ended June 30, 2002 the Company recognized $57 and $125 thousand, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

     For the year ended 12/31/02                $     248
     For the year ended 12/31/03                $     246
     For the year ended 12/31/04                $     246
     For the year ended 12/31/05                $     246
     For the year ended 12/31/06                $     246

     The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2002 are as follows:

                                            Activated                  Engineered
                                             Carbon       Service       Solutions    Consumer
                                            Segment       Segment       Segment       Segment      Total
                                            -------       -------       -------       -------      -----
     Balance as of January 1, 2002          $  2,015      $     -      $ 68,049       $    60     $ 70,124
     Cumulative effect of change
       in accounting principle                     -            -       (51,000)            -      (51,000)
     Foreign exchange                              -            -           270             -          270
                                            --------      -------      --------       -------     --------

     Balance as of June 30, 2002            $  2,015      $     -      $ 17,319       $    60     $ 19,394
                                            ========      =======      ========       =======     ========

The following is the Company's net income adjusted to exclude goodwill amortization expense (net of tax) for the three months and six months ended June 30, 2002 and 2001, respectively.

                                                      Three Months Ended      Six Months Ended
                                                           June 30,               June 30,
                                                     --------------------   --------------------
                                                       2002        2001       2002        2001
                                                     --------    --------   --------    --------
    NET INCOME:
      Reported net income (loss)                     $  1,934    $  3,864   $(27,596)   $  6,198
      Add back goodwill amortization, net of tax            -         322          -         639
                                                     --------    --------   --------    --------

      Adjusted net income (loss)                     $  1,934    $  4,186   $(27,596)   $  6,837
                                                     ========    ========   ========    ========

    BASIC EARNINGS PER SHARE:
      Reported net income (loss)                     $   0.05    $   0.10   $   (.71)   $    .16
      Goodwill amortization, net of tax                     -        0.01          -         .02
                                                     --------    --------   --------    --------

      Adjusted net income (loss)                     $   0.05    $   0.11   $   (.71)   $    .18
                                                     ========    ========   ========    ========

    DILUTED EARNINGS PER SHARE:
      Reported net income (loss)                     $   0.05    $   0.10   $   (.70)   $    .16
      Goodwill amortization, net of tax                     -        0.01          -         .02
                                                     --------    --------   --------    --------

      Adjusted net income (loss)                     $   0.05    $   0.11   $   (.70)   $    .18
                                                     ========    ========   ========    ========

9.   New Accounting Pronouncements

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

     In July 2002, the FASB has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance, amended by SFAS No. 146, was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


        This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations

        Consolidated net sales decreased by $7.4 million or 9.9% and $11.2 million or 7.9% for the quarter and year-to-date periods ended June 30, 2002 respectively, versus the quarter and year-to-date periods ended June 30, 2001 (an analysis of sales by segment can be found in Note 5 of Selected Notes to Financial Statements). Net sales for the activated carbon segment decreased by $4.4 million or 16.0% versus the quarter ended June 30, 2001 and $6.3 million or 11.1% versus the year-to-date period ended June 30, 2001. The decline was primarily the result of lower sales volume in all geographic markets. Net sales for the service segment for the quarter and year-to-date periods ended June 30, 2002 were consistent with the similar 2001 periods. Revenues associated with the engineered solutions segment decreased by $3.7 million or 25.9% for the quarter ended June 30, 2002 versus the quarter ended June 30, 2001 and $5.9 million or 22.9% for the year-to-date period ended June 30, 2002 versus the comparable 2001 period primarily due to lower revenues in 2002 associated with a major project secured in 2001 that is now nearing completion. Sales to the consumer segment for the quarter ended June 30, 2002 increased by $1.3 million or 17.7% compared to the quarter ended June 30, 2001 and $1.8 million or 15.0% for the year-to-date period ended June 30, 2002 versus the similar 2001 period. The reasons for the increase during both periods of comparison were due to higher sales of charcoal, carbon cloth and the Company's new consumer products. The total positive impact of foreign currency translation on consolidated net sales for the quarter ended June 30, 2002 was $1.0 million. The total adverse impact of foreign currency translation on consolidated net sales for the year-to-date period ended June 30, 2002 was $0.3 million.

Gross profit, before depreciation, as a percentage of net sales was 31.3% for the quarter ended June 30, 2002 compared to 33.5% for the similar 2001 period, a
2.2 percentage point decline. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 31.2% in 2002 versus 34.3% in the 2001 period representing a 3.1 percentage point decline. The decline for the quarter was primarily due to a combination of costs associated with the start-up of a major Engineered Solutions project partially offset by lower costs of raw materials in 2002 versus the comparable 2001 period. In addition to the aforementioned reasons, the year-to-date decline was also affected by production inefficiencies resulting in higher product costs and competitive pricing in certain of the Company's Activated Carbon and Service segments.

The depreciation and amortization decreases of $0.3 million and $0.7 million during the quarter and year-to-date periods ended June 30, 2002 versus the quarter and year-to-date periods ended June 30, 2001 were related primarily to the Company ceasing to amortize goodwill due to the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002.

Combined, selling, general and administrative expenses and research and development expenses for the quarter and year-to-date periods ended June 30, 2002 were below the comparable 2001 quarter and year-to-date periods by $0.8 million or 6.0% and $1.7 million or 6.3%, respectively. The decrease during both periods represents the Company's commitment to manage controllable costs such as travel and professional services during periods of lower sales demand.

Other expense for the quarter ended June 30, 2002 increased by $0.6 million, a greater than two-fold increase as compared to June 30, 2001 due to a June 2001 gain resulting from marking derivative instruments to market and a change in estimate of certain non-income related taxes in 2001. Year-to-date, other expense is comparable for the 2002 and 2001 periods.

Interest expense, net of interest income, for the quarter and year-to-date periods ended June 30, 2002 was below the quarter and year-to-date periods ended June 30, 2001 by $0.4 million or 44.9% and $1.0 million or 49%, respectively. The decrease in interest expense for both periods was primarily the result of the combination of lower interest rates and a lower average level of borrowings during the comparable periods.

Net income decreased by $1.9 million and $33.8 million for the quarter and year-to-date periods ended June 30, 2002 versus the quarter and year-to-date periods ended June 30, 2001 primarily for the reasons discussed above and, for the year-to-date period, as a result of the $30.9 million after tax effect of the cumulative effect of change in accounting principle related to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see note 8 to the Selected Noted to Financial Statements.)

Financial Condition

     Working Capital and Liquidity

         Cash flows generated from operating activities were $11.0 million for the six month period ended June 30, 2002 versus cash generated from operations of $9.6 million for the comparable 2001 period. The $1.4 million increase represents a decrease in operating working capital (exclusive of debt) in 2002 versus the comparable period in 2001 partially offset by lower earnings and depreciation and amortization in 2002.

Common stock dividends paid during the quarter ended June 30, 2002 represented $.03 per common share versus dividends paid of $.05 per common share for the quarter ended June 30, 2001.

Total debt at June 30, 2002 was $65.7 million, an increase of $1.3 million from December 31, 2001. The additional borrowings were used primarily to fund capital expenditures.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility expiring in May 2004. The commitment under the 364-day revolving credit facility expired in May 2002 and was not renewed. However, in order to preserve the full $113.4 million commitment of the credit facility, the Company exercised its contractual option of borrowing the total commitment of $26.6 million under the 364-day line before its May 2002 expiration. The $26.6 million of outstanding borrowings mature in May 2004 which coincides with the expiration of the long-term portion of the credit facility. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At June 30, 2002 there were $26.6 million of borrowings under the 364-day revolving credit agreement. The weighted average interest rate on the outstanding balance under this credit facility was 2.75% at June 30, 2002.

In January 2001, the Company entered into an interest rate swap that fixes $10.0 million of its outstanding variable rate U.S. credit facility at 5.48%. The arrangement expires in January 2003.

Restructuring of Operations

         The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended June 30, 2002. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998. The details of both restructuring plans are outlined below.

During the fourth quarter of 1999, the Company adopted a strategy aimed at lowering costs to serve the activated carbon markets, investing to grow its service and solutions businesses and repositioning its proven technologies to bring more value to consumers. In order to achieve these goals, the Company has been reorganized as a globally integrated business with emphasis on providing services and solutions to customer problems. The implementation began in December 1999 and is essentially complete except for contractual cash outlays for employee severance payments to be made in 2002 and other contractual cash outlays, primarily lease obligations, through the second quarter of 2006.

In the third quarter of 1998, the Company initiated a worldwide plan to reduce costs and realign the organization structure. The implementation began in September 1998 and is essentially completed with the exception of some minor contractual cash outlays that will continue through 2002.

The restructuring reserve activity for the six months ended June 30, 2002 was:

                                          Balance                       Balance
                                          1-1-02         Payments       6-30-02
                                         ---------       --------       -------

($000)

1999 Plan
---------

     Employee severance and
       termination benefit costs         $     247       $   (223)      $    24
     Other costs                             1,101            (89)        1,012
                                         ---------       --------       -------
                                             1,348           (312)        1,036
                                         ---------       --------       -------

1998 Plan
---------

     Employee severance and
       termination benefit costs                95            (95)            -
     Other costs                                37            (13)           24
                                         ---------       --------       -------
                                               132           (108)           24
                                         ---------       --------       -------

           Total reserves                $   1,480       $   (420)      $ 1,060
                                         =========       ========       =======

     Management believes the reserve balances are adequate.

Capital Expenditures and Investments

         Capital expenditures for property, plant and equipment totaled $7.8 million for the year-to-date period ended June 30, 2002 compared to expenditures of $6.0 million for the same period in 2001. The increase is primarily the result of the Company's continuing investment in the construction of a carbon facility in the People's Republic of China. Capital expenditures for 2002 are projected to be approximately $20.0 million which includes the establishment of a new Center of Excellence in the Gulf Coast region of the United States in addition to the construction of the aforementioned carbon facility.

New Accounting Pronouncements

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

In July 2002, the FASB has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance, amended by SFAS No. 146, was provided by EITF Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 to the unaudited interim Consolidated Financial Statements contained herein.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held April 23, 2002. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposal considered and voted upon at the meeting and described in the proxy statement.

         Election of directors:
                                                   Votes For      Votes Withheld

         Class of 2005

         Seth E. Schofield                         31,265,063        1,252,785
         John P. Surma                             31,264,421        1,253,427

Item 6.  Exhibits and Reports on Form 8-K

(c)  Exhibits

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended June 30, 2002.

                                   SIGNATURES

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

                                                  CALGON CARBON CORPORATION
                                                  -------------------------
                                                        (REGISTRANT)



Date: August 9, 2002                              /s/ William E. Cann
                                                  ------------------------------
                                                        William E. Cann
                                                        Senior Vice President,
                                                        Chief Financial Officer