Form 10-Q
period 2002-09-30
CALGON CARBON CORPORATION
filed 2002-11-15
CIK 812701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

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

                                 (412) 787-6700
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

        -----------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No____________
   -----------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes___________    No____________

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at October 31, 2002
----------------------------------       ------------------------------------
   Common Stock, $.01 par value                 38,962,758 shares

                            CALGON CARBON CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 2002

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

                                    I N D E X

PART 1 - FINANCIAL INFORMATION
------   ---------------------
     Item 1.          Financial Statements                                             Page
     ------                                                                            ----

                      Introduction to the Financial Statements ......................     2

                      Consolidated Statements of Income (Loss) and
                      Retained Earnings .............................................     3

                      Consolidated Balance Sheets ...................................     5

                      Consolidated Statements of Cash Flows .........................     6

                      Selected Notes to Financial Statements ........................     7


     Item 2.    Management's Discussion and Analysis of Results
     ------     -----------------------------------------------
                   of Operations and Financial Condition ............................    13
                   -------------------------------------

     Item 4.    Controls and Procedures .............................................    18
     ------     -----------------------

PART II - OTHER INFORMATION
-------   -----------------

     Item 1.    Legal Proceedings ...................................................    19
     ------     -----------------

     Item 6.    Exhibits and Reports on Form 8-K ....................................    19
     ------     --------------------------------

SIGNATURES ..........................................................................    20
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

         In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                            CALGON CARBON CORPORATION
         CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
             (Dollars in Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                      ----------------------------       --------------------------
                                                                          2002             2001            2002              2001
                                                                      ----------        ---------        ---------        ---------
Net sales ......................................................      $   64,832        $  64,743         $195,452         $206,560
                                                                      ----------        ---------        ---------        ---------

Cost of products sold
  (excluding depreciation) .....................................          45,368           44,429          135,293          137,610
Depreciation and amortization ..................................           4,784            5,023           14,027           14,997
Selling, general and
  administrative expenses ......................................          12,037           10,648           34,396           33,938
Research and development
  expenses .....................................................             875            1,369            3,023            4,242
                                                                       ---------        ---------        ---------        ---------

                                                                          63,064           61,469          186,739          190,787
                                                                       ---------        ---------        ---------        ---------

Income from operations .........................................           1,768            3,274            8,713           15,773

Interest income ................................................             176              119              434              169
Interest expense ...............................................            (675)            (746)          (1,973)          (2,837)
Other income (expense)--net ....................................            (445)            (231)          (1,147)            (922)
                                                                       ---------        ---------        ---------        ---------

Income before income taxes, minority interest
  and cumulative effect of change in accounting
  principle ....................................................             824            2,416            6,027           12,183

Provision for income taxes .....................................             297              870            2,170            4,386
                                                                       ---------        ---------        ---------        ---------

Income before minority
  interest .....................................................             527            1,546            3,857            7,797

Minority interest ..............................................              29               --               29              (53)
                                                                       ---------        ---------        ---------        ---------

Income before cumulative effect of
  change in accounting principle ...............................             556            1,546            3,886            7,744

Cumulative effect of change in accounting
  principle (net of tax) .......................................              --               --          (30,926)              --
                                                                       ---------        ---------        ---------        ---------

Net income (loss) ..............................................             556            1,546          (27,040)           7,744

Common stock dividends .........................................          (1,169)          (1,940)          (3,504)          (5,820)
Retained earnings, beginning
  of period ....................................................         113,241          145,277          143,172          142,959
                                                                       ---------        ---------        ---------        ---------
Retained earnings, end of
  period .......................................................       $ 112,628        $ 144,883        $ 112,628        $ 144,883
                                                                       =========        =========        =========        =========

Net income per common share before cumulative
  effect of change in accounting principle
    Basic and diluted ..........................................       $     .01        $     .04        $     .10        $     .20
                                                                       =========        =========        =========        =========

Cumulative effect of change in accounting
   principle per common share
     Basic and Diluted ..........................                --            --         ($.79)             --

Net income (loss) per common share
     Basic and Diluted ..........................       $       .01   $       .04         ($.69)    $       .20

Weighted average shares outstanding
    Basic .......................................        38,962,758    38,810,934    38,930,797      38,804,885
                                                        ===========   ===========    ==========     ===========

    Diluted .....................................        39,017,027    39,174,758    39,187,205      39,090,855
                                                        ===========   ===========    ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                            CALGON CARBON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except share data)
                                   (Unaudited)

                                                                       September 30,    December 31,
                                                                           2002             2001
                                                                       -------------    ------------
                        ASSETS

Current assets:
  Cash and cash equivalents ........................................   $       3,569    $      3,567
  Receivables (net of allowance of $3,089 and $2,624) ..............          44,856          44,233
  Revenue recognized in excess of billings on uncompleted
     contracts .....................................................           6,044          10,623
  Inventories (net of allowance of $445 and $453) ..................          48,659          42,104
  Other current assets .............................................           5,294           4,008
                                                                       -------------    ------------
     Total current assets ..........................................         108,422         104,535

Property, plant and equipment, net .................................         141,894         143,661
Intangibles ........................................................           3,304           3,491
Goodwill ...........................................................          19,163          70,124
Other assets .......................................................          10,116           9,903
                                                                       -------------    ------------

     Total assets ..................................................   $     282,899    $    331,714
                                                                       =============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt ..................................................   $          --    $      8,762
  Long-term debt due within one year ...............................           2,785           1,275
  Accounts payable and accrued liabilities .........................          25,207          24,976
  Billings in excess of revenue recognized on uncompleted
     contracts .....................................................           1,185           2,370
  Restructuring reserve ............................................             866           1,480
  Payroll and benefits payable .....................................           7,002           6,989
  Accrued income taxes .............................................           3,199           1,890
                                                                       -------------    ------------
     Total current liabilities .....................................          40,244          47,742

Long-term debt .....................................................          56,842          54,360
Deferred income taxes ..............................................          12,086          32,021
Other liabilities ..................................................          16,267          13,782
                                                                       -------------    ------------

     Total liabilities .............................................         125,439         147,905
                                                                       -------------    ------------

Minority interest ..................................................             141              --
                                                                       -------------    ------------

Commitments and contingencies ......................................              --              --
                                                                       -------------    ------------

Shareholders' equity:
  Common shares, $.01 par value, 100,000,000 shares
     authorized, 41,750,116 and 41,643,492 shares issued ...........             418             416
  Additional paid-in capital .......................................          64,449          63,813
  Retained earnings ................................................         112,628         143,172
  Accumulated other comprehensive income ...........................           6,953           3,538
                                                                       -------------    ------------
                                                                             184,448         210,939
  Treasury stock, at cost, 2,787,358 and 2,787,458 shares ..........         (27,129)        (27,130)
                                                                       -------------    ------------

     Total shareholders' equity ....................................         157,319         183,809
                                                                       -------------    ------------

     Total liabilities and shareholders' equity ....................   $     282,899    $    331,714
                                                                       =============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                            CALGON CARBON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                        --------------------
                                                                          2002        2001
                                                                        --------    --------
Cash flows from operating activities
Net income (loss) ...................................................   ($27,040)   $  7,744
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Cumulative effect of change in accounting principle ...............     30,926          --
  Depreciation and amortization .....................................     14,027      14,997
  Employee benefit plan provisions ..................................      2,311       1,447
  Changes in assets and liabilities - net of
    effects from purchase of the minority interest in Calgon
    Far East Co. Ltd. and exchange rate:
        Decrease in receivables .....................................        885       2,617
       Increase in inventories ......................................     (5,003)     (4,445)
       (Increase) decrease in other current assets ..................      3,503      (2,695)
       Decrease in restructuring reserve ............................       (702)     (1,552)
       Decrease in accounts payable
        and accruals ................................................       (739)     (2,194)
       Increase (decrease) in long-term deferred income
        taxes (net) .................................................       (255)        202
  Other items - net .................................................        485         467
                                                                        --------    --------
    Net cash provided by operating activities .......................     18,398      16,588
                                                                        --------    --------

Cash flows from investing activities
  Purchase of the minority interest in Calgon Far East Co. Ltd. .....         --      (3,400)
  Property, plant and equipment expenditures ........................     (9,815)     (8,407)
  Proceeds from disposals of equipment ..............................        725         551
                                                                        --------    --------
    Net cash used in investing activities ...........................     (9,090)    (11,256)
                                                                        --------    --------

Cash flows from financing activities
  Net proceeds from (repayments of) borrowings ......................     (4,720)         96
  Common stock dividends ............................................     (3,504)     (5,820)
                                                                        --------    --------
      Net cash used in financing activities .........................     (8,224)     (5,724)
                                                                        --------    --------

Effect of exchange rate changes on cash .............................     (1,082)       (387)
                                                                        --------    --------

Increase (decrease) in cash and cash equivalents ....................          2        (779)
Cash and cash equivalents, beginning
  of period .........................................................      3,567       4,334
                                                                        --------    --------

Cash and cash equivalents, end of period ............................   $  3,569    $  3,555
                                                                        ========    ========

                   The accompanying notes are an integral part
                         of these financial statements.

                            CALGON CARBON CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

1.   Inventories:

                            September 30, 2002          December 31, 2001
                            ------------------          -----------------

     Raw materials                $ 9,254                    $  7,575
     Finished goods                39,405                      34,529
                                  -------                    --------

                                  $48,659                    $ 42,104
                                  =======                    ========


2.   Supplemental Cash Flow Information:

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                        2002                2001
                                                     ----------         -----------
     Cash (paid) received during the period for:
       Interest                                      $   (1,888)        $    (2,889)
                                                     ==========         ===========
       Income taxes (paid) refunded - net            $      (49)        $     1,113
                                                     ==========         ===========

       Bank debt:
         Borrowings                                  $   52,272         $    20,921
         Repayments                                     (56,992)            (20,825)
                                                     ----------         -----------
       Net (repayments of) proceeds from bank debt   $   (4,720)        $        96
                                                     ==========         ===========

3. Common stock dividends of $.03 per common share were declared and paid during the quarter ended September 30, 2002. Common stock dividends declared during the quarter ended September 30, 2001 were $.05 per common share. Common stock dividends in the amount of $.03 per common share were declared on October 23, 2002.

4.   Comprehensive income:

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                          -------------------------    ---------------------------
                                             2002           2001          2002             2001
                                          ----------     ----------    -----------     -----------
     Net income (loss)                    $      556     $    1,546       ($27,040)    $     7,744
       Other comprehensive
          income (loss) net of
          tax provision (benefit) of
          ($30), $82, $141 and
          $132, respectively                    (100)         1,890          3,415          (1,138)
                                          ----------     ----------    -----------     -----------
     Comprehensive income (loss)          $      456     $    3,436      ($ 23,625)    $     6,606
                                          ==========     ==========    ===========     ===========

     The only matter contributing to the other comprehensive income (loss) was the foreign currency translation adjustment.

5.   Segment Information:

     The Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer. These reportable segments are strategic business units which offer different products and services. The Company evaluates segment performance based primarily on economic profit (as defined by the Company) and operating income.

     The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption equipment. The Engineered Solutions segment provides solutions to customers' air and water process problems through the design, fabrication and operation of systems that utilize the Company's enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer segment brings the Company's industrial purification technologies directly to the consumer in the form of products and services including carbon cloth and charcoal products.

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

                                               Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                             ----------------------    ----------------------
                                               2002         2001          2002         2001
                                             ---------    ---------    ---------    ---------
Net Sales
  Activated Carbon .......................   $  24,218    $  25,074    $  74,723    $  81,915
  Service ................................      24,275       23,476       71,073       71,000
  Engineered Solutions ...................      10,875       11,305       30,710       37,034
  Consumer ...............................       5,464        4,888       18,946       16,611
                                             ---------    ---------    ---------    ---------
                                             $  64,832    $  64,743    $ 195,452    $ 206,560
                                             =========    =========    =========    =========

Income (loss) from operations
  before depreciation and amortization
  Activated Carbon .......................   $   3,768    $   4,234    $  12,192    $  14,316
  Service ................................       5,225        4,466       14,496       14,783
  Engineered Solutions ...................      (1,840)          57       (3,546)       1,817
  Consumer ...............................        (601)        (460)        (402)        (146)
                                             ---------    ---------    ---------    ---------
                                                 6,552        8,297    $  22,740    $  30,770
Depreciation and amortization
  Activated Carbon .......................       2,303        2,319        7,069        7,177
  Service ................................       1,930        1,712        5,361        4,856
  Engineered Solutions ...................         207          726          609        2,151
  Consumer ...............................         344          266          988          813
                                             ---------    ---------    ---------    ---------
                                                 4,784        5,023       14,027       14,997
                                             ---------    ---------    ---------    ---------
Income from operations after
  depreciation and amortization ..........   $   1,768    $   3,274    $   8,713    $  15,773
                                             =========    =========    =========    =========

                                                            Three Months Ended                Nine Months Ended
                                                                September 30,                   September 30,
                                                          ------------------------        -----------------------
                                                             2002           2001           2002            2001
                                                           --------       --------        -------        --------
     Reconciling items
       Interest income                                          176            119            434            169
       Interest expense                                        (675)          (746)        (1,973)        (2,837)
        Other income (expense) - net                           (445)          (231)        (1,147)          (922)
                                                          ----------     ---------        --------     ---------
     Consolidated income before
       income taxes, minority interest and
       cumulative effect of change in accounting
        principle                                         $     824      $   2,416        $ 6,027      $  12,183
                                                          =========      =========        =======      =========


                                                            September 30, 2002            December 31, 2001
                                                            ------------------            -----------------
     Total Assets
       Activated Carbon                                         $121,859                     $124,125
       Service                                                    96,058                       89,202
       Engineered Solutions                                       42,300                       99,610
       Consumer                                                   22,682                       18,777
                                                                --------                     --------

                                                                $282,899                     $331,714
                                                                ========                     ========

6.   Derivative Instruments

     The Company accounts for its derivative instruments under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. As of September 30, 2002, the Company held five derivative instruments, four foreign exchange contracts and an interest rate swap agreement. None of the five derivatives received hedge accounting treatment under SFAS No. 133 and were marked to market through the Company's earnings for the nine months ended September 30, 2002.

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

     The Company is also currently a party in two cases involving alleged infringement of its U.S. patent No. 6,129,893 ("893 patent") and one case involving alleged infringment of its Canadian patent No. 2,331,525 ("525 patent"). Both patents are for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) has filed suit against the Company seeking a declaratory judgment that it does not infringe the Company's "893 patent". This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, NY and Robert Wykle, et al. in the United

     States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the "893 patent" without a license. The third case the Company has pending is against The Corporation of the City of North Bay and Trojan Technologies Inc. in Federal Court of Canada - Trial Division. The claim alleges that the defendants are practicing a method claimed in the "525 patent". Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

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

     The following is the categorization of the Company's intangible assets as of September 30, 2002 and December 31, 2001, respectively:

                                                      September 30, 2002                    December 31, 2001
                                               --------------------------------      --------------------------------
                                               Gross Carrying      Accumulated       Gross Carrying      Accumulated
                                                  Amount           Amortization          Amount          Amortization
                                               --------------      ------------      --------------      ------------
       Amortized Intangible Assets:
           Patents                             $        1,319      $       (405)    $         1,319      $       (344)
           Unpatented Technology                        2,875              (485)              2,875              (359)
                                               --------------      ------------     ---------------      ------------
              Total                            $        4,194      $       (890)    $         4,194      $       (703)
                                               ==============      ============     ===============      ============

     For the three and nine month periods ended September 30, 2002 the Company recognized $62 and $187 thousand, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

     For the year ended 12/31/02                              $   248
     For the year ended 12/31/03                              $   246
     For the year ended 12/31/04                              $   246
     For the year ended 12/31/05                              $   246
     For the year ended 12/31/06                              $   246


     The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2002 are as follows:

                                            Activated                         Engineered
                                             Carbon             Service        Solutions      Consumer
                                            Segment             Segment        Segment         Segment       Total
                                            -------             -------        -------         -------       -----
     Balance as of January 1, 2002          $  2,015          $        -     $  68,049          $60       $  70,124
     Cumulative effect of change
       in accounting principle                     -                   -       (51,000)           -         (51,000)
     Foreign exchange                              -                   -            39            -              39
                                            --------          ----------     ---------        -----       ---------

     Balance as of September 30, 2002       $  2,015          $        -     $  17,088          $60       $  19,163
                                            ========          ==========     =========        =====       =========

The following is the Company's net income adjusted to exclude goodwill amortization expense (net of tax) for the three months and nine months ended September 30, 2002 and 2001, respectively.

                                                             Three Months Ended      Nine Months Ended
                                                                  September 30,        September 30,
                                                            ---------------------   -------------------
                                                              2002         2001      2002         2001
                                                            --------     --------   ------       ------
     NET INCOME:
       Reported net income (loss)                           $   556        $1,546   $(27,040)    $7,744
       Add back goodwill amortization, net of tax                 -           336          -        975
                                                            -------      --------  ---------     ------

       Adjusted net income (loss)                           $   556        $1,882   $(27,040)    $8,719
                                                            =======      ========  =========     ======

     BASIC AND DILUTED EARNINGS PER SHARE:
       Reported net income (loss)                           $  0.01        $ 0.04   $   (.69)    $  .20
       Goodwill amortization, net of tax                          -          0.01          -        .02
                                                            -------      --------  ---------     ------

       Adjusted net income (loss)                           $  0.01        $ 0.05   $   (.69)    $  .22
                                                            =======      ========  =========     ======


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

Results of Operations

         Consolidated net sales were consistent for the quarter ended September 30, 2002 versus the quarter ended September 30, 2001. Consolidated net sales for the year-to-date period ended September 30, 2002 decreased by $11.1 million or 5.4% versus the year-to-date period ended September 30, 2001 (an analysis of sales by segment can be found in Note 5 of Selected Notes to Financial Statements). Net sales for the activated carbon segment decreased by $0.9 million or 3.4% versus the quarter ended September 30, 2001 and $7.2 million or 8.8% versus the year-to-date period ended September 30, 2001. The decline for both periods was primarily the result of lower sales volume in North America due to the economic downturn that began in the latter part of 2001 and that has continued through the end of the third quarter of 2002. Net sales for the service segment increased by $0.8 million or 3.4% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Service segment sales for the year-to-date period ended September 30, 2002 were consistent with the similar 2001 period. For both periods of comparison, slower sales in North America were more than offset by increased sales in Europe and the positive impact of foreign currency translation which was $0.7 million for both the quarter and year-to-date periods. Revenues associated with the engineered solutions segment decreased by $0.4 million or 3.8% for the quarter ended September 30, 2002 versus the quarter ended September 30, 2001 and $6.3 million or 17.1% for the year-to-date period ended September 30, 2002 versus the comparable 2001 period primarily due to lower revenues in 2002 associated with a major project secured and substantially recorded in 2001. Sales to the consumer segment for the quarter ended September 30, 2002 increased by $0.6 million or 11.8% compared to the quarter ended September 30, 2001 and $2.3 million or 14.1% for the year-to-date period ended September 30, 2002 versus the similar 2001 period. The sales increase for the quarter is primarily due to increased sales of new consumer products. The reason for the increase during the year-to-date period of comparison was due to higher sales of charcoal, carbon cloth and new consumer products. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended September 30, 2002 was $1.8 million and $1.5 million respectively.

Gross profit, before depreciation, as a percentage of net sales was 30.2% for the quarter ended September 30, 2002 compared to 31.4% for the similar 2001 period, a 1.2 percentage point decline. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 30.8% in 2002 versus 33.4% in the 2001 period representing a 2.6 percentage point decline. The decline for the quarter and year-to-date was primarily due to a combination of costs associated with a major Engineered Solutions project and increased charcoal production costs. Those cost increases were partially offset by lower energy costs and lower cost of U.S. sourced carbon products shipped to the Company's Belgian branch as a result of the strengthening of the Euro in 2002 versus the comparable 2001 periods in addition to higher production costs realized in the third quarter of 2001 due to the labor strike at the Company's Catlettsburg, Kentucky facility that was resolved in the first quarter of 2002.

The depreciation and amortization decreases of $0.2 million and $1.0 million during the quarter and year-to-date periods ended September 30, 2002 versus the quarter and year-to-date periods ended September 30, 2001 were related primarily to the Company ceasing to amortize goodwill due to the implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002 partially offset by higher depreciation.

Combined, selling, general and administrative expenses and research and development expenses for the quarter ended September 30, 2002 were higher than the comparable 2001 quarter by $0.9 million or 7.4%. The increase is the result of a positive revision of the Company's pension expense estimate in the third quarter of 2001 coupled with additional expense incurred due to the new carbon facility in The People's Republic of China being operational for the entire third quarter of 2002. Combined, selling, general and administrative expenses and research and development expenses for the year-to-date period ended September 30, 2002 were $0.8 million or 2.0% lower than the comparable 2001 period. The decrease represents the Company's commitment to aggressively control spending during periods of lower sales demand.

Other expense for the quarter and year-to-date periods ended September 30, 2002 increased by $0.2 million versus both comparable periods. The primary reason for the increase in both periods presented is a small foreign exchange loss recognized during the quarter and year-to-date periods in 2002 versus a small foreign exchange gain recognized in the similar 2001 periods.

Interest expense, net of interest income, for the quarter and year-to-date periods ended September 30, 2002 was below the quarter and year-to-date periods ended September 30, 2001 by $0.1 million or 20.4% and $1.1 million or 42.3%, respectively. The decrease in interest expense for both periods was primarily the result of the combination of lower interest rates and a lower average level of borrowings during the comparable periods.

Net income decreased by $1.0 million and $34.8 million for the quarter and year-to-date periods ended September 30, 2002 versus the quarter and year-to-date periods ended September 30, 2001 primarily for the reasons discussed above and, for the year-to-date period, as a result of the $30.9 million after tax effect of the cumulative effect of change in accounting principle related to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see note 8 to the Selected Notes to Financial Statements.)

Financial Condition

     Working Capital and Liquidity

         Cash flows generated from operating activities were $18.4 million for the nine month period ended September 30, 2002 versus cash generated from operations of $16.6 million for the comparable 2001 period. The $1.8 million increase represents a decrease in operating working capital (exclusive of debt) in 2002 versus the comparable period in 2001 partially offset by lower earnings and depreciation and amortization in 2002.

Common stock dividends paid during the quarter ended September 30, 2002 represented $.03 per common share versus dividends paid of $.05 per common share for the quarter ended September 30, 2001.

Total debt at September 30, 2002 was $59.6 million, a decrease of $4.8 million from December 31, 2001. The decline in debt was primarily the result of cash generated by net operating cash flows greater than the Company's capital expenditure and dividend requirements and those cash flows being used to repay debt.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

The Company has a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility expiring in May 2004. The commitment under the 364-day revolving credit facility expired in May 2002 and was not renewed. However, in order to preserve the full $113.4 million commitment of the credit facility, the Company exercised its contractual option of borrowing the total commitment of $26.6 million under the 364-day line before its May 2002 expiration. The $26.6 million of outstanding borrowings mature in May 2004 which coincides with the expiration of the long-term portion of the credit facility. Included in this facility is a letter of credit subfacility which may not exceed $30.0 million. At September 30, 2002 there were $26.6 million of borrowings under the 364-day revolving credit agreement. The weighted average interest rate on the outstanding balance under this credit facility was 3.12% at September 30, 2002.

The Company is currently in compliance with all of the financial covenants in the $113.4 million credit facility. One of those covenants is an interest coverage ratio that requires the Company to maintain a trailing four quarters earnings before interest and tax (EBIT) level greater than three times its interest expense. Due to the Company's recent operating performance, the potential exists that the Company could violate that interest coverage covenant should future quarterly EBIT cause the trailing four quarters EBIT to fall below its current level. Management intends to negotiate a waiver and an amendment to its facility prior to any violation. Such waiver would require the consent of the banks included in the credit facility.

In January 2001, the Company entered into an interest rate swap that fixes $10.0 million of its outstanding variable rate U.S. credit facility at 5.48%. The arrangement expires in January 2003.

Restructuring of Operations

         The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended September 30, 2002. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998. The details of both restructuring plans are outlined below.

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

The restructuring reserve activity for the nine months ended September 30, 2002 was:

                                       Balance                        Balance
                                       1-1-02         Payments        9-30-02
                                       ---------      --------        -------

($000)

1999 Plan

     Employee severance and
       termination benefit costs      $      247      $     (228)     $      19
     Other costs                           1,101            (278)           823
                                      ----------      -----------   -----------
                                           1,348            (506)           842
                                      ----------      -----------   -----------

1998 Plan

     Employee severance and
       termination benefit costs              95             (95)             -
     Other costs                              37             (13)            24
                                      ----------      -----------   -----------
                                             132            (108)            24
                                      ----------      -----------   -----------

           Total reserves             $    1,480      $      614)     $     866
                                      ==========      ===========   ===========

     Management believes the reserve balances are adequate.

Capital Expenditures and Investments

         Capital expenditures for property, plant and equipment totaled $9.8 million for the year-to-date period ended September 30, 2002 compared to expenditures of $8.4 million for the same period in 2001. The increase is primarily the result of the Company's investment in the construction of a carbon facility in the People's Republic of China. Capital expenditures for 2002 are projected to be approximately $13.0 million.

Regulatory Matters

Each of the Company's domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company's domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In this regard, the Company has agreed with the state of Kentucky that it will either begin installation of additional control equipment on one of its three activated carbon lines at its Catlettsburg, Kentucky facility by November 2003 or cease operations of this one activated carbon line in May 2003. The Company has not started installation and does not expect to have the additional control equipment installed by May 2003. The activated carbon line has a net book value, including the coal handling servicing equipment related to this line, of approximately $3,000,000. Management has not concluded its plan of action for compliance related to this activated carbon line, however, if it is ultimately determined that a shutdown of the activated carbon line is warranted, operating results may be adversely effected by increased depreciation or impairment charges on this line. The total cost of the control equipment required for compliance, if installed, is estimated at approximately $7.0 million. The Company is evaluating its production capacity and related alternatives, including considering current market demands. The Company believes that the cessation of production of the activated carbon line, if temporary or other than temporary, will not have a material impact upon the Company's ability to service the demands of its customers.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance, amended by SFAS No. 146, was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 4.  Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           See Note 7 to the unaudited interim Consolidated Financial Statements contained herein.

Item 6.    Exhibits and Reports on Form 8-K

(c)    Exhibits

           Exhibit 10.8 Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono.

           Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)    Reports on Form 8-K

           A report on Form 8-K, dated August 13, 2002 which furnished information filed under Item 9. Regulation FD Disclosure detailing the Company's restatement of its previously reported segment financial data.

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

                                                   CALGON CARBON CORPORATION
                                                   -------------------------
                                                         (REGISTRANT)



     Date:  November 14, 2002                      /s/William E. Cann
                                                   -----------------------------
                                                        William E. Cann
                                                        Senior Vice President,
                                                        Chief Financial Officer

                                  CERTIFICATION

I, James A. Cederna, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calgon Carbon Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  James A. Cederna
---------------------------------------
Name:  James A. Cederna
Title: Chief Executive Officer

                                  CERTIFICATION

I, William E. Cann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Calgon Carbon Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William E. Cann
--------------------------------------
Name:  William E. Cann
Title: Chief Financial Officer