Form 10-K
period 2002-12-31
CALGON CARBON CORPORATION
filed 2003-03-31
CIK 812701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the fiscal year ended December 31, 2002

OR

                Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934.

                For the transition period from                 to                .

Commission file number  1-10776

Calgon Carbon Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-0530110 (I.R.S. Employer Identification No.)

400 Calgon Carbon Drive Pittsburgh, Pennsylvania (Address of principal executive offices)	15205 (Zip Code)

Registrant’s telephone number, including area code:  (412) 787-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 25, 2003, there were outstanding 38,984,758 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of March 25, 2003 was $167,481,940.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number

Portions of Annual Report to Shareholders for the Year Ended December 31, 2002	I, II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Shareholders to be held on April 22, 2003	III

SIGNATURES	18

CERTIFICATIONS	20

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘‘SAFE HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 ‘‘Business’’ and Item 7 ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and statements incorporated by reference into this Form 10-K from the 2002 Annual Report to Shareholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation’s (the ‘‘Company’s’’) present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company’s business include, but are not limited to, the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers’ growth, productivity improvements at its locations, and new technologies that could affect the use of the Company’s products.

Item 1.            Business:

The Company:

The Company is a global leader in services, products and solutions for purifying water and air. During 2002, the Company began operations of Calgon Carbon (Tianjin) Co., Ltd. and Datong Carbon Corporation, an 80% joint venture, both located in the People’s Republic of China. Also during 2002, the Company, in connection with a joint venture formation with Mitsubishi Chemical Corporation, relinquished control of 51% of its wholly owned subsidiary Calgon Far East Co., Ltd. The resulting joint venture company was renamed Calgon Mitsubishi Chemical Corporation.

The Company has four reportable segments: Activated Carbon, Service, Engineered Solutions, and Consumer. These reportable segments are composed of global profit centers that make and sell different products and services.

The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air and other liquids and gases. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption (explained below) equipment. The Engineered Solutions segment provides solutions to customers’ air and water purification problems through the design, fabrication, and operation of systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultra violet light and advanced ion exchange separation. The Consumer segment primarily consists of the manufacture of carbon cloth, lump charcoal and briquettes, and new consumer products based on the Company’s technologies already proven in large-scale industrial applications.

Segment information disclosed on pages 36 through 38 of the Annual Report to Shareholders for the year ended December 31, 2002 should be considered in the following discussion and is incorporated by reference.

Products and Services:

The Company’s four segments design and market products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segments utilize activated carbon while the Engineered Solutions segment relies on other technologies. The Consumer segment integrates carbon products into commercial products for everyday use by consumers.

Activated Carbon. The Activated Carbon segment involves the production and sale of a broad range of activated, impregnated or acid washed carbons, in powdered, granular or pellet form. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as ‘‘adsorption.’’ In ‘‘adsorption’’ organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur ®.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, mixed with pitch, sized and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as ‘‘activation’’ and develops the pore structure of the carbon. Through adjustments in the ‘‘activation’’ process, pores of the required size for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of the factors that has enabled the Company to develop many special types of activated carbon. Currently, the Company offers many types of activated carbon with most available in several particle sizes. The Company also markets other activated carbons including products based on coconut or wood which it purchases from independent suppliers.

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

Sales for the Activated Carbon segment were $100.6 million, $109.3 million and $124.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Service. The Service segment is comprised of carbon reactivation, handling and transportation, and on-site purification, separation and concentration services, as well as the design, assembly and sale of systems that employ activated carbon for purification, separation or concentration. The principal service sold is the Calgon Carbon ServiceTM which supplies customers with a complete process and wastewater treatment service, particularly suited for treating water containing hazardous organic chemicals at the customer’s facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment (such equipment is referred to as “customer capital”). Reactivation is a process by which organic compounds are driven off activated carbon particles that have been saturated with organic materials by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is reactivated for economic reasons or to destroy hazardous adsorbed organic compounds. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

In addition to offering services to clean water from contaminated aquifers and surface impoundments and to clean accidental spills on a fee basis, the Company also sells a line of adsorption and filtration equipment to clean water from contaminated aquifers and industrial wastewater and surface impoundments, and other equipment to purify gases and liquids in industrial process applications. Equipment for these applications can be custom designed and fabricated for a specific project or can be drawn from the Company’s inventory, dispatched on twenty-four hours notice and operational within forty-eight hours after arrival on site.

Purification services provided by the Company are used to improve the quality of food, chemical, pharmaceutical and petrochemical products. Such services may be utilized in permanent installations or in temporary applications, as pilot studies for new manufacturing processes or recovery of off-specification products.

The Company also provides custom reactivation services, primarily in Europe. As part of this service, the Company picks up spent carbon at a customer’s site, transports it to the Company’s reactivation facilities, reactivates it and then returns the same carbon to the customer.

The following table details total net sales for the Service segment in the past three years:

	2002		2001		2000

(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Service	$85,491	91%	$83,301	90%	$84,348	93%
Equipment	8,003	9	9,035	10	6,630	7

Total net sales	$93,494	100%	$92,336	100%	$90,978	100%

Engineered Solutions. The Company designs and markets proprietary ISEP® (Ionic Separator) continuous ion exchange units for the purification of many products in the food, pharmaceutical and biotechnology industries. The ISEP® units are also used to remove nitrate and perchlorate contaminants from drinking water. The Company also designs and markets CSEP® (Chromatographic Separator), a continuous chromatographic separation system for applications in the food, pharmaceutical and fine chemicals market segments. The Company’s SentinalTM UV disinfection technology is used to treat contaminants such as cryptosporidium and N-nitrosodimethylamine (NDMA) in water supplies.

The Company also sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation, and continuous solvent recovery and abatement of volatile organic compounds and odors.

The following table details total net sales for the Engineered Solutions segment in the past three years:

	2002		2001		2000

(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total

Service	$9,564	24%	$6,607	14%	$5,280	16%
Equipment	30,517	76	41,620	86	27,444	84

Total net sales	$40,081	100%	$48,227	100%	$32,724	100%

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

Carbon and carbon cloth are used as the primary raw material in the Company’s new consumer products that have been developed for the retail market. The Company currently has two primary products that it markets to the retail market. The first product, Purrfectly FreshTM, uses activated carbon to absorb odors and extend the life of kitty litter. The second product, PreZerveTM, consists of a carbon cloth lining used in jewelry and silver boxes to adsorb contaminants that are known to cause tarnish.

Sales for the Consumer segment were $23.9 million, $20.7 million and $20.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Markets:

The Company offers its Activated Carbon, Service and Engineered Solutions systems and services to the Potable Water, Industrial Process, Environmental Water and Air, Food and Specialty Markets. Potable Water applications include Municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process, Environmental and Food Markets include catalysis, product recovery and purification of chemicals, pharmaceuticals, process waters as well as groundwater remediation and emissions control treatment. Carbon is used in medical, personal protection, cigarette, automotive and precious metals industries in Specialty Markets. Consumer products are sold primarily to the retail, industrial and medical markets as discussed previously.

Municipal Market. The Company sells activated carbons, equipment, services and ion exchange technologies to municipal customers in connection with the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. The Company sells primarily granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells UV systems for the destruction or inactivation of waterborne contaminants.

Industrial Process Market. Our customers use the Company’s products either for purification, separation or concentration of their products in the manufacturing process or for direct incorporation into their product. The Industrial Process Market includes four significant sub-markets: Liquid chemicals, catalyst, gas and water processing.

The Company sells a wide range of activated carbons to the chemical and pharmaceutical markets for the purification of organic and inorganic chemicals, by-product recovery, gas treatment and catalysis. Applications of these activated carbons include decolorization of hydrochloric acid, purification of soda ash, glycerin, antibiotics and vitamins and removal of trace impurities from neon, carbon dioxide, acetylene and hydrogen. Systems that employ ion exchange technology contribute to sales within this market.

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

Environmental Market. The Environmental Market consists of customers that use the Company’s products to control air and water pollutants. The Environmental Market has multiple sub-segments.

The Company offers its products and services to private industry to meet wastewater discharge requirements imposed by various governmental entities. Most of the Company’s sales to this market are sales of the Calgon Carbon ServiceTM for wastewater treatment. The reactivation portion of this service is an important element if the contaminants in the wastewater are hazardous organic chemicals. The hazardous organic chemicals, which are adsorbed from the water by the activated carbons, are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves customers the difficulty of having to find a method of long-term containment (such as a landfill) for hazardous organic chemicals removed from their industrial wastewater.

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

Municipal sewage treatment plants purchase the Company’s odor control systems and activated carbon products to remove objectionable odors emanating from the plants and to treat the wastewater to meet operating requirements. Granular activated carbon is used in odor control applications, but both granular and powdered activated carbons are used to treat wastewater. The granular activated carbon is used as a filtration/adsorption medium, and the powdered activated carbon is used to enhance the performance of existing biological waste treatment processes.

Food Market. Sweetener manufacturers are the principal purchasers of the Company’s products in the Food Market. The Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Ion exchange systems are also used in this market for the production of lysine and vitamin E.

Other food processing applications include decolorization and purification of many different foods and beverages.

Specialty Markets. Manufacturers of various types of equipment purchase activated carbons for incorporation in such equipment. The Company is the sole supplier of activated carbons to manufacturers of gas masks and filters used by the United States military and is a major supplier of activated carbons to manufacturers of such products used by the European military. The Company sells activated carbons for use in protective respirators and collective filters for both private industry and the military. Other purchasers in the market include manufacturers of spill cleanup equipment, solvent recovery equipment and gasoline vapor recovery equipment.

Cigarette manufacturers use activated carbons in charcoal filters and precious metals producers use activated carbons to recover gold and silver from low-grade ore.

Sales and Marketing:

The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Los Angeles, California; Houston, Texas; Vero Beach, Florida and Flemington, New Jersey. The Company conducts activated carbon related sales in Canada and Mexico through distributor relationships. The Company maintains an office in Singapore to manage its business in Southeast Asia, including Malaysia, Thailand, Indonesia, India, Singapore, Oceania and China.

In Europe, the Company has sales offices in Feluy, Belgium; Grays, England; and Frankfurt, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

All offices can play a role in sales of products or services from any of the Company’s segments.

Geographic sales information is incorporated by reference to page 38 of the Annual Report to Shareholders for the Year Ended December 31, 2002.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog:

The Company had a sales backlog of $28.1 million and $16.0 million as of February 28, 2003 and 2002, respectively, in the Engineered Solutions segment. The Company expects to carry over one-third of the 2003 balance into 2004. There was no significant backlog in any other segment.

Competition:

The Company has two principal competitors in the world-wide market with respect to the production and sale of activated carbon related products: Norit, N.V., a wholly owned subsidiary of Nuon, N.V., a Dutch company, and Westvaco Corporation, a United States company. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, carbon equipment and services is based on price, quality and performance. Other sources of competition for the Company’s activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

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

There are a number of competitors in the consumer charcoal market whose production facilities are located in Eastern European countries, Spain, Portugal, South Africa and South America. These competitors offer inexpensive products to the market in Germany, the principal sales market for the Company’s charcoal product.

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

The Company purchases natural gas from various suppliers for use in its Activated Carbon and Service segments’ production facilities. In both the United States and Europe, substantially all natural gas is purchased pursuant to various annual contracts with natural gas companies.

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

Research and Development:

The Company’s research and development activities are conducted primarily at a research center in Pittsburgh, Pennsylvania, under the direction of a Senior Vice President. A pilot plant located near Pittsburgh is used for the evaluation of experimental activated carbon and equipment for testing and applications development. Experimental systems are also designed and evaluated at this location.

The principal goals of the Company’s research program are growing the Company as a technological leader in satisfying customers with its products, services and equipment; developing new products and services; and providing technical support to customers and operations of the Company.

The Company’s research programs include new and improved methods for manufacturing and utilizing improved activated carbons. Emerging purification/separation/concentration technologies are rigorously evaluated. The Centaur® product line represents a family of activated carbons developed for adsorptive/catalytic applications within the Company’s Activated Carbon, Service and Engineered Solutions segments. The Company has also developed carbons for the Activated Carbon and Service segments specifically designed to remove methyl tertiary butyl ether (MTBE) from drinking water. In the Engineered Solutions segment, the ISEP Plus system has been developed and patented for the removal and destruction of perchlorate from water. Another key technology in the Engineered Solutions segment is the Sentinel Ultraviolet light system that has been developed and patented for the disinfection and inactivation of cryptosporidium in drinking water. The carbon cloth line in the Consumer segment is the first commercial entry into the shaped carbon business.

Research and development expenses were $4.1 million, $5.6 million, and $7.4 million in 2002, 2001 and 2000, respectively.

Patents and Trade Secrets:

The Company possesses a substantial body of technical knowledge and trade secrets and owns 83 United States patents and 132 patents in other countries expiring in various years from 2003 through 2023. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company’s business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company’s facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company’s facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company’s reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company has filed for these permits at its Pittsburgh and Catlettsburg facilities. The Company does not accept for reactivation carbons containing certain hazardous materials.

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In this regard, the Company has agreed with the state of Kentucky that it will temporarily discontinue operations of one of its three activated carbon lines at its Catlettsburg, Kentucky facility by May 2003 and will install additional control equipment before resuming operation of this line. The activated carbon line and associated equipment has a net book value of approximately $3.0 million. Management has not concluded the timing of its plan of action for compliance related to this activated carbon line. However, if it is determined that a shutdown of the activated carbon line for other than a temporary period is warranted, current operating results may be adversely affected by increased depreciation or impairment charges. The total cost of the control equipment required for compliance, if installed, is estimated at approximately $7.0 million. The Company believes that the cessation of production of the activated carbon line, if temporary or permanent, will not have a material impact upon the Company’s ability to service the demands of its customers.

Europe. The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, England and Germany. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.

Indemnification. The Company has a limited indemnification agreement with the previous owner of the Company which will fund certain environmental costs if they are incurred at the Company’s Catlettsburg, Kentucky plant. The Company believes that the amount of the indemnification is sufficient to fund these liabilities if they arise.

Employee Relations:

As of December 31, 2002, the Company employed 976 persons on a full-time basis, 593 of whom were salaried production, office, supervisory and sales personnel. The 232 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 2005 and March 13, 2005 at the Pittsburgh, Pennsylvania and Catlettsburg, Kentucky facilities, respectively. The union employees at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are between the National Chemical Union and the German Chemical Federation. The current agreements expire on April 30, 2003. The hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2003. The Company believes that its relationship with union employees in Germany and Belgium is good and that the contracts expiring in 2003 will be successfully renegotiated without significant disruption to the operations of those facilities. The Company has hourly employees at three non-union United Kingdom facilities (one of which is a customer location).

Copies of Reports:

The periodic and current reports of the Company filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available free of charge, as soon as reasonably practicable after the same are filed with or furnished to the SEC, at the Company’s website at www.calgoncarbon.com.

Item 2.            Properties:

The Company owns ten production facilities, three of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Bodenfelde, Germany; Tianjin, China. The Company leases one production facility in Houghton Le Spring, England. The Company has three facilities that are joint ventures, one each in Fukui, Fukui Prefecture, Japan; Kurosaki, Japan; and Datong, China.

The Catlettsburg, Kentucky plant is the Company’s largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant, which serves the Activated Carbon and Service segments, produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

The Pittsburgh, Pennsylvania carbon production plant occupies a four-acre site and serves the Activated Carbon and Service segments. Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons, the grinding of granular activated carbons into powdered activated carbons. The plant also has the capacity to produce coal-based or coconut-based granular activated carbons.

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

The Pittsburgh, Pennsylvania Equipment and Assembly plant is located on Neville Island in close proximity to the carbon and Engineered Solutions Plant and is situated within a 16-acre site that includes a 300,000 square foot building. The equipment and assembly plant occupies 85,000 square feet with the remaining space used as a centralized warehouse for carbon inventory. The plant, which serves the Engineered Solutions and Service segments, manufactures and assembles fully engineered carbon equipment for purification, concentration and separation systems. This plant also serves as the east coast staging and refurbishment point for carbon service equipment.

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

The Bodenfelde plant occupies a site of approximately 40 acres and is situated in the State of Lower Saxony, Germany. Operations at the plant include the manufacture of charcoal for the Consumer segment. Also a by-product, acetic acid of various grades, is produced and sold.

The Houghton Le Spring plant, located near the city of Newcastle, England, occupies approximately two acres. Operations at the plant include the manufacture of woven and knitted activated carbon textiles and their impregnation and lamination for the Consumer segment.

The Fukui, Fukui Prefecture, Japan plant is 49% owned by Calgon Carbon as part of a joint venture with Mitsubishi Chemical Company. The joint venture is Calgon Mitsubishi Chemical Corporation. The plant, which serves the Activated Carbon and Service segments, occupies a site of approximately six acres and has one production line for carbon reactivation.

The Kurosaki, Japan plant is 49% owned by Calgon Carbon as part of the joint venture with Mitsubishi Chemical Company. This plant serves the Activated Carbon markets and is used to produce Virgin Granular Activated Carbon.

The Datong plant located in Datong, China is 80% owned by Calgon Carbon. It is located on 15,000 square meters. This plant produces agglomerated activated carbon product for use in both the potable and industrial markets.

The Tianjin plant is located in Tianjin, China and is licensed to export activated carbon products. It occupies approximately 10,000 square meters. This plant finishes, sizes, tests and packages activated carbon products, for distribution both inside China and for export.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. patent No. 6,129,893 (893 Patent) and one case involving alleged infringement of its Canadian patent No. 2,331,525 (525 Patent). Both patents deal with the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s 893 Patent and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, NY and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the 893 Patent without a license. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (North Bay) and Trojan Technologies Inc. (Trojan) in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated results of operations, cash flows or financial position of the Company.

Item 4.            Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Shareholder Matters:

The information required for this Item 5 appears under the caption “Common Shares and Market Information” on page 40 of the Annual Report to Shareholders for the Year Ended December 31, 2002 and is incorporated in this Annual Report by reference.

Item 6.            Selected Financial Data:

The information required by this Item 6 appears under the caption “Six-Year Summary, Selected Financial and Statistical Data” on page 39 of the Annual Report to Shareholders for the Year Ended December 31, 2002 and is incorporated in this Annual Report by reference.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 5 through 11 of the Annual Report to Shareholders for the Year Ended December 31, 2002 and is incorporated in this Annual Report by reference.

Item 7a.          Market Risk:

The information required by this Item 7a appears on page 9 of the Annual Report to Shareholders for the Year Ended December 31, 2002 and is incorporated in this Annual Report by reference.

Item 8.            Financial Statements and Supplementary Data:

The consolidated financial statements and supplementary data of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 2002, 2001 and 2000 required by this Item 8 appear on pages 14 through 38 and page 40, respectively, of the Annual Report to Shareholders for the Year Ended December 31, 2002 and are incorporated in this Annual Report by reference. The independent auditors’ report of Deloitte & Touche LLP on the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for each of three years in the period ended December 31, 2002 appears on page 13 of the Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated in this Annual Report by reference.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not Applicable

PART III

Item 10.          Directors and Executive Officers of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the heading “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of its Shareholders.

Item 11.          Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2003 Annual Meeting of its Shareholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management:

	Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warranty and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	3,431,350	$6.75	559,640

Equity compensation plans not approved by security holders	—	—	66,276	(1)

Total	3,431,350	$6.75	625,916

   (1)    On December 31, 2002 there were 66,276 shares available for issuance under the Company’s 1997 Directors’ Fee Plan. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2003 Annual Meeting of its Shareholders.

Item 13.          Certain Relationships and Related Transactions:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Certain Related Transactions” in the Company’s Proxy Statement for the 2003 Annual Meeting of its Shareholders.

Item 14.          Controls and Procedures:

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K:

A.            Financial Statements

1. The following documents are filed as part of this report:

Financial Statements and Related Report	Page(s) in Annual Report to Shareholders for the Year Ended December 31, 2002

Independent Auditor’s Report, dated January 30, 2003 (February 25, 2003 as to the last paragraph in Note 8, March 7, 2003 as to the last paragraph in Note 9, and March 21, 2003 as to Note 7)	13
Consolidated Statement of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	14
Consolidated Balance Sheets as of December 31, 2002 and 2001	15
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	16
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	17
Notes to the Consolidated Financial Statements	18 – 38
Quarterly Financial Data — Unaudited	40

2. The following report and schedules should be read with the Company’s consolidated financial statements in the Annual Report:

Report of Deloitte & Touche LLP dated January 30, 2003 (February 25, 2003 as to the last paragraph in Note 8, March 7, 2003 as to the last paragraph in Note 9, and March 21, 2003 as to Note 7) on the Company’s financial statement schedules filed as part hereof for the fiscal years ended December 31, 2002, 2001 and 2000.

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

C.            Exhibits

Page

3.1	Amended Certificate of Incorporation	(b)

3.2	Amended By-laws of the Registrant	(a)

4.0	Rights Agreement	(c)

10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(d)

10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(e)

10.3*	Executive Incentive Plan of Calgon Carbon Corporation, as Amended	(f)

10.4*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(g)

10.5*	1997 Directors’ Fee Plan	(h)

10.6*	Employment agreement between Calgon Carbon Corporation and James A. Cederna, as Amended	(i)

10.7*	Employment agreement between Calgon Carbon Corporation and the other executive officers	(j)

10.8*	Agreement and general release between Calgon Carbon Corporation and James A. Cederna	(k)

10.9	Calgon Carbon Corporation Senior Credit Facility	Filed herewith

13.0	Annual Report to Shareholders for the Year Ended December 31, 2002	Filed herewith

21.0

The wholly owned subsidiaries of the Company are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation. In addition, the Company owns 80% of Datong Carbon Corporation, a Chinese corporation, and 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation

Filed herewith

23.1	Consent of Independent Accountants (Deloitte & Touche LLP)	Filed herewith

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)       Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.

(b)       Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.

(c)       Incorporated herein by reference to Exhibit 4.0 to the Company’s report on Form 8-A dated February 6, 1995.

(d)       Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(e)       Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(f)        Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(g)       Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(h)       Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(i)        Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(j)        Incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(k)       Incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K dated February 24, 2003.

      *    Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

D.            Reports on Form 8-K

During the last fiscal quarter of the year ended December 31, 2002, the Company filed a Current Report on Form 8-K dated November 21, 2002 relating to the news release dated November 20, 2002. Such news release details the Company’s past and future efforts to increase shareholder value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALGON CARBON CORPORATION
March 28, 2003	By:	/s/ JOHN S. STANIK

(Date)		John S. Stanik Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

	Interim President, Chief Executive Officer	March 28, 2003
John S. Stanik

/s/ LEROY M. BALL	Chief Financial Officer	March 28, 2003

Leroy M. Ball

/s/ ROBERT W. CRUICKSHANK	Director	March 28, 2003

Robert W. Cruickshank

/s/ THOMAS A. MCCONOMY	Interim Chairman	March 28, 2003

Thomas A. McConomy

/s/ JULIE S. ROBERTS	Director	March 28, 2003

Julie S. Roberts

/s/ SETH E. SCHOFIELD	Director	March 28, 2003

Seth E. Schofield

/s/ JOHN P. SURMA	Director	March 28, 2003

John P. Surma

/s/ HARRY H. WEIL	Director	March 28, 2003

Harry H. Weil

/s/ ROBERT L. YOHE	Director	March 28, 2003

Robert L. Yohe

CERTIFICATION

I, John S. Stanik, certify that:

1. I have reviewed this annual report on Form 10-K of Calgon Carbon Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ JOHN S. STANIK

Name:	John S. Stanik
Title:	Interim Chief Executive Officer

CERTIFICATION

I, Leroy M. Ball certify that:

1. I have reviewed this annual report on Form 10-K of Calgon Carbon Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ LEROY M. BALL

Name:	Leroy M. Ball
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.1	Amended Certificate of Incorporation	(b)
3.2	Amended By-laws of the Registrant	(a)
4.0	Rights Agreement	(c)
10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(d)
10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(e)
10.3*	Executive Incentive Plan of Calgon Carbon Corporation, as Amended	(f)
10.4*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(g)
10.5*	1997 Directors’ Fee Plan	(h)
10.6*	Employment agreement between Calgon Carbon Corporation and James A. Cederna, as Amended	(i)
10.7*

Employment agreement between Calgon Carbon Corporation and the other executive officers
(i) The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, C. H. S. (Kees) Majoor

(j)
10.8*	Agreement and general release between Calgon Carbon Corporation and James A. Cederna	(k)
10.9	Calgon Carbon Corporation Senior Credit Facility	Filed herewith
13.0	Annual Report to Shareholders for the Year Ended December 31, 2002	Filed herewith
21.0

The wholly owned subsidiaries of the Company are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation; and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation. In addition, the Company owns 80% of Datong Carbon Corporation, a Chinese corporation, and 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation

Filed herewith
23.1	Consent of Independent Accountants (Deloitte & Touche LLP)	Filed herewith
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)       Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.

(b)       Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.

(c)       Incorporated herein by reference to Exhibit 4.0 to the Company’s report on Form 8-A dated February 6, 1995.

(d)       Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(e)       Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(f)        Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(g)       Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(h)       Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(i)        Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(j)        Incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(k)       Incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K dated February 24, 2003.

      *    Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

NDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Calgon Carbon Corporation:

We have audited the consolidated financial statements of Calgon Carbon Corporation as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 30, 2003 (February 25, 2003 as to the last paragraph in Note 8, March 7, 2003 as to the last paragraph in Note 9, and March 21, 2003 as to Note 7) which report expressed an unqualified opinion and includes an explanatory paragraph relating to Calgon Carbon Corporation’s change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets;” such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Calgon Carbon Corporation listed in Item 15. These financial statement schedules are the responsibility of Calgon Carbon Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
January 30, 2003 (February 25, 2003 as to the last paragraph in Note 8,
March 7, 2003 as to the last paragraph in Note 9, and March 21, 2003 as to Note 7)

SCHEDULE II

Calgon Carbon Corporation

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions- Charges to Costs and Expenses	Deductions- Returns and Write-Offs	Balance at End of Year

Year ended December 31, 2002
Allowance for doubtful accounts	$2,624	$829	$(439)	$3,014

Year ended December 31, 2001
Allowance for doubtful accounts	2,633	343	(352)	2,624

Year ended December 31, 2000
Allowance for doubtful accounts	3,843	63	(1,273)	2,633

Description	Balance at Beginning of Year	Additions- Charges to Costs and Expenses	Deductions	Balance at End of Year

Year ended December 31, 2002
Income tax valuation allowance	$2,564	$544	$(450)	$2,658

Year ended December 31, 2001
Income tax valuation allowance	2,341	223	—	2,564

Year ended December 31, 2000
Income tax valuation allowance	1,671	670	—	2,341