Form 10-Q
period 2003-03-31
CALGON CARBON CORPORATION
filed 2003-04-30
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

Commission file number 1-10776

CALGON CARBON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 717, Pittsburgh, PA 15230-0717

(Address of principal executive offices)           (Zip Code)

(412) 787-6700

(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒   No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2003
Common Stock, $.01 par value	38,996,325 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED March 31, 2003

The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results in the future to differ from performance suggested herein. A specific example of such uncertainties includes references to reductions in working capital. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company’s filings with the Securities and Exchange Commission.

I N D E X

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2002 filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$64,050	$63,136

Cost of products sold (excluding depreciation)	45,231	43,543
Depreciation and amortization	4,900	4,614
Selling, general and administrative expenses	14,175	10,864
Research and development expenses	1,030	1,042

	65,336	60,063

Income (loss) from operations	(1,286)	3,073

Interest income	148	111
Interest expense	(543)	(624)
Other income (expense)—net	(689)	(378)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(2,370)	2,182

Provision (benefit) for income taxes	(521)	786

Income (loss) before minority interest	(1,849)	1,396

Minority interest	89	—

Income (loss) before cumulative effect of change in accounting principle	(1,760)	1,396

Cumulative effect of change in accounting principle (net of tax)	—	(30,926)

Net loss	(1,760)	(29,530)

Common stock dividends	(1,169)	(1,167)
Retained earnings, beginning of period	111,795	143,172

Retained earnings, end of period	$108,866	$112,475

Net income (loss) per common share before cumulative effect of change in accounting principle
Basic and diluted	$(.05)	$.04

Cumulative effect of change in accounting
principle per common share
Basic	$—	$(.80)
Diluted	—	(.79)

Net loss per common share
Basic	$(.05)	$(.76)
Diluted	(.05)	(.75)

Weighted average shares outstanding
Basic	38,984,461	38,889,052

Diluted	39,034,689	39,175,626

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,216	$4,093
Receivables (net of allowance of $3,127 and $3,014)	44,031	45,490
Revenue recognized in excess of billings on uncompleted contracts	4,693	6,244
Inventories (net of allowance of $570 and $570)	50,777	48,665
Deferred income taxes – current	7,711	7,711
Other current assets	3,086	4,214

Total current assets	114,514	116,417

Property, plant and equipment, net	132,151	134,852
Investment in Calgon Mitsubishi Chemical Corporation	6,773	7,035
Intangibles	3,181	3,243
Goodwill	17,579	17,171
Deferred income taxes – long term	7,902	7,733
Other assets	5,333	4,178

Total assets	$287,433	$290,629

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$604	$—
Accounts payable and accrued liabilities	22,702	25,470
Billings in excess of revenue recognized on uncompleted contracts	784	1,047
Restructuring reserve	737	822
Payroll and benefits payable	7,840	8,698
Accrued income taxes	2,791	2,913

Total current liabilities	35,458	38,950

Long-term debt	58,500	57,600
Deferred income taxes – long term	15,692	16,881
Other liabilities	26,052	23,824

Total liabilities	135,702	137,255

Minority interest	—	56

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 41,783,683 and 41,750,116 shares issued	418	418
Additional paid-in capital	64,618	64,449
Retained earnings	108,866	111,795
Accumulated other comprehensive income	4,958	3,785

	178,860	180,447

Treasury stock, at cost, 2,787,358 and 2,787,358 shares	(27,129)	(27,129)

Total shareholders’ equity	151,731	153,318

Total liabilities and shareholders’ equity	$287,433	$290,629

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	($1,760)	($29,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	30,926
Depreciation and amortization	4,900	4,614
Equity in loss of Calgon Mitsubishi Chemical Corporation	175	—
Employee benefit plan provisions	1,275	766
Changes in assets and liabilities—net of effects from purchase of businesses, foreign exchange and non-cash restructuring:
Decrease (increase) in receivables	1,901	(5,299)
Increase in inventories	(1,613)	(1,836)
Decrease in other current assets	2,680	3,451
Decrease in restructuring reserve	(106)	(222)
(Decrease) increase in accounts payable and accruals	(4,220)	301
(Decrease) increase in long-term deferred income taxes (net)	(1,358)	297
Other items—net	(267)	(403)

Net cash provided by operating activities	1,607	3,065

Cash flows from investing activities
Property, plant and equipment expenditures	(1,690)	(3,585)
Proceeds from disposals of property, plant and equipment	310	612

Net cash used in investing activities	(1,380)	(2,973)

Cash flows from financing activities
Proceeds from borrowings	51,304	16,335
Repayments of borrowings	(49,800)	(13,540)
Common stock dividends	(1,169)	(1,167)

Net cash provided by financing activities	335	1,628

Effect of exchange rate changes on cash	(439)	(315)

Increase in cash and cash equivalents	123	1,405
Cash and cash equivalents, beginning of period	4,093	3,567

Cash and cash equivalents, end of period	$4,216	$4,972

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	Inventories:

	March 31, 2003	December 31, 2002
Raw materials	$11,575	$9,061
Finished goods	39,202	39,604

	$50,777	$48,665

2.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2003	2002
Cash (paid) received during the period for:
Interest	$(508)	$(609)

Income taxes (paid) refunded – net	$(712)	$100

3.	Common stock dividends of $.03 per common share were declared and paid during the quarter ended March 31, 2003. Common stock dividends declared and paid during the quarter ended March 31, 2002 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on April 22, 2003.

4.	Comprehensive loss:

	Three Months Ended March 31,
	2003	2002
Net (loss)	$(1,760)	$(29,530)
Other comprehensive income (loss) net of tax (benefit) of $0, and ($19), respectively	1,173	(674)

Comprehensive (loss)	$(587)	$(30,204)

The only matter contributing to the other comprehensive income (loss) during the three months ended March 31, 2003 and 2002 was the foreign currency translation adjustment.

5.	Segment Information:

The Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer. These reportable segments are strategic business units which offer different products and services. The Company evaluates segment performance based primarily on economic profit (as defined by the Company) and operating income.

The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption equipment. The Engineered Solutions segment provides solutions to customers’ air and water process problems through the design, fabrication and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer segment brings the

Company’s industrial purification technologies directly to the consumer in the form of products and services including carbon cloth and charcoal products.

An improvement in the Company’s information reporting system in the second quarter of 2002 has allowed the Company to directly attribute, rather than allocate, certain inventory cost variances, distribution costs and assets, such as accounts receivable, to segments. As a result, the 2002 information presented below has been restated to conform with the 2003 presentation.

	Three Months Ended March 31,
	2003	2002
Net Sales
Activated Carbon	$27,281	$27,318
Service	21,350	21,673
Engineered Solutions	8,434	9,196
Consumer	6,985	4,949

	$64,050	$63,136

Income (loss) from operations before depreciation and amortization
Activated Carbon	$2,871	$3,927
Service	1,459	4,152
Engineered Solutions	(580)	(314)
Consumer	(136)	(78)

	3,614	7,687
Depreciation and amortization
Activated Carbon	2,488	2,476
Service	1,820	1,657
Engineered Solutions	196	206
Consumer	396	275

	4,900	4,614

Income from operations after depreciation and amortization	$(1,286)	$3,073

Reconciling items:
Interest income	148	111
Interest expense	(543)	(624)
Other income (expense) – net	(689)	(378)

Consolidated income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	$(2,370)	$2,182

	March 31, 2003	December 31, 2002
Total Assets
Activated Carbon	$127,736	$125,204
Service	90,153	93,593
Engineered Solutions	46,034	48,345
Consumer	23,510	23,487

	$287,433	$290,629

6.	Derivative Instruments

The Company accounts for its derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. As of March 31, 2003, the Company held one derivative instrument, which was a foreign exchange contract. This derivative did not receive hedge accounting treatment under SFAS No. 133 and was marked to market through the Company’s earnings for the three months ended March 31, 2003.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. patent No. 6,129,893 (“893 patent”) or Canadian patent No. 2,331,525 (“525 patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s “893 patent” and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, New York and Robert Wykle, et al. In the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the “893 patent” without a license. In the third case, the Company has pending litigation against the City of North Bay, Ontario, Canada (North Bay) and Trojan Technologies, Inc. (Trojan) in the Federal court of Canada alleging patent infringement by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

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

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation which was formed on October 1, 2002. At March 31, 2003 Calgon Mitsubishi Chemical Corporation has $30,639,000 in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At March 31, 2003, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

8.	Goodwill & Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units. Management completed the initial goodwill impairment test required by SFAS No. 142 as of January 1, 2002 for each of its reporting units. The initial goodwill impairment test included determining the fair value of each reporting unit that is allocated goodwill and comparing that fair value to the reporting unit’s carrying value. The Company, in its initial goodwill impairment test, identified one reporting unit whose carrying value exceeded its estimated fair value.

The Company engaged an independent valuation specialist to assist the Company in estimating the fair value of this reporting unit. The Company’s valuation used a combination of methods to determine the fair value of the reporting unit, including prices of comparable businesses, a present value technique and a technique using recent transactions involving businesses similar to the reporting unit. The reporting unit consists primarily of the Company’s AST subsidiary that is included in the Company’s Engineered Solutions segment.

As a result of the reporting unit’s excess carrying value, the Company was required, for this reporting unit, to assign the estimated fair value to the reporting unit’s identifiable assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and the amount of impairment loss as of the date of implementation, January 1, 2002. The Company recorded a cumulative effect of change in accounting principle of $30,926,000 (net of the tax effect of $20,074,000) at January 1, 2002 for its implementation of SFAS No. 142. Prior to the adoption of SFAS No. 142, the Company evaluated the realizability of this goodwill by comparing the expected undiscounted future cash flows to the carrying value.

The following is the categorization of the Company’s intangible assets as of March 31, 2003 and December 31, 2002, respectively:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	$1,319	$(444)	$1,319	$(424)
Unpatented Technology	2,875	(569)	2,875	(527)

Total	$4,194	$(1,013)	4,194	$(951)

For the three months ended March 31, 2003 and 2002, the Company recognized $62 and $68 thousand, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/03	$246
For the year ended 12/31/04	$246
For the year ended 12/31/05	$246
For the year ended 12/31/06	$246
For the year ended 12/31/07	$246

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2003 are as follows:

	Activated Carbon Segment	Service Segment	Engineered Solutions Segment	Consumer Segment	Total
Balance as of January 1, 2003	$—	$—	$17,111	$60	$17,171
Foreign exchange	—	—	408	—	408

Balance as of March 31, 2003	$—	$—	$17,519	$60	$17,579

9.	Borrowing Arrangements

During the quarter ended March 31, 2003, the Company refinanced its United States Credit Facility. On March 21, 2003, the Company closed on a three-year $100,000,000 unsecured revolving credit facility that expires in March 2006. Included in the agreement is a letter of credit sub-facility that may not exceed $30,000,000. The Company has the option at any point during the term of the facility to request an expansion of the facility at its original terms and conditions by an amount not to exceed $25,000,000. The participating lenders are not required to participate in the facility expansion, but do retain the right of first refusal before the Company can negotiate with other lenders. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.40% and the annual facility fee ranges from 0.20% to 0.35% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA). At March 31, 2003, borrowings under the facility were being charged a weighted average interest of 2.73%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and minimum net worth. In addition the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts if certain events as defined within the loan agreement occur.

10.	Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net loss and net loss per common share would have been as follows:

		Three Months Ended March 31
(Dollars in thousands except per share data)		2003	2002
Net loss
	As reported	$(1,760)	$(29,530)
	Stock-based compensation, net of tax effect	$(385)	$(152)
	Pro forma	$(2,145)	$(29,682)
Net loss per common share
Basic	As reported	$(.05)	$(.76)
	Pro forma	$(.06)	$(.76)
Diluted	As reported	$(.05)	$(.75)
	Pro forma	$(.05)	$(.76)

11.	New Accounting Pronouncements

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted SFAS No. 143 as of January 1, 2003 as required with no resulting impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are effective immediately to all variable interest entities created after January 1, 2003, and for variable interest entities created before this date, the provisions are effective July 31, 2003. The Company presently has no variable interest entities created after January 1, 2003 and is currently evaluating the provisions of this interpretation.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations

Consolidated net sales increased by $0.9 million or 1.4% for the quarter ended March 31, 2003 versus the quarter ended March 31, 2002. Net sales for the quarter ended March 31, 2003 for the Activated Carbon segment were consistent with the quarter ended March 31, 2002. A decrease of $1.9 million is attributed to the change to the equity method of accounting for sales of Calgon Mitsubishi Chemical Corporation for the period ended March 31, 2003 versus the similar 2002 period partially offset by the positive impact of foreign currency translation of $1.5 million. Net sales for the Service segment decreased by $0.3 million or 1.5% for the quarter ended March 31, 2003 versus the similar 2002 period. The decrease was primarily due to reduced demand of the Company’s industrial customers as a result of the economic slowdown in the U.S. partially offset by the positive impact of foreign currency translation. Revenues associated with the Engineered Solutions segment decreased by $0.8 million or 8.3% due to reduced capital spending in the industrial sector and delays in new contracts for perchlorate removal versus the comparable 2002 period. Sales in the Consumer segment for the quarter ended March 31, 2003 increased by $2.0 million or 41.1% compared to the quarter ended March 31, 2002. The increase was due to higher sales of new consumer products and charcoal cloth as well as a $1.0 million positive impact of foreign currency translation. The total positive impact for foreign currency translation on consolidated net sales for the quarter ended March 31, 2003 was $3.7 million.

Gross profit, before depreciation, as a percentage of net sales was 29.4% for the quarter ended March 31, 2003 compared to 31.0% for the similar 2002 period, a 1.6 percentage point decline. The decline was primarily due to startup costs related to the Company’s new carbon facility in the People’s Republic of China and higher plant maintenance and employee benefit costs. These costs were partially offset by manufacturing efficiencies as a result of process improvements and the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2003 versus the comparable 2002 period.

The depreciation and amortization increase of $0.3 million during the quarter ended March 31, 2003 versus the quarter ended March 31, 2002 was related primarily to depreciation for the Company’s new carbon facility in the People’s Republic of China.

Selling, general and administrative expenses for the quarter ended March 31, 2003 were higher than the comparable 2002 quarter by $3.3 million or 30.5%. The increase is primarily the result of severance payments and continuation of benefits for the Company’s former chief executive officer of $1.9 million, who resigned during the quarter ended March 31, 2003 as well as increased insurance, pension and medical expenses. Research and development expenses for the quarter ended March 31, 2003 were consistent with the quarter ended March 31, 2002.

Other expense for the quarter ended March 31, 2003 increased by $0.3 million as compared to March 31, 2002 periods. The primary reason for the increase is the equity loss in Calgon Mitsubishi Chemical Corporation of $0.2 million.

Interest expense, net of interest income, for the quarter ended March 31, 2003 was below the quarter ended March 31, 2002 by $0.1 million or 23.0%. The decrease in interest expense was primarily the result of the combination of lower interest rates and a lower average level of borrowings during the comparable period.

Financial Condition

Working Capital and Liquidity

Cash flows generated from operating activities were $1.6 million for the period ended March 31, 2003 compared to cash generated from operations of $3.1 million for the comparable 2002 period. The $1.5 million decrease represents lower earnings, excluding the cumulative effect of change in accounting principle, partially offset by a decrease in operating working capital (exclusive of debt) in 2003 versus the comparable 2002 period.

Common stock dividends paid during the quarter ended March 31, 2003 represented $.03 per common share which was consistent with the quarter ended March 31, 2002.

Total debt at March 31, 2003 was $59.1 million, an increase of $1.5 million from December 31, 2002. The additional borrowings were used primarily to pay the severance obligation to the Company’s former chief executive officer.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

The Company had a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility. On March 21, 2003, the Company closed on a three-year $100.0 million unsecured revolving credit facility that expires in March 2006. This facility replaces the then existing $113.4 million credit facility. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The Company has the option at any point during the term of the facility to request an expansion of the facility at its original terms and conditions by an amount not to exceed $25.0 million. The participating lenders are not required to participate in the facility expansion, but do retain the right of first refusal before the Company can negotiate with other lenders. The interest rate is based upon Euro-based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.40% and the annual facility fee ranges from 0.20% to 0.35% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA). At March 31, 2003, borrowings under the facility were being charged a weighted average interest of 2.73%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and minimum net worth. In addition the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts if certain events as defined by the loan agreement occur.

The Company had entered into an interest rate swap that fixed $10.0 million of its outstanding variable rate U.S. credit facility at 5.48%. The arrangement expired in January 2003.

Restructuring of Operations

The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended March 31, 2003. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998.

The restructuring reserve activity for the three months ended March 31, 2003 was:

	Balance 1-1-03	Payments	Balance 3-31-03
($000)
Employee severance and termination benefit costs	$109	$(4)	$105
Other costs	713	(81)	632

Total reserves	$822	$(85)	$737

Management believes the reserve balances are adequate.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $1.7 million for the quarter ended March 31, 2003 compared to expenditures of $3.6 million for the same period in 2002. The decrease is primarily the result of the Company’s investment in the construction of a carbon facility in the People’s Republic of China that took place in 2002. Capital expenditures for 2003 are projected to be approximately $20.0 million.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In this regard, the Company has temporarily discontinued operations of one of its three activated carbon lines at its Catlettsburg, Kentucky facility which was required by May 2003. The Company will need to install control equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming operation of this line. The activated carbon line and associated equipment has a net book value of approximately $3.0 million. Management has not concluded its plan of action for compliance related to this activated carbon line, however, if it is determined that a shutdown of the activated carbon line for other than a temporary period is warranted, current operating results may be adversely affected by increased depreciation or impairment charges.

New Accounting Pronouncements

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted SFAS No. 143 as of January 1, 2003 as required with no resulting impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities created before this date, the provisions are effective July 31, 2003. The Company presently has no variable interest entities created after January 1, 2003 and is currently evaluating the provisions of this interpretation.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II – OTHER INFORMATION

Item	1. Legal Proceedings

 See Note 7 to the unaudited interim Consolidated Financial Statements contained herein.

Item	4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 22, 2003. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:
	Votes For	Votes Withheld
Class of 2006
Harry H. Weil	32,597,265	2,694,788
Robert L. Yohe	32,674,051	2,618,002

Ratification of Deloitte & Touche LLP as Independent Auditors for 2003:

	Votes For	Votes Withheld
	34,363,977	928,076

Item	6. Exhibits and Reports on Form 8-K

(c)    Exhibits

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Reports on Form 8-K

A report on Form 8-K, dated February 24, 2003 which furnished information filed under Item 5. Other Events announcing the resignation of James A. Cederna.

A report on Form 8-K, dated March 31, 2003 which furnished information under Item 9. Regulation FD Disclosure detailing the Company’s new Senior Unsecured Credit Facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION

(Registrant)

Date: April 30, 2003	/s/ LEROY M. BALL

Leroy M. Ball Vice President, Chief Financial Officer

CERTIFICATION

I, John S. Stanik, certify that:

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ JOHN S. STANIK
Name: John S. Stanik Title: Chief Executive Officer

CERTIFICATION

I, Leroy M. Ball, certify that:

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ LEROY M. BALL
Name: Leroy M. Ball Title: Chief Financial Officer