Form 10-Q
period 2003-06-30
CALGON CARBON CORPORATION
filed 2003-08-13
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q (Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-10776

CALGON CARBON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0530110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Emplolyer Identification No.)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2003

Common Stock, $.01 par value	39,001,425 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2003

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

         In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

CALGON CARBON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2003	2002	2003	2002

Net sales	$78,085	$67,484	$142,135	$130,620

Cost of products sold (excluding depreciation)	53,738	46,382	98,969	89,925
Depreciation and amortization	4,889	4,629	9,789	9,243
Selling, general and administrative expenses	13,665	11,495	27,840	22,359
Research and development expenses	994	1,106	2,024	2,148

	73,286	63,612	138,622	123,675

Income from operations	4,799	3,872	3,513	6,945
Interest income	168	147	316	258
Interest expense	(653)	(674)	(1,196)	(1,298)
Equity income (expense)—net	233	—	58	—
Other income (expense)—net	(727)	(324)	(1,241)	(702)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	3,820	3,021	1,450	5,203
Provision for income taxes	840	1,087	319	1,873

Income before minority interest	2,980	1,934	1,131	3,330
Minority interest	12	—	101	—

Income before cumulative effect of change in accounting principle	2,992	1,934	1,232	3,330
Cumulative effect of change in accounting principle (net of tax)	—	—	—	(30,926)

Net income (loss)	2,992	1,934	1,232	(27,596)
Common stock dividends	(1,170)	(1,168)	(2,339)	(2,335)
Retained earnings, beginning of period	108,866	112,475	111,795	143,172

Retained earnings, end of period	$110,688	$113,241	$110,688	$113,241

Net income per common share before cumulative effect of change in accounting principle
Basic	$.08	$.05	$.03	$.09

Diluted	$.08	$.05	$.03	$.08

Cumulative effect of change in accounting principle per common share
Basic	$—	$—	$—	$(.80)
Diluted	$—	$—	$—	$(.79)
Net income (loss) per common share
Basic	$.08	$.05	$.03	$(.71)
Diluted	$.08	$.05	$.03	$(.70)
Weighted average shares outstanding
Basic	38,996,325	38,940,122	38,990,426	38,914,728

Diluted	39,092,940	39,364,405	39,063,975	39,270,537

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,537	$4,093
Receivables (net of allowance of $3,795 and $3,014)	51,906	45,490
Revenue recognized in excess of billings on uncompleted contracts	6,334	6,244
Inventories (net of allowance of $570)	49,748	48,665
Deferred income taxes – current	7,711	7,711
Other current assets	3,750	4,214

Total current assets	124,986	116,417
Property, plant and equipment, net	131,258	134,852
Investment in Calgon Mitsubishi Chemical Corporation	6,691	7,035
Intangibles	3,120	3,243
Goodwill	18,103	17,171
Deferred income taxes – long term	7,902	7,733
Other assets	5,761	4,178

Total assets	$297,821	$290,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$604	$—
Accounts payable and accrued liabilities	28,997	25,470
Billings in excess of revenue recognized on uncompleted contracts	856	1,047
Restructuring reserve	662	822
Payroll and benefits payable	8,576	8,698
Accrued income taxes	2,877	2,913

Total current liabilities	42,572	38,950
Long-term debt	56,100	57,600
Deferred income taxes – long term	15,944	16,881
Other liabilities	27,209	23,824

Total liabilities	141,825	137,255

Minority interest	—	56

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 41,788,683 and 41,750,116 shares issued	418	418
Additional paid-in capital	64,644	64,449
Retained earnings	110,688	111,795
Accumulated other comprehensive income	7,375	3,785

	183,125	180,447
Treasury stock, at cost, 2,787,258 and 2,787,358 shares	(27,129)	(27,129)

Total shareholders’ equity	155,996	153,318

Total liabilities and shareholders’ equity	$297,821	$290,629

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$1,232	($27,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	30,926
Depreciation and amortization	9,789	9,243
Equity in (earnings) loss of Calgon Mitsubishi Chemical Corporation	(58)	—
Employee benefit plan provisions	2,555	1,535
Changes in assets and liabilities - net of effects from purchase of businesses, foreign exchange and non-cash restructuring:
(Increase) in receivables	(4,894)	(1,698)
Decrease (increase) in inventories	142	(2,278)
Decrease in other current assets	486	4,331
(Decrease) in restructuring reserve	(214)	(517)
Increase (decrease) in accounts payable and accruals	2,198	(3,102)
(Decrease) in long-term deferred income taxes (net)	(1,506)	(390)
Other items – net	(628)	533

Net cash provided by operating activities	9,102	10,985

Cash flows from investing activities
Property, plant and equipment expenditures	(4,247)	(7,815)
Proceeds from disposals of property, plant and equipment	270	660

Net cash used in investing activities	(3,977)	(7,155)

Cash flows from financing activities
Proceeds from borrowings	70,404	48,520
Repayments of borrowings	(71,300)	(47,242)
Common stock dividends	(2,339)	(2,335)

Net cash used in financing activities	(3,235)	(1,057)

Effect of exchange rate changes on cash	(446)	(1,232)

Increase in cash and cash equivalents	1,444	1,543
Cash and cash equivalents, beginning of period	4,093	3,567

Cash and cash equivalents, end of period	$5,537	$5,110

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION
SELECTED NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Inventories:

	June 30, 2003	December 31, 2002
Raw materials	$13,345	$9,061
Finished goods	36,403	39,604

	$49,748	$48,665

2.	Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2003	2002
Cash paid during the period for:
Interest	$(1,197)	$(1,214)

Income taxes (paid) refunded – net	$(929)	$306

3.	Common stock dividends of $.03 per common share were declared and paid during the quarter ended June 30, 2003. Common stock dividends declared and paid during the quarter ended June 30, 2002 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on July 31, 2003.

4.	Comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$2,992	$1,934	$1,232	$(27,596)
Other comprehensive income net of tax provision of $0, $190, $0, and $171, respectively	2,417	4,189	3,590	3,515

Comprehensive income (loss)	$5,409	$6,123	$4,822	$(24,081)

The only matter contributing to the other comprehensive income (loss) during the three and six months ended June 30, 2003 and 2002 was the foreign currency translation adjustment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales
Activated Carbon	$29,359	$23,187	$56,640	$50,505
Service	24,989	25,125	46,339	46,798
Engineered Solutions	11,533	10,639	19,967	19,835
Consumer	12,204	8,533	19,189	13,482

	$78,085	$67,484	$142,135	$130,620

Income (loss) from operations before depreciation and amortization
Activated Carbon	$4,159	$4,497	$7,030	$8,424
Service	3,567	5,119	5,026	9,271
Engineered Solutions	474	(1,392)	(106)	(1,706)
Consumer	1,488	277	1,352	199

	9,688	8,501	13,302	16,188
Depreciation and amortization
Activated Carbon	2,469	2,290	4,957	4,766
Service	1,817	1,774	3,637	3,431
Engineered Solutions	167	196	363	402
Consumer	436	369	832	644

	4,889	4,629	9,789	9,243

Income from operations after depreciation and amortization	$4,799	$3,872	$3,513	$6,945

Reconciling items:
Interest income	168	147	316	258
Interest expense	(653)	(674)	(1,196)	(1,298)
Equity income (expense) – net	233	—	58	—
Other income (expense) – net	(727)	(324)	(1,241)	(702)

Consolidated income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	$3,820	$3,021	$1,450	$5,203

	June 30, 2003	December 31, 2002
Total Assets
Activated Carbon	$132,392	$125,204
Service	91,124	93,593
Engineered Solutions	48,411	48,345
Consumer	25,894	23,487

	$297,821	$290,629

6.	Derivative Instruments

The Company accounts for its derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. As of June 30, 2003, the Company held no derivative instruments.

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

A dispute has arisen between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and system provision of a perchlorate remediation system at the customer’s facility. During start-up operations, certain problems were discovered that prevented the system from reaching steady state operation and completion of performance testing. In accordance with the agreements, the Company has the right to remedy and correct any alleged deficiencies in the system and did formulate a remedial plan with notice to the customer that the Company would commence and diligently proceed with the plan. The customer refused to allow the Company to proceed with the plan and terminated the system provision agreement for alleged material breach. The Company believes that the system provision agreement was improperly terminated and that it is entitled to recover retainage and final payment of amounts due the Company from the customer as a result of this breach. The customer has withheld the retainage and final payment and has claimed that it is entitled to recover in excess of $20 million. No litigation has yet been instituted. The parties have agreed to participate in a non-binding mediation in an attempt to resolve this dispute on a reasonably prompt schedule within the next several months. If litigation ensues, the Company intends to vigorously defend its position and seek to recover retainage and other moneys owed as a result of the improper termination by the customer. The Company is unable to predict with certainty the outcome of the above described disputes. There can be no assurance that the outcome of this dispute will not have a material adverse effect on the business, financial condition, cash flows or results of operations of the Company. No provision for possible loss relating to amounts previously collected has been recorded.

The Company is involved in various other legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such other lawsuits and claims will not materially affect the consolidated results of operations, cash flows or financial position of the Company.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation which was formed on October 1, 2002. At June 30, 2003 Calgon Mitsubishi Chemical Corporation has $30,131,000 in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At June 30, 2003, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee and such guarantee’s impact on compliance with all existing credit agreements.

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

The following is the categorization of the Company’s intangible assets as of June 30, 2003 and December 31, 2002, respectively:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	$1,319	$(463)	$1,319	$(424)
Unpatented Technology	2,875	(611)	2,875	(527)

Total	$4,194	$(1,074)	4,194	$(951)

For the three and six month periods ended June 30, 2003, the Company recognized $61 and $123 thousand, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/03	$246
For the year ended 12/31/04	$246
For the year ended 12/31/05	$246
For the year ended 12/31/06	$246
For the year ended 12/31/07	$246

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2003 are as follows:

	Activated Carbon Segment	Service Segment	Engineered Solutions Segment	Consumer Segment	Total
Balance as of January 1, 2003	$—	$—	$17,111	$60	$17,171
Foreign exchange	—	—	932	—	932

Balance as of June 30, 2003	$—	$—	$18,043	$60	$18,103

9.	Borrowing Arrangements

During the quarter ended March 31, 2003, the Company refinanced its United States Credit Facility. On March 21, 2003, the Company closed on a three-year $100 million unsecured revolving credit facility that expires in March 2006. Included in the agreement is a letter of credit sub-facility that may not exceed $30 million. The Company has the option at any point during the term of the facility to request an expansion of the facility at its original terms and conditions by an amount not to exceed $25 million. The participating lenders are not required to participate in the facility expansion, but do retain the right of first refusal before the Company can negotiate with other lenders. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.40% and the annual facility fee ranges from 0.20% to 0.35% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA). At June 30, 2003, borrowings under the facility were being charged a weighted average interest of 2.51%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and minimum net worth. In addition the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts if certain events as defined within the loan agreement occur.

10.      Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income (loss) and net income (loss) per common share would have been as follows:

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands except per share data)		2003	2002	2003	2002
Net income (loss)
	As reported	$2,992	$1,934	$1,232	$(27,596)
Stock-based compensation, net of tax effect		$213	$(153)	$(172)	$(305)
	Pro forma	$3,205	$1,781	$1,060	$(27,901)

Net income (loss) per common share
Basic	As reported	$.08	$.05	$.03	$(.71)
	Pro forma	$.08	$.05	$.03	$(.72)
Diluted	As reported	$.08	$.05	$.03	$(.70)
	Pro forma	$.08	$.05	$.03	$(.71)

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

Results of Operations

         Consolidated net sales increased by $10.6 million or 15.7% and $11.5 million or 8.8% for the quarter and year-to-date periods ended June 30, 2003 respectively, versus the quarter ended and year-to-date periods ended June 30, 2002. Net sales for the Activated Carbon segment increased by $6.2 million or 26.6% versus the quarter ended June 30, 2002 and $6.1 million or 12.1% versus the year-to-date period June 30, 2002. The increase can be attributed to the higher sales in the specialty carbon markets as well as strong seasonal demand in U.S. municipal markets combined with the positive impact of foreign currency translation. Net sales for the Service segment were consistent with the quarter ended June 30, 2002 due to the positive impact of foreign currency translation partially offset by the economic slowdown in Europe, but decreased by $0.5 million or 1.0% versus the year-to-date period June 30, 2002 due to decreased sales in the environmental water remediation treatment market partially offset by the positive impact of foreign currency translation. Revenues associated with the Engineered Solutions segment increased by $0.9 million or 8.4% for the quarter ended June 30, 2003 versus the comparable 2002 period due to new contracts for the removal of perchlorate from drinking water. Engineered Solutions revenues remained consistent for the year-to-date period ended June 30, 2003 versus the similar 2002 period. Sales in the Consumer segment for the quarter ended June 30, 2003 increased by $3.7 million or 43.0% compared to the quarter ended June 30, 2002 and $5.7 million or 42.3% for the year-to-date period ended June 30, 2003 versus the similar 2002 period. The reasons for the increase in both periods was due to higher sales of charcoal due to the favorable weather conditions in Germany as well as higher sales in carbon cloth for medical and military applications combined with the positive impact of foreign currency translation. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended June 30, 2003 was $4.8 million and $8.5 million, respectively.

Gross profit, before depreciation, as a percentage of net sales was 31.2% for the quarter ended June 30, 2003 compared to 31.3% for the similar 2002 period, a 0.1 percentage point decline. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 30.4% in 2003 versus 31.2% in the 2002 period representing a 0.8 percentage point decline. Higher raw material costs related to the start-up of the Company’s Chinese operations and higher benefit costs adversely impacted 2003 results for both periods while higher plant maintenance costs had a negative impact on the 2003 year-to-date gross profit. These costs were partially offset in both periods by the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2003 versus the comparable 2002 periods. The 2002 gross profit for the second quarter and year-to-date were both reduced by additional unplanned costs that were incurred on a major Engineered Solutions project.

The depreciation and amortization increases of $0.3 million and $0.5 million during the quarter and year-to-date periods ended June 30, 2003 versus the quarter and year-to-date periods ended June 30, 2002 were related primarily to depreciation for the Company’s new carbon facility in the People’s Republic of China and the foreign exchange effect of the stronger Euro during the 2003 periods.

Selling, general and administrative expenses for the quarter ended June 30, 2003 were higher than the comparable 2002 quarter by $2.2 million or 18.9%. The increase is primarily the result of increased legal, pension and medical expenses as well as an increased bad debt expense and the foreign exchange effect of the stronger Euro during 2003. For the year-to-date period, selling, general and administrative expenses were higher than the comparable 2003 year-to-date period by $5.5 million or 24.5% due to the aforementioned reasons in addition to severance related payments for the Company’s former chief executive officer. Research and development expenses for the quarter and year-to-date periods ended June 30, 2003 decreased by $0.1 million and $0.1 million, respectively versus the comparable 2002 periods. The decreases are due to reductions in outside laboratory services and supplies.

Equity income was $0.2 million for the quarter ended June 30, 2003 and $0.1 million for the year-to-date period ended June 30, 2003. This represents the Company’s share of income from its non-consolidated

Japanese joint venture that commenced operations in the fourth quarter of 2002.

Other expense for the quarter and year-to-date periods ended June 30, 2003 increased by $0.4 million and $0.5 million, respectively as compared to the quarter and year-to-date periods ended June 30, 2002. The quarter over quarter increase was primarily due to foreign currency transaction losses. In addition to the foreign currency transaction losses, the write-off of bank fees associated with the Company’s old credit facility also negatively impacted the year-to-date comparison.

Interest expense, net of interest income, for the quarter ended June 30, 2003 was consistent with the quarter ended June 30, 2002, but lower by $0.2 million for the year-to-date period ended June 30, 2003 versus the comparable 2002 period. The decrease in interest expense was primarily the result of the combination of lower interest rates and a lower average level of borrowings.

Financial Condition

     Working Capital and Liquidity

         Cash flows generated from operating activities were $9.1 million for the six month period ended June 30, 2003 compared to cash generated from operations of $11.0 million for the comparable 2002 period. The $1.9 million decrease represents lower earnings, excluding the cumulative effect of change in accounting principle, partially offset by an increase in operating working capital (exclusive of debt) in 2003 versus the comparable 2002 period.

Common stock dividends paid during the quarter ended June 30, 2003 represented $.03 per common share which was consistent with the quarter ended June 30, 2002.

Total debt at June 30, 2003 was $56.7 million, a decrease of $0.9 million from December 31, 2002. The decrease was primarily due to reduced capital expenditures.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

The Company had a $113.4 million credit facility consisting of an $86.8 million five-year revolving credit facility expiring in May 2004 and a $26.6 million 364-day revolving credit facility. On March 21, 2003, the Company closed on a three-year $100.0 million unsecured revolving credit facility that expires in March 2006. This facility replaces the then existing $113.4 million credit facility. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The Company has the option at any point during the term of the facility to request an expansion of the facility at its original terms and conditions by an amount not to exceed $25.0 million. The participating lenders are not required to participate in the facility expansion, but do retain the right of first refusal before the Company can negotiate with other lenders. The interest rate is based upon Euro-based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.40% and the annual facility fee ranges from 0.20% to 0.35% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA). At June 30, 2003, borrowings under the facility were being charged a weighted average interest of 2.51%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and minimum net worth. In addition the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts if certain events as defined by the loan agreement occur.

On July 16, 2003, the Company exercised the option to redeem 100% of the City of Ashland, Kentucky Floating Rate Pollution Control Bonds, 1983 Series A on September 15, 2003 in the amount of $5.1 million. The Company will redeem the bonds with proceeds from its variable rate credit facility and incur no additional fees for prepayment. This redemption will not impact the Company’s borrowing availability under the credit facility or the calculation of financial covenants as the face amount of the bonds was already included in said calculations.

Restructuring of Operations

         The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended June 30, 2003. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998.

The restructuring reserve activity for the six months ended June 30, 2003 was:

	Balance 1-1-03	Payments	Balance 6-30-03
($000)
Employee severance and termination benefit costs	$109	$(9)	$100
Other costs	713	(151)	562

Total reserves	$822	$(160)	$662

         Management believes the reserve balances are adequate.

Capital Expenditures and Investments

         Capital expenditures for property, plant and equipment totaled $4.2 million for the six months ended June 30, 2003 compared to expenditures of $7.8 million for the same period in 2002. The decrease is primarily the result of the Company’s investment in the construction of a carbon facility in the People’s Republic of China that took place in 2002. Capital expenditures for 2003 are projected to be approximately $12.0 million.

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

Item 4.   Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Election of directors:

Class of 2006	Votes For	Votes Withheld
Harry H. Weil	32,597,265	2,694,788
Robert L. Yohe	32,674,051	2,618,002

Ratification of Deloitte & Touche LLP as Independent Auditors for 2003:

	Votes For	Votes Withheld
	34,363,977	928,076

Item 6. Exhibits and Reports on Form 8-K

(c)	Exhibits

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Reports on Form 8-K

A report on Form 8-K, dated April 22, 2003 which furnished information filed under Item 9. Regulation FD Disclosure detailing the Company’s first quarter 2003 results.

A report on Form 8-K, dated April 22, 2003 which furnished information under Item 9. Regulation FD Disclosure announcing the election of John S. Stanik, president and chief executive officer

A report on Form 8-K, dated May 20, 2003 which furnished information under Item 9. Regulation FD Disclosure announcing the award of U.S. Patent No. 6,565,803.

A report on Form 8-K, dated June 30, 2003 which furnished information under Item 9. Regulation FD Disclosure announcing a teaming on perchlorate removal.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION

(REGISTRANT)

Date: August 11, 2003	/s/LEROY M. BALL

Leroy M. Ball Vice President, Chief Financial Officer