Form 10-Q
period 2003-09-30
CALGON CARBON CORPORATION
filed 2003-11-12
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

Commission file number 1-10776

CALGON CARBON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, $.01 par value	39,006,425 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED September 30, 2003

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

In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$66,563	$64,832	$208,698	$195,452

Cost of products sold (excluding depreciation)	46,566	45,368	145,535	135,293
Depreciation and amortization	4,745	4,784	14,534	14,027
Selling, general and administrative expenses	12,104	12,037	39,944	34,396
Research and development expenses	982	875	3,006	3,023

	64,397	63,064	203,019	186,739

Income from operations	2,166	1,768	5,679	8,713
Interest income	192	176	508	434
Interest expense	(584)	(675)	(1,780)	(1,973)
Equity income (loss)—net	(20)	—	38	—
Other income (expense)—net	(250)	(445)	(1,491)	(1,147)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	1,504	824	2,954	6,027
Provision for income taxes	331	297	650	2,170

Income before minority interest	1,173	527	2,304	3,857
Minority interest	47	29	148	29

Income before cumulative effect of change in accounting principle	1,220	556	2,452	3,886
Cumulative effect of change in accounting principle (net of tax)	—	—	—	(30,926)

Net income (loss)	1,220	556	2,452	(27,040)
Common stock dividends	(1,170)	(1,169)	(3,509)	(3,504)
Retained earnings, beginning of period	110,688	113,241	111,795	143,172

Retained earnings, end of period	$110,738	$112,628	$110,738	$112,628

Income per common share before cumulative effect of change in accounting principle
Basic and Diluted	$.03	$.01	$.06	$.10

Cumulative effect of change in accounting principle per common share
Basic and Diluted	$—	$—	$—	$(.79)
Income (loss) per common share
Basic and Diluted	$.03	$.01	$.06	$(.69)
Weighted average shares outstanding
Basic	39,006,425	38,962,758	38,998,098	38,930,797

Diluted	39,232,543	39,017,027	39,123,062	39,187,205

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,169	$4,093
Receivables (net of allowance of $3,731 and $3,014)	46,066	45,490
Revenue recognized in excess of billings on uncompleted contracts	9,460	6,244
Inventories (net of allowance of $570)	49,072	48,665
Deferred income taxes – current	7,711	7,711
Other current assets	3,183	4,214

Total current assets	121,661	116,417

Property, plant and equipment, net	129,000	134,852
Investment in Calgon Mitsubishi Chemical Corporation	6,544	7,035
Intangibles	3,083	3,243
Goodwill	18,104	17,171
Deferred income taxes – long term	8,288	7,733
Other assets	5,254	4,178

Total assets	$291,934	$290,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$604	$—
Accounts payable and accrued liabilities	25,138	25,470
Billings in excess of revenue recognized on uncompleted contracts	952	1,047
Restructuring reserve	540	822
Payroll and benefits payable	7,951	8,698
Accrued income taxes	3,300	2,913

Total current liabilities	38,485	38,950

Long-term debt	57,700	57,600
Deferred income taxes – long term	15,501	16,881
Other liabilities	23,643	23,824

Total liabilities	135,329	137,255

Minority interest	33	56

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 41,793,683 and 41,750,116 shares issued	418	418
Additional paid-in capital	64,669	64,449
Retained earnings	110,738	111,795
Accumulated other comprehensive income	7,876	3,785

	183,701	180,447
Treasury stock, at cost, 2,787,258 and 2,787,358 shares	(27,129)	(27,129)

Total shareholders’ equity	156,572	153,318

Total liabilities and shareholders’ equity	$291,934	$290,629

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$2,452	($27,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	30,926
Depreciation and amortization	14,534	14,027
Equity in (earnings) loss of Calgon Mitsubishi Chemical Corporation	(38)	—
Employee benefit plan provisions	3,384	2,311
Changes in assets and liabilities—net of effects from purchase of businesses, foreign exchange and non-cash restructuring:
Decrease in receivables	777	885
Decrease (increase) in inventories	1,039	(5,003)
Decrease (increase) in other current assets	(1,993)	3,503
(Decrease) in restructuring reserve	(347)	(702)
(Decrease) in accounts payable and accruals	(1,760)	(739)
(Decrease) in long-term deferred income taxes (net)	(1,936)	(255)
Other items—net	(4,693)	485

Net cash provided by operating activities	11,419	18,398

Cash flows from investing activities
Property, plant and equipment expenditures	(6,292)	(9,815)
Proceeds from disposals of property, plant and equipment	453	725

Net cash used in investing activities	(5,839)	(9,090)

Cash flows from financing activities
Proceeds from borrowings	90,604	52,272
Repayments of borrowings	(89,900)	(56,992)
Common stock dividends	(3,509)	(3,504)

Net cash used in financing activities	(2,805)	(8,224)

Effect of exchange rate changes on cash	(699)	(1,082)

Increase in cash and cash equivalents	2,076	2
Cash and cash equivalents, beginning of period	4,093	3,567

Cash and cash equivalents, end of period	$6,169	$3,569

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	Inventories:

	September 30, 2003	December 31, 2002
Raw materials	$13,093	$9,061
Finished goods	35,979	39,604

	$49,072	$48,665

2.	Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2003	2002
Cash paid during the period for:
Interest	$(1,762)	$(1,888)

Income taxes (paid) refunded – net	$(1,180)	$(49)

3.	Common stock dividends of $.03 per common share were declared and paid during the quarter ended September 30, 2003. Common stock dividends declared and paid during the quarter ended September 30, 2002 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on October 21, 2003.

4.	Comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$1,220	$556	$2,452	$(27,040)
Other comprehensive income (loss) net of tax provision (benefit) of $0, ($30), $0, and $141, respectively	501	(100)	4,091	3,415

Comprehensive income (loss)	$1,721	$456	$6,543	$(23,625)

The only matter contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2003 and 2002 was the foreign currency translation adjustment.

5.	Segment Information:

The Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer. These reportable segments are strategic business units which offer different products and services. The Company evaluates segment performance based primarily on economic profit (as defined by the Company) and operating income.

The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water and air. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of carbon adsorption equipment. The Engineered Solutions segment provides solutions to customers’ air and water process problems through the design, fabrication and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light and advanced ion exchange separation. The Consumer segment brings the Company’s industrial purification technologies directly to the consumer in the form of products and services including carbon cloth and charcoal products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales
Activated Carbon	$26,429	$24,218	$83,069	$74,723
Service	24,677	24,275	71,016	71,073
Engineered Solutions	8,461	10,875	28,428	30,710
Consumer	6,996	5,464	26,185	18,946

	$66,563	$64,832	$208,698	$195,452

Income (loss) from operations before depreciation and amortization
Activated Carbon	$3,412	$3,768	$10,442	$12,192
Service	3,779	5,225	8,805	14,496
Engineered Solutions	(284)	(1,840)	(390)	(3,546)
Consumer	4	(601)	1,356	(402)

	6,911	6,552	20,213	22,740
Depreciation and amortization
Activated Carbon	2,253	2,303	7,210	7,069
Service	1,903	1,903	5,540	5,361
Engineered Solutions	202	207	565	609
Consumer	387	344	1,219	988

	4,745	4,784	14,534	14,027

Income from operations after depreciation and amortization	$2,166	$1,768	$5,679	$8,713

Reconciling items:
Interest income	192	176	508	434
Interest expense	(584)	(675)	(1,780)	(1,973)
Equity income (loss) – net	(20)	—	38	—
Other income (expense) – net	(250)	(445)	(1,491)	(1,147)

Consolidated income before income taxes, minority interest and cumulative effect of change in accounting principle	$1,504	$824	$2,954	$6,027

	September 30, 2003	December 31, 2002
Total Assets
Activated Carbon	$126,011	$125,204
Service	90,731	93,593
Engineered Solutions	52,051	48,345
Consumer	23,141	23,487

	$291,934	$290,629

6.	Derivative Instruments

The Company accounts for its derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. As of September 30, 2003, the Company held no derivative instruments.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. patent No. 6,129,893 (“893 patent”) or Canadian patent No. 2,331,525 (“525 patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s “893 patent” and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company filed suit against the Town of Ontario, New York and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the “893 patent” without a license. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (North Bay) and Trojan Technologies, Inc. (Trojan) in the Federal court of Canada alleging patent infringement by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

A dispute has arisen between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and system provision of a perchlorate remediation system at the customer’s facility. During start-up operations, certain problems were discovered that prevented the system from reaching steady state operation and completion of performance testing. In accordance with the agreements, the Company has the right to remedy and correct any alleged deficiencies in the system and did formulate a remedial plan with notice to the customer that the Company would commence and diligently proceed with the plan. The customer refused to allow the Company to proceed with the plan and terminated the system provision agreement for alleged material breach. The Company believes that the system provision agreement was improperly terminated and that it is entitled to recover retainage and final payment of amounts due the Company from the customer as a result of this breach. The customer has withheld the retainage and final payment and has claimed that it is entitled to recover in excess of $20 million. No litigation has yet been instituted. The parties have scheduled a non-binding mediation for January 2004 in an attempt to resolve this dispute. If litigation ensues, the Company intends to vigorously defend its position and seek to recover the retainage and other moneys owed as a result of the improper termination by the customer. The Company is unable to predict with certainty the outcome of the above described disputes. There can be no assurance that the outcome of this dispute will not have a material adverse effect on the business, financial condition, cash flows or results of operations of the Company. No provision for possible loss relating to amounts previously collected has been recorded.

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

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation which was formed on October 1, 2002. At September 30, 2003 Calgon Mitsubishi Chemical Corporation has $30.3 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At September 30, 2003, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee and such guarantee’s impact on compliance with all existing credit agreements.

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

The following is the categorization of the Company’s intangible assets as of September 30, 2003 and December 31, 2002, respectively:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	$1,349	$(488)	$1,319	$(424)
Unpatented Technology	2,875	(653)	2,875	(527)

Total	$4,224	$(1,141)	4,194	$(951)

For the three and nine month periods ended September 30, 2003, the Company recognized amortization expense of $67 and $190 thousand, respectively. For the comparative periods ended September 30, 2002, the Company recognized amortization expense of $62 and $187 thousand, respectively. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/03	$255
For the year ended 12/31/04	$264
For the year ended 12/31/05	$249
For the year ended 12/31/06	$246
For the year ended 12/31/07	$246

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2003 are as follows:

	Activated Carbon Segment	Service Segment	Engineered Solutions Segment	Consumer Segment	Total
Balance as of January 1, 2003	$—	$—	$17,111	$60	$17,171
Foreign exchange	—	—	933	—	933

Balance as of September 30, 2003	$—	$—	$18,044	$60	$18,104

9.	Borrowing Arrangements

During the quarter ended March 31, 2003, the Company refinanced its United States Credit Facility. On March 21, 2003, the Company closed on a three-year $100 million unsecured revolving credit facility that expires in March 2006. Included in the agreement is a letter of credit sub-facility that may not exceed $30 million. The Company has the option at any point during the term of the facility to request an expansion of the facility at its original terms and conditions by an amount not to exceed $25 million. The participating lenders are not required to participate in the facility expansion, but do retain the right of first refusal before the Company can negotiate with other lenders. The interest rate is based upon Euro-based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.40% and the annual facility fee ranges from 0.20% to 0.35% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA). At September 30, 2003, borrowings under the facility were being charged a weighted average interest of 2.55%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and minimum net worth. In addition the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts if certain events as defined within the loan agreement occur.

On September 15, 2003, the Company redeemed 100% of the City of Ashland, Kentucky Floating Rate Pollution Control Bonds, 1983 Series A in the amount of $5.1 million. The Company redeemed the bonds with proceeds from its variable rate credit facility and incurred no additional fees or losses as a result of the prepayment.

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

		Three Months Ended September 30		Nine Months Ended September. 30
(Dollars in thousands except per share data)		2003	2002	2003	2002
Net income (loss)
	As reported	$1,220	$556	$2,452	$(27,040)
Stock-based compensation, net of tax effect		$(73)	$(153)	$(245)	$(457)
	Pro forma	$1,147	$403	$2,207	$(27,497)

Net income (loss) per common share
Basic	As reported	$.03	$.01	$.06	$(.69)
	Pro forma	$.03	$.01	$.06	$(.71)
Diluted	As reported	$.03	$.01	$.06	$(.69)
	Pro forma	$.03	$.01	$.06	$(.70)

11.	New Accounting Pronouncements

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted SFAS No. 143 as of January 1, 2003 as required with no resulting impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are effective immediately to all variable interest entities created after January 1, 2003, and for variable interest entities created before this date, the provisions are effective July 31, 2003. The Company presently has no variable interest entities and adopted the requirements of Interpretation No. 46 on July 31, 2003 as required with no resulting impact on the Companies financial statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations

Consolidated net sales increased by $1.7 million or 2.7% and $13.2 million or 6.8% for the quarter and year-to-date periods ended September 30, 2003 respectively, versus the quarter and year-to-date periods ended September 30, 2002. Net sales for the Activated Carbon segment increased by $2.2 million or 9.1% versus the quarter ended September 30, 2002 and $8.3 million or 11.2% versus the year-to-date period September 30, 2002. The increase can be attributed to the higher sales in the specialty carbon markets combined with the positive impact of foreign currency translation. Net sales for the Service segment slightly increased versus the quarter ended September 30, 2002 and was consistent versus the year-to-date period September 30, 2002. The increase was due to the positive impact of foreign currency translation partially offset by the economic slowdown in Europe. Revenues associated with the Engineered Solutions segment decreased for the quarter ended September 30, 2003 by $2.4 million or 22.2% and by $2.3 million or 7.4% for the year-to-date period ended September 30, 2003 versus the similar 2002 periods due to the lack of new orders received during the first six months of 2003. Sales in the Consumer segment for the quarter ended September 30, 2003 increased by $1.5 million or 28.0% compared to the quarter ended September 30, 2002 and $7.2 million or 38.2% for the year-to-date period ended September 30, 2003 versus the similar 2002 period. The reasons for the increase in both periods can be attributed to higher sales of charcoal due to the favorable weather conditions in Germany as well as higher sales in carbon cloth for medical and military applications combined with the positive impact of foreign currency translation. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended September 30, 2003 was $2.4 million and $10.9 million, respectively.

Gross profit, before depreciation, as a percentage of net sales was 30.0% for both the quarters ended September 30, 2003 and September 30, 2002. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 30.3% in 2003 versus 30.8% in the 2002 period representing a 0.5 percentage point decline. Higher raw material costs related to the Company’s Chinese operations, higher benefit costs, and competitive pricing pressures adversely impacted 2003 results for both periods. These costs were partially offset in both periods by the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2003 versus the comparable 2002 periods.

Depreciation and amortization was comparable for the quarter ended September 30, 2003 and increased by $0.5 million for the year-to-date period ended September 30, 2003 versus the similar 2002 period which related primarily to depreciation for the Company’s new carbon facility in the People’s Republic of China and the effect of foreign exchange translation due to the stronger Euro during the 2003 periods.

Selling, general and administrative expenses for the quarter ended September 30, 2003 were consistent with the comparable 2002 quarter. For the year-to-date period, selling, general and administrative expenses were higher than the comparable 2002 year-to-date period by $5.5 million or 16.1% due to the severance related payments for the Company’s former chief executive officer as well as higher employee benefits and business insurance costs. Research and development expenses for the quarter increased by $0.1 million versus 2002’s third quarter while the year-to-date comparison was consistent for the period ended September 30, 2003, versus the comparable 2002 period.

Equity (loss) income was essentially breakeven for the quarter and the year-to-date period ended September 30, 2003. This represents the Company’s share of income from its non-consolidated Japanese joint venture that commenced operations in the fourth quarter of 2002.

Other expense for the quarter ended September 30, 2003 decreased by $0.2 million compared to the quarter ended September 30, 2002. The decrease in expense was primarily due to an increase in royalty income. Other expense for the year-to-date period ended September 30, 2003 increased by $0.3 million versus the similar 2002 period. The year-to-date increase in expense is due to increased foreign currency transaction losses and the write-off of bank fees associated with the Company’s old credit facility partially offset by the aforementioned increase in royalty income.

Interest expense, net of interest income, for the quarter and year-to-date periods ended September 30, 2003 was lower by $0.1 million and $0.3 million, respectively as compared to the quarter and year-to-date periods ended September 30, 2002. The decrease in interest expense was primarily the result of the combination of lower interest rates and a lower average level of borrowings.

Financial Condition

Working Capital and Liquidity

Cash flows generated from operating activities were $11.4 million for the nine month period ended September 30, 2003 compared to cash generated from operations of $18.4 million for the comparable 2002 period. The $7.0 million decrease represents lower earnings, excluding the cumulative effect of change in accounting principle, as well as a $5.5 million pension contribution made in the third quarter of 2003 and a decrease in operating working capital (exclusive of debt) in 2003 versus the comparable 2002 period.

Common stock dividends paid during the quarter ended September 30, 2003 represented $.03 per common share which was consistent with the quarter ended September 30, 2002.

Total debt at September 30, 2003 was $58.3 million, an increase of $0.7 million from December 31, 2002. The increase was primarily due to the above mentioned pension contribution offset by reduced capital expenditures.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

On March 21, 2003, the Company closed on a three-year $100.0 million unsecured revolving credit facility that expires in March 2006. The facility replaced the then existing $113.4 million credit facility. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The Company has the option at any point during the term of the facility to request an expansion of the facility at its original terms and conditions by an amount not to exceed $25.0 million. The participating lenders are not required to participate in the facility expansion, but do retain the right of first refusal before the Company can negotiate with other lenders. The interest rate is based upon Euro-based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.40% and the annual facility fee ranges from 0.20% to 0.35% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA). At September 30, 2003, borrowings under the facility were being charged a weighted average interest of 2.55%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and minimum net worth. In addition the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts if certain events as defined by the loan agreement occur.

On September 15, 2003, the Company redeemed 100% of the City of Ashland, Kentucky Floating Rate Pollution Control Bonds, 1983 Series A in the amount of $5.1 million. The Company redeemed the bonds with proceeds from its variable rate credit facility and incurred no additional fees or losses as a result of the prepayment. This redemption does not impact the Company’s borrowing availability under the credit facility or the calculation of financial covenants as the face amount of the bonds was already included in said calculations.

Restructuring of Operations

The Company currently has two separate restructuring plans requiring continued cash outlays as of the period ended September 30, 2003. The latter of the two initiatives was undertaken during the fourth quarter of 1999 while the former commenced in the third quarter of 1998.

The restructuring reserve activity for the nine months ended September 30, 2003 was:

	Balance 1-1-03	Payments	Balance 9-30-03
($000)
Employee severance and termination benefit costs	$109	$(9)	$100
Other costs	713	(273)	440

Total reserves	$822	$(282)	$540

Management believes the reserve balances are adequate.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $6.3 million for the nine months ended September 30, 2003 compared to expenditures of $9.8 million for the same period in 2002. The decrease is primarily the result of the Company’s investment in the construction of a carbon facility in the People’s Republic of China that took place in 2002. Capital expenditures for 2003 are projected to be approximately $8.0 million, reduced from an originally budgeted amount of $25.0 million for 2003, due to the Company’s decision to temporarily suspend construction of a new facility in the Gulf Coast region of the United States as it evaluates strategic alternatives. The Company has spent $1.9 million on this project as of September 30, 2003. If management concludes that the suspension of the project for other than a temporary period is warranted, current operating results may be adversely affected by increased depreciation or impairment charges.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In this regard, the Company has temporarily discontinued operations of one of its three activated carbon lines at its Catlettsburg, Kentucky facility which was required by May 2003. The Company will need to install control equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming operation of certain equipment on this line. The activated carbon line and associated equipment has a net book value of approximately $3.0 million while the affected equipment has a net book value of approximately $0.2 million. Management has not concluded its plan of action for compliance related to this activated carbon line, however, if it is determined that a shutdown of the activated carbon line for other than a temporary period is warranted, current operating results may be adversely affected by increased depreciation or impairment charges.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities created before this date, the provisions are effective July 31, 2003. The Company presently has no variable interest entities and adopted the requirements of Interpretation No. 46 on July 31, 2003 as required with no resulting impact on the Companies financial statements.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

A report on Form 8-K, dated July 31, 2003 which furnished information filed under Item 9. Regulation FD Disclosure detailing the Company’s second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION

                  (REGISTRANT)

Date: November 10, 2003	/s/ LEROY M. BALL

Leroy M. Ball Vice President, Chief Financial Officer