Form 10-K
period 2003-12-31
CALGON CARBON CORPORATION
filed 2004-03-11
CIK 812701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☒    No ☐

As of February 27, 2004, there were outstanding 39,016,925 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of February 27, 2004 was $259,598,738.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Portions of Annual Report to Shareholders for the Year Ended December 31, 2003	I, II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Shareholders to be held on April 20, 2004	III

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements incorporated by reference into this Form 10-K from the 2003 Annual Report to Shareholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation’s (the “Company’s”) present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company’s business include, but are not limited to, the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers’ growth, productivity improvements at its locations, and new technologies that could affect the use of the Company’s products.

ITEM 1.    BUSINESS:

The Company:

The Company is a global leader in services, products and solutions for purifying water and air. The Company has four reportable segments: Activated Carbon, Service, Engineered Solutions and Consumer. These reportable segments are composed of global profit centers that make and sell different products and services.

The Activated Carbon segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air and other liquids and gases. The Service segment consists of reactivation of spent carbon and the leasing, monitoring and maintenance of mobile carbon adsorption (explained below) equipment. The Engineered Solutions segment provides solutions to customers’ air and water purification problems through the design, fabrication and operation of systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultra violet light and advanced ion exchange separation. The Consumer segment primarily consists of the manufacture and sale of carbon cloth, lump charcoal and briquettes, and new consumer products based on the Company’s technologies already proven in large-scale industrial applications.

Segment information disclosed on pages 45 through 46 of the Annual Report to Shareholders for the year ended December 31, 2003 should be considered in the following discussion and is incorporated by reference.

Acquisitions:

On February 18, 2004, the Company acquired the assets of the Waterlink, Incorporated’s (“Waterlink”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom (collectively “Specialty Products”). As the purchase occurred subsequent to December 31, 2003, the results of Waterlink have not been included in the Company’s consolidated statements of income and comprehensive income for the years ended December 31, 2003, 2002 and 2001.

Known as Barnebey Sutcliffe in the United States and Sutcliffe Speakman in the United Kingdom, Specialty Products is a leading provider of products, equipment, systems and services related to activated carbon and its uses for water and air purification, solvent recovery, odor control and chemical processing.

The Company completed the acquisition of Specialty Products to complement the Company’s existing business in terms of (i) expanding its customer base; (ii) diversifying its product mix, (iii) providing access to profitable, niche markets; and (iv) enhancing profitability and cash flow.

The aggregate purchase price, including direct acquisition costs, was $36.5 million, plus the assumption of certain non-working capital liabilities currently estimated at $13.6 million (unaudited). The Company is currently reviewing the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, accordingly, allocation of the purchase price to the assets and liabilities acquired is not complete and not included herein. The Company funded approximately $33.3 million of the purchase through borrowings from its refinanced U.S. revolving credit facility.

Products and Services:

The Company’s four segments design and market products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segments primarily utilize activated carbon while the Engineered Solutions segment relies on other technologies. The Consumer segment supplies carbon products for commercial applications for everyday use by consumers.

Activated Carbon.    The Activated Carbon segment involves the production and sale of a broad range of activated, impregnated or acid washed carbons, in powdered, granular or pellet form. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In “adsorption,” organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur®.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, mixed with pitch, sized and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as “activation” and develops the pore structure of the carbon. Through adjustments in the “activation” process, pores of the required size for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of the factors that has enabled the Company to develop many special types of activated carbon. Currently, the Company offers many types of activated carbon with most available in several particle sizes. The Company also markets other activated carbons including products based on coconut or wood which it purchases from independent suppliers.

Although the Company has historically concentrated on granular and pelletized activated carbon, the Company also manufactures powdered activated carbon, as a by-product and/or by crushing granular activated carbons. Granular activated carbon is generally used in fixed filter beds for continuous flow purification processes, while powdered activated carbon is generally used in batch purification processes. Use of fixed filter beds of activated carbon for continuous flow processing of a liquid or gas achieves a lower cost of operation and avoids the disposal costs associated with powdered carbon.

Sales for the Activated Carbon segment were $108.4 million, $100.6 million and $109.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Service.    The Service segment is comprised of carbon reactivation, handling and transportation, and on-site purification, separation and concentration services, as well as the design, assembly and sale of systems that employ activated carbon for purification, separation or concentration. The principal service sold is the Calgon Carbon ServiceTM which supplies customers with a complete process and treatment service, particularly suited for treating fluids containing hazardous organic chemicals at the customer’s facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment (such equipment is referred to as “customer capital”). Reactivation is a process by which organic compounds are driven off activated carbon particles that have been saturated with organic materials by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is reactivated for economic reasons or to destroy hazardous adsorbed organic compounds. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

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

The Company also provides custom reactivation services. As part of this service, the Company picks up spent carbon at a customer’s site, transports it to the Company’s reactivation facilities, reactivates it and then returns the same carbon to the customer.

The following table details total net sales for the Service segment in the past three years:

	2003		2002		2001
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Service	$87,706	91%	$85,491	91%	$83,301	90%
Equipment	8,492	9	8,003	9	9,035	10

Total net sales	$96,198	100%	$93,494	100%	$92,336	100%

Engineered Solutions.    The Company designs and markets proprietary ISEP® (Ionic Separator) continuous ion exchange units for the purification of many products in the food, pharmaceutical and biotechnology industries. The ISEP® units are also used to remove nitrate and perchlorate contaminants from drinking water. The Company also designs and markets CSEP® (Chromatographic Separator), a continuous chromatographic separation system for applications in the food, pharmaceutical and fine chemicals market segments. The Company’s SentinalTM UV disinfection technology is used to treat contaminants such as cryptosporidium, giardia and N-nitrosodimethylamine (NDMA) in water supplies. The Company’s RayoxTM UV oxidation technology treats contaminated groundwater.

The Company also sells customized engineered systems for solvent recovery and volatile organic compound abatement. The technologies provided include steam regenerable fixed bed adsorption, distillation, and continuous solvent recovery and abatement of volatile organic compounds and odors. The Company produces a wide range of municipal odor control equipment that utilizes catalytic or activated carbon to control municipal odor.

The following table details total net sales for the Engineered Solutions segment in the past three years:

	2003		2002		2001
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars in thousands)
Service	$16,232	40%	$9,564	24%	$6,607	14%
Equipment	24,538	60	30,517	76	41,620	86

Total net sales	$40,770	100%	$40,081	100%	$48,227	100%

Consumer.    Currently, the primary products offered in the Consumer segment are charcoal, liquids and carbon cloth. The charcoal is manufactured in Germany and used for barbecue grilling by consumers and restaurants. The liquids are recovered and purified during the process of charcoal production and sold to the retail and industrial markets in Europe. Sales of charcoal and liquids are weather dependent with the majority of sales occurring in the spring and summer months. Carbon cloth, which is activated carbon in cloth form, is manufactured in England and primarily sold to the medical and specialty markets.

Carbon and carbon cloth are used as the primary raw material in the Company’s new consumer products that have been developed for the retail market. The Company currently has two primary products that it markets to the retail market. The first product, Purrfectly FreshTM, uses activated carbon to adsorb household odors and extend the life of kitty litter. The second product, PreZerveTM, consists of a carbon cloth lining used in jewelry and silver boxes to adsorb contaminants that are known to cause tarnish.

Sales for the Consumer segment were $33.0 million, $23.9 million and $20.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Markets:

The Company offers its Activated Carbon, Service and Engineered Solutions systems and services to the Municipal Water, Industrial Process, Environmental Water and Air, Food and Specialty Markets. Municipal Water applications include drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process, Environmental Water and Air and Food Markets include catalysis, product recovery and purification of chemicals, pharmaceuticals, process waters as well as groundwater remediation and emissions control treatment. Carbon is used in medical, personal protection, cigarette, automotive and precious metals industries in Specialty Markets. Consumer products are sold primarily to the retail, industrial and medical markets as discussed previously.

Municipal Water Market.    The Company sells activated carbons, equipment, services and ion exchange technologies to municipal customers in connection with the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. The Company sells primarily granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells UV systems for the destruction or inactivation of waterborne contaminants.

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

Environmental Water and Air Market.    The Environmental Water and Air Market consists of customers that use the Company’s products to control water and air pollutants. The Environmental Water and Air Market has multiple sub-segments.

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

The Company has formed two alliances that will allow them to market systems for use in the municipal wastewater market. Such systems include the bio-scrubber, horizontal cross-flow chemical scrubber, and the biofilter which are used for odor control.

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

Specialty Markets.    Manufacturers of various types of equipment purchase activated carbons for incorporation in such equipment. The Company is a major supplier of activated carbons to manufacturers of gas masks and filters used by the United States military and is a key supplier of activated carbons to manufacturers of such products used by the European military. The Company sells activated carbons for use in protective respirators and collective filters for both private industry and the military. Other purchasers in the market include manufacturers of spill cleanup equipment, solvent recovery equipment and gasoline vapor recovery equipment.

Cigarette manufacturers use activated carbons in charcoal filters and precious metals producers use activated carbons to recover gold and silver from low-grade ore.

Sales and Marketing:

The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Los Angeles, California; Houston, Texas; Vero Beach, Florida; and Flemington, New Jersey. The Company conducts activated carbon related sales in Canada and Mexico through distributor relationships. The Company maintains offices in Singapore and Taipei, Taiwan to manage sales in the Asia Pacific Region.

In Europe, the Company has sales offices in Feluy, Belgium; Grays, England; and Bodenfelde, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

All offices can play a role in sales of products or services from any of the Company’s segments.

Geographic sales information is incorporated by reference to page 46 of the Annual Report to Shareholders for the Year Ended December 31, 2003.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog:

The Company had a sales backlog of $40.6 million and $26.5 million as of January 31, 2004 and 2003, respectively, in the Engineered Solutions segment. The Company expects to carry over less than one-third of the 2004 balance into 2005. There was no significant backlog in any other segment.

Competition:

The Company has two principal competitors in the world-wide market with respect to the production and sale of activated carbon related products: Norit, N.V., a Dutch company and Westvaco Corporation, a United States company. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, carbon equipment and services is based on price, quality and performance. Other sources of competition for the Company’s activated carbon services and systems are purification, filtration and extraction processes that do not employ activated carbons.

A number of other smaller competitors engage in the production and sale of activated carbons in local markets, but do not compete with the Company on a worldwide basis. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with the Company in the worldwide activated carbon business.

In the United States and Europe, the Company also competes with several small regional companies for the sale of its reactivation services and carbon equipment.

In North America, the Company has competition for its UV technology product line from products not involving UV technology and from a number of smaller firms offering some form of advanced oxidation. Competitors in this product line are Trojan Technologies, Inc., a Canadian company and Wedeco Ideal Horizons, a German company.

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

Research and Development:

The Company’s research and development activities are conducted primarily at a research center in Pittsburgh, Pennsylvania. A facility located near Pittsburgh is used for the evaluation of experimental activated carbon and equipment for testing and applications development. Experimental systems are also designed and evaluated at this location.

The principal goals of the Company’s research program are growing the Company as a technological leader in solving customers’ problems with its products, services and equipment; developing new products and services; and providing technical support to customers and operations of the Company.

The Company’s research programs include new and improved methods for manufacturing and utilizing improved activated carbons. Emerging purification/separation/concentration technologies are rigorously evaluated. The Centaur® product line represents a family of activated carbons developed for adsorptive/catalytic applications within the Company’s Activated Carbon, Service and Engineered Solutions segments. Building on the development of carbons for the removal of methyl tertiary butyl ether (MTBE) from drinking water, the Company has created a new line of activated carbons for the food and process industry market segments. In the Engineered Solutions segment, the ISEP Plus system has been developed and patented for the removal and destruction of perchlorate from water. Another key technology in the Engineered Solutions segment is the

Sentinel Ultraviolet light system that has been developed and patented for the disinfection and inactivation of cryptosporidium in drinking water. In the Consumer segment, jewelry boxes and cases are being designed to incorporate activated carbon cloth to prevent tarnishing of the jewelry.

Research and development expenses were $4.0 million, $4.1 million and $5.6 million in 2003, 2002 and 2001, respectively.

Patents and Trade Secrets:

The Company possesses a substantial body of technical knowledge and trade secrets and owns 77 United States patents and 297 patents in other countries expiring in various years from 2004 through 2024. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company’s business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. Once activated carbon supplied to a customer can no longer adsorb contaminating organic substances, it is returned to the Company’s facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company’s facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. Once at the Company’s reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company has filed for these permits at its Pittsburgh and Catlettsburg facilities and is working towards issuance of the permits with the respective governmental agencies. The Company does not accept carbons containing certain hazardous materials for reactivation.

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated to cost approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. The activated carbon line and associated equipment has a net book value of approximately $3.0 million. Management has not concluded its plan of action for compliance related to this activated carbon line; however, if it is determined that a shutdown of the activated carbon line for other than a temporary period is warranted, current operating results may be adversely affected by impairment charges.

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

Employee Relations:

As of December 31, 2003, the Company employed 937 persons on a full-time basis, 520 of whom were salaried production, office, supervisory and sales personnel. The 219 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 2005 and March 13, 2005 at the Pittsburgh, Pennsylvania and Catlettsburg, Kentucky facilities, respectively. The union employees at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are between the National Chemical Union and the German Chemical Federation. The current agreements expire on June 30, 2004. The hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2005. The Company believes that its relationship with union employees in Germany is good and expects that the contract expiring in 2004 will be successfully renegotiated without significant disruption to the operations of that facility. The Company also has hourly employees at two non-union United Kingdom facilities and at two non-union China facilities.

Copies of Reports:

The periodic and current reports of the Company filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available free of charge, as soon as reasonably practicable after the same are filed with or furnished to the SEC, at the Company’s website at www.calgoncarbon.com.

Copies of Corporate Governance Documents:

The following Company corporate governance documents are available free of charge at the Company’s website at www.calgoncarbon.com and such information is available in print to any shareholder who requests it by contacting the Secretary of the Company at 400 Calgon Carbon Drive, Pittsburgh, PA 15205.

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Governance Committee Charter

•	Code of Ethical Business Conduct

•	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers

ITEM 2.    PROPERTIES:

The Company owns eleven production facilities, three of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Bodenfelde, Germany; Tianjin, China; and Datong, China. The Company leases one production facility in Houghton Le Spring, England. The Company’s 49% owned joint venture, Calgon Mitsubishi Carbon Corporation has two facilities, one each in Fukui, Fukui Prefecture, Japan and Kurosaki, Japan.

The Catlettsburg, Kentucky plant is the Company’s largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant, which serves the Activated Carbon and Service segments, produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

The Pittsburgh, Pennsylvania carbon production plant occupies a four-acre site and serves the Activated Carbon and Service segments. Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons and the grinding of granular activated carbons into powdered activated carbons. The plant also has the capacity to produce coal-based or coconut-based specialty activated carbons.

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

The Pittsburgh, Pennsylvania Equipment and Assembly plant is located on Neville Island in close proximity to the Carbon and Engineered Solutions plants and is situated within a 16-acre site that includes a 300,000 square foot building. The Equipment and Assembly plant occupies 85,000 square feet with the remaining space used as a centralized warehouse for carbon inventory. The plant, which serves the Engineered Solutions and Service segments, manufactures and assembles fully engineered carbon equipment for purification, concentration and separation systems. This plant also serves as the east coast staging and refurbishment point for carbon service equipment.

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

The Grays plant occupies a three-acre site near London, England. Operations at the plant include both the reactivation of spent granular activated carbons for the Service segment and the impregnation of granular activated carbon.

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

The Tianjin plant is located in Tianjin, China and is licensed to export activated carbon products. It occupies approximately 10,000 square meters. This plant finishes, sizes, tests and packages activated carbon products for distribution both inside China and for export.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. patents (“U.S. patents”) or Canadian patent No. 2,331,525 (“525 Patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s “U.S. patent” and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, New York, Trojan Technologies, Inc. (Trojan) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the “U.S. patent” without a license. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (North Bay) and Trojan in the Federal Court of Canada alleging infringement by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

A dispute has arisen between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and system provision of a perchlorate remediation system at the customer’s facility. During start-up operations, certain problems were discovered that prevented the system from reaching steady state operation and completion of performance testing. In accordance with the agreements, the Company has the right to remedy and correct any alleged deficiencies in the system and did formulate a remedial plan with notice to the customer that the Company would commence and diligently proceed with the plan. The customer refused to allow the Company to proceed with the plan and terminated the system provision agreement for alleged material breach. The Company believes that the system provision agreement was improperly terminated and that it is entitled to recover retainage and final payment of amounts due the Company from the customer as a result of this breach. The customer has withheld the retainage and final payment and has claimed that it is entitled to recover in excess of $20 million. No litigation has yet been instituted. The parties engaged in non-binding mediation during January 2004 in an attempt to resolve this dispute; however, no resolution was agreed to. If litigation ensues, the Company intends to vigorously defend its position and seek to recover the retainage and other moneys owed as a result of what it believes to be the improper termination by the customer. The Company is unable to predict with certainty the outcome of the above described disputes. There can be no assurance that the outcome of this dispute will not have a material adverse effect on the business, financial condition, cash flows or results of operations of the Company. No provision for possible loss relating to amounts previously collected has been recorded.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

The information required for this Item 5 appears under the caption “Common Shares and Market Information” on page 48 of the Annual Report to Shareholders for the Year Ended December 31, 2003 and is incorporated in this Annual Report by reference.

ITEM 6.    SELECTED FINANCIAL DATA:

The information required by this Item 6 appears under the caption “Six-Year Summary, Selected Financial and Statistical Data” on page 47 of the Annual Report to Shareholders for the Year Ended December 31, 2003 and is incorporated in this Annual Report by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 9 through 16 of the Annual Report to Shareholders for the Year Ended December 31, 2003 and is incorporated in this Annual Report by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The information required by this Item 7a appears on page 14 of the Annual Report to Shareholders for the Year Ended December 31, 2003 and is incorporated in this Annual Report by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The consolidated financial statements and supplementary data of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 2003, 2002 and 2001 required by this Item 8 appear on pages 18 through 46 and page 48, respectively, of the Annual Report to Shareholders for the Year Ended December 31, 2003 and are incorporated in this Annual Report by reference. The independent auditors’ report of Deloitte & Touche LLP on the Company’s consolidated financial statements as of December 31, 2003 and 2002 and for each of three years in the period ended December 31, 2003 appears on page 17 of the Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated in this Annual Report by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not Applicable

ITEM 9A.    CONTROLS AND PROCEDURES:

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board” and “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of its Shareholders

The Company’s Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers is set forth in Exhibit 14.1 hereto.

ITEM 11.    EXECUTIVE COMPENSATION:

Information required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board—Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2004 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report on Executive Compensation” and the “Performance Graph” is specifically not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warranty and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,551,550	$6.39	1,412,440

Equity compensation plans not approved by security holders	—	—	62,068	(1)

Total	2,551,550	$6.39	1,474,508

(1)

On December 31, 2003 there were 62,068 shares available for issuance under the Company’s 1997 Directors’ Fee Plan. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2004 Annual Meeting of its Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Certain Related Transactions” in the Company’s Proxy Statement for the 2004 Annual Meeting of its Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES:

Information required by this item is incorporated by reference to the material appearing under the headings “Independent Auditors—Certain Fees” and “Independent Auditors—Audit Committee Pre-Approval Policy” in the Company’s Proxy Statement for the 2004 Annual Meeting of its Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

A.    Financial Statements

1. The following documents are filed as part of this report:

2. The following report and schedules should be read with the Company’s consolidated financial statements in the Annual Report:

Report of Deloitte & Touche LLP dated February 18, 2004 on the Company’s financial statement schedules filed as part hereof for the fiscal years ended December 31, 2003, 2002 and 2001.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

C.    Exhibits

Page

3.1		Amended Certificate of Incorporation	(b)

3.2		Amended By-laws of the Registrant	(a)

4.0		Rights Agreement	(c)

10.1	*	Calgon Carbon Corporation Stock Option Plan, as Amended	(d)

10.2	*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(e)

10.3	*	Executive Incentive Plan of Calgon Carbon Corporation, as Amended	(f)

10.4	*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(g)

10.5	*	1997 Directors’ Fee Plan	(h)

10.6	*	Agreement and general release between Calgon Carbon Corporation and James A. Cederna	(i)

10.7	*	Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, C. H. S. (Kees) Majoor, Michael J. Mocniak	Filed herewith

10.8		Calgon Carbon Corporation Senior Credit Facility	Filed herewith

10.9		Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	Filed herewith

13.0		Annual Report to Shareholders for the Year Ended December 31, 2003	Filed herewith

14.1		Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	Filed herewith

21.0		The wholly owned subsidiaries of the Company at December 31, 2003 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation. In addition, the Company owns 80% of Datong Carbon Corporation, a Chinese corporation, and 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation	Filed herewith

23.1		Independent Auditors’ Consent	Filed herewith

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.
(b)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.
(c)	Incorporated herein by reference to Exhibit 4.0 to the Company’s report on Form 8-A dated February 6, 1995.
(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(e)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(f)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(g)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(h)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(i)	Incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K dated February 24, 2003.
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

D.    Reports on Form 8-K

During the last fiscal quarter of the year ended December 31, 2003, the Company filed three Current Reports on Form 8-K. Form 8-K dated October 21, 2003 related to the news release dated October 21, 2003 announcing the election of John S. Stanik to the Company’s Board of Directors. Form 8-K dated October 22, 2003 related to the news release dated October 22, 2003 detailing the Company’s third quarter financial results. Form 8-K dated November 19, 2003 related to the news release dated November 19, 2003 announcing a cooperative arrangement with Shell Global Solutions (U.S.), Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALGON CARBON CORPORATION

By	/s/ JOHN S. STANIK
John S. Stanik President and Chief Executive Officer

March 9, 2004

      (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

John S. Stanik	President, Chief Executive Officer	March 9, 2004

/s/ LEROY M. BALL Leroy M. Ball	Chief Financial Officer	March 9, 2004

/s/ ROBERT W. CRUICKSHANK Robert W. Cruickshank	Director	March 9, 2004

/s/ THOMAS A. MCCONOMY Thomas A. McConomy	Chairman	March 9, 2004

/s/ JULIE S. ROBERTS Julie S. Roberts	Director	March 9, 2004

/s/ SETH E. SCHOFIELD Seth E. Schofield	Director	March 9, 2004

/s/ JOHN P. SURMA John P. Surma	Director	March 9, 2004

/s/ HARRY H. WEIL Harry H. Weil	Director	March 9, 2004

/s/ ROBERT L. YOHE Robert L. Yohe	Director	March 9, 2004

EXHIBIT INDEX

Exhibit No.		Description	Method of Filing

3.1		Amended Certificate of Incorporation	(b)

3.2		Amended By-laws of the Registrant	(a)

4.0		Rights Agreement	(c)

10.1	*	Calgon Carbon Corporation Stock Option Plan, as Amended	(d)

10.2	*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(e)

10.3	*	Executive Incentive Plan of Calgon Carbon Corporation, as Amended	(f)

10.4	*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(g)

10.5	*	1997 Directors’ Fee Plan	(h)

10.6	*	Agreement and general release between Calgon Carbon Corporation and James A. Cederna	(i)

10.7	*	Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, C. H. S. (Kees) Majoor, Michael J. Mocniak	Filed herewith

10.8		Calgon Carbon Corporation Senior Credit Facility	Filed herewith

10.9		Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	Filed herewith

13.0		Annual Report to Shareholders for the Year Ended December 31, 2003	Filed herewith

14.1		Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	Filed herewith

21.0		The wholly owned subsidiaries of the Company at December 31, 2003 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation; and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation. In addition, the Company owns 80% of Datong Carbon Corporation, a Chinese corporation, and 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation	Filed herewith

23.1		Independent Auditors’ Consent	Filed herewith

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 1999.
(b)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.
(c)	Incorporated herein by reference to Exhibit 4.0 to the Company’s report on Form 8-A dated February 6, 1995.
(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(e)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(f)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(g)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(h)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(i)	Incorporated herein by reference to Exhibit 99.2 to the Company’s report on Form 8-K dated February 24, 2003.
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Calgon Carbon Corporation:

We have audited the consolidated financial statements of Calgon Carbon Corporation as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 18, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to Calgon Carbon Corporation’s change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”); such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Calgon Carbon Corporation listed in Item 15. These financial statement schedules are the responsibility of Calgon Carbon Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 18, 2004

SCHEDULE II

CALGON CARBON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions- Charges to Costs and Expenses	Deductions- Returns and Write-Offs	Balance at End of Year

Year ended December 31, 2003
Allowance for doubtful accounts	$3,014	$1,157	$(435)	$3,736
Year ended December 31, 2002
Allowance for doubtful accounts	2,624	829	(439)	3,014
Year ended December 31, 2001
Allowance for doubtful accounts	2,633	343	(352)	2,624

Description	Balance at Beginning of Year	Additions- Charges to Costs and Expenses	Deductions	Balance at End of Year

Year ended December 31, 2003
Income tax valuation allowance	$2,658	$326	$(1,068)	$1,916
Year ended December 31, 2002
Income tax valuation allowance	2,564	544	(450)	2,658
Year ended December 31, 2001
Income tax valuation allowance	2,341	223	—	2,564