Form 10-Q
period 2004-03-31
CALGON CARBON CORPORATION
filed 2004-05-10
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $.01 par value	39,034,575 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2003 filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$71,243	$64,050

Cost of products sold (excluding depreciation)	50,012	45,231
Depreciation and amortization	5,308	4,900
Selling, general and administrative expenses	14,937	14,175
Research and development expenses	965	1,030

	71,222	65,336

Income (loss) from operations	21	(1,286)

Interest income	209	148
Interest expense	(680)	(543)
Other expense—net	(268)	(689)

Loss before income taxes and minority interest	(718)	(2,370)

Income tax benefit	(158)	(521)

Loss before minority interest	(560)	(1,849)

Minority interest	11	89

Net loss	(549)	(1,760)

Common stock dividends	(1,170)	(1,169)
Retained earnings, beginning of period	111,601	111,795

Retained earnings, end of period	$109,882	$108,866

Net loss per common share
Basic and diluted	$(.01)	$(.05)

Weighted average shares outstanding
Basic	39,024,316	38,984,461

Diluted	39,405,304	39,034,689

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share Data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,501	$8,954
Receivables (net of allowance of $4,366 and $3,736)	53,789	46,133
Revenue recognized in excess of billings on uncompleted contracts	9,167	10,697
Inventories (net of allowance of $1,527 and $694)	63,713	51,811
Deferred income taxes—current	9,056	9,056
Other current assets	4,078	4,457

Total current assets	147,304	131,108

Property, plant and equipment, net	134,081	128,956
Investment in Calgon Mitsubishi Chemical Corporation	7,833	6,798
Intangibles	13,862	3,510
Goodwill	36,417	18,366
Deferred income taxes—long term	9,976	9,976
Other assets	3,018	3,481

Total assets	$352,491	$302,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$604	$604
Accounts payable and accrued liabilities	33,983	31,568
Billings in excess of revenue recognized on uncompleted contracts	3,176	1,339
Restructuring reserve	1,163	1,195
Payroll and benefits payable	9,483	8,022
Accrued income taxes	9,630	9,727

Total current liabilities	58,039	52,455

Long-term debt	88,123	53,600
Deferred income taxes—long term	10,632	11,817
Other liabilities	35,481	22,171

Total liabilities	192,275	140,043

Minority interest	285	279

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 41,821,833 and 41,793,683 shares issued	418	418
Additional paid-in capital	64,814	64,669
Retained earnings	109,882	111,601
Accumulated other comprehensive income	11,946	12,314

	187,060	189,002
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	159,931	161,873

Total liabilities and shareholders’ equity	$352,491	$302,195

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(549)	$(1,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,308	4,900
Equity in (income) loss of Calgon Mitsubishi Chemical Corporation	(520)	175
Employee benefit plan provisions	1,110	1,275
Changes in assets and liabilities—net of effects from purchase of business, foreign exchange and non-cash restructuring:
Decrease in receivables	2,841	1,901
Increase in inventories	(1,534)	(1,613)
Decrease in other current assets	2,762	2,680
Decrease in restructuring reserve	(11)	(106)
Decrease in accounts payable and accruals	(3,403)	(4,220)
Decrease in long-term deferred income taxes (net)	(564)	(1,358)
Other items—net	(702)	(267)

Net cash provided by operating activities	4,738	1,607

Cash flows from investing activities
Purchase of business (net of cash acquired)	(35,250)	—
Purchase of intangible asset	(500)	—
Property, plant and equipment expenditures	(3,816)	(1,690)
Proceeds from disposals of property, plant and equipment	21	310

Net cash used in investing activities	(39,545)	(1,380)

Cash flows from financing activities
Proceeds from borrowings	93,900	51,304
Repayments of borrowings	(59,434)	(49,800)
Common stock dividends	(1,170)	(1,169)

Net cash provided by financing activities	33,296	335

Effect of exchange rate changes on cash	58	(439)

(Decrease) increase in cash and cash equivalents	(1,453)	123
Cash and cash equivalents, beginning of period	8,954	4,093

Cash and cash equivalents, end of period	$7,501	$4,216

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.    Acquisition

On February 18, 2004, the Company acquired the assets of Waterlink, Incorporated’s (“Waterlink”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom (collectively “Waterlink Specialty Products”).

Known as Barnebey Sutcliffe in the United States and Sutcliffe Speakman in the United Kingdom, Waterlink Specialty Products is a leading provider of products, equipment, systems and services related to activated carbon and its uses for water and air purification, solvent recovery, odor control and chemical processing. The primary reasons for the Company’s acquisition of Waterlink Specialty Products and the primary reasons that contributed to a purchase price that resulted in recognition of goodwill are to complement the Company’s existing business in terms of (i) expanding its customer base; (ii) diversifying its product mix; (iii) providing access to profitable, niche markets; and (iv) enhancing profitability and cash flow.

The aggregate purchase price, including direct acquisition costs, was $36.4 million, plus the assumption of certain non-working capital liabilities amounting to $15.0 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility (see Note 10).

Exclusive of future contingent consideration, the recorded purchase price of the net assets acquired in the transaction was approximately $36.4 million. The purchase price was allocated to the net assets acquired as follows:

(in thousands)
Current assets	$22,705
Non-current assets	6,772
Intangible assets	10,153
Goodwill	18,306
Liabilities assumed	(21,546)

Total purchase price	$36,390

Allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill and deferred taxes.

The results of Waterlink have been included in the Company’s consolidated statement of operations for the period from the date of acquisition through March 31, 2004.

The following unaudited pro forma results of operations assume that Waterlink Specialty Products is included in the results of operations for the full period indicated. Such results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There are no material, nonrecurring items included in the reported pro forma results of operations.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
(in thousands except per share data)	2004	2003
	(Unaudited)
Revenues	$78,417	$79,689
Net loss	$(597)	$(1,430)
Net loss per common share
Basic and diluted	$(.02)	$(.04)

2.	Inventories:

	March 31, 2004	December 31, 2003
Raw materials	$19,424	$12,590
Finished goods	44,289	39,221

	$63,713	$51,811

3.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2004	2003
Cash paid during the period for:
Interest	$(670)	$(508)

Income taxes paid—net	$(741)	$(712)

4.	Common stock dividends of $.03 per common share were declared and paid during the quarter ended March 31, 2004. Common stock dividends declared and paid during the quarter ended March 31, 2003 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on April 20, 2004.

5.	Comprehensive loss:

	Three Months Ended March 31,
	2004	2003
Net loss	$(549)	$(1,760)
Other comprehensive income (loss)	(368)	1,173

Comprehensive loss	$(917)	$(587)

The only matters contributing to the other comprehensive loss during the three months ended March 31, 2004 was the foreign currency translation adjustment of $(386) thousand and the change in the fair value of the foreign exchange hedges of $18 thousand as described in Note 7. The only matter contributing to the other comprehensive loss during the three months ended March 31, 2003 was the foreign currency translation adjustment.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

6.    Segment Information:

In the fourth quarter of 2003, management completed a strategic planning process that included reviewing how the Company compiled and reported financial information to the Company’s Chief Operating Decision Maker for its four business segments, Activated Carbon, Service, Engineered Solutions, and Consumer.

Management concluded as part of this review that the Activated Carbon and Service segments were more appropriately reflected on a combined basis, certain equipment related service revenue and associated costs previously reported in the Engineered Solutions segment would instead be better aligned in the newly formed Carbon and Service segment and certain service equipment sales and associated costs previously reported in the Service segment would be aligned better in the Engineered Solutions segment which has been re-named the Equipment segment. As a result of the aforementioned review, beginning in the first quarter of 2004, the Company’s Chief Operating Decision Maker receives and reviews financial information in the new form. The Company’s Consumer segment was not changed and remains in the same form as it did prior to December 31, 2003. The comparative periods have been restated to conform to the change in segments.

The Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s industrial purification technologies directly to the consumer in the form of products and services including carbon cloth, activated carbon for household odors, and charcoal products.

	Three Months Ended March 31,
	2004	2003
Net Sales
Carbon and Service	$55,886	$51,196
Equipment	8,041	5,869
Consumer	7,316	6,985

	$71,243	$64,050

Income (loss) from operations before depreciation and amortization
Carbon and Service	$6,650	$5,020
Equipment	(1,958)	(1,270)
Consumer	637	(136)

	5,329	3,614
Depreciation and amortization
Carbon and Service	4,555	4,312
Equipment	320	192
Consumer	433	396

	5,308	4,900

Income (loss) from operations after depreciation and amortization	$21	$(1,286)

Reconciling items:
Interest income	209	148
Interest expense	(680)	(543)
Other expense—net	(268)	(689)

Consolidated loss before income taxes and minority interest	$(718)	$(2,370)

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
Total Assets
Carbon and Service	$257,258	$216,211
Equipment	64,162	61,111
Consumer	31,071	24,873

	$352,491	$302,195

7.    Derivative Instruments

The Company accounts for its derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. As of March 31, 2004, the Company held twenty-eight derivative instruments, which are foreign currency forward exchange contracts. The Company applied hedge accounting treatment under SFAS No. 133 for all of the foreign currency forward exchange contracts outstanding at March 31, 2004. All foreign exchange contracts held at March 31, 2004 are treated as foreign exchange cash flow hedges regarding payment for inventory purchases. Accordingly, the change in the fair market value of the effective hedge portion of the foreign exchange contracts of $18 thousand for the period ended March 31, 2004 was recorded in other comprehensive income (see Note 5). The balance of the fair market value for the effective hedge portion of the foreign exchange contracts recorded in other comprehensive income was $96 thousand as of March 31, 2004. It will be released into earnings over the next 12 months based on the timing of the sales of the underlying inventory. The release to earnings will be reflected in cost of products sold. No component of the derivatives gain or loss has been excluded from the assessment of hedge effectiveness. For the period ended March 31, 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

8.    Contingencies

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license. In the third case, the Company has pending litigation against the City of North Bay, Ontario, Canada (North Bay) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

A dispute has arisen between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and system provision of a perchlorate remediation system at the customer’s facility. During start-up operations, certain problems were discovered that prevented the system from reaching steady state operation and completion of performance testing. In accordance with the agreements, the Company has the right to remedy and correct any alleged deficiencies in the system and did formulate a remedial plan with notice to the customer that the Company would commence and diligently proceed with the plan. The customer refused to allow the Company to proceed with the plan and terminated the system provision agreement for alleged material breach. The Company believes that the system provision agreement was improperly terminated and that it is entitled to recover retainage and final payment of amounts due the Company from the customer as a result of this breach. The customer has withheld the retainage and final payment and has claimed that it is entitled to recover in excess of $20 million. No litigation has been instituted. The parties engaged in non-binding mediation during January 2004 in an attempt to resolve this dispute. As a result, in April 2004 the parties agreed to a tentative resolution which would involve payment to the customer of $5,250,000 by the Company’s insurer and an additional payment of $750,000 by the Company. The Company would also waive its right to recover the retainage and final payment under the contract, transfer certain equipment to the customer, and be released of any further obligation to perform under the contract. The Company accrued $750,000 in the first quarter of 2004 related to this matter. In the event the settlement agreement is not finalized and litigation ensues, the Company intends to vigorously defend its position and seek to recover the retainage and other moneys owed as a result of what it believes to be the improper termination by the customer. Management believes that they have adequately reserved for the tentative settlement.

The Company is a party in a case filed by the City of DeQuincy, Louisiana. The City seeks to repurchase land sold to the Company by the City as a site for a regeneration facility to be constructed by the Company. The City claims a right to repurchase the land under the terms of the agreement of sale for the original purchase price of $20,000 alleging that the Company has not timely commenced construction of the project. The Company believes that the City’s claim is without merit and that it will ultimately prevail although there can be no assurance that an adverse outcome will not occur. If required to reconvey the land, the Company estimates that it would record a charge of approximately $0.7 million relating to unrecoverable development costs associated with the reactivation project.

The Company has received a demand from the Pennsylvania Department of Environmental Protection (PADEP) that the Company reimburse PADEP for response costs the agency alleges have been taken at a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). The letter also included an unspecified demand for interest and for any future costs incurred by PADEP at the Site. The Company understands that the response costs are approximately $1.3 million. Based on information provided by the PADEP, the Site is approximately 8 acres and was used from the 1950’s until the 1960’s as a disposal site for coke or carbon sweepings and other industrial wastes. The Company has been in discussions with PADEP regarding the Company’s position that it is not the entity that disposed of materials containing the contaminants identified by PADEP at the Site and that any materials that may have been deposited by the Company’s

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

predecessor did not contain actionable levels of hazardous substances identified by PADEP. PADEP has advised the Company that it is prepared to settle the matter for payment of $475,000. The Company believes PADEP’s position is not meritorious, and the demand is unwarranted. The Company intends to continue to vigorously defend the matter.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition, which is presented as a component of noncurrent other liabilities in the Company’s March 31, 2004 consolidated balance sheet. It is reasonably possible that a change in the estimate of this obligation will occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which may change as a result of more detailed information developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The Company has not incurred any environmental remediation expense for the three months ended March 31, 2004.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At March 31, 2004, Calgon Mitsubishi Chemical Corporation has $20.7 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At March 31, 2004, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

9.    Goodwill & Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. Management has elected to do the annual impairment test on December 31st of each year. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units.

The Company used a combination of methods to determine the fair value of the intangible assets of the acquired Waterlink Specialty Products, (see Note 1), including the cost approach, the market approach, and the

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

income approach. The acquired intangible assets consist primarily of customer contracts, customer relationships, and large equipment contracts backlog and are recognized apart from goodwill. The acquired intangible assets’ useful lives are based on the expected future cash flows the Company is expected to realize and the amortization will be recognized to match the expected cash flows.

The following is the categorization of the Company’s intangible assets as of March 31, 2004 and December 31, 2003 respectively:

		March 31, 2004		December 31, 2003
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.6 Years	$1,349	$(535)	$1,349	$(513)
Customer Relationships	17.0 Years	9,323	(118)	—	—
Customer Contracts	2.0 Years	664	(43)	—	—
Large Equipment Contracts Backlog	1.0 Years	166	(21)	—	—
License Agreement	5.0 Years	500	(16)	—	—
Other	10.0 Years	498	(41)	498	(4)
Unpatented Technology	20.0 Years	2,875	(739)	2,875	(695)

Total	16.0 Years	$15,375	$(1,513)	4,722	$(1,212)

For the three months ended March 31, 2004 and 2003, the Company recognized $301 and $62 thousand, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/04	$1,962
For the year ended 12/31/05	$1,866
For the year ended 12/31/06	$1,731
For the year ended 12/31/07	$1,499
For the year ended 12/31/08	$1,257

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2004 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2004	$—	$18,306	$60	$18,366
Acquisition of Waterlink Specialty Products	17,306	1,000	—	18,306
Foreign exchange	(176)	(79)	—	(255)

Balance as of March 31, 2004	$17,130	$19,227	$60	$36,417

10.    Borrowing Arrangements

During the quarter ended March 31, 2004, the Company refinanced its United States Credit Facility. On February 18, 2004, the Company closed on a three-year $125.0 million unsecured revolving credit facility that

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

expires in February 2007. Proceeds from the new credit facility of $83.9 million were used to repay in full the outstanding balance of $50.6 million on the Company’s previous revolving credit facility and to fund $33.3 million of the purchase price for the acquisition described in Note 1. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). At the close of the new credit facility, the applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At March 31, 2004, borrowings under the facility were being charged a weighted average interest of 2.63%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

11.    Stock Compensation Plans

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

	Three Months Ended March 31
(Dollars in thousands except per share data)	2004	2003
Net loss
As reported	$(549)	$(1,760)
Stock-based compensation, net of tax effect	$(328)	$(385)
Pro forma	$(877)	$(2,145)
Net loss per common share
Basic
As reported	$(.01)	$(.05)
Pro forma	$(.02)	$(.06)
Diluted
As reported	$(.01)	$(.05)
Pro forma	$(.02)	$(.05)

12.    Integration accrual for acquired business

Since the February 18, 2004 purchase of substantially all of Waterlink’s U.S. operating assets and the stock of Waterlink’s U.K. subsidiary, the Company has been preparing a plan for integration that involves identifying redundant activities that are performed throughout the consolidated organization. Management is currently in the process of finalizing the plan which has included a review of substantially all employment positions of the acquired companies. That plan will be communicated to all affected employees upon completion and the Company will begin execution of the plan during the second quarter of 2004. Substantially all separations resulting from the Company’s integration plan are expected to be completed and benefits paid by December 31, 2004 with the remainder to be paid by December 31, 2005.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The Company has currently estimated an obligation for termination and relocation benefits of $1.2 million related to sales, administrative, engineering, and production positions of the acquired companies which was recorded on the opening balance sheet as of the date of acquisition and is presented as a component of accounts payable and accrued liabilities in the Company’s March 31, 2004 consolidated balance sheet. As of March 31, 2004, the Company has not paid nor charged any amounts against the termination and relocation reserve.

Significant changes in the number of employee separations are not expected. Any change to the Company’s original estimate of termination and relocation benefits for employees of the acquired companies as a result of the finalization of the integration plan will be recorded as an adjustment to goodwill.

13.    Pensions

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2004 and 2003:

	Three Months Ended March 31
Pension Benefits (in thousands)	2004	2003
Service cost	$677	$641
Interest cost	1,090	1,153
Expected return on plan assets	(893)	(835)
Amortization of prior service cost	118	145
Net amortization	113	96

Net periodic pension cost	$1,105	$1,200

The expected long-term rate of return on plan assets is 8.75% in 2004. The net periodic pension cost for the three months ended March 31 2004 includes $57 thousand for the acquired Waterlink Specialty Products.

Employer Contributions

In its 2003 financial statements, the Company disclosed that it expected to contribute $0.7 million to its U.S. pension plans in 2004. As of March 31, 2004, no contributions have been made. The Company expects to contribute the $0.7 million and an additional $0.6 million over the remainder of the year due to the acquisition of Waterlink Specialty Products.

For European plans, the following table provides the components of net periodic pension costs of the plans as of the periods ended March 31, 2004 and 2003:

	Three Months Ended March 31
Pension Benefits (in thousands)	2004	2003
Service cost	$188	$90
Interest cost	342	232
Expected return on plan assets	(215)	(148)
Transition amount amortization	12	—
Amortization of prior service cost	—	21
Net amortization	7	—

Net periodic pension cost	$334	$195

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The expected long-term rate of return on plan assets ranges from 5.50% to 8.00 % in 2004. The net periodic pension cost for the three months ended March 31, 2004 includes $0.1 million for the acquired Waterlink Specialty Products.

Employer Contributions

In its 2003 financial statements, the Company disclosed that it expected to contribute $0.8 million to its European pension plans in 2004. As of March 31, 2004, no contributions have been made. The Company expects to contribute the $0.8 million and an additional $0.9 million over the remainder of the year due to the acquisition of Waterlink Specialty Products.

The Company also sponsors a defined contribution pension plan for certain employees that permits employee contributions of up to 10% of eligible compensation. The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this defined contribution plan were $36 thousand and $88 thousand, respectively, for the periods ended March 31, 2004 and 2003. There were no expenses relating to the acquired Waterlink Specialty Products during the periods presented.

14.    New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003). Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before this date, the provisions are effective March 15, 2004. The Company has no variable interest entities, and, as a result, the adoption of Interpretation No. 46 had no impact on the financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted these additional disclosure requirements and included such disclosures in the footnotes to the financial statements.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations

On February 18, 2004, the Company completed the acquisition of the Specialty Products Division of Waterlink, Incorporated (WSP). The results of the acquired entity for the first quarter of 2004 are included from the date of acquisition.

In the fourth quarter of 2003, management completed a strategic planning process that included reviewing how the Company compiled and reported financial information to the Company’s Chief Operating Decision Maker for its four business segments, Activated Carbon, Service, Engineered Solutions, and Consumer.

Management concluded as part of this review that the Activated Carbon and Service segments were more appropriately reflected on a combined basis, certain equipment related service revenue and associated costs previously reported in the Engineered Solutions segment would instead be better aligned in the newly formed Carbon and Service segment and certain service equipment sales and associated costs previously reported in the Service segment would be aligned better in the Engineered Solutions segment which has been re-named the Equipment segment. As a result of the aforementioned review, beginning in the first quarter of 2004, the Company’s Chief Operating Decision Maker receives and reviews financial information in the new form. The Company’s Consumer segment was not changed and remains in the same form as it did prior to December 31, 2003. The comparative periods have been restated to conform to the change in segments (see Note 6).

Consolidated net sales increased by $7.2 million or 11.2% for the quarter ended March 31, 2004 versus the quarter ended March 31, 2003. Net sales for the quarter ended March 31, 2004 for the Carbon and Service segment increased $4.7 million or 9.2% versus the similar 2003 period. Excluding WSP sales, Carbon and Service sales declined by $1.4 million or 2.8% versus the first quarter 2003 after taking into account a $2.0 million positive impact of foreign currency translation. The first quarter 2003 had included a $2.3 million one time supply contract for a new water treatment plant in Europe. WSP contributed $6.1 million in sales to the Carbon and Service segment. Net sales for the Equipment segment increased $2.2 million or 37.0% in the first quarter 2004 versus the comparable 2003 period. The increase was primarily due to demand for systems that utilize ultraviolet light for disinfection of drinking water, $1.0 million in WSP sales and a $0.2 million positive impact of foreign currency translation. Net sales for the quarter ended March 31, 2004 for the Consumer segment increased by $0.3 million versus the quarter ended March 31, 2003. The increase was primarily due to a $0.9 million positive impact of foreign currency translation partially offset by a decrease of $0.6 million in PreZerve™ storage products. The total positive impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2004 was $3.1 million.

Gross profit, before depreciation, as a percentage of net sales was 29.8% for the quarter ended March 31, 2004 compared to 29.4% for the similar 2003 period, a 0.4% increase. The increase was mainly due to the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2004 versus the comparable 2003 period in the amount of $1.4 million as well as a favorable change in the product mix from our Japanese joint venture and charcoal operations. Partially offsetting this favorability were pricing pressures and $0.4 million of higher raw material costs in the Carbon and Service segment.

The depreciation and amortization increase of $0.5 million during the quarter ended March 31, 2004 versus the quarter ended March 31, 2003 was related primarily to the intangible amortization and additional depreciation charges resulting from the acquisition of WSP.

Selling, general and administrative expenses for the quarter ended March 31, 2004 were higher than the comparable 2003 quarter by $0.8 million. Excluding costs associated with the CEO severance of $1.9 million in

2003, this represents a $2.7 million increase. The increase was primarily related to the addition of WSP’s operating expense of $1.2 million, a $0.8 million charge related to the pending settlement of the dispute involving one of the Company’s perchlorate destruction systems, $0.5 million of foreign currency translation, and approximately $0.3 million of expenses related to the integration of WSP.

Other expense for the quarter ended March 31, 2004 decreased $0.4 million as compared to March 31, 2003. The decrease can be attributed to a $0.7 million increase in the equity income in Calgon Mitsubishi Chemical Corporation, partially offset by a $0.3 million foreign exchange loss which is related to an intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd., for the purchase of 100% of the outstanding common shares of Waterlink (UK) Limited.

Interest expense, net of interest income, for the quarter ended March 31, 2004 increased versus the quarter ended March 31, 2003 by $0.1 million. The increase in interest expense was the result of the increased debt from the acquisition.

Financial Condition

Working Capital and Liquidity

Cash flows generated from operating activities were $4.8 million for the period ended March 31, 2004 compared to cash generated from operations of $1.6 million for the comparable 2003 period. The $3.2 million increase represents a combination of improved earnings and a decrease in operating working capital (exclusive of debt) in 2004 versus the comparable 2003 period.

Common stock dividends paid during the quarter ended March 31, 2004 represented $.03 per common share which was consistent with the quarter ended March 31, 2003.

Total debt at March 31, 2004 was $88.7 million, an increase of $34.5 million from December 31, 2003. The additional borrowings were used primarily to fund the acquisition of Waterlink Specialty Products.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

During the quarter ended March 31, 2004, the Company refinanced its United States Credit Facility. On February 18, 2004, the Company closed on a three-year $125.0 million unsecured revolving credit facility that expires in February 2007. Proceeds from the new credit facility of $83.9 million were used to repay in full the outstanding balance of $50.6 million on the Company’s previous revolving credit facility and to fund $33.3 million of the purchase price for the acquisition described in Note 1. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). At the close of the new credit facility, the applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At March 31, 2004, borrowings under the facility were being charged a weighted average interest of 2.63%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

Restructuring of Operations

The Company currently has two separate restructuring plans as of the period ended March 31, 2004. The implementation of the 1998 and the 1999 plans are essentially complete except for contractual cash outlays to be made through the second quarter of 2006 primarily related to ongoing lease commitments for rental space which has been abandoned.

The restructuring reserve activity for the three months ended March 31, 2004 was:

($000)	Balance 1-1-04	Payments	Balance 3-31-04
Employee severance and termination benefit costs	$45	$0	$45
Other costs	1,150	(32)	1,118

Total reserves	$1,195	$(32)	$1,163

Management believes the reserve balances are adequate.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $3.8 million for the three months ended March 31, 2004 compared to expenditures of $1.7 million for the same period in 2003. The increase is primarily the result of the Company’s improvements to its manufacturing facilities in the amount of $1.1 million and customer capital in the amount of $0.9 million. Capital expenditures for 2004 are projected to be approximately $18.1 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluates strategic alternatives. The Company has spent $1.9 million on this project as of March 31, 2004. If management concludes that the suspension of the project is warranted, current operating results may be adversely affected by impairment charges.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated to cost approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. The activated carbon line and associated equipment has a net book value of approximately $2.6 million, while the affected equipment has a net book value of approximately $0.1 million. Management has not concluded its plan of action for compliance related to this activated carbon line; however, if it is determined that a shutdown of the activated carbon line for other than a temporary period is warranted, current operating results may be adversely affected by impairment charges.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7 to the unaudited interim Consolidated Financial Statements contained herein.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 20, 2004. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:

	Votes For	Votes Withheld
Class of 2007

Robert W. Cruickshank	34,397,155	1,178,934
Thomas A. McConomy	29,093,801	6,482,288
Julie S. Roberts	34,897,420	678,669

Class of 2006

John S. Stanik	34,511,491	1,064,598

Ratification of Deloitte & Touche LLP as Independent Auditors for 2004:

Votes For	Votes Withheld
34,466,063	179,044

Item 6.    Exhibits and Reports on Form 8-K

(c) Exhibits

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d) Reports on Form 8-K

A report on Form 8-K, dated February 4, 2004 which furnished information filed under Item 12. Results of Operations and Financial Condition announcing Calgon Carbon selected as highest and best bidder for Waterlink Specialty Products’ assets.

A report on Form 8-K, dated February 6, 2004 which furnished information filed under Item 12. Results of Operations and Financial Condition detailing the Company’s fourth quarter 2003 results.

A report on Form 8-K, dated February 10, 2004 which furnished information filed under Item 5. Other Events announcing the Court approval of the Sale of Waterlink Specialty Products to Calgon Carbon.

A report on Form 8-K, dated February 19, 2004 which furnished information filed under Item 5. Other Events announcing the Company completes sale of Waterlink Specialty Products.

A report on Form 8-K, dated February 18, 2004 and filed on March 4, 2004 which furnished information filed under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits detailing the Purchase Agreement among Waterlink Incorporated and Barnebey Sutcliffe Corporation, collectively, as seller, and Calgon Carbon Corporation, as buyer.

A report on Form 8-K/A, dated February 20, 2004 which furnished information filed under Item 5. Other Events announcing the Company completes purchase of Waterlink Specialty Products.

A report on Form 8-K, dated March 2, 2004 which furnished information filed under Item 5. Other Events releasing information on the Waterlink Acquisition.

A report on Form 8-K/A, dated March 5, 2004 which furnished information filed under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits detailing the Purchase Agreement among Waterlink Incorporated and Barnebey Sutcliffe Corporation collectively, as seller, and Calgon Carbon Corporation, as buyer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

/s/ LEROY M. BALL
Leroy M. Ball Vice President, Chief Financial Officer

Date: April 30, 2004