Form 10-Q
period 2004-06-30
CALGON CARBON CORPORATION
filed 2004-08-04
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock, $.01 par value	39,034,575 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

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

In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$97,126	$78,085	$168,369	$142,135

Cost of products sold (excluding depreciation)	69,377	53,738	119,389	98,969
Depreciation and amortization	5,848	4,889	11,156	9,789
Selling, general and administrative expenses	14,754	13,665	29,691	27,840
Research and development expenses	936	994	1,901	2,024

	90,915	73,286	162,137	138,622

Income from operations	6,211	4,799	6,232	3,513

Interest income	160	168	369	316
Interest expense	(822)	(653)	(1,502)	(1,196)
Equity in income of Calgon Mitsubishi Chemical Corporation	397	233	917	58
Other expense—net	(900)	(727)	(1,688)	(1,241)

Income before income taxes and minority interest	5,046	3,820	4,328	1,450

Income tax provision	807	840	649	319

Income before minority interest	4,239	2,980	3,679	1,131

Minority interest	10	12	21	101

Net income	4,249	2,992	3,700	1,232

Common stock dividends	(1,171)	(1,170)	(2,341)	(2,339)
Retained earnings, beginning of period	109,882	108,866	111,601	111,795

Retained earnings, end of period	$112,960	$110,688	$112,960	$110,688

Net income per common share
Basic and diluted	$.11	$.08	$.09	$.03

Weighted average shares outstanding
Basic	39,035,350	38,996,325	39,029,833	38,990,426

Diluted	39,282,537	39,092,940	39,343,920	39,063,975

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$8,906	$8,954
Receivables (net of allowance of $3,953 and $3,736)	66,496	46,133
Revenue recognized in excess of billings on uncompleted contracts	9,582	10,697
Inventories (net of allowance of $1,534 and $694)	58,356	51,811
Deferred income taxes—current	9,056	9,056
Other current assets	5,276	4,457

Total current assets	157,672	131,108

Property, plant and equipment, net	131,533	128,956
Investment in Calgon Mitsubishi Chemical Corporation	8,229	6,798
Intangibles	13,366	3,510
Goodwill	36,310	18,366
Deferred income taxes—long term	9,976	9,976
Other assets	2,342	3,481

Total assets	$359,428	$302,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$604	$604
Accounts payable and accrued liabilities	40,464	32,763
Billings in excess of revenue recognized on uncompleted contracts	3,211	1,339
Payroll and benefits payable	9,972	8,022
Accrued income taxes	9,306	9,727

Total current liabilities	63,557	52,455

Long-term debt	86,000	53,600
Deferred income taxes—long term	10,895	11,817
Other liabilities	36,309	22,171

Total liabilities	196,761	140,043

Minority interest	341	279

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 41,821,833 and 41,793,683 shares issued	418	418
Additional paid-in capital	64,861	64,669
Retained earnings	112,960	111,601
Accumulated other comprehensive income	11,216	12,314

	189,455	189,002
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	162,326	161,873

Total liabilities and shareholders’ equity	$359,428	$302,195

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$3,700	$1,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,156	9,789
Equity in income of Calgon Mitsubishi Chemical Corporation	(917)	(58)
Employee benefit plan provisions	1,823	2,555
Changes in assets and liabilities—net of effects from purchase of business, foreign exchange and non-cash restructuring:
Increase in receivables	(10,185)	(4,894)
Decrease in inventories	3,617	142
Decrease in other current assets	1,138	486
Increase in accounts payable and accruals	8,646	1,984
Decrease in long-term deferred income taxes (net)	(6,134)	(1,506)
Other items—net	(174)	(628)

Net cash provided by operating activities	12,670	9,102

Cash flows from investing activities
Purchase of business (net of cash acquired)	(35,374)	—
Purchase of intangible assets	(665)	—
Property, plant and equipment expenditures	(6,991)	(4,247)
Proceeds from disposals of property, plant and equipment	110	270

Net cash used in investing activities	(42,920)	(3,977)

Cash flows from financing activities
Proceeds from borrowings	119,200	70,404
Repayments of borrowings	(86,857)	(71,300)
Common stock dividends	(2,341)	(2,339)

Net cash provided by (used in) financing activities	30,002	(3,235)

Effect of exchange rate changes on cash	200	(446)

(Decrease) increase in cash and cash equivalents	(48)	1,444
Cash and cash equivalents, beginning of period	8,954	4,093

Cash and cash equivalents, end of period	$8,906	$5,537

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

Known as Barnebey Sutcliffe in the United States and Sutcliffe Speakman in the United Kingdom, Waterlink Specialty Products was a leading provider of products, equipment, systems and services related to activated carbon and its uses for water and air purification, solvent recovery, odor control and chemical processing. The primary reasons for the Company’s acquisition of Waterlink Specialty Products and the primary reasons that contributed to a purchase price that resulted in recognition of goodwill are to complement the Company’s existing business in terms of (i) expanding its customer base; (ii) diversifying its product mix; (iii) providing access to profitable, niche markets; and (iv) enhancing profitability and cash flow.

The aggregate purchase price, including direct acquisition costs, was $36.5 million, plus the assumption of certain non-working capital liabilities amounting to $15.0 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility (see Note 10).

The recorded purchase price of the net assets acquired in the transaction was approximately $36.5 million. The purchase price was allocated to the net assets acquired as follows:

(in thousands)
Current assets	$22,705
Non-current assets	6,772
Intangible assets	10,153
Goodwill	18,430
Liabilities assumed	(21,546)

Total purchase price	$36,514

Allocation of the purchase price to the assets acquired and liabilities assumed has been preliminarily completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill and deferred taxes.

The results of Waterlink have been included in the Company’s consolidated statement of operations for the period from the date of acquisition through June 30, 2004.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The following unaudited pro forma results of operations assume that Waterlink Specialty Products is included in the results of operations for the full periods indicated. Such results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There are no material, nonrecurring items included in the reported pro forma results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(in thousands except per share data)	(Unaudited)		(Unaudited)
Revenues	$97,126	$96,159	$175,543	$175,848
Net income	$4,249	$4,076	$3,652	$2,646
Net income per common share
Basic and diluted	$.11	$.10	$.09	$.07

2.    Inventories:

	June 30, 2004	December 31, 2003
Raw materials	$17,942	$12,590
Finished goods	40,414	39,221

	$58,356	$51,811

3.    Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2004	2003
Cash paid during the period for:
Interest	$(808)	$(1,197)

Income taxes paid—net	$(1,228)	$(929)

4.    Dividends:

Common stock dividends of $.03 per common share were declared and paid during the quarter ended June 30, 2004. Common stock dividends declared and paid during the quarter ended June 30, 2003 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on July 26, 2004.

5.    Comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$4,249	$2,992	$3,700	$1,232
Other comprehensive income (loss)	(730)	2,417	(1,098)	3,590

Comprehensive income	$3,519	$5,409	$2,602	$4,822

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The major component contributing to the other comprehensive income (loss) during the three and six months ended June 30, 2004 was the foreign currency translation adjustment of $(0.8) million and $(1.1) million. The only matter contributing to the other comprehensive income during the three and six months ended June 30, 2003 was the foreign currency translation adjustment.

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

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Carbon and Service	$67,596	$56,810	$123,482	$108,005
Equipment	16,629	9,071	24,670	14,940
Consumer	12,901	12,204	20,217	19,190

	$97,126	$78,085	$168,369	$142,135

Income (loss) from operations before depreciation and amortization
Carbon and Service	$10,028	$8,559	$16,678	$13,572
Equipment	726	(399)	(1,233)	(1,669)
Consumer	1,305	1,528	1,943	1,399

	12,059	9,688	17,388	13,302
Depreciation and amortization
Carbon and Service	4,938	4,256	9,493	8,567
Equipment	450	199	770	391
Consumer	460	434	893	831

	5,848	4,889	11,156	9,789

Income from operations after depreciation and amortization	$6,211	$4,799	$6,232	$3,513

Reconciling items:
Interest income	160	168	369	316
Interest expense	(822)	(653)	(1,502)	(1,196)
Equity in income of Calgon Mitsubishi Chemical Corporation	397	233	917	58
Other expense—net	(900)	(727)	(1,688)	(1,241)

Consolidated income before income taxes and minority interest	$5,046	$3,820	$4,328	$1,450

	June 30, 2004	December 31, 2003
Total Assets
Carbon and Service	$263,380	$216,211
Equipment	66,014	61,111
Consumer	30,034	24,873

	$359,428	$302,195

7.    Derivative Instruments

The Company accounts for its derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. As of June 30, 2004, the Company held nineteen derivative instruments of which eighteen were foreign currency forward exchange contracts and one foreign currency swap. The Company applied hedge accounting treatment under SFAS No. 133 for all of the foreign currency exchange contracts and the foreign currency swap.

All foreign currency exchange forward contracts are treated as foreign exchange cash flow hedges for intercompany inventory purchases. Accordingly, the changes in the fair market value of the effective hedge portion of the foreign exchange forward contracts of $0.1 million for the three and six month periods ended June 30, 2004 was recorded in other comprehensive income (loss). The balance of the fair market value for the effective hedge portion of the foreign exchange contracts recorded in accumulated other comprehensive income was $18 thousand as of June 30, 2004. It will be released into earnings over the next 12 months based on the timing of the sales of the underlying inventory. The release to earnings will be reflected in cost of products sold.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair market value of the effective hedge portion the foreign currency swap of ($0.1) million for the three and six month periods ended June 30, 2004 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in accumulated other comprehensive income was $0.1 million as of June 30, 2004.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the three and six month periods needed June 30, 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. (Wedeco) filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al in the United States District Court for the Western District of New York alleging that the defendant is practicing

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

the method claimed within the U.S. Patents without a license. In the third case, the Company has pending litigation against the City of North Bay, Ontario, Canada (North Bay) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

A dispute has arisen between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and system provision of a perchlorate remediation system at the customer’s facility. During start-up operations, certain problems were discovered that prevented the system from reaching steady state operation and completion of performance testing. In accordance with the agreements, the Company had the right to remedy and correct any alleged deficiencies in the system and did formulate a remedial plan with notice to the customer that the Company would commence and diligently proceed with the plan. The customer refused to allow the Company to proceed with the plan and terminated the system provision agreement for alleged material breach. The Company believes that the system provision agreement was improperly terminated and that it is entitled to recover retainage and final payment of amounts due the Company from the customer as a result of this breach. The customer has withheld the retainage and final payment and has claimed that it is entitled to recover in excess of $20 million. No litigation has been instituted. In April 2004, the parties agreed to a tentative resolution which would involve payment to the customer of $5,250,000 by the Company’s insurer and an additional payment of $750,000 by the Company. The Company would also waive its right to recover the retainage and final payment under the contract, transfer certain equipment to the customer, and be released of any further obligation to perform under the contract. The Company accrued $750,000 in the first quarter of 2004 related to this matter. The parties have concluded negotiations of a definitive settlement agreement. The Company expects the settlement agreement to be signed before the end of August 2004; however, in the event the settlement agreement is not finalized and litigation ensues, the Company intends to vigorously defend its position and seek to recover the retainage and other moneys owed as a result of what it believes to be the improper termination by the customer. Management believes that they have adequately reserved for the tentative settlement.

The Company is a party in a case filed by the City of DeQuincy, Louisiana (the “City”). The City seeks to repurchase land sold to the Company by the City as a site for a regeneration facility to be constructed by the Company. The City claims a right to recover title to the land under the terms of the agreement of sale upon repayment of the original purchase price of $20,000; the claim is predicated on its assertion that the Company has not timely commenced construction of the project. The Company believes that the City’s claim is without merit and that it will ultimately prevail although there can be no assurance that an adverse outcome will not occur. If the Company is required to reconvey its interest in the land, it estimates that it would record a charge of approximately $0.7 million relating to unrecoverable development costs associated with the reactivation project. Management continues to evaluate the strategic alternatives regarding this facility as discussed in the Capital Expenditures and Investments Section of Item 2 of this report.

The Company has received a demand from the Pennsylvania Department of Environmental Protection (PADEP) that the Company reimburse PADEP for response costs the agency alleges have been taken at a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). The letter also included an unspecified demand for interest and for any future costs incurred by PADEP at the Site. The Company understands that the response costs are approximately $1.3 million. Based on information provided by the PADEP, the Site is approximately 8 acres and was used from the 1950’s until the 1960’s as a disposal site for coke or carbon sweepings and other industrial wastes. The Company has been in discussions with PADEP regarding the Company’s position that it is not the entity that disposed of materials containing the contaminants

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

identified by PADEP at the Site and that any materials that may have been deposited by the Company’s predecessor did not contain actionable levels of hazardous substances identified by PADEP. PADEP has advised the Company that it is prepared to settle the matter for payment of $475,000. The Company believes PADEP’s position is not meritorious, and the demand is unwarranted. The Company intends to continue to vigorously defend the matter.

In June, the Company received a settlement of $0.5 million from Koninklijke Pannevis B.V. (Pannevis) et al. relating to a November 2002 judgment in the District Court of the Hague in the Netherlands finding Pannevis in violation of infringing one of the Company’s ion exchange patents. As part of the settlement, the Company has dropped its outstanding litigation against Pannevis regarding the aforementioned patent which expires in 2004.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition, which is presented as a component of noncurrent other liabilities in the Company’s June 30, 2004 consolidated balance sheet. It is reasonably possible that a change in the estimate of this obligation will occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which may change as a result of more detailed information developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The environmental remediation expense that the Company incurred and paid for the three and six months ended June 30, 2004 was not material.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At June 30, 2004, Calgon Mitsubishi Chemical Corporation has $22.0 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At June 30, 2004, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

9.    Goodwill & Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

impairment at least annually. Management has elected to do the annual impairment test on December 31st of each year. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units.

The Company used a combination of methods to determine the fair value of the intangible assets of the acquired Waterlink Specialty Products, (see Note 1), including the cost approach, the market approach, and the income approach. The acquired intangible assets consist primarily of customer contracts, customer relationships, and large equipment contracts backlog and are recognized apart from goodwill. The acquired intangible assets’ useful lives are based on the expected future cash flows the Company is expected to realize and the amortization will be recognized to match the expected cash flows.

The following is the categorization of the Company’s intangible assets as of June 30, 2004 and December 31, 2003 respectively:

	Weighted Average Amortization Period	June 30, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.6 Years	$1,349	$(560)	$1,349	$(513)
Customer Relationships	17.0 Years	9,323	(496)	—	—
Customer Contracts	2.0 Years	664	(162)	—	—
Large Equipment Contracts Backlog	1.0 Years	166	(81)	—	—
License Agreement	5.0 Years	500	(67)	—	—
Other	10.0 Years	663	(27)	498	(4)
Unpatented Technology	20.0 Years	2,875	(781)	2,875	(695)

Total	16.0 Years	$15,540	$(2,174)	$4,722	$(1,212)

For the three and six months ended June 30, 2004, the Company recognized $661 and $962 thousand, respectively, of amortization expense. For the three and six months ended June 30, 2003, the Company recognized $61 and $123 thousand, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/04	$2,049
For the year ended 12/31/05	$1,926
For the year ended 12/31/06	$1,731
For the year ended 12/31/07	$1,499
For the year ended 12/31/08	$1,257

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2004 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2004	$—	$18,306	$60	$18,366
Acquisition of Waterlink Specialty Products	17,430	1,000	—	18,430
Foreign exchange	(275)	(211)	—	(486)

Balance as of June 30, 2004	$17,155	$19,095	$60	$36,310

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

10.    Borrowing Arrangements

During the quarter ended March 31, 2004, the Company refinanced its United States Credit Facility. On February 18, 2004, the Company closed on a three-year $125.0 million unsecured revolving credit facility that expires in February 2007. Proceeds from the new credit facility of $83.9 million were used to repay in full the outstanding balance of $50.6 million on the Company’s previous revolving credit facility and to fund $33.3 million of the purchase price for the acquisition described in Note 1. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). At the close of the new credit facility, the applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At June 30, 2004, borrowings under the facility were being charged a weighted average interest of 2.87%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2004	2003	2004	2003
Net income
As reported	$4,249	$2,992	$3,700	$1,232
Stock-based compensation, net of tax effect	$(407)	$213	$(735)	$(172)

Pro forma	$3,842	$3,223	$2,965	$1,060

Weighted average shares outstanding
Basic	39,035,350	38,996,325	39,029,833	38,990,426
Effect of dilutive securities	247,187	96,615	314,087	73,549

Diluted	39,282,537	39,092,940	39,343,920	39,063,975

Net income per common share
Basic and Diluted
As reported	$.11	$.08	$.09	$.03
Pro forma	$.10	$.08	$.08	$.03

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

12.    Integration accrual for acquired business

At the time of its acquisition of substantially all of Waterlink’s U.S. operating assets and the stock of Waterlink’s U.K. subsidiary, the company had begun to formulate a plan for eliminating redundant activities and reviewing substantially all employment positions at the acquired companies. Subsequent to the acquisition, the preliminary plan was communicated to all affected employees and the Company began the execution of the plan. Management has finalized the plan and substantially all separations resulting from the integration plan are expected to be completed and benefits paid by December 31, 2004 with the remainder to be paid by December 31, 2005.

The Company has currently estimated an obligation for termination and relocation benefits of $1.1 million related to sales, administrative, engineering, and production positions of the acquired companies which was recorded on the opening balance sheet as of the date of acquisition and is presented as a component of accounts payable and accrued liabilities in the Company’s June 30, 2004 consolidated balance sheet. As of June 30, 2004, the amounts that the Company paid and charged against the termination and relocation reserve were not material.

Significant changes in the number of employee separations are not expected. Any change to the Company’s original estimate of termination and relocation benefits for employees of the acquired companies as a result of the finalization of the integration plan will be recorded as an adjustment to goodwill.

13.    Pensions

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Costs (in thousands)	2004	2003	2004	2003
Service cost	$707	$641	$1,384	$1,282
Interest cost	1,110	1,153	2,200	2,306
Expected return on plan assets	(947)	(835)	(1,840)	(1,670)
Amortization of prior service cost	118	145	236	290
Net amortization	80	96	193	192

Net periodic pension cost	$1,068	$1,200	$2,173	$2,400

The expected long-term rate of return on plan assets is 8.75% in 2004. The net periodic pension cost for the three and six months ended June 30 2004 includes $122 thousand and $179 thousand, respectively, for the acquired Waterlink Specialty Products.

Employer Contributions

In its 2003 financial statements, the Company disclosed that it expected to contribute $0.7 million to its U.S. pension plans in 2004. As of June 30, 2004, the Company has contributed $0.2 million to its U.S. pension plans. As a result of the February 2004 acquisition of Waterlink Specialty Products (WSP) which included the assumption of WSP’s U.S. pension liabilities, the Company has revised the estimate of expected pension contributions to its U.S. pension plans in 2004 to $1.3 million.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Costs (in thousands)	2004	2003	2004	2003
Service cost	$173	$99	$361	$188
Interest cost	340	254	682	486
Expected return on plan assets	(216)	(163)	(431)	(311)
Transition amount amortization	12	—	25	—
Net amortization	7	24	13	45

Net periodic pension cost	$315	$214	$649	$408

The expected long-term rate of return on plan assets ranges from 5.50% to 8.00% in 2004. The net periodic pension cost for the three and six months ended June 30, 2004 includes $0.1 million and $0.2 million, respectively, for the acquired Waterlink Specialty Products.

Employer Contributions

In its 2003 financial statements, the Company disclosed that it expected to contribute $0.8 million to its European pension plans in 2004. As of June 30, 2004, the Company has contributed $0.2 million to its European pension plans. As a result of the February 2004 acquisition of WSP which included the assumptions of WSP’s U.K. pension liabilities, the Company has revised the estimate of expected pension contributions to its European pension plans in 2004 to $1.7 million.

The Company also sponsors a defined contribution pension plan for certain employees that permits employee contributions of up to 10% of eligible compensation. The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this defined contribution plan were $37 thousand and $33 thousand, respectively, for the three months ended June 30, 2004 and 2003 and $73 thousand and $121 thousand for the six months ended June 30, 2004 and 2003. There were no expenses relating to the acquired Waterlink Specialty Products during the periods presented.

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

Results of Operations

On February 18, 2004, the Company completed the acquisition of the Specialty Products Division of Waterlink, Incorporated (WSP). The results of the acquired entity are included in the Company’s financial statements from the date of acquisition.

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

Consolidated net sales increased $19.0 million or 24.4% and $26.2 million or 18.5% for the quarter and year-to-date periods ended June 30, 2004, respectively, versus the quarter and year-to-date periods ended June 30, 2003. Net sales for the Carbon and Service segment increased by $10.8 million or 19.0% versus the quarter ended June 30, 2003 and $15.5 million or 14.3% versus the year-to-date period June 30, 2003. Waterlink Specialty Products (WSP) contributed $13.0 million and $19.0 million, respectively, for the quarter and year-to-date periods ended June 30, 2004. Foreign currency translation had a positive impact of $1.6 million and $3.7 million, respectively, versus the quarter and year-to-date periods ended June 30, 2003. Partially offsetting this favorability for the quarter and year-to-date periods were two large carbon municipal fills in Europe and Asia that occurred during the first and second quarters of 2003. Net sales for the Equipment segment increased $7.6 million or 83.3% versus the quarter ended June 30, 2003 and $9.7 million or 65.1% versus the year-to-date period June 30, 2003. The increase was primarily due to stronger sales for solvent recovery, ion exchange, and ultraviolet light systems versus the quarter and year-to-date periods ended June 30, 2003. WSP sales contributed $2.1 million and $3.1 million, respectively, for the quarter and year-to-date periods ended June 30, 2004. Net sales for the Consumer segment increased $0.7 million or 5.7% versus the quarter ended June 30, 2003 and $1.0 million or 5.4% versus the year-to-date period June 30, 2003. The increase in both periods was primarily due to the positive impact of foreign currency translation of $0.8 million and $1.7 million, respectively. Partially offsetting this favorability was a decrease in sales of PreZerve™ storage products of $0.2 million and $0.8 million versus the quarter and year-to-date periods ended June 30, 2003. The total positive impact of foreign currency translation on consolidated sales for the quarter and year-to-date periods ended June 30, 2004 was $2.6 million and $5.7 million, respectively.

Gross profit, before depreciation, as a percentage of net sales for the quarter ended June 30, 2004 was 28.6% as compared to 31.2% for the similar 2003 period, a 2.6 percentage point decrease. This decrease was mainly due to product mix, the addition of WSP’s lower margin business, and competitive pricing pressures in the carbon and service segment. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 29.1% as compared to 30.4% for the similar 2003 period, a 1.3 percentage point decrease. Higher raw material costs of $0.5 million, the addition of WSP’s lower margin business, product mix and competitive pricing pressures in the carbon and service segment adversely impacted the year-to-date 2004 results.

Depreciation and amortization increased $1.0 million and $1.4 million, respectively, versus the quarter and year-to-date periods ended June 30, 2003 primarily due to the intangible amortization and additional depreciation charges resulting from the acquisition of WSP.

Selling, general and administrative expenses for the quarter ended June 30, 2004 were higher than the comparable 2003 period by $1.1 million. The increase was mainly due to the addition of WSP’s selling, general and administrative expenses of $2.3 million partially offset by $0.5 million decrease in employee related costs and the receipt of a $0.5 million settlement of a patent litigation suit filed by the Company in the Netherlands for infringement of its patent relating to ion exchange technology. For the year-to-date period, selling, general and administrative expenses increased $1.9 million versus the comparable 2003 period. Excluding costs associated with the CEO severance of $1.9 million in 2003, this represents a $3.8 million increase. The increase was primarily related to the addition of WSP’s operating expenses of $3.6 million, a $0.8 million charge related to the pending settlement of a dispute involving one of the Company’s perchlorate destruction systems, $0.6 of foreign currency translation and $0.6 million of expenses related to the integration of WSP partially offset by the aforementioned receipt of a $0.5 million settlement of a patent litigation suit.

Research and development expenses for the quarter and year-to-date periods ended June 30, 2004 were comparable with the similar 2003 periods.

Equity income in Calgon Mitsubishi Chemical Corporation increased $0.2 million and $0.9 million versus the quarter and year-to-date periods ended June 30, 2003 primarily due to the favorable settlement of a dispute with a raw material vendor and a large initial municipal fill that occurred in early 2004.

Other expense for the quarter and year-to-date periods ended June 30, 2004 increased $0.2 million and $0.4 million versus the similar 2003 periods primarily due to a foreign exchange loss which is related to an intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd., for the purchase of 100% of the outstanding common shares of Waterlink (UK) Limited.

Interest expense, net of interest income, for the quarter and year-to-date periods ended June 30, 2004 increased $0.2 million and $0.3 million, respectively as a result of the increased debt from the acquisition of WSP.

Financial Condition

Working Capital and Liquidity

Cash flows generated from operating activities were $12.7 million for the six month period ended June 30, 2004 compared to cash generated from operations of $9.1 million for the comparable 2003 period. The $3.6 million increase represents a combination of improved earnings and a decrease in operating working capital (exclusive of debt) in 2004 versus the comparable 2003 period.

Common stock dividends paid during the quarter ended June 30, 2004 represented $.03 per common share which was consistent with the quarter ended June 30, 2003.

Total debt at June 30, 2004 was $86.6 million, an increase of $32.4 million from December 31, 2003. The additional borrowings were used primarily to fund the acquisition of Waterlink Specialty Products.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

During the quarter ended March 31, 2004, the Company refinanced its United States Credit Facility. On February 18, 2004, the Company closed on a three-year $125.0 million unsecured revolving credit facility that expires in February 2007. Proceeds from the new credit facility of $83.9 million were used to repay in full the outstanding balance of $50.6 million on the Company’s previous revolving credit facility and to fund $33.3 million of the purchase price for the acquisition described in Note 1. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). At the close of the new credit facility, the applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At June 30, 2004, borrowings under the facility were being charged a weighted average interest of 2.87%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $7.0 million for the six months ended June 30, 2004 compared to expenditures of $4.2 million for the same period in 2003. The 2004 spending is primarily comprised of improvements to the Company’s manufacturing facilities in the amount of $4.0 million and customer capital in the amount of $2.1 million. Capital expenditures for 2004 are projected to be approximately $15.0 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluates strategic alternatives. The Company has spent $2.0 million on this project as of June 30, 2004. If management concludes that the suspension of the project is warranted, current operating results may be adversely affected by impairment charges.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated to cost approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. The activated carbon line and associated equipment has a net book value of approximately $2.3 million, while the affected equipment has a net book value of approximately $0.1 million. Management has not concluded its plan of action for compliance related to this activated carbon line.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2004 that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the unaudited interim Consolidated Financial Statements contained herein.

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

A report on Form 8-K, dated April 20, 2004 which furnished information filed under Item 12. Results of Operations and Financial Condition announcing the Company’s first quarter 2004 results.

A report on Form 8-K, dated April 22, 2004 which furnished information filed under Item 9. Regulation FD Disclosure announcing a change in the Company’s segment reporting.

A report on Form 8-K/A, dated May 3, 2004 which furnished information under Item 2. Acquisition or Disposition of Assets and Item 7. Financial statements and exhibits detailing the pro-forma financial information as a result of the Waterlink acquisition.

A report on Form 8-K, dated May 24, 2004 under Item 5. Other Events announcing the Company’s UV successes.

A report on Form 8-K, dated June 10, 2004 which furnished information under Item 5. Other Events announcing Michael J. Mocniak promoted to Senior Vice President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)

/s/ LEROY M. BALL
Leroy M. Ball
Vice President, Chief Financial Officer

Date: August 4, 2004