Form 10-Q
period 2004-09-30
CALGON CARBON CORPORATION
filed 2004-11-09
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $.01 par value	39,072,175 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED September 30, 2004

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

In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$82,997	$66,563	$251,366	$208,698

Cost of products sold (excluding depreciation)	60,234	46,566	179,623	145,535
Depreciation and amortization	5,656	4,745	16,812	14,534
Selling, general and administrative expenses	13,310	12,104	43,001	39,944
Research and development expenses	927	982	2,828	3,006

	80,127	64,397	242,264	203,019

Income from operations	2,870	2,166	9,102	5,679

Interest income	160	192	529	508
Interest expense	(930)	(584)	(2,432)	(1,780)
Equity in income (loss) of Calgon Mitsubishi Chemical Corporation	(69)	(20)	848	38
Other expense—net	(895)	(250)	(2,583)	(1,491)

Income before income taxes and minority interest	1,136	1,504	5,464	2,954

Income tax (benefit) provision	(103)	331	546	650

Income before minority interest	1,239	1,173	4,918	2,304

Minority interest	27	47	48	148

Net income	1,266	1,220	4,966	2,452

Common stock dividends	(1,171)	(1,170)	(3,512)	(3,509)
Retained earnings, beginning of period	112,960	110,688	111,601	111,795

Retained earnings, end of period	$113,055	$110,738	$113,055	$110,738

Net income per common share
Basic and diluted	$.03	$.03	$.13	$.06

Weighted average shares outstanding
Basic	39,054,207	39,006,425	39,038,017	38,998,098

Diluted	39,366,805	39,232,543	39,351,604	39,123,062

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,948	$8,954
Receivables (net of allowance of $4,613 and $3,736)	60,098	46,133
Revenue recognized in excess of billings on uncompleted contracts	11,438	10,697
Inventories (net of allowance of $1,534 and $694)	60,044	51,811
Deferred income taxes—current	10,172	9,056
Other current assets	6,041	4,457

Total current assets	152,741	131,108

Property, plant and equipment, net	131,084	128,956
Investment in Calgon Mitsubishi Chemical Corporation	8,016	6,798
Intangibles	12,781	3,510
Goodwill	36,753	18,366
Deferred income taxes—long term	8,434	9,976
Other assets	3,695	3,481

Total assets	$353,504	$302,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$604	$604
Accounts payable and accrued liabilities	36,271	31,568
Billings in excess of revenue recognized on uncompleted contracts	1,629	1,339
Restructuring reserve	695	1,195
Payroll and benefits payable	9,195	8,022
Accrued income taxes	9,479	9,727

Total current liabilities	57,873	52,455

Long-term debt	84,900	53,600
Deferred income taxes—long term	11,481	11,817
Other liabilities	35,103	22,171

Total liabilities	189,357	140,043

Minority interest	346	279

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 41,859,433 and 41,793,683 shares issued	418	418
Additional paid-in capital	64,958	64,669
Retained earnings	113,055	111,601
Accumulated other comprehensive income	12,499	12,314

	190,930	189,002
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	163,801	161,873

Total liabilities and shareholders’ equity	$353,504	$302,195

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$4,966	$2,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,812	14,534
Equity in income of Calgon Mitsubishi Chemical Corporation	(848)	(38)
Employee benefit plan provisions	2,971	3,384
Changes in assets and liabilities—net of effects from purchase of business, foreign exchange and non-cash restructuring:
(Increase) decrease in receivables	(3,438)	777
Decrease in inventories	2,254	1,039
Increase in other current assets	(2,618)	(1,993)
Decrease in restructuring reserve	(471)	(347)
Increase (decrease) in accounts payable and accruals	4,396	(1,760)
Decrease in long-term deferred income taxes (net)	(5,466)	(1,936)
Decrease in accrued pensions	(4,279)	(6,415)
Other items—net	742	1,722

Net cash provided by operating activities	15,021	11,419

Cash flows from investing activities
Purchase of business (net of cash acquired)	(35,422)	—
Purchase of intangible assets	(667)	—
Property, plant and equipment expenditures	(11,442)	(6,292)
Proceeds from disposals of property, plant and equipment	437	453

Net cash used in investing activities	(47,094)	(5,839)

Cash flows from financing activities
Proceeds from borrowings	142,700	90,604
Repayments of borrowings	(111,457)	(89,900)
Common stock dividends	(3,512)	(3,509)

Net cash provided by (used in) financing activities	27,731	(2,805)

Effect of exchange rate changes on cash	336	(699)

(Decrease) increase in cash and cash equivalents	(4,006)	2,076
Cash and cash equivalents, beginning of period	8,954	4,093

Cash and cash equivalents, end of period	$4,948	$6,169

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.    Acquisition

On February 18, 2004, the Company acquired substantially all of the assets of Waterlink, Incorporated’s (“Waterlink”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom (collectively “Waterlink Specialty Products”).

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

The aggregate purchase price, including direct acquisition costs, was $36.6 million, plus the assumption of certain non-working capital liabilities amounting to $15.0 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility (see Note 10).

The recorded purchase price of the net assets acquired in the transaction was approximately $36.6 million. The purchase price was allocated to the net assets acquired as follows:

(in thousands)
Current assets	$22,705
Non-current assets	6,772
Intangible assets	10,153
Goodwill	18,478
Liabilities assumed	(21,546)

Total purchase price	$36,562

Allocation of the purchase price to the assets acquired and liabilities assumed has not yet been completed for this acquisition. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the date of acquisition, and could principally impact goodwill and deferred taxes.

The results of Waterlink have been included in the Company’s consolidated statement of operations for the period from the date of acquisition through September 30, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(in thousands except per share data)	(Unaudited)		(Unaudited)
Revenues	$82,997	$85,155	$258,540	$261,003
Net income	$1,266	$2,809	$4,918	$5,455
Net income per common share:
Basic and diluted	$.03	$.07	$.13	$.14

2.    Inventories:

	September 30, 2004	December 31, 2003
Raw materials	$15,195	$12,590
Finished goods	44,849	39,221

	$60,044	$51,811

3.    Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2004	2003
Cash paid during the period for:
Interest	$(2,392)	$(1,762)

Income taxes—net	$(1,416)	$(1,180)

4.    Dividends:

Common stock dividends of $.03 per common share were declared and paid during the quarter ended September 30, 2004. Common stock dividends declared and paid during the quarter ended September 30, 2003 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on October 21, 2004.

5.    Comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,266	$1,220	$4,966	$2,452
Other comprehensive income	1,283	501	185	4,091

Comprehensive income	$2,549	$1,721	$5,151	$6,543

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The only matters contributing to the other comprehensive income during the three and nine months ended September 30, 2004 was the foreign currency translation adjustment of $1.4 million and $0.3 million, respectively, and the changes in the fair value of derivative instruments (see note 7) of $(0.1) million and $(0.1) million, respectively. The only matter contributing to the other comprehensive income during the three and nine months ended September 30, 2003 was the foreign currency translation adjustment.

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

The Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that primarily utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s industrial purification technologies directly to the consumer in the form of products and services including carbon cloth, activated carbon for household odors, and charcoal products.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
Carbon and Service	$60,392	$52,325	$183,874	$160,330
Equipment	15,239	7,242	39,909	22,182
Consumer	7,366	6,996	27,583	26,186

	$82,997	$66,563	$251,366	$208,698

Income (loss) from operations before depreciation and amortization
Carbon and Service	$8,302	$7,522	$24,980	$21,112
Equipment	379	(615)	(854)	(2,284)
Consumer	(155)	4	1,788	1,385

	8,526	6,911	25,914	20,213
Depreciation and amortization
Carbon and Service	4,844	4,188	14,337	12,754
Equipment	379	170	1,149	561
Consumer	433	387	1,326	1,219

	5,656	4,745	16,812	14,534

Income from operations after depreciation and amortization	$2,870	$2,166	$9,102	$5,679

Reconciling items:
Interest income	160	192	529	508
Interest expense	(930)	(584)	(2,432)	(1,780)
Equity in income (loss) of Calgon Mitsubishi Chemical Corporation	(69)	(20)	848	38
Other expense—net	(895)	(250)	(2,583)	(1,491)

Consolidated income before income taxes and minority interest	$1,136	$1,504	$5,464	$2,954

	September 30, 2004	December 31, 2003
Total Assets
Carbon and Service	$254,180	$216,211
Equipment	70,918	61,111
Consumer	28,406	24,873

	$353,504	$302,195

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

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

As of September 30, 2004, the Company held sixteen derivative instruments at fair value of which fifteen were foreign currency forward exchange contracts and one was a foreign currency swap. The Company applied hedge accounting treatment under SFAS No. 133 for all of the foreign currency exchange contracts and the foreign currency swap.

All foreign currency exchange contracts are treated as foreign exchange cash flow hedges regarding payment for inventory purchases. Accordingly, the change in the fair value of the effective hedge portion of the foreign exchange forward contracts of $22 thousand and $110 thousand, respectively, for the three and nine month periods ended September 30, 2004, respectively, was recorded in other comprehensive income (loss). The balance of the fair value for the effective hedge portion of all foreign exchange contracts recorded in accumulated other comprehensive income was ($4) thousand as of September 30, 2004. It will be released into earnings over the next 12 months based on the timing of the sales of the underlying inventory. The release to earnings will be reflected in cost of products sold.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of ($80) thousand and ($174) thousand for the three and nine month periods ended September 30, 2004, respectively, was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in accumulated other comprehensive income was $174 thousand as of September 30, 2004.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

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

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

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

A settlement of a dispute between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and provision of a perchlorate remediation system at the customer’s facility was settled in October 2004. The customer claimed it was entitled to recover $20 million in damages; the Company contended that it had been denied the right to correct certain deficiencies in the system. Pursuant to the settlement agreement, the customer will be paid $5,250,000 by the Company’s insurer and the Company will make an additional payment of $750,000. The Company also agreed to waive its right to recover the retainage and final payment under the contract and transfer certain equipment to the customer; the Company is released of any further obligation to perform under the contract. The Company fully accrued for the settlement payment of $750,000 in the first quarter of 2004 and no further accruals were required.

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

In September 2004, a customer of one of the Company’s distributors demanded payment by the Company of approximately $340,000 as reimbursement for losses allegedly caused by activated carbon produced by the Company and sold by the distributor. The claimant contends that the activated carbon contained contamination which adversely impacted its production process. The Company is in the process of evaluating the claim, and at this time, cannot predict with any certainty the outcome of this matter.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition and is presented as a component of noncurrent other liabilities in the Company’s September 30, 2004 consolidated balance sheet. As of September 30, 2004, the Company had an accrual of $5.5 million recorded. It is reasonably possible that a change in the estimate of this obligation will occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which may change as a result of more detailed information developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The environmental remediation expense that the Company has incurred for the three and nine month periods ended September 30, 2004 was $0.1 million.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At September 30, 2004, Calgon Mitsubishi Chemical Corporation has $14.2 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At September 30, 2004, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

9.    Goodwill & Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. Management has elected to do the annual impairment test on December 31 of each year. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units.

The Company used a combination of methods to determine the fair value of the intangible assets of the acquired Waterlink Specialty Products, (see Note 1), including the cost approach, the market approach, and the income approach. The acquired intangible assets consist primarily of customer contracts, customer relationships, and large equipment contract backlog and are recognized apart from goodwill. The acquired intangible assets’ useful lives are based on the expected future cash flows the Company is expected to realize and the amortization will be recognized to match the expected cash flows.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The following is the categorization of the Company’s intangible assets as of September 30, 2004 and December 31, 2003 respectively:

	Weighted Average Amortization Period	September 30, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.6 Years	$1,349	$(583)	$1,349	$(513)
Customer Relationships	17.0 Years	9,323	(837)	—	—
Customer Contracts	2.0 Years	664	(245)	—	—
Large Equipment Contract Backlog	1.0 Years	166	(79)	—	—
License Agreement	5.0 Years	500	(91)	—	—
Other	10.0 Years	665	(103)	498	(4)
Unpatented Technology	20.0 Years	2,875	(823)	2,875	(695)

Total	16.0 Years	$15,542	$(2,761)	4,722	$(1,212)

For the three and nine months ended September 30, 2004, the Company recognized $0.6 million and $1.5 million, respectively, of amortization expense. For the three and nine months ended September 30, 2003, the Company recognized $67 thousand and $0.2 million, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/04	$2,049
For the year ended 12/31/05	$1,926
For the year ended 12/31/06	$1,731
For the year ended 12/31/07	$1,499
For the year ended 12/31/08	$1,257

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2004 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2004	$—	$18,306	$60	$18,366
Acquisition of Waterlink Specialty Products	17,478	1,000	—	18,478
Foreign exchange	(281)	190	—	(91)

Balance as of September 30, 2004	$17,197	$19,496	$60	$36,753

10.    Borrowing Arrangements

On February 18, 2004, the Company refinanced its United States Credit Facility and closed on a three-year $125.0 million unsecured revolving credit facility that expires in February 2007. Proceeds from the new credit facility of $83.9 million were used to repay in full the outstanding balance of $50.6 million on the Company’s previous revolving credit facility and to fund $33.3 million of the purchase price for the acquisition described in Note 1. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). At the close of the new credit facility, the applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At September 30, 2004, borrowings under the facility were being charged a weighted average interest of 3.39%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

11.    Stock Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income and net income per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2004	2003	2004	2003
Net income
As reported	$1,266	$1,220	$4,966	$2,452
Stock-based compensation, net of tax effect	$(463)	$(73)	$(1,198)	$(245)

Pro forma	$803	$1,147	$3,768	$2,207

Weighted average shares outstanding
Basic	39,054,207	39,006,425	39,038,017	38,998,098
Effect of dilutive securities	312,598	226,118	305,903	124,964

Diluted	39,366,805	39,232,543	39,351,604	39,123,062

Net income per common share
Basic
As reported	$.03	$.03	$.13	$.06
Pro forma	$.02	$.03	$.10	$.06
Diluted
As reported	$.03	$.03	$.13	$.06
Pro forma	$.02	$.03	$.10	$.06

12.    Integration accrual for acquired business

At the time of the acquisition of substantially all of Waterlink’s U.S. operating assets and the stock of Waterlink’s U.K. subsidiary, the Company had begun to formulate a plan for eliminating redundant activities and reviewing substantially all employment positions at the acquired companies. Subsequent to the acquisition, the

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

preliminary plan was communicated to all affected employees and the Company began execution of the plan. Management has finalized the plan and substantially all of the separations resulting from the Company’s integration plan are expected to be completed and benefits paid by June 30, 2005 with the remainder to be paid by December 31, 2005.

The Company has currently estimated an obligation for termination and relocation benefits of $1.1 million related to sales, administrative, engineering, and production positions of the acquired companies which was recorded on the opening balance sheet as of the date of acquisition and is presented as a component of accounts payable and accrued liabilities in the Company’s consolidated balance sheet. As of September 30, 2004, the amounts that the Company has paid and charged against the termination and relocation reserve were $0.1 million.

Significant changes in the number of employee separations are not expected. Any change to the Company’s original estimate of termination and relocation benefits for employees of the acquired companies as a result of the finalization of the integration plan will be recorded as an adjustment to goodwill.

13.    Pensions

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits (in thousands)	2004	2003	2004	2003
Service cost	$707	$401	$2,091	$1,683
Interest cost	1,110	720	3,310	3,026
Expected return on plan assets	(947)	(522)	(2,787)	(2,192)
Amortization of prior service cost	118	91	354	381
Net amortization	80	60	273	252

Net periodic pension cost	$1,068	$750	$3,241	$3,150

The expected long-term rate of return on plan assets is 8.75% in 2004. The net periodic pension cost for the three and nine months ended September 30, 2004 includes $0.1 million and $0.3 million, respectively, for the acquired Waterlink Specialty Products.

Employer Contributions

Subsequent to the February 18, 2004 acquisition of Waterlink Specialty Products, the Company disclosed in its second quarter 2004 10-Q filing, a revised estimate of expected contributions to its U.S. pension plans in 2004 of $1.3 million which matched the Company’s minimum required regulatory funding requirements. In September 2004, after assessing its short-term cash requirements, the Company elected to increase its pension funding level by making a $3.6 million contribution to its U.S. pension plans, which brought its total U.S. pension contributions in 2004 to $3.9 million. As a result of the additional funding, the Company does not plan to make any further contributions in 2004 and expects its 2005 contributions to be $0.3 million versus a previously expected $3.7 million.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits (in thousands)	2004	2003	2004	2003
Service cost	$173	$87	$535	$276
Interest cost	340	226	1,021	712
Expected return on plan assets	(216)	(144)	(648)	(455)
Transition amount amortization	12	—	37	—
Net amortization	7	21	20	66

Net periodic pension cost	$316	$190	$965	$599

The expected long-term rate of return on plan assets ranges from 5.50% to 8.00 % in 2004. The net periodic pension cost for the three and nine months ended September 30, 2004 includes $0.1 million and $0.3 million, respectively, for the acquired Waterlink Specialty Products.

Employer Contributions

In its 2003 financial statements, the Company disclosed that it expected to contribute $0.8 million to its European pension plans in 2004. As of September 30, 2004, the Company has contributed $0.5 million to its European pension plans. Because of the Company’s February 18, 2004 acquisition of Waterlink Specialty Products, the 2004 expected pension contribution is now $1.2 million.

The Company also sponsors a U.S. defined contribution pension plan for certain employees that permits employee contributions of up to 10% of eligible compensation. The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this U.S. defined contribution plan were $37 thousand and $34 thousand, respectively, for the three months ended September 30, 2004 and 2003 and $57 thousand and $155 thousand, respectively, for the nine months ended September 30, 2004 and 2003. There were no expenses relating to the acquired Waterlink Specialty Products during the periods presented.

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

Consolidated net sales increased $16.4 million or 24.7% and $42.7 million or 20.4% for the quarter and year-to-date periods ended September 30, 2004, respectively, versus the quarter and year-to-date periods ended September 30, 2003. Net sales for the Carbon and Service segment increased by $8.1 million or 15.5% versus the quarter ended September 30, 2003 and $23.5 million or 14.7% versus the year-to-date period September 30, 2003. Waterlink Specialty Products (WSP) contributed $11.0 million and $30.3 million, respectively, for the quarter and year-to-date periods ended September 30, 2004. Foreign currency translation had a positive impact of $1.8 million and $5.6 million, respectively, versus the quarter and year-to-date periods ended September 30, 2003. Partially offsetting this favorability were a number of large municipal fills in Europe and Asia that took place during the quarter and year-to-date periods ended September 30, 2003 which did not reoccur as well as a large non-repeating service contract in the U.S. during the comparable 2003 period. Net sales for the Equipment segment increased $8.0 million or 110% versus the quarter ended September 30, 2003 and $17.7 million or 79.9% versus the year-to-date period September 30, 2003. The increase was primarily due to stronger sales for solvent recovery and ion exchange systems versus the quarter and year-to-date periods ended September 30, 2003. WSP sales contributed $3.1 million and $6.8 million, respectively, for the quarter and year-to-date periods ended September 30, 2004. Net sales for the Consumer segment increased $0.4 million or 5.3% versus the quarter ended September 30, 2003 and $1.4 million or 5.3% versus the year-to-date period September 30, 2003. The increase in both periods was primarily due to the positive impact of foreign currency translation of $0.6 million and $2.2 million, respectively. Partially offsetting this favorability for the quarter were decreased sales of activated carbon cloth for medical applications versus the similar 2003 period. Partially offsetting the favorability for the year-to-date period were decreased sales of PreZerve™ storage products of $0.8 million versus the similar 2003 period. The total positive impact of foreign currency translation on consolidated sales for the quarter and year-to-date periods ended September 30, 2004 was $2.7 million and $8.4 million, respectively.

Gross profit, before depreciation, as a percentage of net sales for the quarter ended September 30, 2004 was 27.4% as compared to 30.0% for the similar 2003 period, a 2.6 percentage point decrease. This decrease was mainly due to product mix, the addition of WSP’s lower margin business, and competitive pricing pressures in the carbon and service segment. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 28.5% as compared to 30.3% for the similar 2003 period, a 1.8 percentage point decrease. Higher raw material costs of $0.5 million, the addition of WSP’s lower margin business, product mix, and competitive pricing pressures in the carbon and service segment adversely impacted the year-to-date 2004 results.

Depreciation and amortization increased $0.9 million and $2.3 million, respectively, versus the quarter and year-to-date periods ended September 30, 2003 primarily due to the intangible amortization and additional depreciation charges resulting from the acquisition of WSP.

Selling, general and administrative expenses for the quarter ended September 30, 2004 were higher than the comparable 2003 period by $1.2 million or 10.0%. The increase was mainly due to the addition of WSP’s selling, general and administrative expenses of $1.8 million, $0.1 million of foreign currency translation, and $0.2 million of expenses related to the integration of WSP partially offset by a $0.6 million decrease in employee related costs. For the year-to-date period, selling, general and administrative expenses increased $3.1 million or 7.7% versus the comparable 2003 period. Excluding costs associated with the CEO severance of $1.9 million in 2003, this represents a $5.0 million increase. The increase was primarily related to the addition of WSP’s operating expenses of $5.4 million, $0.8 million of foreign currency translation and $0.8 million of expenses related to the integration of WSP. Partially offsetting this increase was a decrease in employee related costs of $1.1 million and a decrease in bad debt expense of $0.4 million.

Research and development expenses for the quarter and year-to-date periods ended September 30, 2004 were comparable with the similar 2003 periods.

Equity income (loss) in Calgon Mitsubishi Chemical Corporation for the quarter ended September 30, 2004 was comparable with the similar 2003 period and increased $0.8 million versus the year-to-date period ended September 30, 2003. The year-to-date increase is primarily due to the favorable settlement with a raw material vendor and a large municipal fill that occurred in early 2004.

Other expense for the quarter ended September 30, 2004 increased $0.6 million due to the disposition of certain fixed assets of $0.3 million and foreign currency transaction losses of $0.2 million. For the year-to-date period, other expense increased $1.1 million versus the similar 2003 period primarily due to a foreign exchange loss which is related to an intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd., with respect to the purchase of 100% of the outstanding common shares of Waterlink (UK) Limited of $0.6 million as well as the aforementioned disposition of certain fixed assets of $0.3 million.

Interest expense, net of interest income, for the quarter and year-to-date periods ended September 30, 2004 increased $0.4 million and $0.6 million, respectively, as a result of the increased debt from the acquisition of WSP and increased borrowing rates compared to the similar 2003 periods.

Financial Condition

Working Capital and Liquidity

Cash flows generated from operating activities were $15.0 million for the nine month period ended September 30, 2004 compared to cash generated from operating activities of $11.4 million for the comparable 2003 period. The $3.6 million increase represents a combination of improved earnings and a decrease in operating working capital (exclusive of debt) in 2004 versus the comparable 2003 period.

Common stock dividends paid during the quarter ended September 30, 2004 represented $.03 per common share which was consistent with the quarter ended September 30, 2003.

Total debt at September 30, 2004 was $85.5 million, an increase of $31.3 million from December 31, 2003. The additional borrowings were used primarily to fund the acquisition of Waterlink Specialty Products.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

On February 18, 2004, the Company refinanced its United States Credit Facility and closed on a three-year $125.0 million unsecured revolving credit facility that expires in February 2007. Proceeds from the new credit facility of $83.9 million were used to repay in full the outstanding balance of $50.6 million on the Company’s previous revolving credit facility and to fund $33.3 million of the purchase price for the acquisition described in Note 1 to the Company’s financial statements. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is tied to Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). At the close of the new credit facility, the applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At September 30, 2004 borrowings under the facility were being charged a weighted average interest of 3.39%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $11.4 million for the nine months ended September 30, 2004 compared to expenditures of $6.3 million for the same period in 2003. The increase is primarily the result of improvements to manufacturing facilities in the amount of $2.1 million, customer capital in the amount of $2.3 million, and information systems for the integration of WSP in the amount of $0.5 million. Capital expenditures for 2004 are projected to be approximately $15.0 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluates strategic alternatives. The Company has spent $2.0 million on this project as of September 30, 2004. If management concludes that the suspension of the project is warranted, current operating results may be adversely affected by impairment charges.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated to cost approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. The activated carbon line and associated equipment has a net book value of approximately $2.0 million, while the affected equipment has a net book value of approximately $0.1 million. Management has not concluded its plan of action for compliance related to this activated carbon line.

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

On February 18, 2004, the Company acquired Waterlink Specialty Products which was comprised of the following operating units: Waterlink, Incorporated’s U.S. subsidiary, Barnebey Sutcliffe Corporation (“Barnebey”) and Waterlink (UK) Limited, a holding company that owns the stock of Waterlink, Incorporated’s operating subsidiaries in the United Kingdom.

During the third quarter of 2004, an integration effort was performed to transfer the transactional processing used by Barnebey prior to the acquisition, to the systems and processes used by the Company. Pursuant to Exchange Act Rule 13a-15(d), this effort constituted a material change to the internal control structure. This effort involved the transfer of historical data to the systems utilized by the Company and changes in procedures to match the procedures in place at the Company. As of September 30, 2004, the integration has been completed for all transactional cycles with the exception of transactions within the human resources and payroll cycle.

Integration for the Barnebey payroll cycle, which includes activities related to pay rate authorization, benefits withholding and management, and issuance of pay, is anticipated to be completed during the fourth quarter of 2004.

There have not been any other changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2004 that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

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

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d) Reports on Form 8-K

A report on Form 8-K, dated July 26, 2004 which furnished information under Item 12. Results of Operations and Financial Condition announcing the Company’s second quarter 2004 results.

A report on Form 8-K, dated September 30, 2004 which furnished information under Item 8.01. Other Events announcing the selection of the Company to provide activated carbon for drinking water treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)

/s/ LEROY M. BALL
Leroy M. Ball
Vice President, Chief Financial Officer

Date: November 9, 2004