Form 10-K
period 2004-12-31
CALGON CARBON CORPORATION
filed 2005-03-14
CIK 812701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

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

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

As of February 28, 2005, there were outstanding 39,296,925 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of February 28, 2005 was $343,062,155.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Portions of Annual Report to Shareholders for the Year Ended December 31, 2004	I, II and IV

Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Shareholders to be held on April 20, 2005	III

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements incorporated by reference into this Form 10-K from the 2004 Annual Report to Shareholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation’s (the “Company’s”) present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company’s business include, but are not limited to, the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers’ growth, productivity improvements at its locations, and new technologies that could affect the use of the Company’s products.

Item 1. Business:

The Company:

The Company is a global leader in services, products, and solutions for purifying water and air. The Company has three reportable segments: Activated Carbon and Service, Equipment, and Consumer. These reportable segments are composed of global profit centers that make and sell different products and services.

The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air and other liquids and gases. The service aspect of the segment consists primarily of reactivation of spent carbon and the leasing, monitoring and maintenance of carbon adsorption equipment (explained below). The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication and operation of systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultra violet light and advanced ion exchange separation among others. The Consumer segment primarily consists of the manufacture and sale of carbon cloth, lump charcoal and briquettes, and new consumer products based on the Company’s technologies already proven in large-scale industrial applications.

Segment information disclosed in Note 20 of the Annual Report to Shareholders for the year ended December 31, 2004 should be considered in the following discussion and is incorporated by reference.

Acquisitions:

On February 18, 2004, the Company acquired substantially all of the assets of the Waterlink, Inc.’s (“Waterlink”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom (collectively “Specialty Products”). The results of Waterlink have been included in the Company’s consolidated statement of operations from the period since the date of acquisition through December 31, 2004.

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

The aggregate purchase price, including direct acquisition costs, and net of cash, was $35.3 million, plus the assumption of certain non-working capital liabilities amounting to $14.2 million. The Company funded approximately $33.3 million of the purchase through borrowings from its refinanced U.S. revolving credit facility.

Additionally, in December 2004, the Company entered into an agreement to purchase the additional 20% interest of the then 80% owned Datong Carbon Corporation.

Products and Services:

The Company’s three business segments offer products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment primarily utilizes activated carbon. The Equipment segment designs and builds systems that include multiple technologies. The Consumer segment supplies carbon products for everyday use by consumers.

Activated Carbon and Service. The sale of activated carbon is one principal component of this business segment in which the Company produces and sells a broad range of activated, impregnated or acid washed carbons, in powdered, granular or pellet form. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In “adsorption,” organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through it. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur ®.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, mixed with pitch, sized and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as “activation” and develops the pore structure of the carbon. Through adjustments in the “activation” process, pores of the required size for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of the factors that has enabled the Company to develop many special types of activated carbon. Currently, the Company offers many types of activated carbon with most available in several particle sizes. The Company also markets other activated carbons from other raw materials, including products based on coconut or wood which it purchases from independent suppliers.

Although the Company has historically concentrated on granular and pelletized activated carbon, the Company also manufactures powdered activated carbon, as a by-product and/or by crushing granular activated carbons. Granular activated carbon is generally used in fixed filter beds for continuous flow purification processes, while powdered activated carbon is generally used in batch purification processes. Use of fixed filter beds of activated carbon for continuous flow processing of a liquid or gas usually achieves a lower cost of operation and avoids the disposal costs associated with powdered carbon.

The other significant component of the Activated Carbon and Service business segment is various services associated with the supply of media and systems for purification, separation, and concentration including such media as activated carbon, ion exchange resins, anthracite or other media required to accomplish purification, separation, or concentration.

For activated carbon, these services include carbon reactivation handling and transportation as well as the design, assembly, and supply of systems through leasing arrangements that employ activated carbon for purification, separation or concentration. The principal activated carbon service sold is the Calgon Carbon ServiceTM which supplies customers with a complete process and treatment service, particularly suited for treating fluids containing hazardous organic chemicals at the customer’s facility. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment (such equipment is referred to as “customer capital”). Reactivation is a process by which organic compounds are driven off of activated carbon particles that have been saturated with organic materials by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is reactivated for economic reasons or to destroy hazardous adsorbed organic compounds. The Company also provides a number of service packages which include two or more elements of the complete service. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

The Company also provides a perchlorate removal service for groundwater treatment which utilizes ion exchange resins and equipment. This service includes feasibility studies, process and equipment design, assembly and supply of systems with a selected ion exchange resin, treatment services, and major maintenance of Company-owned equipment. In addition, the Company provides resin exchange service along with disposal of the spent resins.

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

The Company also provides custom reactivation services. As part of this service, the Company picks up spent carbon at a customer’s site, transports it to the Company’s reactivation facilities, reactivates it and then returns the reactivated carbon to the customer.

Sales for the Activated Carbon and Service segment were $245.5 million, $212.2 million, and $196.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Equipment. The Company designs and sells equipment systems which employ activated carbon and ion exchange resins for purification, separation, and concentration and proprietary ISEP® (Ionic Separator) continuous ion exchange units for the purification of many products in the food, pharmaceutical and biotechnology industries. The carbon equipment is used for vapor phase applications such as VOC emissions control, air stripper off-gases, and landfill gas emissions, and for liquid phase applications such as process purification, wastewater treatment, groundwater remediation, and dechlorination. The ISEP® units are also used to remove nitrate and perchlorate contaminants from drinking water. The Company also designs and markets CSEP® (Chromatographic Separator), a continuous chromatographic separation system for applications in the food, pharmaceutical and fine chemicals market segments. UV light is effective in disinfecting both drinking water and wastewater. In drinking water, UV light alters the DNA of pathogens, killing them or making it impossible for them to reproduce and infect humans. The Company’s Sentinel® drinking water disinfection product line is designed to protect municipal drinking water supplies from pathogens such as Cryptosporidium and Giardia. The Company also provides the C3 SeriesTM open-channel wastewater disinfection product line for municipal wastewater disinfection. In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications. The Company provides Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1,4-Dioxane, MTBE, and Vinyl Chloride in groundwater, process water, and industrial wastewater.

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

Sales for the Equipment segment were $55.5 million, $33.2 million, and $38.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Activated Carbon and carbon cloth are used as the primary raw material in the Company’s consumer home products group. The Company currently has two primary product lines that it markets to the retail market. The first product line, PreZerve® storage products, uses technically fitted carbon cloth to protect and preserve valuables and keepsakes from deterioration. The PreZerve® line currently offers over 20 different items. The second product line, Purrfectly Fresh®, is an all purpose pet odor eliminator that uses activated carbon crystals to adsorb odors safely and naturally.

Sales for the Consumer segment were $35.6 million, $33.0 million and $23.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Markets:

The Company participates with two of its business segments, Activated Carbon and Service and Equipment, in the Municipal Water, Industrial Process, Environmental Water and Air, Food, and Specialty markets. Municipal Water applications include drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process and Food markets include catalysis, product recovery and purification of chemicals, food products, and pharmaceuticals as well as process water treatment. Carbon is used in medical, personal protection, cigarette, automotive and precious metals industries in Specialty markets. The third business segment, Consumer, offers products primarily to the retail, industrial and medical markets as discussed previously.

Municipal Water Market. The Company sells activated carbons, equipment, services and ion exchange technologies to municipal customers for the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. The Company sells primarily granular activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells ultraviolet (UV) light systems for the destruction or inactivation of waterborne contaminants.

Industrial Process Market. The Company’s products are used in this market either for purification, separation or concentration of customers’ products in the manufacturing process or for direct incorporation into customers’ products. The Industrial Process Market includes four significant sub-markets: Liquid chemicals, catalyst, gas and water processing.

The Company sells a wide range of activated carbons to the chemical and pharmaceutical markets for the purification of organic and inorganic chemicals, by-product recovery, gas treatment and catalysis. Applications for these activated carbons include decolorization of hydrochloric acid, purification of soda ash, glycerin, antibiotics and vitamins and removal of trace impurities from neon, carbon dioxide, acetylene and hydrogen. Systems that employ ion exchange technology contribute to sales within this market.

The Company sells its products to a number of additional Industrial Process Markets. Petroleum refining and petrochemical processing industries use activated carbons for the removal of sulfur compounds from natural gas, amine purification and spirits decolorization. The liquefied natural gas industry uses activated carbons to remove mercury compounds which would otherwise corrode process equipment. Activated carbons are also sold for solvent recovery and gasoline vapor recovery equipment.

Environmental Water and Air Market. The Environmental Water and Air Market consists of customers that use the Company’s products to control water and air pollutants. The Environmental Water and Air Market have multiple sub-segments.

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

The cleanup of contaminated groundwater, surface impoundments and accidental spills comprise a significant market for the Company. The Company provides emergency and temporary cleanup services for public and private entities, employing both activated carbon adsorption and UV oxidation technologies.

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

The Company has formed two alliances to market systems for use in the municipal wastewater market. Such systems include the bio-scrubber, horizontal cross-flow chemical scrubber, and the biofilter which are used for odor control.

The Company also offers UV systems for disinfection of municipal wastewater before it is discharged to rivers and streams.

Food Market. Sweetener manufacturers are the principal purchasers of the Company’s products in the Food Market. The Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Other food processing applications include decolorization and purification of many different foods and beverages. Continuous ion exchange systems are also used in this market for the production of lysine and vitamin E, as well as purification of dextrose and high fructose corn syrup.

Specialty Markets. Manufacturers of various equipment products purchase activated carbons for incorporation in such equipment. The Company is a major supplier of activated carbons to manufacturers of gas masks and filters used by the United States military and is a key supplier of activated carbons to manufacturers of such products used by the European military. The Company sells activated carbons for use in protective respirators and collective filters for both private industry and the military as well as for indoor air quality and building air containment applications.

Cigarette manufacturers use activated carbons in charcoal filters and precious metals producers use activated carbons to recover gold and silver from low-grade ore.

Sales and Marketing:

The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Santa Fe Springs, California; Houston, Texas; Vero Beach, Florida; and Marlton, New Jersey. The Company conducts activated carbon related sales in Canada and Mexico through distributor relationships. The Company maintains offices in Singapore; Beijing and Shanghai, China; and Tokyo, Japan to manage sales in the Asia Pacific Region.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton and Houghton Le Spring, England; and Bodenfelde, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

All offices can play a role in sales of products or services from any of the Company’s segments.

Geographic sales information is incorporated by reference to Note 20 of the Annual Report to Shareholders for the Year Ended December 31, 2004.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog:

The Company had a sales backlog of $17.8 million and $26.1 million as of January 31, 2005 and 2004, respectively, in the Equipment segment. The Company expects to carry over less than one-third of the 2005 balance into 2006.

The Activated Carbon and Service segment had a sales backlog of $11.5 million and $18.8 million as of January 31, 2005 and 2004, respectively. The Company expects to carry over approximately half of the 2005 balance into 2006.

There was no significant backlog in the Consumer segment.

Competition:

The Company has two principal competitors in the world-wide market with respect to the production and sale of activated carbon related products: Norit, N.V., a Dutch company and Westvaco Corporation, a United States company. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through resellers. Competition in activated carbons, carbon equipment and services is based on price, quality and performance. Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration and extraction processes that do not employ activated carbons.

A number of other smaller competitors engage in the production and sale of activated carbons in local markets, but do not compete with the Company on a worldwide basis. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with a broad range of products in the worldwide activated carbon business.

In the United States and Europe, the Company also competes with several small regional companies for the sale of its reactivation services and carbon equipment.

In North America, the Company has competition for its UV technology product line from products not involving UV technology and from a number of smaller firms offering some form of advanced oxidation. Competitors in this product line are Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation of the U.S. and Wedeco Ideal Horizons, a German company now owned by ITT Industries of the U.S.

There are a number of competitors in the consumer charcoal market whose production facilities are located in Eastern European countries, Spain, Portugal, South Africa and South America. These competitors offer inexpensive products to the market in Germany, the principal sales market for the Company’s charcoal product.

Raw Materials:

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines in the Appalachian Region and mines outside the United States, under both long-term and annual supply contracts. One supply contract expires on June 30, 2005; however the Company expects to be able to replace that supply contract. The Company purchases wood for its German charcoal operations through long-term contracts and on the open market. Most of the wood is sourced in Germany and the supply of wood is adequate.

The Company purchases natural gas from various suppliers for use in its Activated Carbon and Service segment production facilities. In both the United States and Europe, substantially all natural gas is purchased pursuant to various annual and multi-year contracts with natural gas companies.

The Company purchases hydrogen peroxide via an annual supply contract for its UV Technologies business.

The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in the United States under annual supply contracts and spot purchases.

The purchase of key equipment components is coordinated through agreements with various suppliers.

The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials or equipment components.

Research and Development:

The Company’s research and development activities are conducted primarily at a research center in Pittsburgh, Pennsylvania. This facility is used for the evaluation of experimental activated carbon and equipment for testing and applications development. Experimental systems are also designed and evaluated at this location. Facilities in Columbus, Ohio and Ashton, England, which were part of the Waterlink acquisition, supplement the work performed in Pittsburgh.

The principal goals of the Company’s research program are growing the Company as a technological leader in solving customers’ problems with its products, services and equipment; developing new products and services; and providing technical support to customers and operations of the Company.

The Company’s research programs include new and improved methods for manufacturing and utilizing improved activated carbons. Emerging purification/separation/concentration technologies are rigorously evaluated. The Centaur® product line represents a family of activated carbons developed for adsorptive/catalytic applications within the Company’s Activated Carbon and Service, and Equipment segments. Building on the development of carbons for the removal of methyl tertiary butyl ether (MTBE) from drinking water, the Company has created a new line of activated carbons for the food and process industry market segments. Non-carbon media evaluation and selection are primary components of the perchlorate and arsenic removal technologies. A key technology in the Equipment segment is the Sentinel® Ultraviolet light system that has been developed and patented for the disinfection and inactivation of cryptosporidium in drinking water. In the Consumer segment, jewelry boxes and cases are being designed to incorporate activated carbon cloth to prevent tarnishing of the jewelry.

Research and development expenses were $3.8 million, $4.0 million, and $4.1 million in 2004, 2003 and 2002, respectively.

Patents and Trade Secrets:

The Company possesses a substantial body of technical knowledge and trade secrets and owns 81 United States patents and 233 patents in other countries expiring in various years from 2005 through 2025. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company’s business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business, although it considers no individual item material to its business.

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

The Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the

Company in its carbon reactivation services. When activated carbon supplied to a customer can no longer adsorb contaminants, it is returned to the Company’s facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company’s facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. At the Company’s reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company has filed for these permits at its Pittsburgh and Catlettsburg facilities and is working toward obtaining of the permits with the respective government agencies. The Company does not accept carbons containing certain hazardous materials for reactivation.

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. Management has not concluded its plan of action for compliance related to this activated carbon line; however, if it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact on current operating results would be insignificant.

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on its Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition and is presented as a component of noncurrent other liabilities in the Company’s December 31, 2004 consolidated balance sheet. As of December 31, 2004, the Company had an accrual of $5.3 million recorded. The change in the accrual is a result of a decrease in estimated costs of $0.2 million, which reduced the acquisition price of WSP, and the environmental remediation expense incurred of $0.1 million for the year ended December 31, 2004. It is reasonably possible that a change in the estimate of this obligation will occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which may change as a result of more detailed information developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years.

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

Employee Relations:

As of December 31, 2004, the Company employed 1,150 persons on a full-time basis, 734 of whom were salaried production, office, supervisory and sales personnel. The 260 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on March 13, 2005, February 19, 2007, and February 1, 2008 at the Catlettsburg, Kentucky: Columbus, Ohio:

and Pittsburgh, Pennsylvania facilities, respectively. The contract with the United Steelworkers of America at the Catlettsburg, Kentucky facility, which expires on March 13, 2005, has been extended through April 1, 2005. The union employees at the Bodenfelde plant in Germany are represented by the German Chemical Industry Union. Agreements are between the National Chemical Union and the German Chemical Federation. The current agreements expire on June 30, 2005. The hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2005. The Company also has hourly employees at three non-union United Kingdom facilities and at two non-union China facilities.

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

Item 2. Properties:

The Company owns twelve production facilities, three of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Bodenfelde, Germany; Tianjin, China; Datong, China; and Columbus, Ohio. The Company leases one production facility in Houghton Le Spring, England. The Company’s 49% owned joint venture; Calgon Mitsubishi Chemical Corporation has two facilities, one each in Fukui, Fukui Prefecture, Japan and Kurosaki, Fukuoka Prefecture, Japan. The Company also leases thirty-one warehouses, service centers, and sales office facilities. Of these, twenty-nine are located in the United States and one each in England and Canada. Eight of the United States facilities are located in Pittsburgh, Pennsylvania; two are located in both Torrance, California and Ironton, Ohio; and one each in the following locations: Downingtown, Pennsylvania; North Grafton, Massachusetts; Addison, Illinois; Sulphur, Louisiana; Santa Fe Springs, California; Sparks, Nevada; Charlotte, North Carolina; Houston, Texas; Marlton, New Jersey; Vero Beach, Florida; Richmond, California; Gulf Port, Mississippi; Baytown, Texas; South Point, Ohio; Huntington, West Virginia; and Tornball, Texas. The facility in England is located in Ashton-in-Makerfield, England. The Canadian facility is located in Richmond Hill, Ontario.

The Catlettsburg, Kentucky plant is the Company’s largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant, which serves the Activated Carbon and Service segment, produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

The Pittsburgh, Pennsylvania carbon production plant occupies a four-acre site and serves the Activated Carbon and Service segment. Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons and the grinding of granular activated carbons into powdered activated carbons. The plant also has the capacity to produce coal-based or coconut-based specialty activated carbons.

The Pearlington, Mississippi plant occupies a site of approximately 100 acres. The plant has one production line that produces granular activated carbons and powdered carbons for the Activated Carbon and Service segment.

The Blue Lake plant, located near the city of Eureka, California occupies approximately two acres. The primary operation at the plant includes reactivation of spent granular activated carbons for the Activated Carbon and Service segment.

The Pittsburgh, Pennsylvania Equipment and Assembly plant is located on Neville Island and is situated within a 16-acre site that includes a 300,000 square foot building. The Equipment and Assembly plant occupies 85,000 square feet with the remaining space used as a centralized warehouse for carbon inventory. The plant, which serves the Equipment and Activated Carbon and Service segments, manufactures and assembles fully engineered carbon equipment for purification, concentration and separation systems. This plant also serves as the east coast staging and refurbishment point for carbon service equipment.

The Pittsburgh, Pennsylvania Engineered Solutions plant, established in 1998, is a 37,500 sq. ft. production facility located on Neville Island. The primary focus of this facility is the manufacture of UV and Ion Exchange (ISEP) equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment. This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV and ISEP systems.

The Feluy plant occupies a site of approximately 21 acres located 30 miles south of Brussels, Belgium. Operations at the plant include both the reactivation of spent granular activated carbons and the grinding of granular activated carbons into powdered activated carbons for the Activated Carbon and Service segment.

The Grays plant occupies a three-acre site near London, England. Operations at the plant include both the reactivation of spent granular activated carbons for the Activated Carbon and Service segment and the impregnation of granular activated carbon.

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

The Fukui, Fukui Prefecture, Japan plant is 49% owned by Calgon Carbon as part of a joint venture with Mitsubishi Chemical Company. The joint venture is Calgon Mitsubishi Chemical Corporation. The plant, which serves the Activated Carbon and Service segment, occupies a site of approximately six acres and has one production line for carbon reactivation.

The Kurosaki, Fukuoka Prefecture, Japan plant is 49% owned by Calgon Carbon as part of the joint venture with Mitsubishi Chemical Corporation. The joint venture is Calgon Mitsubishi Chemical Corporation. This plant serves the Activated Carbon and Service markets and is used to produce Granular Activated Carbon.

The Datong plant located in Datong, China occupies 15,000 square meters. This plant produces agglomerated activated carbon intermediate product for the Activated Carbon and Service segment for use in both the potable and industrial markets.

The Tianjin plant is located in Tianjin, China and is licensed to export activated carbon products. It occupies approximately 10,000 square meters. This plant finishes, sizes, tests and packages activated carbon products for the Activated Carbon and Service segment for distribution both inside China and for export.

The Columbus plant occupies approximately 27 acres in Columbus, Ohio. Operations at the plant include reactivation of spent granular activated carbons, impregnation of activated carbon, crushing activated carbon to fine mesh, acid and water washing, filter-filling, and various other value added processes to granular activated carbon for the Activated Carbon and Service segment.

The Company believes that the plants and leased facilities are adequate and suitable for its operating needs.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. has filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company filed suit against the Town of Ontario, NY, Trojan Technologies Inc. (Trojan) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. patent without a license. In the third case, the Company has pending litigation against the City of North Bay, Ontario, Canada (North Bay) and Trojan in the Federal court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

A settlement of a dispute between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and provision of a perchlorate remediation system at the customer’s facility occurred in October 2004. The customer was paid $5,250,000 by the Company’s insurer and the Company made an additional payment of $750,000. The Company also agreed to waive its right to recover the retainage and final payment under the contract and transfer certain equipment to the customer. The Company was released of any further obligation to perform under the contract. The Company fully accrued for the settlement payment of $750,000 in the first quarter of 2004 and paid the settlement during the fourth quarter of 2004.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters:

The information required for this Item 5 appears under the caption “Common Shares and Market Information” on page 47 of the Annual Report to Shareholders for the Year Ended December 31, 2004 and is incorporated in this Annual Report by reference.

Item 6. Selected Financial Data:

The information required by this Item 6 appears under the caption “Six-Year Summary, Selected Financial and Statistical Data” on page 46 of the Annual Report to Shareholders for the Year Ended December 31, 2004 and is incorporated in this Annual Report by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 9 through 16 of the Annual Report to Shareholders for the Year Ended December 31, 2004 and is incorporated in this Annual Report by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk:

The information required by this Item 7a appears on page 14 of the Annual Report to Shareholders for the Year Ended December 31, 2004 and is incorporated in this Annual Report by reference.

Item 8. Financial Statements and Supplementary Data:

The consolidated financial statements and supplementary data of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 2004, 2003 and 2002 required by this Item 8 appear on pages 20 through 45 and page 47, respectively, of the Annual Report to Shareholders for the Year Ended December 31, 2004 and are incorporated in this Annual Report by reference. The independent registered public accounting firm’s reports of Deloitte & Touche LLP on the Company’s consolidated financial statements as of December 31, 2004 and on management’s report on the effectiveness of internal controls over financial reporting appear on pages 17 and 18 of the Annual Report to Shareholders for the year ended December 31, 2004, and are incorporated in this Annual Report by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not Applicable

Item 9a. Controls and Procedures:

An evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Act), with the exception of the design and operation of the Company’s disclosure controls and procedures related to the acquired Waterlink (UK) Limited business. As allowed by Rule 13a-15(e), management has excluded assessment of the internal controls over financial reporting of Waterlink (UK) Limited.

Based on that evaluation, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

During the fourth fiscal quarter ended December 31, 2004, an integration effort was performed to transfer the transactional processing used within the payroll cycle by Waterlink’s U.S. based operations to the systems and processes used by the Company. Pursuant to Exchange Act Rule 13a-15(d) this effort constituted a material change to the internal control structure. No other material changes occurred during the fourth quarter of 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board” and “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of its Shareholders.

The Company’s Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers is set forth in Exhibit 14.1 hereto.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board – Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report on Executive Compensation” and the “Performance Graph” is specifically not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warranty and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,942,427	$6.60	856,313
Equity compensation plans not approved by security holders	—	—	58,950	(1)

Total	2,942,427	$6.60	915,263

(1)	On December 31, 2004 there were 58,950 shares available for issuance under the Company’s 1997 Directors’ Fee Plan. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2005 Annual Meeting of its Shareholders.

Item 13. Certain Relationships and Related Transactions:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Certain Related Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of its Shareholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the headings “Independent Registered Public Accounting Firm – Certain Fees” and “Independent Registered Public Accounting Firm – Audit Committee Pre-Approval Policy” in the Company’s Proxy Statement for the 2005 Annual Meeting of its Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

A.	Financial Statements

1. The following documents are filed as part of this report:

2. The following report and schedule should be read with the Company’s consolidated financial statements in the Annual Report:

Report of Deloitte & Touche LLP dated February 25, 2005 on the Company’s financial statement schedules filed as part here of for the fiscal years ended December 31, 2004, 2003, and 2002.

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

C.	Exhibits

Page
3.1	Amended Certificate of Incorporation	(b)

3.2	Amended By-laws of the Registrant	(a)

4.0	Amended Rights Agreement	(h)

10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(c)

10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(d)

10.3*	Executive Incentive Plan of Calgon Carbon Corporation, as Amended	(e)

10.4*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(f)

10.5*	1997 Directors’ Fee Plan	(g)

10.6*	Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, C. H. S. (Kees) Majoor, Michael J. Mocniak	(i)

10.7	Calgon Carbon Corporation Senior Credit Facility	(i)

10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(i)

13.0	Annual Report to Shareholders for the Year Ended December 31, 2004	Filed herewith

14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(i)

21.0	The wholly owned subsidiaries of the Company at December 31, 2004 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K dated January 28, 2005.
(b)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.
(c)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(d)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(e)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(f)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(g)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(h)	Incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated January 28, 2005.
(i)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

D.	Reports on Form 8-K

During the last fiscal quarter of the year ended December 31, 2004, the Company filed eight Current Reports on Form 8-K. Form 8-K dated October 1, 2004 related to the news release dated September 30, 2004 announcing the selection of the Company as supplier to provide activated carbon for drinking water treatment. Form 8-K dated October 4, 2004 related to the news released dated October 4, 2004 announcing the launch of the C3 150™ UV wastewater disinfection system. Form 8-K dated October 20, 2004 related to the news release dated October 19, 2004 introducing arsenic removal systems. Form 8-K dated October 22, 2004 related to the news release dated October 21, 2004 detailing the Company’s third quarter financial results. Form 8-K dated October 25, 2004 related to the news release dated October 22, 2004 declaring a quarterly dividend. Form 8-K dated November 15, 2004 related to the news release dated November 12, 2004 announcing the launch of Protect™ Containment Systems enhanced product line. Form 8-K dated November 15, 2004 related to the news release dated November 15, 2004 announcing a new Sentinel® 12 drinking water disinfection system. Form 8-K dated December 27, 2004 related to Amendment No. 2 of the Stockholders’ Rights Agreement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALGON CARBON CORPORATION

March 14, 2005	By	/s/ JOHN S. STANIK
(Date)		John S. Stanik
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
John S. Stanik	President, Chief Executive Officer	March 14, 2005

/S/ LEROY M. BALL Leroy M. Ball	Chief Financial Officer (and Principal Accounting Officer)	March 14, 2005

/S/ ROBERT W. CRUICKSHANK Robert W. Cruickshank	Director	March 14, 2005

/S/ THOMAS A. MCCONOMY Thomas A. McConomy	Chairman	March 14, 2005

/S/ JULIE S. ROBERTS Julie S. Roberts	Director	March 14, 2005

/S/ SETH E. SCHOFIELD Seth E. Schofield	Director	March 14, 2005

/S/ JOHN P. SURMA John P. Surma	Director	March 14, 2005

/S/ HARRY H. WEIL Harry H. Weil	Director	March 14, 2005

/S/ ROBERT L. YOHE Robert L. Yohe	Director	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 25, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of and for the year ending December 31, 2004, which statements reflect total assets constituting 12 percent of consolidated total assets as of December 31, 2004, and total revenues constituting 11 percent of consolidated total revenues for the year then ended. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included as of and for the year ended December 31, 2004 for such subsidiary Chemviron UK, is based solely on the report of such other auditors. Our audits and the report of other auditors also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 25, 2005

SCHEDULE II

Calgon Carbon Corporation

Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2004
Allowance for doubtful accounts	$3,736	$978	$(1,681)	$3,033

Year ended December 31, 2003
Allowance for doubtful accounts	3,014	1,157	(435)	3,736

Year ended December 31, 2002
Allowance for doubtful accounts	2,624	829	(439)	3,014

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2004
Income tax valuation allowance	$1,916	$1,835	$(213)	$3,538

Year ended December 31, 2003
Income tax valuation allowance	2,658	326	(1,068)	1,916

Year ended December 31, 2002
Income tax valuation allowance	2,564	544	(450)	2,658

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended Certificate of Incorporation	(b)

3.2	Amended By-laws of the Registrant	(a)

4.0	Amended Rights Agreement	(h)

10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(c)

10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(d)

10.3*	Executive Incentive Plan of Calgon Carbon Corporation, as Amended	(e)

10.4*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(f)

10.5*	1997 Directors’ Fee Plan	(g)

10.6*	Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, C. H. S. (Kees) Majoor, Michael J. Mocniak	(i)

10.7	Calgon Carbon Corporation Senior Credit Facility	(i)

10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(i)

13.0	Annual Report to Shareholders for the Year Ended December 31, 2004	Filed herewith

14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(i)

21.0	The wholly owned subsidiaries of the Company at December 31, 2004 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K dated January 28, 2005.
(b)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.
(c)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.

(d)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(e)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(f)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(g)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2001.
(h)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.
(i)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.