Form 10-Q
period 2005-03-31
CALGON CARBON CORPORATION
filed 2005-05-05
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2005 or

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $.01 par value	39,475,425 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED March 31, 2005

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

INTRODUCTION TO THE FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2004 filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$83,406	$71,243

Cost of products sold (excluding depreciation)	60,613	50,012
Depreciation and amortization	5,815	5,308
Selling, general and administrative expenses	16,020	14,937
Research and development expenses	1,070	965
Gulf Coast Facility impairment charge (Note 2)	2,158	—
Restructuring charge	252	—

	85,928	71,222

(Loss) income from operations	(2,522)	21

Interest income	181	209
Interest expense	(1,092)	(680)
Other expense—net	(387)	(788)

Loss before income taxes, equity income, and minority interest	(3,820)	(1,238)

Income tax benefit	(726)	(158)

Loss before equity income and minority interest	(3,094)	(1,080)

Equity income in Calgon Mitsubishi Chemical Corporation	273	520

Minority interest	—	11

Net loss	(2,821)	(549)

Common stock dividends	(1,177)	(1,170)

Retained earnings, beginning of period	112,804	111,601

Retained earnings, end of period	$108,806	$109,882

Net loss per common share
Basic and diluted	$(.07)	$(.01)

Weighted average shares outstanding
Basic	39,200,362	39,024,316

Diluted	39,847,856	39,405,304

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,742	$8,780
Receivables (net of allowance of $3,104 and $3,033)	61,035	61,598
Revenue recognized in excess of billings on uncompleted contracts	12,248	8,978
Inventories	67,558	64,843
Deferred income taxes—current	6,410	7,939
Other current assets	6,140	6,957

Total current assets	161,133	159,095

Property, plant and equipment, net	121,937	129,285
Investment in Calgon Mitsubishi Chemical Corporation	8,198	8,135
Intangibles	11,712	12,237
Goodwill	34,950	35,071
Deferred income taxes—long term	15,488	16,578
Other assets	3,404	3,497

Total assets	$356,822	$363,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	33,943	36,871
Billings in excess of revenue recognized on uncompleted contracts	3,945	3,686
Restructuring reserve	912	872
Payroll and benefits payable	8,611	9,244
Accrued income taxes	12,698	12,736

Total current liabilities	60,109	63,409

Long-term debt	87,700	84,600
Deferred income taxes—long term	5,775	8,235
Other liabilities	40,640	39,783

Total liabilities	194,224	196,027

Minority interest	—	—

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,262,683 and 41,958,933 shares issued	423	420
Additional paid-in capital	67,199	65,523
Retained earnings	108,806	112,804
Accumulated other comprehensive income	13,299	16,253

	189,727	195,000
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	162,598	167,871

Total liabilities and shareholders’ equity	$356,822	$363,898

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	($2,821)	($549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,815	5,308
Non-cash impairment and restructuring charges	2,373	—
Equity in income of Calgon Mitsubishi Chemical Corporation	(273)	(520)
Distributions received from Calgon Mitsubishi Chemical Corporation	254	—
Employee benefit plan provisions	1,348	1,110
Changes in assets and liabilities—net of effects from purchase of business, foreign exchange and non-cash impairment and restructuring:
(Increase) decrease in receivables	(399)	2,841
Increase in inventories	(3,776)	(1,534)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(1,042)	2,762
Decrease in restructuring reserve	(209)	(11)
Decrease in accounts payable and accrued liabilities	(1,466)	(3,403)
Decrease in long-term deferred income taxes	(2,163)	(564)
Other items—net	(26)	(847)

Net cash (used in) provided by operating activities	(2,385)	4,593

Cash flows from investing activities
Purchase of business—net of cash	(530)	(32,250)
Purchase of intangible asset	—	(500)
Property, plant and equipment expenditures	(1,740)	(3,816)
Proceeds from disposals of property, plant and equipment	396	21

Net cash used in investing activities	(1,874)	(39,545)

Cash flows from financing activities
Proceeds from borrowings	23,500	93,900
Repayments of borrowings	(20,400)	(59,434)
Common stock dividends	(1,177)	(1,170)
Common stock issued through exercise of stock options	1,679	145

Net cash provided by financing activities	3,602	33,441

Effect of exchange rate changes on cash	(381)	58

Decrease in cash and cash equivalents	(1,038)	(1,453)
Cash and cash equivalents, beginning of period	8,780	8,954

Cash and cash equivalents, end of period	$7,742	$7,501

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	Acquisition

On February 18, 2004, the Company acquired substantially all of the assets of Waterlink, Incorporated’s (“Waterlink”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom.

Known as Barnebey Sutcliffe in the United States and Sutcliffe Speakman in the United Kingdom, Waterlink Specialty Products is a leading provider of products, equipment, systems and services related to activated carbon and its uses for water and air purification, solvent recovery, odor control and chemical processing. The primary reasons for the Company’s acquisition of Waterlink Specialty Products were to complement the Company’s existing business in terms of (i) expanding its customer base; (ii) diversifying its product mix; (iii) providing access to profitable, niche markets; and (iv) enhancing its profitability and cash flow.

The aggregate purchase price, including direct acquisition costs, and net of cash acquired, was $35.3 million, plus the assumption of certain non-working capital liabilities amounting to $14.2 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility (see Note 10).

The purchase price was allocated to the net assets acquired as follows:

(in thousands)
Current assets	$22,705
Non-current assets	6,772
Intangible assets	10,153
Goodwill	16,137
Liabilities assumed	(19,377)

Total purchase price	$36,390
Less cash and cash equivalents	(1,140)

Total purchase price (net of cash)	$35,250

The results of Waterlink have been included in the Company’s consolidated statements from the date of its acquisition by the Company. The following unaudited pro forma results of operations assume that Waterlink Specialty Products is included in the results of operations for the full period indicated. Such results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There are no material, nonrecurring items included in the reported pro forma results of operations.

	Three Months Ended March 31,
	2005	2004
(in thousands except per share data)	(Unaudited)
Revenues	$83,406	$78,417
Net loss	$(2,821)	$(597)
Net loss per common share
Basic and diluted	$(.07)	$(.02)

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

Additionally, in December 2004, the Company acquired the additional 20% interest of the then 80% owned Datong Carbon Corporation. The purchase resulted in the Company recording additional goodwill of $0.4 million related to the purchase.

2.	Gulf Coast Facility Impairment Charge

In 2003, the Company temporarily suspended construction of new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives. On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, the Company recorded an impairment charge of $2.2 million for the period ended March 31, 2005.

3.	Inventories:

	March 31, 2005	December 31, 2004
Raw materials	$14,395	$15,727
Finished goods	53,163	49,116

	$67,558	$64,843

4.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2005	2004
Cash paid during the period for:
Interest	$(1,283)	$(670)

Income taxes refunded (paid)—net	$38	$(741)

5.	Dividends:

Common stock dividends of $.03 per common share were declared and paid during the quarter ended March 31, 2005. Common stock dividends declared and paid during the quarter ended March 31, 2004 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on April 20, 2005.

6.	Comprehensive loss:

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,821)	$(549)
Other comprehensive loss	(2,954)	(368)

Comprehensive loss	$(5,775)	$(917)

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The only matters contributing to the other comprehensive loss during the three months ended March 31, 2005 were the foreign currency translation adjustment of ($2.9) million and the change in the fair value of the derivative instruments of ($56) thousand as described in Note 7. The only matters contributing to the other comprehensive loss during the three months ended March 31, 2004 were the foreign currency translation adjustment of ($386) thousand and the change in the fair value of the derivative instruments of $18 thousand.

7.	Segment Information:

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

	Three Months Ended March 31,
	2005	2004
Net Sales
Carbon and Service	$59,327	$55,886
Equipment	14,167	8,041
Consumer	9,912	7,316

	$83,406	$71,243

Income (loss) from operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$4,188	$6,650
Equipment	(83)	(1,958)
Consumer	1,598	637

	5,703	5,329
Depreciation and amortization
Carbon and Service	4,874	4,555
Equipment	313	320
Consumer	628	433

	5,815	5,308

Income (loss) from operations before impairment and restructuring	$(112)	$21

Reconciling items:
Gulf Coast Facility impairment charge	(2,158)	—
Restructuring charge	(252)	—
Interest income	181	209
Interest expense	(1,092)	(680)
Other expense—net	(387)	(788)

Consolidated loss before income taxes, equity in income, and minority interest	$(3,820)	$(1,238)

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Total Assets
Carbon and Service	261,841	$268,241
Equipment	62,610	63,424
Consumer	32,371	32,233

	$356,822	$363,898

8.	Derivative Instruments

The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. The Company had fifty-eight derivative instruments outstanding at March 31, 2005 of which one was a foreign currency swap and fifty-seven were foreign currency forward exchange contracts. The Company applied hedge accounting treatment for eighteen of the foreign currency forward exchange contracts and the foreign currency swap. The Company held twenty-eight derivative instruments at March 31, 2004 which were all foreign currency forward exchange contracts. The Company applied hedge accounting treatment under SFAS No. 133 for all of the foreign currency forward exchange contracts outstanding at March 31, 2004.

At March 31, 2005 and 2004, the Company held eighteen and twenty-eight foreign currency forward exchange contracts, respectively, which are treated as foreign exchange cash flow hedges regarding payment for inventory purchases. Accordingly, the change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts of ($56) thousand and $18 thousand for the periods ended March 31, 2005 and 2004 was recorded in other comprehensive (income) loss (see Note 5). It will be released into operations over the next 12 months based on the timing of the sales of the underlying inventory. The release to operations will be reflected in cost of products sold. During the period ended March 31, 2005, the Company recorded an immaterial gain in other income for the remaining thirty-nine foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap of ($0.1) million for the period ended March 31, 2005 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.7 million as of March 31, 2005.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the period ended March 31, 2005 and 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

9.	Contingencies

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license. In the third case, the Company has pending litigation against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

The Company is a party in a case filed by the City of DeQuincy, Louisiana (the “City”). The City seeks to repurchase land sold to the Company by the City as a site for a regeneration facility to be constructed by the Company. The City claims a right to recover title to the land under the terms of the agreement of sale upon repayment of the original purchase price of $20,000; the claim is predicated on its assertion that the Company has not timely commenced construction of the project. The Company believes that the City’s claim is without merit and that it will ultimately prevail although there can be no assurance that an adverse outcome will not occur. Unrecoverable development costs associated with the land have been recorded as an impairment charge during the first quarter of 2005. No other liabilities are expected in the event that the Company reconveys the land.

The Company has received a demand from the Pennsylvania Department of Environmental Protection (PADEP) that the Company reimburse PADEP for response costs incurred by the agency to remediate a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). The demand also included an unspecified amount for interest and for any future costs that might be incurred by PADEP at the Site. The Company understands that the response costs incurred by the PADEP to date are approximately $1.4 million. Based on information provided by the PADEP, the Site is approximately 8 acres and was used from the 1950’s until the 1960’s as a disposal site for coke or carbon sweepings and other industrial wastes. The Company has been in discussions with PADEP regarding the Company’s position that it is not the entity that disposed of materials containing the contaminants identified by PADEP at the Site and that any materials that may have been deposited by the Company’s predecessor did not contain actionable levels of hazardous substances identified by PADEP. PADEP presented an offer to the Company to settle its alleged liability relating to the $965,000 balance of unreimbursed response costs in return for a payment of $475,000. The Company believes PADEP’s position is not meritorious, and the demand is unwarranted. The Company intends to continue to vigorously defend the matter.

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

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated results of operations, cash flows, or financial position of the Company.

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition, which is presented as a component of noncurrent other liabilities in the Company’s March 31, 2005 consolidated balance sheet. As of March 31, 2005, the Company had an accrual of $5.3 million recorded. The change in the accrual is as a result of a decrease in estimate of $0.2 million, which reduced the acquisition price of Waterlink Specialty Products, and the environmental remediation expense previously incurred of $0.1 million. It is reasonably possible that a change in the estimate of this obligation will occur as additional investigative work is performed and the remediation activity commences.

The ultimate remediation costs are dependent upon the extent and types of contamination, which may change as a result of more detailed information developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The Company has not incurred any environmental remediation expense for the three months ended March 31, 2005.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At March 31, 2005, Calgon Mitsubishi Chemical Corporation has $13.3 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At March 31, 2005, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

10.	Goodwill & Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

not be amortized but should be tested for impairment at least annually. Management has elected to do the annual impairment test on December 31st of each year. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units.

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

The following is the categorization of the Company’s intangible assets as of March 31, 2005 and December 31, 2004 respectively:

		March 31, 2005		December 31, 2004
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.6 Years	$1,369	$(650)	$1,369	$(626)
Customer Relationships	17.0 Years	9,323	(1,414)	9,323	(1,125)
Customer Contracts	2.0 Years	664	(392)	664	(322)
Large Equipment Contracts Backlog	1.0 Years	166	(142)	166	(109)
License Agreement	5.0 Years	500	(142)	500	(117)
Other	10.0 Years	665	(203)	665	(161)
Unpatented Technology	20.0 Years	2,875	(907)	2,875	(865)

Total	16.0 Years	$15,562	$(3,850)	$15,562	$(3,325)

For the three months ended March 31, 2005 and 2004, the Company recognized $0.5 million and $0.3 million, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/05	$1,963
For the year ended 12/31/06	$1,763
For the year ended 12/31/07	$1,530
For the year ended 12/31/08	$1,330
For the year ended 12/31/09	$1,057

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2005 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2005	$20,983	$14,028	$60	$35,071
Foreign exchange	(80)	(41)	—	(121)

Balance as of March 31, 2005	$20,903	$13,987	$60	$34,950

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

11.	Borrowing Arrangements

During the quarter ended March 31, 2005, the Company amended its existing $125.0 million unsecured United States revolving Credit Facility that was due to expire in February 2007. The amendment extended the credit facility an additional year to February 2008 and increased the ratio of debt to EBITDA covenant in the agreement. All other terms of the agreement remain the same. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The current applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At March 31, 2005, borrowings under the facility were being charged a weighted average interest of 4.41%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

12.	Stock Compensation Plans

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

	Three Months Ended March 31
(Dollars in thousands except per share data)	2005	2004
Net loss
As reported	$(2,821)	$(549)
Stock-based compensation, net of tax effect	$(127)	$(328)

Pro forma	$(2,948)	$(877)

Weighted average shares outstanding
Basic	39,200,362	39,024,316
Effect of dilutive securities	647,494	380,988

Diluted	39,847,856	39,405,304

Net loss per common share
Basic and Diluted
As reported	$(.07)	$(.01)
Pro forma	$(.08)	$(.02)

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

13.	Integration accrual for acquired business

At the time of the acquisition of substantially all of Waterlink’s U.S. operating assets and the stock of Waterlink’s U.K. subsidiary, the Company had begun to formulate a plan for eliminating redundant activities and reviewing substantially all employment positions at the acquired companies. Subsequent to the acquisition, the preliminary plan was communicated to all affected employees and the Company began execution of the plan. Management has finalized the plan and substantially all of the separations resulting from the Company’s integration plan have been completed and benefits paid as of January 31, 2005 with the remainder to be paid by December 31, 2005.

The Company has currently estimated an obligation for termination and relocation benefits of $0.5 million related to sales, administrative, engineering and production positions of the acquired companies which was recorded on the opening balance sheet as of the date of acquisition and is presented as a component of accounts payable and accrued liabilities in the Company’s consolidated balance sheet. For the three months ended March 31, 2005 and 2004, the amounts that the Company has paid and charged against the termination and relocation reserve were $57 thousand and $0, respectively.

No further significant changes to the current plan are expected. Any future change to the Company’s original estimate of termination and relocation benefits for employees of the acquired companies as a result of the finalization of the integration plan will be recorded as an adjustment to earnings.

14.	Restructuring of Operations

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan includes the closure of two small manufacturing facilities, the potential divestiture of two non-core businesses, and the elimination of approximately 70 employees globally. The Company communicated the plan to certain employees on February 16, 2005 and plans to communicate the plan to the remaining affected employees during the third quarter of 2005. It is unlikely that a significant change to the plan will be made or that the plan will be withdrawn.

The restructuring charge for the three months ended March 31, 2005 was:

(in thousands)
Pension curtailment charge	$215
Closure of manufacturing facilities	37

Total restructuring charge	$252

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

15.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2005 and 2004:

	Three Months Ended March 31
Pension Benefits (in thousands)	2005	2004
Service cost	$768	$677
Interest cost	1,172	1,090
Expected return on plan assets	(1,044)	(893)
Amortization of prior service cost	118	118
Net amortization	139	113
Curtailment	215	—

Net periodic pension cost	$1,368	$1,105

The expected long-term rate of return on plan assets is 8.50% in 2005.

Employer Contributions

In its 2004 financial statements, the Company disclosed that it expected to contribute $0.4 million to its U.S. pension plans in 2005. As of March 31, 2005, no contributions have been made. The Company expects to contribute the $0.4 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2005 and 2004:

	Three Months Ended March 31
Pension Benefits (in thousands)	2005	2004
Service cost	$241	$188
Interest cost	430	342
Expected return on plan assets	(302)	(215)
Transition amount amortization	14	12
Net amortization	23	7

Net periodic pension cost	$406	$334

The expected long-term rate of return on plan assets ranges from 5.00% to 8.00% in 2005.

CALGON CARBON CORPORATION

SELECTED NOTES TO FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

Employer Contributions

In its 2004 financial statements, the Company disclosed that it expected to contribute $1.5 million to its European pension plans in 2005. As of March 31, 2005, the Company contributed $0.2 million. The Company expects to contribute the remaining $1.3 million as well as an additional $0.7 million over the remainder of the year.

Defined Contribution Plans

The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this defined contribution plan were $49 thousand and $36 thousand, respectively, for the periods ended March 31, 2005 and 2004.

16.	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has not yet evaluated the impact of the adoption of SFAS No. 151 on the Company’s financial statements. The Company plans to adopt SFAS No. 151 effective July 1, 2005 as required.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. Management expects that the provisions of SFAS No. 123R will be effective for the Company beginning in January 1, 2006 as required. Management has not yet evaluated the impact of the adoption of SFAS No. 123R.

17.	Reclassification

The Company has reclassified its 2004 equity income in Calgon Mitsubishi Chemical Corporation line item from above loss before income taxes to below loss before income taxes to conform with the Company’s presentation for the year ended December 31, 2004 and the period ended March 31, 2005.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations

On February 18, 2004, the Company completed the acquisition of the Specialty Products Division of Waterlink, Incorporated (WSP). The acquisition is reflected in the Company’s 2005 results of operations for a full quarter and for one and one half months for the comparative 2004 period.

Consolidated net sales increased by $12.2 million or 17.1% for the quarter ended March 31, 2005 versus the quarter ended March 31, 2004. Net sales for the quarter ended March 31, 2005 for the Carbon and Service segment increased $3.4 million or 6.2% versus the similar 2004 period. The increase was primarily due to strong demand in Europe for activated carbon for potable water and specialty applications and a $0.8 million positive impact of foreign currency translation. Net sales for the Equipment segment increased $6.1 million or 76.2% in the first quarter 2005 versus the comparable 2004 period. The increase was primarily due to stronger demand for both ISEP® systems for food applications and solvent recovery equipment as well as a $0.1 million positive impact of foreign currency translation. Net sales for the quarter ended March 31, 2005 for the Consumer segment increased by $2.6 million or 35.5% versus the quarter ended March 31, 2004. The increase was attributable to stronger sales in all product categories in the segment: charcoal, activated carbon cloth, and PreZerve® storage products as well as a $0.4 million positive impact of foreign currency translation. The total positive impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2005 was $1.4 million.

Gross profit, before depreciation, as a percentage of net sales was 27.3% for the quarter ended March 31, 2005 compared to 29.8% for the similar 2004 period, a 2.5 percentage point decrease. Carbon and Service margins in the Americas were adversely affected by higher raw material, energy, employee benefits, and transportation costs as well as higher outsourced product costs. An additional source of the margin decline was due to increased sales of lower margin outsourced products as a percent of the Company’s overall carbon and service sales mix. Partially offsetting the higher product costs was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 versus the comparable 2004 period.

The depreciation and amortization increase of $0.5 million during the quarter ended March 31, 2005 versus the quarter ended March 31, 2004 was primarily related to the intangible amortization and additional depreciation charges resulting from the acquisition of WSP that is reflected in the 2005 results for a full quarter versus one and one half months of the comparative 2004 period.

Selling, general and administrative expenses for the quarter ended March 31, 2005 were higher than the comparable 2004 quarter by $1.2 million. The increase was primarily related to severance costs for employee separations that occurred during the first quarter of 2005.

The impairment charge of $2.2 million for the quarter ended March 31, 2005 was as a result of the Company’s decision to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such a facility for the foreseeable future.

The restructuring charge of $0.2 million was primarily related to pension curtailment charges as a result of the above mentioned employee separations.

Other expense for the quarter ended March 31, 2005 decreased $0.4 million as compared to March 31, 2004. The decrease is primarily due to a non-recurring foreign exchange loss of approximately $0.3 million recorded in the quarter ended March 31, 2004 which related to an intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd., for the purchase of 100% of the outstanding common shares of Waterlink (UK) Limited.

Interest expense, net of interest income, for the quarter ended March 31, 2005 increased versus the quarter ended March 31, 2004 by $0.4 million. The increase in interest expense was primarily the result of increased interest rates and the increased debt from the 2004 acquisition.

The effective tax rate for the quarter ended March 31, 2005 was 19.0% compared to 12.8% for the quarter ended March 31, 2004. The quarter ended March 31, 2005 tax rate was lower than the Federal Income Tax Rate due to certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The quarter ended March 31, 2004 tax rate was lower than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, recognition of state income tax benefits and change in estimate of prior year accruals. The primary items that contributed to the change in the effective tax rate between the quarter ended March 31, 2005 and the similar period for 2004 were the Extraterritorial Income Exclusion Benefit and the equity income in Calgon Mitsubishi Chemical Corporation which was reclassified from loss before income taxes to loss after income taxes (see Note 17).

During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings. Throughout the year this annualized estimate may change based on actual results and annual earnings estimate revisions. Because the Company’s permanent tax benefits are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

The Company provides an estimate for income taxes based on an evaluation of the underlying accounts, its tax filing positions and interpretations of existing law. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. The Company does not believe that resolution of existing unresolved tax matters will have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income and comprehensive income for a particular future period and on the Company’s effective tax rate.

Equity in income of Calgon Mitsubishi Chemical Corporation for the quarter ended March 31, 2005 decreased by $0.2 million versus the quarter ended March 31, 2004. A large municipal fill in the quarter ended March 31, 2004 contributed to the stronger 2004 results which was not repeated in the first quarter of 2005.

Financial Condition

Working Capital and Liquidity

Cash flows used in operating activities were $2.4 million for the period ended March 31, 2005 compared to cash generated from operations of $4.6 million for the comparable 2004 period. The $7.0 million decrease represents a combination of decreased earnings and an increase in operating working capital (exclusive of debt) in 2005 versus the comparable 2004 period.

Common stock dividends paid during the quarter ended March 31, 2005 represented $.03 per common share which was consistent with the quarter ended March 31, 2004.

Total debt at March 31, 2005 was $87.7 million, an increase of $3.1 million from December 31, 2004. The additional borrowings were used in financing operating activities.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

During the quarter ended March 31, 2005, the Company amended its existing $125.0 million unsecured revolving United States Credit Facility that was due to expire in February 2007. The amendment extended the credit facility an additional year to February 2008 and increased the ratio of debt to EBITDA covenant in the agreement. All other terms of the agreement remain the same. Included in the agreement is a letter of credit sub-

facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The current applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At March 31, 2005, borrowings under the facility were being charged a weighted average interest of 4.41%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $1.7 million for the three months ended March 31, 2005 compared to expenditures of $3.8 million for the same period in 2004. The expenditures for the period ended March 31, 2005 consisted primarily of improvements to the Company’s manufacturing facilities of $1.4 million and customer capital of $0.1 million. The comparable 2004 expenditures included capacity expansion at the Company’s Catlettsburg, Kentucky facility of $1.2 million, customer capital of $1.2 million, and $0.8 million of other improvements to manufacturing facilities. Capital expenditures for 2005 are projected to be approximately $13.6 million.

The March 31, 2005 purchase of business cash out flow of $0.5 million, as shown on the statement of cash flows, represents the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million with the final balance to be paid in the second quarter. The transaction was initiated in December 2004 and the Company recorded additional goodwill of $0.4 million at that time. The 2004 purchase of business cash out flow of $35.3 million, as shown on the statement of cash flows, represents the Company’s February 18, 2004 acquisition of Waterlink Specialty Products. The purchase resulted in the Company recording additional goodwill of $16.1 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives. On March 22, 2005, the Company concluded and the Board of Directors approved that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, the Company recorded an impairment charge of $2.2 million for the period ended March 31, 2005.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. Management has not determined its plan of action for compliance related to this activated carbon line; however, if it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact to current operating results would be insignificant.

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

During the first quarter of 2005, an integration effort was performed to transfer the transactional processing used for accounting and financial reporting for Waterlink (UK) Limited prior to the acquisition to the systems and processes used by the Company. Pursuant to Exchange Act Rule 13a-15(d) this effort constituted a material change to the internal control structure.

There have not been any other changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2005 that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the unaudited interim Consolidated Financial Statements contained herein.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 20, 2005. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:

	Votes For	Votes Withheld
Class of 2008

Seth E. Schofield	26,015,417	10,211,302
John P. Surma	25,952,039	10,274,680

Amendment and restatement of the Company’s Stock Option Plan:

	Votes For	Votes Against	Votes Withheld
	18,876,806	5,724,933	1,000,894

Amendment and restatement of the Company’s 1993 Non-Employee Directors’ Stock Option Plan:

	Votes For	Votes Against	Votes Withheld
	18,014,573	6,571,853	1,016,206

Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2005:

	Votes For	Votes Against	Votes Withheld
	35,614,712	453,433	158,572

Item 6.    Exhibits and Reports on Form 8-K

(c) Exhibits

Exhibit 10.1 Calgon Carbon Corporation Senior Credit Facility, as amended.

Exhibit 10.2 Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers; Leroy M. Ball, Nicholas A. Colletti, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, and Michael J. Mocniak.

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d) Reports on Form 8-K

A report on Form 8-K, dated January 28, 2005 which furnished information filed under Item 8.01 Other Events accounting the adoption of the Stockholder Rights Plan and amendment of by-laws.

A report on Form 8-K, dated January 28, 2005 which furnished information filed under Item 1.01 Entry into a Material Definitive Agreement and Item 3.03 Material Modification to Rights of Security Holders detailing the approval of a new Rights Agreement.

A report on Form 8-K, dated January 31, 2005 which furnished information filed under Item 8.01 Other Events announcing a labor agreement at the Neville Island Plant.

A report on Form 8-K, dated February 7, 2005 which furnished information filed under Item 2.02 Results of Operations and Financial Condition detailing the Company’s fourth quarter 2004 results.

A report on Form 8-K, dated April 4, 2005 which furnished information filed under Item 8.01 Other Events announcing the launch of All Gone™.

A report on Form 8-K, dated April 5, 2005 which furnished information filed under Item 8.01 Other Events announcing a labor agreement at the Big Sandy plant.

A report on Form 8-K, dated April 19, 2005 which furnished information filed under Item 1.01 Entry into a Material Definitive Agreement describing employment agreements with senior management.

A report on Form 8-K, dated April 21, 2005 which furnished information filed under Item 1.01 Entry into a Material Definitive Agreement announcing the approval of the amendment and restatement of each of the Company’s Stock Option Plan and the Company’s 1993 Non-Employee Directed Stock Option Plan.

A report on Form 8-K, dated April 21, 2005 which furnished information filed under Item 2.02 Results of Operations and Financial Condition detailing the Company’s first quarter 2005 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)

/s/ LEROY M. BALL
Leroy M. Ball
Vice President, Chief Financial Officer

Date: May 5, 2005