Form 10-Q
period 2005-06-30
CALGON CARBON CORPORATION
filed 2005-08-09
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2005 or

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, $.01 par value	39,618,725 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED June 30, 2005

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

PART I—CONDENSED FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

INTRODUCTION TO THE CONDENSED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2004 filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$96,321	$97,126	$179,727	$168,369

Cost of products sold (excluding depreciation)	70,703	69,377	131,316	119,389
Depreciation and amortization	5,691	5,848	11,506	11,156
Selling, general and administrative expenses	14,480	14,754	30,500	29,691
Research and development expenses	1,169	936	2,239	1,901
Gulf Coast Facility impairment charge (Note 2)	—	—	2,158	—
Restructuring charge	106	—	358	—

	92,149	90,915	178,077	162,137

Income from operations	4,172	6,211	1,650	6,232

Interest income	212	160	393	369
Interest expense	(1,238)	(822)	(2,330)	(1,502)
Other expense—net	(219)	(900)	(606)	(1,688)

Income (loss) before income taxes, equity income, and minority interest	2,927	4,649	(893)	3,411
Provision (benefit) for income taxes	649	807	(77)	649

Income (loss) before equity income and minority interest	2,278	3,842	(816)	2,762
Equity in income from equity investments	350	397	623	917
Minority interest	—	10	—	21

Net income (loss)	2,628	4,249	(193)	3,700

Common stock dividends	(1,188)	(1,171)	(2,365)	(2,341)
Retained earnings, beginning of period	108,806	109,882	112,804	111,601

Retained earnings, end of period	$110,246	$112,960	$110,246	$112,960

Net income per common share
Basic and diluted	$.07	$.11	$—	$.09

Weighted average shares outstanding
Basic	39,484,674	39,035,350	39,346,305	39,029,833

Diluted	40,093,882	39,282,537	39,976,949	39,343,920

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,601	$8,780
Receivables (net of allowance of $2,964 and $3,033)	70,513	61,598
Revenue recognized in excess of billings on uncompleted contracts	7,502	8,978
Inventories	64,501	64,843
Deferred income taxes—current	5,982	7,939
Other current assets	6,725	6,957

Total current assets	162,824	159,095

Property, plant and equipment, net	118,304	129,285
Equity investments	8,815	8,135
Intangibles	11,091	12,237
Goodwill	34,672	35,071
Deferred income taxes—long-term	14,167	16,578
Other assets	3,440	3,497

Total assets	$353,313	$363,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,908	$36,871
Billings in excess of revenue recognized on uncompleted contracts	4,741	3,686
Restructuring reserve	539	872
Payroll and benefits payable	7,027	9,244
Accrued income taxes	12,746	12,736

Total current liabilities	58,961	63,409

Long-term debt	86,500	84,600
Deferred income taxes—long-term	4,226	8,235
Other liabilities	40,308	39,783

Total liabilities	189,995	196,027

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,405,983 and 41,958,933 shares issued	424	420
Additional paid-in capital	69,540	65,523
Retained earnings	110,246	112,804
Accumulated other comprehensive income	11,422	16,253
Deferred compensation	(1,185)	—

	190,447	195,000
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	163,318	167,871

Total liabilities and shareholders’ equity	$353,313	$363,898

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(193)	$3,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,506	11,156
Non-cash impairment and restructuring charges	2,373	—
Equity income from equity investments	(623)	(917)
Distributions received from Calgon Mitsubishi Chemical Corporation	254	—
Employee benefit plan provisions	2,191	1,823
Changes in assets and liabilities—net of effects from purchase of business, foreign exchange and non-cash impairment and restructuring:
Increase in receivables	(11,638)	(10,185)
(Increase) decrease in inventories	(1,885)	3,617
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	3,353	1,138
Decrease in restructuring reserve	(347)	(298)
(Decrease) increase in accounts payable and accrued liabilities	(979)	8,944
Decrease in long-term deferred income taxes	(2,375)	(6,134)
Other items—net	(542)	(366)

Net cash provided by operating activities	1,095	12,478

Cash flows from investing activities
Purchase of business—net of cash	(856)	(35,374)
Purchase of intangible asset	—	(665)
Property, plant and equipment expenditures	(5,476)	(6,991)
Proceeds from disposals of property, plant and equipment	706	110

Net cash used in investing activities	(5,626)	(42,920)

Cash flows from financing activities
Proceeds from borrowings	55,700	119,200
Repayments of borrowings	(53,800)	(86,857)
Common stock dividends	(2,365)	(2,341)
Common stock issued through exercise of stock options	2,688	192

Net cash provided by financing activities	2,223	30,194

Effect of exchange rate changes on cash	1,129	200

Decrease in cash and cash equivalents	(1,179)	(48)
Cash and cash equivalents, beginning of period	8,780	8,954

Cash and cash equivalents, end of period	$7,601	$8,906

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The aggregate purchase price, including direct acquisition costs, and net of cash acquired, was $35.3 million, plus the assumption of certain non-working capital liabilities amounting to $14.2 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility (see Note 11).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(in thousands except per share data)	(Unaudited)		(Unaudited)
Revenues	$96,321	$97,126	$179,727	$175,543
Net income (loss)	$2,628	$4,249	$(193)	$3,652
Net income per common share
Basic and diluted	$.07	$.11	$—	$.09

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

In December 2004, the Company acquired the additional 20% interest of the then 80% owned Datong Carbon Corporation. The purchase resulted in the Company recording additional goodwill of $0.4 million related to the purchase.

In May 2005, the Company formed a joint venture company with C. Gigantic Carbon to provide carbon reactivation services to the Thailand market. The joint venture company was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company after initial investment of $0.2 million which is accounted for in the Company’s financial statements under the equity method.

2.	Gulf Coast Facility Impairment Charge

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives. On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, the Company recorded an impairment charge of $2.2 million for the six month period ended June 30, 2005.

3.	Inventories:

	June 30, 2005	December 31, 2004
Raw materials	$13,931	$15,727
Finished goods	50,570	49,116

	$64,501	$64,843

4.	Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Interest	$2,557	$1,478

Income taxes paid—net	$240	$1,228

5.	Dividends:

Common stock dividends of $.03 per common share were declared and paid during the quarter ended June 30, 2005. Common stock dividends declared and paid during the quarter ended June 30, 2004 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on July 26, 2005.

6.	Comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$2,628	$4,249	$(193)	$3,700
Other comprehensive loss	(1,877)	(730)	(4,831)	(1,098)

Comprehensive income (loss)	$751	$3,519	$(5,024)	$2,602

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The only matters contributing to the other comprehensive loss during the three and six months ended June 30, 2005 were the foreign currency translation adjustment of ($2.4) million and ($5.3) million, respectively, and the change in the fair value of the derivative instruments of $0.5 million and $0.5 million, respectively, as described in Note 8. The only matters contributing to the other comprehensive loss during the three and six months ended June 30, 2004 was the foreign currency translation adjustment of ($0.8) million and ($1.2) million, respectively, and the change in the fair value of the derivative instruments of $0.1 million and $0.1 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
Carbon and Service	$63,906	$67,596	$123,233	$123,482
Equipment	15,608	16,629	29,775	24,670
Consumer	16,807	12,901	26,719	20,217

	$96,321	$97,126	$179,727	$168,369

Income (loss) from operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$6,922	$10,028	$11,110	$16,678
Equipment	848	726	765	(1,233)
Consumer	2,199	1,305	3,797	1,943

	9,969	12,059	15,672	17,388

Depreciation and amortization
Carbon and Service	5,091	4,938	9,965	9,493
Equipment	270	450	583	770
Consumer	330	460	958	893

	5,691	5,848	11,506	11,156

Income from operations before impairment and restructuring	$4,278	$6,211	$4,166	$6,232

Reconciling items:
Gulf Coast Facility impairment charge	—	—	(2,158)	—
Restructuring charge	(106)	—	(358)	—
Interest income	212	160	393	369
Interest expense	(1,238)	(822)	(2,330)	(1,502)
Other expense—net	(219)	(900)	(606)	(1,688)

Consolidated income (loss) before income taxes, equity in income, and minority interest	$2,927	$4,649	$(893)	$3,411

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
Total Assets
Carbon and Service	$251,981	$268,241
Equipment	60,870	63,424
Consumer	40,464	32,233

	$353,313	$363,898

8.	Derivative Instruments

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

The Company had forty-one derivative instruments outstanding at June 30, 2005 of which one was a foreign currency swap and forty were foreign currency forward exchange contracts. The Company applied hedge accounting treatment for twelve of the foreign currency forward exchange contracts and the foreign currency swap. The Company held nineteen derivative instruments at June 30, 2004 of which eighteen were foreign currency forward exchange contracts and one foreign currency swap. The Company applied hedge accounting treatment under SFAS No. 133 for all of the foreign currency forward exchange contracts and foreign currency swap outstanding at June 30, 2004.

At June 30, 2005 and 2004, the Company held twelve and eighteen foreign currency forward exchange contracts, respectively, which are treated as foreign exchange cash flow hedges regarding payment for inventory purchases. Accordingly, the change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was ($0.3) million and ($0.5) million, respectively, for the three and six month periods ended June 30, 2005 and $0.1 million and $0.1 million, respectively, for the three and six month periods ended June 30, 2004 and was recorded in other comprehensive income (loss) (see Note 6). The other comprehensive income (loss) will be released into operations over the next 12 months based on the timing of the sales of the underlying inventory. The release to operations will be reflected in cost of products sold. During the period ended June 30, 2005, the Company recorded an immaterial gain in other income for the remaining twenty-eight foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap of $0.1 million and ($23) thousand, respectively, for the three and six month periods ended June 30, 2005 and $(0.1) million and $(0.1) million, respectively, for the three and six month periods ended June 30, 2004 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.4 million and $0.3 million, respectively, as of June 30, 2005 and 2004.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the three and six month periods ended June 30, 2005 and 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company has pending litigation against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license. In the third case, the Company has pending litigation against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. In June 2005, North Bay obtained a ruling that the 525 Patent is invalid in Canada. The Company is appealing this ruling. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

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

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition, which is presented as a component of noncurrent other liabilities in the Company’s March 31, 2004 consolidated balance sheet. As of June 30, 2005 and 2004, the Company had recorded an accrual of $5.3 million and $5.6 million, respectively. The change in the accrual is as a result of a decrease in estimate of $0.2 million, which reduced the acquisition price of Waterlink Specialty Products, and the environmental remediation expense previously incurred of $0.1 million. A change in the estimate of this obligation may occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which will not be fully determined until more detailed information is developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The Company has not incurred any environmental remediation expense for the three and six months ended June 30, 2005.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At June 30, 2005, Calgon Mitsubishi Chemical Corporation has $12.8 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At June 30, 2005, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

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

The following is the categorization of the Company’s intangible assets as of June 30, 2005 and December 31, 2004 respectively:

	Weighted Average Amortization Period	June 30, 2005			December 31, 2004
		Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.6 Years	$1,369	$—	$(670)	$1,369	$—	$(626)
Customer Relationships	17.0 Years	9,323	(116)	(1,703)	9,323	(21)	(1,125)
Customer Contracts	2.0 Years	664	(15)	(458)	664	3	(322)
Large Equipment Contracts Backlog	1.0 Years	166	—	(161)	166	—	(109)
License Agreement	5.0 Years	500	—	(167)	500	—	(117)
Other	10.0 Years	665	—	(232)	665	—	(161)
Unpatented Technology	20.0 Years	2,875	—	(949)	2,875	—	(865)

Total	16.0 Years	$15,562	$(131)	$(4,340)	$15,562	$(18)	$(3,325)

For the three and six months ended June 30, 2005, the Company recognized $0.5 million and $1.0 million, respectively, of amortization expense. For the three and six months ended June 30, 2004, the Company recognized $0.7 million and $1.0 million, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/05	$1,963
For the year ended 12/31/06	$1,763
For the year ended 12/31/07	$1,530
For the year ended 12/31/08	$1,330
For the year ended 12/31/09	$1,057

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2005 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2005	$20,983	$14,028	$60	$35,071
Foreign exchange	(259)	(140)	—	(399)

Balance as of June 30, 2005	$20,724	$13,888	$60	$34,672

11.	Borrowing Arrangements

During the quarter ended March 31, 2005, the Company amended its existing $125.0 million unsecured United States revolving Credit Facility that was due to expire in February 2007. The amendment extended the credit facility an additional year to February 2008 and increased the ratio of debt to EBITDA covenant in the agreement. All other terms of the agreement remain the same. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The current applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At June 30, 2005, borrowings under the facility were being charged a weighted average interest of 4.86%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

The Company was not in compliance with its interest coverage covenant for the quarter ended June 30, 2005 under its United States credit facility. As a result, the Company was required to obtain a waiver from its United States credit facility lenders. On August 8, 2005, the Company obtained a waiver and a prospective amendment of its financial covenants from the lenders. The terms of the prospective amendment include the deletion of the interest coverage covenant and capital expenditures provisions and the addition of a fixed charge coverage ratio.

12.	Stock-Based Compensation

The Company has various stock-based compensation plans and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, stock-based compensation cost on stock options granted is reflected in net income for stock options at the date of grant, unless all stock options granted have an exercise price equal to the market value of the underlying common stock. Deferred compensation for restricted stock under the Company’s stock-based compensation plans is charged to equity when the restricted stock is granted and expensed over the vesting period and adjusted if contingencies of the restricted stock grant are not met. The following table illustrates the effect on net income

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

(loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation:”

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands except per share data)	2005	2004	2005	2004
Net income (loss)
As reported	$2,628	$4,249	$(193)	$3,700
Stock-based employee compensation expense included in reported net income, net of tax related effects	$90	$—	$90	$—
Stock-based compensation, net of tax effect	$(277)	$(407)	$(404)	$(735)

Pro forma	$2,441	$3,842	$(507)	$2,965

Weighted average shares outstanding
Basic	39,484,674	39,035,350	39,346,305	39,029,833
Effect of dilutive securities	609,207	247,187	630,645	314,087

Diluted	40,093,882	39,282,537	39,976,949	39,343,920

Net income (loss) per common share
Basic and Diluted
As reported	$.07	$.11	$—	$.09
Pro forma	$.06	$.10	$(.01)	$.08

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

The Company has currently estimated an obligation for termination and relocation benefits of $0.5 million related to sales, administrative, engineering and production positions of the acquired companies which was recorded on the opening balance sheet as of the date of acquisition and is presented as a component of accounts payable and accrued liabilities in the Company’s consolidated balance sheet. For the three and six months ended June 30, 2005, the amounts that the Company has paid and charged against the termination and relocation reserve were $35 thousand and $92 thousand, respectively, and were insignificant for the three and six month periods ended June 30, 2004.

No further significant changes to the current plan are expected. Any future change to the Company’s original estimate of termination and relocation benefits for employees of the acquired companies as a result of the finalization of the integration plan will be recorded as an adjustment to operations.

14.	Restructuring of Operations

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan includes the closure of two small manufacturing facilities, the potential divestiture of two

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

non-core businesses, and the elimination of approximately 70 employees globally. The Company communicated the plan to certain employees on February 16, 2005 and plans to communicate the plan to the remaining affected employees during the third and fourth quarters of 2005. It is unlikely that a significant change to the plan will be made or that the plan will be withdrawn.

The restructuring charge for the six months ended June 30, 2005 was:

(in thousands)
Pension curtailment charge	$215
Closure of manufacturing facilities	143

Total restructuring charge	$358

15.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2005	2004	2005	2004
Service cost	$729	$707	$1,497	$1,384
Interest cost	1,181	1,110	2,353	2,200
Expected return on plan assets	(1,021)	(947)	(2,065)	(1,840)
Amortization of prior service cost	114	118	232	236
Net amortization	165	80	304	193
Curtailment	22	—	237	—

Net periodic pension cost	$1,190	$1,068	$2,558	$2,173

The expected long-term rate of return on plan assets is 8.50% in 2005.

Employer Contributions

In its 2004 financial statements, the Company disclosed that it expected to contribute $0.4 million to its U.S. pension plans in 2005. As of June 30, 2005, no contributions have been made. Based upon the Company’s recently completed 2005 actuarial valuation, consideration is being given to accelerating contributions to all of the Company’s U.S. defined benefit plans in order to maintain certain funding levels and reduce the Company’s ongoing expense. As a result, the Company may contribute up to $4.3 million more than the legally required minimum of $0.4 million in the third quarter of 2005.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2005	2004	2005	2004
Service cost	$241	$173	$482	$361
Interest cost	430	340	860	682
Expected return on plan assets	(302)	(216)	(604)	(431)
Amortization of prior service cost	14	12	28	25
Net amortization	23	7	46	13

Net periodic pension cost	$406	$315	$812	$649

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The expected long-term rate of return on plan assets ranges from 5.00% to 8.00 % in 2005.

Employer Contributions

In its 2004 financial statements, the Company disclosed that it expected to contribute $1.5 million to its European pension plans in 2005. As of June 30, 2005, the Company has contributed $0.9 million. The Company expects to contribute the remaining $0.6 million as well as an additional $0.7 million over the remainder of the year.

Defined Contribution Plans

The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this defined contribution plan for the three months ended June 30, 2005 and 2004 were $41 thousand and $37 thousand, respectively, and $0.1 million and $0.1 million, respectively, for the six months ended June 30, 2005 and 2004.

16.	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has evaluated the impact of the adoption of SFAS No. 151 on the Company’s financial statements and expects it to be immaterial. The Company plans to adopt SFAS No. 151 effective January 1, 2006 as required.

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

The Company has reclassified its 2004 equity income from equity investments line item from above loss before income taxes to below loss before income taxes to conform with the Company’s presentation for the year ended December 31, 2004 and the period ended June 30, 2005.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations

Consolidated net sales decreased by $0.8 million or 0.8% and increased by $11.4 million or 6.7% for the quarter and year-to-date periods ended June 30, 2005, respectively, versus the quarter and year-to-date periods ended June 30, 2004. The total positive impact of foreign currency translation on consolidated sales for the quarter and year-to-date periods ended June 30, 2005 was $1.6 million and $3.0 million, respectively, and $2.6 million and $5.7 million, respectively, for the quarter and year-to-date periods ended June 30, 2004.

Net sales for the Carbon and Service segment decreased by $3.7 million or 5.5% versus the quarter ended June 30, 2004 and were comparable to the year-to-date period ended June 30, 2004. Sales for the quarter and year-to-date periods were adversely affected by the postponement of awarded contracts for activated carbon for drinking water treatment in Europe and the U.S, delays in sales for specialty carbons, and a decline in the demand for resin service sales for the removal of perchlorate from drinking water sources. Partially offsetting the year-to-date decline was the strong demand for activated carbon in the European potable water market during the first quarter 2005. Foreign currency translation had a positive impact of $0.9 million and $1.7 million, respectively, versus the quarter and year-to-date periods ended June 30, 2004.

Net sales for the Equipment segment decreased $1.0 million or 6.1% versus the quarter ended June 30, 2004 and increased $5.1 million or 20.7% versus the year-to-date period ended June 30, 2004. The decrease for the quarter was primarily due to the completion of two ISEP® projects in Asia which contributed $3.5 million in sales during the similar quarter in 2004. Partially offsetting this decrease was stronger demand for the Company’s traditional carbon adsorption systems in the U.S. For the year-to-date period, the increase was primarily related to stronger demand for solvent recovery equipment and ISEP® systems for food applications during the first quarter 2005 as well as the aforementioned increase in demand for traditional carbon adsorption equipment. Partially offsetting this increase were the non-repeat ISEP® projects in Asia. Foreign currency translation had a positive impact of $0.1 million and $0.2 million, respectively, versus the quarter and year-to-date periods ended June 30, 2004.

Net sales for the Consumer segment increased $3.9 million or 30.3% versus the quarter ended June 30, 2004 and $6.5 million or 32.2% versus the year-to-date period ended June 30, 2004. The increase in both periods was primarily due to stronger demand for charcoal in Europe. Stronger sales in activated carbon cloth and PreZerve® products also contributed to the year-to-date increase versus the comparable 2004 period. Foreign currency translation had a positive impact of $0.7 million and $1.1 million, respectively, versus the quarter and year-to-date periods ended June 30, 2004.

Gross profit, before depreciation, as a percentage of net sales was 26.6% for the quarter ended June 30, 2005 compared to 28.6% for the similar 2004 period, a 2.0 percentage point decrease. This decrease was primarily the result of higher raw material, energy, and transportation costs versus the similar 2004 quarter of approximately 1.9 percentage points. Increased sales of lower margin Equipment and Consumer products as a percent of the Company’s sales mix adversely impacted the quarter results by approximately 0.4 percentage points. Partially offsetting this was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 of $0.4 million or 0.4 percentage points versus the comparable 2004 period. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 26.9% as compared to 29.1% for the similar 2004 period, a 2.2 percentage point decrease. The aforementioned higher raw material, energy, and transportation costs, as well as increased sales of lower margin products, contributed to the decline by approximately 2.2 and 0.5 percentage points, respectively. Partially offsetting this decrease was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 of $0.8 million or 0.5 percentage points versus the comparable 2004 period.

Depreciation and amortization decreased $0.2 million during the quarter ended June 30, 2005 versus the quarter ended June 30, 2004 primarily due to decreased intangible amortization. For the year-to-date period, depreciation and amortization increased $0.4 million primarily due to increased depreciation associated with the capacity expansion at the Company’s Catlettsburg, Kentucky facility.

Selling, general, and administrative expenses for the quarter ended June 30, 2005 increased $0.3 million versus the comparable 2004 period. The increase was primarily for legal expenses due to the receipt in 2004 of $0.5 million related to the settlement of an ion exchange related claim and increased activity in 2005 in the Company’s UV patent litigation as well as $0.3 million of expenses pertaining to the Company’s re-engineering plan. Partially offsetting this increase was $0.4 of non-repeat acquisition integration expenses that occurred in 2004. For the year-to-date period, selling, general, and administrative expenses increased $0.8 million versus the comparable 2004 period. The increase was primarily related to the aforementioned re-engineering costs of $1.5 million which was partially offset by the non-repeat acquisition integration expense of $0.6 million that occurred in 2004.

Research and development expenses increased $0.2 million and $0.3 million, respectively, versus the quarter and year-to-date periods ended June 30, 2004. The increase for both periods is primarily related to an increase in laboratory services and supplies.

The impairment charge of $2.2 million for the year-to-date period ended June 30, 2005 was as a result of the Company’s decision to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such a facility for the foreseeable future.

The restructuring charge of $0.1 million for the quarter ended June 30, 2005 was related to the closure of two small manufacturing facilities and the year-to-date charge of $0.3 million was primarily related to pension curtailment charges as a result of the above mentioned employee separations.

Other expense for the quarter ended June 30, 2005 decreased $0.7 million primarily due to the sale of property of $0.2 million and a $0.3 million foreign exchange loss that occurred in 2004 which related to an intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd., for the purchase of 100% of the outstanding common shares of Waterlink (UK) Limited. For the year-to-date period, other expense decreased $1.1 million primarily due to the 2004 foreign exchange loss on the aforementioned intercompany loan of $0.6 million and sale of property of $0.2 million.

Interest expense, net of interest income, increased $0.4 million and $0.8 million, respectively, for the quarter and year-to-date periods ended June 30, 2005. The increase was primarily the result of increased interest rates and the increased debt from the 2004 acquisition.

The effective tax rate for the period ended June 30, 2005 was 8.6% compared to 19.0% for the period ended June 30, 2004. The period ended June 30, 2005 tax rate was lower than the Federal Income Tax Rate due to certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The June 30, 2005 tax provision included a discrete item relating to a tax law change that prompted a change in estimate of the valuation reserves for the state net operating loss carryforwards and increased tax expense by $25 thousand. The American Jobs Creation Act of 2004 repealed the Extraterritorial Income Exclusion (ETI) subject to certain transition rules. The ETI benefit is being replaced with a Manufacturing Activity deduction under Internal Revenue Code Section 199, with a phase out of ETI benefits in 2005 and 2006. The Company’s ETI benefit for 2005 reflects the 80% allowable benefit. The Company has not recorded a benefit for Section 199 in 2005 due to the limited taxable income.

The period ended June 30, 2004 tax rate was lower than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, recognition of state income tax benefits and change in estimate of prior year accruals. The primary items that contributed to the change in the effective tax rate between the period ended June 30, 2005 and the similar period for 2004 were the Extraterritorial Income Exclusion Benefit, change in estimate of prior year accruals and the equity income from equity investments which was reclassified from loss before income taxes to loss after income taxes (see Note 17).

No income tax expense (benefit) has been recorded for the earnings of the Company’s non-United States subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. An estimate of the amount of unrecognized deferred tax liability is currently not practicable. The Company is also evaluating the implications of the new repatriation provision of the American Jobs Creation Act of 2004, which reduces the Federal income tax rate to 5.25 percent on earnings distributed from non-United States based subsidiaries for a one-year period. The Company expects to complete this evaluation during 2005.

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

Equity income from equity investments for the quarter ended June 30, 2005 was comparable to the quarter ended June 30, 2004. For the year-to-date period, equity income from equity investments decreased $0.3 million versus the comparable 2004 period. The decrease is primarily related to a large municipal fill that occurred in the first quarter of 2004 which was not repeated in 2005.

Financial Condition

Working Capital and Liquidity

Cash flows generated from operations were $1.1 million for the period ended June 30, 2005 compared to cash generated from operations of $12.5 million for the comparable 2004 period. The $11.4 million decrease represents a combination of decreased earnings of $3.9 million and an increase in operating working capital (exclusive of debt). The increase in operating working capital was primarily due to the net change in inventories of $5.5 million and accounts payable and accruals of $9.9 million versus the comparable 2004 period. The comparable 2004 period included a $6.4 million reclassification of long-term deferred income tax liabilities to current accrued income tax liabilities. The Company had previously disclosed this reclassification in Note 1 of its 2004 Annual Report to Shareholders. Partially offsetting this decrease was $2.4 million of non-cash impairment and restructuring charges related to the first quarter 2005 Gulf Coast impairment and pension curtailment charges. Also offsetting this decline was a decrease in long-term deferred income taxes and other current assets of $3.8 million and $2.2 million, respectively.

Common stock dividends paid during the quarter ended June 30, 2005 represented $.03 per common share which was consistent with the quarter ended June 30, 2004.

Total debt at June 30, 2005 was $86.5 million, an increase of $1.9 million from December 31, 2004. The additional borrowings were used in financing operating activities.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

During the quarter ended March 31, 2005, the Company amended its existing $125.0 million unsecured revolving United States Credit Facility that was due to expire in February 2007. The amendment extended the credit facility an additional year to February 2008 and increased the ratio of debt to EBITDA covenant in the agreement. All other terms of the agreement remain the same. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The current applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At June 30, 2005, borrowings under the facility were being charged a weighted average interest of 4.86%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

The Company was not in compliance with its interest coverage covenant for the quarter ended June 30, 2005 under its United States credit facility. As a result, the Company was required to obtain a waiver from its United States credit facility lenders. On August 8, 2005, the Company obtained a waiver and a prospective amendment of its financial covenants from the lenders. The terms of the prospective amendment include the deletion of the interest coverage covenant and capital expenditures provisions and the addition of a fixed charge coverage ratio.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $5.5 million for the six months ended June 30, 2005 compared to expenditures of $7.0 million for the same period in 2004. The expenditures for the period ended June 30, 2005 consisted primarily of improvements to the Company’s manufacturing facilities of $4.8 million and customer capital of $0.3 million. The comparable 2004 expenditures included capacity expansion at the Company’s Catlettsburg, Kentucky facility of $2.3 million, customer capital of $2.1 million, and $1.7 million of other improvements to manufacturing facilities. Capital expenditures for 2005 are projected to be approximately $13.6 million.

The June 30, 2005 purchase of business cash outflow of $0.9 million, as shown on the statement of cash flows, represents the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million and the May 2005 formation of a joint venture company with C. Gigantic Carbon. The joint venture company was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company after initial investment of $0.2 million. The increased ownership in Datong Carbon Corporation was initiated in December 2004 and the Company recorded additional goodwill of $0.4 million at that time. The 2004 purchase of business cash out flow of $35.4 million, as shown on the statement of cash flows, represents the Company’s February 18, 2004 acquisition of Waterlink Specialty Products. The purchase resulted in the Company recording additional goodwill of $16.1 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives. On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, the Company recorded an impairment charge of $2.2 million for the six month period ended June 30, 2005.

Regulatory Matters

The Company’s production facilities are subject to a variety of environmental laws and regulations in the jurisdictions in which they operate or maintain properties. Costs may be incurred in complying with such laws and regulations if environmental remediation measures are required. The Company provides for such costs when remediation is deemed probable and the costs can be reliably estimated.

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

New Accounting Pronouncements

See Note 16 for a discussion of new accounting pronouncements.

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

There have not been any other changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2005 that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the unaudited interim Consolidated Financial Statements contained herein.

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

(c) Exhibits

Exhibit 10.1 Calgon Carbon Senior Credit Facility, as amended.

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d) Reports on Form 8-K

A report on Form 8-K, dated June 15, 2005 which furnished information filed under Item 8.01 Other Events announcing the formation of a joint venture company with C. Gigantic Carbon.

A report on Form 8-K, dated June 20, 2005 which furnished information filed under Item 8.01 Other Events announcing UV patent developments.

A report on Form 8-K, dated June 28, 2005 which furnished information filed under Item 8.01 Other Events announcing the award of a service contract in China.

A report on Form 8-K, dated July 14, 2005 which furnished information filed under Item 2.02 Results of Operations and Financial Condition previewing the Company’s second quarter earnings.

A report on Form 8-K, dated July 26, 2005 which furnished information filed under Item 2.02 Results of Operations and Financial Condition announcing the Company’s second quarter earnings.

A report on Form 8-K, dated July 26, 2005 which furnished information filed under Item 8.01 Other Events announcing the quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)

By	/s/ LEROY M. BALL
Leroy M. Ball Vice President, Chief Financial Officer

Date: August 9, 2005