Form 10-Q
period 2005-09-30
CALGON CARBON CORPORATION
filed 2005-11-08
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2005 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, $.01 par value	39,659,975 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED September 30, 2005

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$76,928	$82,997	$256,655	$251,366

Cost of products sold (excluding depreciation)	58,640	60,234	189,956	179,623
Depreciation and amortization	5,365	5,656	16,871	16,812
Selling, general and administrative expenses	15,729	13,310	46,229	43,001
Research and development expenses	1,074	927	3,313	2,828
Gulf Coast Facility impairment charge (Note 2)	—	—	2,158	—
Restructuring charge	65	—	423	—

	80,873	80,127	258,950	242,264

Income (loss) from operations	(3,945)	2,870	(2,295)	9,102

Interest income	165	160	558	529
Interest expense	(1,248)	(930)	(3,578)	(2,432)
Other expense—net	(634)	(895)	(1,240)	(2,583)

Income (loss) before income taxes, equity income, and minority interest	(5,662)	1,205	(6,555)	4,616
Provision (benefit) for income taxes	(4,599)	(103)	(4,676)	546

Income (loss) before equity income and minority interest	(1,063)	1,308	(1,879)	4,070
Equity in income (loss) from equity investments	397	(69)	1,020	848
Minority interest	—	27	—	48

Net income (loss)	(666)	1,266	(859)	4,966

Common stock dividends	(1,190)	(1,171)	(3,555)	(3,512)
Retained earnings, beginning of period	110,246	112,960	112,804	111,601

Retained earnings, end of period	$108,390	$113,055	$108,390	$113,055

Net income (loss) per common share
Basic and diluted	$(.02)	$.03	$(.02)	$.13

Weighted average shares outstanding
Basic	39,569,277	39,054,207	39,421,446	39,038,017

Diluted	40,096,564	39,366,805	40,017,259	39,351,604

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,179	$8,780
Receivables (net of allowance of $2,967 and $3,033)	54,361	61,598
Revenue recognized in excess of billings on uncompleted contracts	6,142	8,978
Inventories	68,751	64,843
Deferred income taxes—current	8,076	7,939
Other current assets	6,090	6,957

Total current assets	151,599	159,095

Property, plant and equipment, net	114,305	129,285
Equity investments	9,255	8,135
Intangibles	10,583	12,237
Goodwill	34,982	35,071
Deferred income taxes—long-term	14,364	16,578
Other assets	3,407	3,497

Total assets	$338,495	$363,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$83,278	$—
Accounts payable and accrued liabilities	24,392	36,871
Billings in excess of revenue recognized on uncompleted contracts	4,086	3,686
Restructuring reserve	424	872
Payroll and benefits payable	12,144	9,244
Accrued income taxes	10,641	12,736

Total current liabilities	134,965	63,409

Long-term debt	2,925	84,600
Deferred income taxes—long-term	3,076	8,235
Other liabilities	34,829	39,783

Total liabilities	175,795	196,027

Commitments and contingencies	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,447,233 and 41,958,933 shares issued	424	420
Additional paid-in capital	69,844	65,523
Retained earnings	108,390	112,804
Accumulated other comprehensive income	12,247	16,253
Deferred compensation	(1,076)	—

	189,829	195,000
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	162,700	167,871

Total liabilities and shareholders’ equity	$338,495	$363,898

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(859)	$4,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,871	16,812
Non-cash impairment and restructuring charges	2,373	—
Equity income from equity investments	(1,020)	(848)
Distributions received from Calgon Mitsubishi Chemical Corporation	254	—
Employee benefit plan provisions	3,327	2,971
Changes in assets and liabilities—net of effects from purchase of business, foreign exchange and non-cash impairment and restructuring:
Decrease (increase) in receivables	6,959	(3,438)
(Increase) decrease in inventories	(6,225)	2,254
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	3,311	(2,618)
Decrease in restructuring reserve	(393)	(471)
(Decrease) increase in accounts payable and accrued liabilities	(12,657)	4,396
Decrease in long-term deferred income taxes	(2,728)	(5,466)
Decrease in accrued pensions	(3,711)	(4,279)
Other items—net	(122)	453

Net cash provided by operating activities	5,380	14,732

Cash flows from investing activities
Purchase of business—net of cash	(856)	(35,422)
Purchase of intangible asset	—	(667)
Property, plant and equipment expenditures	(8,166)	(11,442)
Proceeds from disposals of property, plant and equipment	1,118	437

Net cash used in investing activities	(7,904)	(47,094)

Cash flows from financing activities
Proceeds from borrowings	83,491	142,700
Repayments of borrowings	(81,888)	(111,457)
Common stock dividends	(3,555)	(3,512)
Common stock issued through exercise of stock options	2,986	289

Net cash provided by financing activities	1,034	28,020

Effect of exchange rate changes on cash	889	336

Decrease in cash and cash equivalents	(601)	(4,006)
Cash and cash equivalents, beginning of period	8,780	8,954

Cash and cash equivalents, end of period	$8,179	$4,948

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

The purchase price was allocated to the net assets acquired as follows:

(in thousands)
Current assets	$22,705
Non-current assets	6,772
Intangible assets	10,153
Goodwill	16,137
Liabilities assumed	(19,377)

Total purchase price	36,390
Less cash and cash equivalents	(1,140)

Total purchase price (net of cash)	$35,250

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(in thousands except per share data)	(Unaudited)		(Unaudited)
Revenues	$76,928	$82,997	$256,655	$258,540
Net income (loss)	$(666)	$1,266	$(859)	$4,918
Net income (loss) per common share
Basic and diluted	$(.02)	$.03	$(.02)	$.13

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

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives. On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, the Company recorded an impairment charge of $2.2 million for the nine month period ended September 30, 2005.

3.	Inventories:

	September 30, 2005	December 31, 2004
Raw materials	$13,877	$15,727
Finished goods	54,874	49,116

	$68,751	$64,843

4.	Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2005	2004
Cash paid during the period for:
Interest	$3,765	$2,392

Income taxes paid—net	$357	$1,416

5.	Dividends:

Common stock dividends of $.03 per common share were declared and paid for the second quarter 2005 during the quarter ended September 30, 2005. Common stock dividends declared and paid during the quarter ended September 30, 2004 were $.03 per common share. The Company’s board of directors did not declare a dividend for the quarter ended September 30, 2005.

6.	Comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(666)	$1,266	$(859)	$4,966
Other comprehensive income (loss)	825	1,283	(4,006)	185

Comprehensive income (loss)	$159	$2,549	$(4,865)	$5,151

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2005 were the foreign currency translation adjustment of $1.1 million and ($4.1) million, respectively, and the change in the fair value of the derivative instruments of ($0.3) million and $0.1 million, respectively, as described in Note 8. The only matters contributing to the other comprehensive loss during the three and nine months ended September 30, 2004 was the foreign currency translation adjustment of $1.4 million and $0.3 million, respectively, and the change in the fair value of the derivative instruments of ($0.1) million and ($0.1) million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Carbon and Service	$57,934	$60,392	$181,167	$183,874
Equipment	10,744	15,239	40,519	39,909
Consumer	8,250	7,366	34,969	27,583

	$76,928	$82,997	$256,655	$251,366

Income (loss) from operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$3,243	$8,302	$14,353	$24,980
Equipment	(1,452)	379	(687)	(854)
Consumer	(306)	(155)	3,491	1,788

	1,485	8,526	17,157	25,914
Depreciation and amortization
Carbon and Service	4,667	4,844	14,632	14,337
Equipment	275	379	858	1,149
Consumer	423	433	1,381	1,326

	5,365	5,656	16,871	16,812

Income (loss) from operations before impairment and restructuring	$(3,880)	$2,870	$286	$9,102

Reconciling items:
Gulf Coast Facility impairment charge	—	—	(2,158)	—
Restructuring charge	(65)	—	(423)	—
Interest income	165	160	558	529
Interest expense	(1,248)	(930)	(3,578)	(2,432)
Other expense—net	(634)	(895)	(1,240)	(2,583)

Consolidated income (loss) before income taxes, equity in income (loss), and minority interest	$(5,662)	$1,205	$(6,555)	$4,616

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Total Assets
Carbon and Service	$255,976	$268,241
Equipment	52,628	63,424
Consumer	29,891	32,233

	$338,495	$363,898

8.	Derivative Instruments

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

The Company had thirty-one derivative instruments outstanding at September 30, 2005 of which one was a foreign currency swap and thirty were foreign currency forward exchange contracts. The Company applied hedge accounting treatment for six of the foreign currency forward exchange contracts and the foreign currency swap. The Company held sixteen derivative instruments at September 30, 2004 of which fifteen were foreign currency forward exchange contracts and one was a foreign currency swap. The Company applied hedge accounting treatment under SFAS No. 133 for all of the foreign currency forward exchange contracts and the foreign currency swap outstanding at September 30, 2004.

At September 30, 2005 and 2004, the Company held six and fifteen foreign currency forward exchange contracts, respectively, which are treated as foreign exchange cash flow hedges regarding payment for inventory purchases. Accordingly, the change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was ($0.3) million and ($0.1) million, respectively, for the three and nine month periods ended September 30, 2005 and $0.1 million and $0.1 million, respectively, for the three and nine month periods ended September 30, 2004 and was recorded in other comprehensive income (loss) (see Note 6). The other comprehensive income (loss) will be released into operations over the next 12 months based on the timing of the sales of the underlying inventory. The release to operations will be reflected in cost of products sold. During the period ended September 30, 2005, the Company recorded an immaterial gain in other income for the remaining twenty-four foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap of $0.1 million and $0.1 million, respectively, for the three and nine month periods ended September 30, 2005 and $(0.1) million and $(0.2) million, respectively, for the three and nine month periods ended September 30, 2004 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.3 million and $0.2 million, respectively, as of September 30, 2005 and 2004.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2005 and 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing cryptosporidium infection in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging infringement of the U.S. Patents. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. In June 2005, North Bay obtained a ruling that the 525 Patent is invalid in Canada. The Company is appealing this ruling. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

The Company is a party in a case filed by the City of DeQuincy, Louisiana (the “City”). The City seeks to repurchase land sold to the Company by the City as a site for a regeneration facility to be constructed by the Company. The City claims a right to recover title to the land under the terms of the agreement of sale upon repayment of the original purchase price of $20,000; the claim is predicated on its assertion that the Company has not timely commenced construction of the project. The Company believes that the City’s claim is without merit and that it will ultimately prevail, although there can be no assurance that an adverse outcome will not occur. Unrecoverable development costs associated with the land have been recorded as an impairment charge during the first quarter of 2005. No other liabilities are expected in the event that the Company reconveys the land.

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

During the quarter ended September 30, 2005, the Company’s Pearl River plant was impacted by Hurricane Katrina. The Company has both property and business interruption insurance coverage. Management is in the process of filing claims with its insurance carrier to recover damages for both property and business interruption. As of the three and nine months ended September 30, 2005, the Company has recorded a receivable in the amount of $0.8 million for property damage that is probable of recovery from insurance and a $1.0 million charge for costs which are not recoverable from insurance (see Note 16). No amounts have been recorded for the business interruption coverage as of the three and nine months ended September 30, 2005.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition, which is presented as a component of noncurrent other liabilities in the Company’s March 31, 2004 consolidated balance sheet. As of September 30, 2005 and 2004, the Company had recorded an accrual of $5.3 million and $5.6 million, respectively. The change in the accrual is as a result of a decrease in estimate of $0.2 million, which reduced the acquisition price of Waterlink Specialty Products, and the environmental remediation expense previously incurred of $0.1 million. A change in the estimate of this obligation may occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which will not be fully determined until more detailed information is developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The Company has incurred $27 thousand of environmental remediation expense for the three and nine months ended September 30, 2005.

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At September 30, 2005, Calgon Mitsubishi Chemical Corporation has $9.0 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At September 30, 2005, the lender has not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

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

The following is the categorization of the Company’s intangible assets as of September 30, 2005 and December 31, 2004 respectively:

	Weighted Average Amortization Period	September 30, 2005			December 31, 2004
		Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.6 Years	$1,369	$—	$(690)	$1,369	$—	$(626)
Customer Relationships	17.0 Years	9,323	(156)	(1,989)	9,323	(21)	(1,104)
Customer Contracts	2.0 Years	664	(17)	(521)	664	3	(325)
Large Equipment Contracts Backlog	1.0 Years	166	—	(166)	166	—	(109)
License Agreement	5.0 Years	500	—	(192)	500	—	(117)
Other	10.0 Years	665	—	(258)	665	—	(161)
Unpatented Technology	20.0 Years	2,875	—	(990)	2,875	—	(865)

Total	16.0 Years	$15,562	$(173)	$(4,806)	$15,562	$(18)	$(3,307)

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

For the three and nine months ended September 30, 2005, the Company recognized $0.5 million and $1.5 million, respectively, of amortization expense. For the three and nine months ended September 30, 2004, the Company recognized $0.6 million and $1.5 million, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/05	$1,963
For the year ended 12/31/06	$1,763
For the year ended 12/31/07	$1,530
For the year ended 12/31/08	$1,330
For the year ended 12/31/09	$1,057

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2005 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2005	$20,983	$14,028	$60	$35,071
Foreign exchange	(348)	259	—	(89)

Balance as of September 30, 2005	$20,635	$14,287	$60	$34,982

11.	Borrowing Arrangements

During the quarter ended March 31, 2005, the Company amended its existing $125.0 million unsecured United States revolving Credit Facility that was due to expire in February 2007. The amendment extended the credit facility an additional year to February 2008 and increased the ratio of debt to EBITDA covenant in the agreement. All other terms of the agreement remain the same. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The current applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At September 30, 2005, borrowings under the facility were being charged a weighted average interest of 5.38%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

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

The Company was not in compliance with its leverage covenant, a ratio of debt to EBITDA as defined in the amended credit facility agreement, for the quarter ended September 30, 2005 under its United States credit

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

facility. As a result, the Company was required to obtain a waiver from its United States credit facility lenders. On November 4, 2005, the Company obtained a waiver on this covenant from the lenders that expires on January 31, 2006. The Company was required to reclassify its long-term debt to short-term debt. The terms of the waiver replace the leverage covenant which limits borrowings to no more than 3.25 times trailing four quarters EBITDA to 3.75 and with a requirement that the Company’s borrowings (as defined in the agreement) not exceed $105.0 million during the period of the waiver. Also, as a condition of the waiver, the Company and certain of its subsidiaries were required to enter into a security agreement granting a blanket security interest in favor of the lenders, and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. In addition, the Company agreed to execute mortgages, if requested, on its U.S. real property by December 31, 2005. During the waiver period, the Company intends to negotiate with its current lenders as well as other lending institutions in order to secure long-term financing to fund its operations and capital plans. The Company intends to have such financing in place by the expiration of the waiver period but cannot determine the effective interest rate on such a financing at this time.

12.	Stock-Based Compensation

The Company has various stock-based compensation plans and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, stock-based compensation cost on stock options granted is reflected in net income for stock options at the date of grant, unless all stock options granted have an exercise price equal to the market value of the underlying common stock. Deferred compensation for restricted stock under the Company’s stock-based compensation plans is charged to equity when the restricted stock is granted and expensed over the vesting period and adjusted if contingencies of the restricted stock grant are not met. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation:”

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands except per share data)	2005	2004	2005	2004
Net income (loss)
As reported	$(666)	$1,266	$(859)	$4,966
Stock-based employee compensation expense included in reported net income, net of tax related effects	65	—	159	—
Stock-based compensation, net of tax effect	(159)	(463)	(563)	(1,198)

Pro forma	$(760)	$803	$(1,263)	$3,768

Weighted average shares outstanding
Basic	39,569,277	39,054,207	39,421,446	39,038,017
Effect of dilutive securities	527,287	312,598	595,813	305,903

Diluted	40,096,564	39,366,805	40,017,259	39,351,604

Net income (loss) per common share
Basic and Diluted
As reported	$(.02)	$.03	$(.02)	$.13
Pro forma	$(.02)	$.02	$(.03)	$.10

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

13.	Restructuring of Operations

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan includes the closure of two small manufacturing facilities, the potential divestiture of two non-core businesses, and the elimination of approximately 70 employees globally. The Company communicated the plan to certain employees on February 16, 2005 and plans to communicate the plan to the remaining affected employees during the fourth quarter of 2005. It is unlikely that a significant change to the plan will be made or that the plan will be withdrawn.

The restructuring charge for the nine months ended September 30, 2005 was:

(in thousands)
Pension curtailment charge	$215
Closure of manufacturing facilities	208

Total restructuring charge	$423

14.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2005	2004	2005	2004
Service cost	$729	$707	$2,225	$2,091
Interest cost	1,181	1,110	3,534	3,310
Expected return on plan assets	(1,021)	(947)	(3,085)	(2,787)
Amortization of prior service cost	114	118	345	354
Net actuarial loss (gain) amortization	165	80	469	273
Curtailment	—	—	237	—

Net periodic pension cost	$1,168	$1,068	$3,725	$3,241

The expected long-term rate of return on plan assets is 8.50% in 2005.

Employer Contributions

In its 2004 financial statements, the Company disclosed that it expected to contribute $0.4 million to its U.S. pension plans in 2005. As of September 30, 2005, the company has contributed the legally required minimum of $0.4 million as well as an additional $1.9 million in order to maintain certain funding levels and reduce the Company’s ongoing expense. As a result of the additional funding, the Company does not plan to make any further contributions in 2005.

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2005	2004	2005	2004
Service cost	$241	$173	$723	$535
Interest cost	430	340	1,290	1,021
Expected return on plan assets	(302)	(216)	(906)	(648)
Amortization of prior service cost	14	12	42	37
Net amortization	23	7	69	20

Net periodic pension cost	$406	$316	$1,218	$965

The expected long-term rate of return on plan assets ranges from 5.00% to 8.00 % in 2005.

Employer Contributions

In its 2004 financial statements, the Company disclosed that it expected to contribute $1.5 million to its European pension plans in 2005. As of September 30, 2005, the Company has contributed $1.4 million. The Company expects to contribute the remaining $0.1 million as well as an additional $0.7 million over the remainder of the year.

Defined Contribution Plans

The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this defined contribution plan for the three months ended September 30, 2005 and 2004 were $45 thousand and $37 thousand, respectively, and $0.1 million, respectively, for the nine months ended September 30, 2005 and 2004.

15.	New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an

CALGON CARBON CORPORATION

SELECTED NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(Unaudited)

employee is required to provide service in exchange for the award which is usually the vesting period. Management expects that the provisions of SFAS No. 123R will be effective for the Company beginning in January 1, 2006 as required. Management has not yet completed its evaluation of the impact of the adoption of SFAS No. 123R.

16.	Hurricane Impact

In August 2005, the Company’s Pearl River plant, located in Pearlington, Mississippi, was damaged as a result of Hurricane Katrina. As of September 30, 2005, the Company recorded a receivable from its insurer of approximately $0.8 million for the estimated repair, restoration, and fixed expenses incurred through the quarter end which are deemed recoverable from insurance. Property and business interruption insurance claims will be made when the full extent of loss can be measured. The plant is expected to resume operation in November 2005. For the three and nine months ended September 30, 2005, non-recoverable costs of $1.0 million were recorded in the selling, general, and administrative expense line.

17.	Reclassification

The Company has reclassified its 2004 equity income from equity investments line item from above loss before income taxes to below loss before income taxes to conform with the Company’s presentation for the year ended December 31, 2004 and the period ended September 30, 2005.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Selected Notes to Financial Statements.

Results of Operations

During the third quarter of 2005, the Company’s Pearl River plant, located in Pearlington, Mississippi, was issued a mandatory evacuation order in advance of Hurricane Katrina (see Note 16). The Pearl River plant sustained damages warranting the temporary idling of the facility. The Company is proceeding through the repair and restoration process and will be filing claims with its insurance carrier to recover property and business interruption losses resulting from Hurricane Katrina. The Pearl River Plant is expected to resume operation in November 2005. The Company’s management is currently in the process of determining the adverse impact of Hurricane Katrina on sales and profit margins for the three and nine months ended September 30, 2005.

Consolidated net sales decreased by $6.1 million or 7.3% and increased by $5.3 million or 2.1% for the quarter and year-to-date periods ended September 30, 2005, respectively, versus the quarter and year-to-date periods ended September 30, 2004. The impact of foreign currency translation on consolidated sales for the quarter and year-to-date periods ended September 30, 2005 was $(0.1) million and $2.9 million, respectively.

Net sales for the Carbon and Service segment decreased by $2.5 million or 4.1% and $2.7 million or 1.5% for the quarter and year-to-date periods ended September 30, 2005, respectively, versus the quarter and year-to-date periods ended September 30, 2004. Sales for the quarter were primarily impacted by delays in sales for specialty respirator carbons of $1.3 million which was related to the temporary shut-down of a third party testing facility. Also adversely impacting the quarter was the delay of an awarded contract for activated carbon for drinking water treatment in the U.S of $0.7 million, non-replacement of 2004 business, and the impact of Hurricane Katrina. The aforementioned delays in sales for specialty respirator carbons and the activated carbon contract for drinking water treatment in the U.S. as well as the decline in the demand for resin service sales for the removal of perchlorate from drinking water sources adversely impacted the year-to-date period. Partially offsetting the quarter and year-to-date decline was the strong demand for activated carbon in the European potable water market during the first and third quarters of 2005. Foreign currency translation had a negative impact of $0.1 million and a positive impact of $1.7 million, respectively, versus the quarter and year-to-date periods ended September 30, 2004.

Net sales for the Equipment segment decreased $4.5 million or 29.5% versus the quarter ended September 30, 2004 and increased $0.6 million or 1.5% versus the year-to-date period ended September 30, 2004. The decrease for the quarter was primarily due to non-repeat projects for Solvent Recovery in the U.S. and ISEP® in Asia which contributed $3.6 million in sales during the comparable period in 2004. Partially offsetting this decrease was stronger demand for the Company’s traditional carbon adsorption systems in the U.S. For the year-to-date period, the increase was primarily related to the aforementioned increase in demand for traditional carbon adsorption equipment. Partially offsetting this year-to-date increase were the non-repeat solvent recovery and ISEP® projects in the U.S. and Asia that occurred in 2004. Foreign currency translation did not have a significant impact versus the quarter ended September 30, 2004; however it had a positive impact of $0.2 million on the year-to-date period ended September 30, 2005 versus the year-to-date period ended September 30, 2004.

Net sales for the Consumer segment increased $0.9 million or 12.0% versus the quarter ended September 30, 2004 and $7.4 million or 26.8% versus the year-to-date period ended September 30, 2004. The increase for the quarter was primarily due to higher demand for activated carbon cloth and PreZerve® products of $1.1 million. Stronger demand for charcoal in Europe as well as the aforementioned higher demand for activated carbon cloth and PreZerve® products contributed to the year-to-date increase versus the comparable 2004 period. Foreign currency translation did not have a significant impact versus the quarter ended September 30, 2004; however it had a positive impact of $1.0 million versus the year-to-date period ended September 30, 2004.

Gross profit, before depreciation, as a percentage of net sales was 23.8% for the quarter ended September 30, 2005 compared to 27.4% for the similar 2004 period, a 3.6 percentage point decrease. This decrease was primarily the result of higher raw material, energy, and transportation costs versus the similar 2004 quarter of approximately 3.9 percentage points. The idling of the Pearl River plant due to Hurricane Katrina and associated additional costs to deliver products to customers also had an adverse impact on gross profit for the quarter and year-to-date periods ended September 30, 2005. For the year-to-date period, gross profit, before depreciation, as a percentage of net sales was 26.0% as compared to 28.5% for the comparable 2004 period, a 2.5 percentage point decrease. The aforementioned higher raw material, energy, and transportation costs contributed to the decline by approximately 2.7 percentage points as did increased sales of lower margin Consumer products of 0.3 percentage points. Partially offsetting this decrease was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 of $0.4 million or 0.2 percentage points versus the comparable 2004 period.

Depreciation and amortization decreased $0.3 million during the quarter ended September 30, 2005 versus the quarter ended September 30, 2004 primarily due to decreased intangible amortization. For the year-to-date period, depreciation and amortization was comparable to the comparable 2004 period.

Selling, general, and administrative expenses for the quarter ended September 30, 2005 increased $2.4 million versus the comparable 2004 period. The increase was primarily due to employee related costs of $1.2 million, non-recoverable costs of approximately $1.0 million related to damage caused at the Company’s Pearl River plant by Hurricane Katrina, and increased litigation expenses of $0.7 million relating to UV patent cases. Partially offsetting this increase was $0.2 of acquisition integration expenses that occurred in 2004. For the year-to-date period, selling, general, and administrative expenses increased $3.2 million versus the comparable 2004 period. The increase was primarily due to employee related expenses of $1.9 million of which $1.3 million related to the Company’s previously disclosed re-engineering plan. Litigation expenses were also $1.4 million higher than 2004 when the net impact of $0.3 million associated with two 2004 non-recurring settlement events is excluded. Non-recoverable losses due to the hurricane damage in 2005 totaled $1.0 million. Foreign currency translation also had a $0.3 million negative impact versus the similar 2004 period. Partially offsetting this increase was $0.8 million of acquisition integration expenses that occurred in 2004.

Research and development expenses increased $0.1 million and $0.5 million, respectively, versus the quarter and year-to-date periods ended September 30, 2004. The increase for both periods is primarily related to an increase in rent expense as well as increased operations at the Company’s UK location.

The impairment charge of $2.2 million for the year-to-date period ended September 30, 2005 was as a result of the Company’s decision to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such a facility for the foreseeable future.

The restructuring charge of $0.1 million for the quarter ended September 30, 2005 was related to the closure of two small manufacturing facilities. The year-to-date charge of $0.4 million was primarily related to pension curtailment charges as a result of the above mentioned re-engineering plan as well as the closure of two small manufacturing facilities.

Other expense for the quarter ended September 30, 2005 decreased $0.3 million primarily due to a lower level of fixed asset write-offs in this year’s third quarter versus last year, decreased foreign exchange expense of $0.1 million, and a non-recurring insurance settlement receipt of $0.1 million which was not related to Pearl River. For the year-to-date period, other expense decreased $1.3 million primarily due to the sale of property of $0.2 million and a $0.8 million foreign exchange loss that occurred in 2004 which primarily related to an intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd., for the purchase of 100% of the outstanding common shares of Waterlink (UK) Limited as well as the aforementioned non-recurring insurance settlement.

Interest expense, net of interest income, increased $0.3 million and $1.1 million, respectively, for the quarter and year-to-date periods ended September 30, 2005. The increase was primarily the result of increased interest rates and the increased debt from the 2004 acquisition.

The effective tax rate for the quarter ended September 30, 2005 was a 71.33% benefit compared to a 10.96% benefit for the quarter ended September 30, 2004. The quarter ended September 30, 2005 tax rate was greater than the Federal Income Tax Rate due to certain benefits, primarily the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, tax benefits of $1.6 million from discrete items, that principally relate to the reversal of tax contingency accruals due to legal statutes expiring in the period, and the Company’s recorded net loss for the period. Other items affecting the rate for the period included recognition of foreign tax credit benefits and recognition of state income tax benefits. The quarter ended September 30, 2004 tax rate was lower than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, recognition of state income tax benefits and change in estimate of prior year accruals. The primary items that contributed to the change in the effective tax rate between the quarter ended September 30, 2005 and the similar period in 2004 were the Extraterritorial Income Exclusion Benefit, the change in estimate of prior year accruals, and the inclusion of discrete items described above.

During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings or loss. Throughout the year this annualized estimate may change based on actual results and annual earnings or loss estimate revisions. Because the Company’s permanent tax benefits are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

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

The Company expects to complete its evaluation of the new law on repatriation of foreign earnings during the fourth quarter of 2005. The new law reduced the Federal income tax rate to 5.25% on earnings distributed from non-United States subsidiaries for a one-year period. The range of possible amounts the Company is considering repatriating is between $0 and $5,000,000. The potential range of related income tax is between $0 and $300,000.

Equity income from equity investments for the quarter ended September 30, 2005 increased $0.5 million and $0.2 million versus the quarter and year-to-date periods ended September 30, 2004. The increase for both periods is primarily related to stronger demand.

Financial Condition

Working Capital and Liquidity

Cash flows generated from operations were $5.4 million for the period ended September 30, 2005 compared to cash generated from operations of $14.7 million for the comparable 2004 period. The $9.3 million decrease represents a combination of decreased earnings of $5.8 million and an increase in operating working capital (exclusive of debt). The increase in operating working capital was primarily due to the net change in inventories of $8.5 million and accounts payable and accruals of $17.1 million versus the comparable 2004 period. Partially offsetting this decrease was $2.4 million of non-cash impairment and restructuring charges related to the first quarter 2005 Gulf Coast impairment and pension curtailment charges. Also offsetting this decline were decreases in receivables and other current assets of $10.4 million and $5.9 million, respectively, as well as an increase in long-term deferred income taxes of $2.7 million.

Common stock dividends paid during the quarter ended September 30, 2005 represented $.03 per common share which was consistent with the quarter ended September 30, 2004.

Total debt at September 30, 2005 was $86.2 million, an increase of $1.6 million from December 31, 2004. The additional borrowings were used in financing operating activities.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its future requirements.

During the quarter ended March 31, 2005, the Company amended its existing $125.0 million unsecured revolving United States Credit Facility that was due to expire in February 2007. The amendment extended the credit facility an additional year to February 2008 and increased the ratio of debt to EBITDA covenant in the agreement. All other terms of the agreement remain the same. Included in the agreement is a letter of credit sub-facility that may not exceed $30.0 million. The interest rate is based upon Euro based rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The current applicable Euro Dollar margin was 1.53% in addition to a facility fee of 0.35%. At September 30, 2005, borrowings under the facility were being charged a weighted average interest of 5.38%. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, operating income to net interest expense and operating assets to debt and net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

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

The Company was not in compliance with its leverage covenant, a ratio of debt to EBITDA as defined in the amended credit facility agreement, for the quarter ended September 30, 2005 under its United States credit facility. As a result, the Company was required to obtain a waiver from its United States credit facility lenders. On November 4, 2005, the Company obtained a waiver on this covenant from the lenders that expires on January 31, 2006. The Company was required to reclassify its long-term debt to short-term debt. The terms of the waiver replace the leverage covenant which limits borrowings to no more than 3.25 times trailing four quarters EBITDA to 3.75 and with a requirement that the Company’s borrowings (as defined in the agreement) not exceed $105.0 million during the period of the waiver. Also, as a condition of the waiver, the Company and certain of its subsidiaries were required to enter into a security agreement granting a blanket security interest in favor of the lenders, and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. In addition, the Company agreed to execute mortgages, if requested, on its U.S. real property by December 31, 2005. During the waiver period, the Company intends to negotiate with its current lenders as well as other lending institutions in order to secure long-term financing to fund its operations and capital plans. The Company intends to have such financing in place by the expiration of the waiver period but cannot determine the effective interest rate on such a financing at this time.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $8.2 million for the nine months ended September 30, 2005 compared to expenditures of $11.4 million for the same period in 2004. The expenditures for the period ended September 30, 2005 consisted primarily of improvements to the Company’s manufacturing facilities of $7.4 million and customer capital of $0.4 million. The comparable 2004 expenditures included improvements to the Company’s manufacturing facilities of $6.0 million, customer capital of $2.6 million, and information systems for the integration of the 2004 acquisition of $0.5 million. Capital expenditures for 2005 are projected to be approximately $11.5 million.

The September 30, 2005 purchase of business cash outflow of $0.9 million, as shown on the statement of cash flows, represents the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million and the May 2005 formation of a joint venture company with C. Gigantic Carbon. The joint venture company was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company after initial investment of $0.2 million. The increased ownership in Datong Carbon Corporation was initiated in December 2004 and the Company recorded additional goodwill of $0.4 million at that time. The 2004 purchase of business cash out flow of $35.4 million, as shown on the statement of cash flows, represents the Company’s February 18, 2004 acquisition of Waterlink Specialty Products. The purchase resulted in the Company recording additional goodwill of $16.1 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives. On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, the Company recorded an impairment charge of $2.2 million for the nine month period ended September 30, 2005.

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

January 1, 2006 as required. Management has not yet completed its evaluation of the impact of the adoption of SFAS No. 123R.

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

There have not been any other changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2005 that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the unaudited interim Consolidated Financial Statements contained herein.

Item 6.	Exhibits and Reports on Form 8-K

(c) Exhibits

Exhibit 10.1 Calgon Carbon Senior Credit Facility waiver.

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

A report on Form 8-K, dated July 26, 2005 which furnished information filed under Item 2.02 Results of Operations and Financial Condition announcing the Company’s second quarter results.

A report on Form 8-K, dated July 26, 2005 which furnished information filed under Item 8.01 Other Events announcing the quarterly dividend.

A report on Form 8-K, dated September 1, 2005 which furnished information filed under Item 8.01 Other Events announcing the impact of Hurricane Katrina on the Company.

A report on Form 8-K, dated October 25, 2005 which furnished information filed under Item 2.02 Results of Operations and Financial Condition announcing the Company’s third quarter results.

A report on Form 8-K, dated November 7, 2005 which furnished information filed under Item 8.01 Other Events announcing the resuming of operations of the Company’s Pearl River Plant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)

/s/ LEROY M. BALL
Leroy M. Ball Vice President, Chief Financial Officer

Date: November 8, 2005