Form 10-Q/A
period 2005-03-31
CALGON CARBON CORPORATION
filed 2006-03-27
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

CALGON CARBON CORPORATION

FORM 10-Q/A

QUARTER ENDED MARCH 31, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for Calgon Carbon Corporation, (the “Company”) for the three months ended March 31, 2005 is being filed to amend and restate the item described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on May 5, 2005. On March 21, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Financial Statements for the fiscal quarter ended March 31, 2005, that have been included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2005 contained errors and should not be relied upon.

The Company determined that it had failed to record invoices for professional services in a timely manner totaling $0.6 million for the fiscal quarter ended March 31, 2005.

This Amendment No. 1 amends Part I, Item 1, Financial Statements; Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition; and Item 4, Controls and Procedures as follows:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Unaudited Consolidated Financial Statements for the three month period ended March 31, 2005.

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition, to take into account the effects of the restatement; and

•	To amend Part I, Item 4, Controls and Procedures, to discuss the effects of the restatement on management’s evaluation of the effectiveness of the Company’s internal controls and procedures.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes, as Exhibits 31 and 32, new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 5, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the 2004 Form 10-K and our filing of the original Form 10-Q, including any amendments to those filings.

Additional detail regarding the restatement is included in Note 18 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

CALGON CARBON CORPORATION

FORM 10-Q/A

QUARTER ENDED March 31, 2005

The Quarterly Report on Form 10-Q/A contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q/A pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results in the future to differ from performance suggested herein. A specific example of such uncertainties includes references to reductions in working capital. In the context of forward-looking information provided in this Form 10-Q/A and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in the Company’s filings with the Securities and Exchange Commission.

I N D E X

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2004, as filed with the Securities and Exchange Commission by the Company in Form 10-K.

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

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2005 (As Restated, See Note 18)	2004
Net sales	$83,406	$71,243

Cost of products sold (excluding depreciation)	60,613	50,012
Depreciation and amortization	5,815	5,308
Selling, general and administrative expenses	16,636	14,937
Research and development expenses	1,070	965
Gulf Coast Facility impairment charge (Note 2)	2,158	—
Restructuring charge	252	—

	86,544	71,222

(Loss) income from operations	(3,138)	21

Interest income	181	209
Interest expense	(1,092)	(680)
Other expense—net	(387)	(788)

Loss before income taxes, equity income, and minority interest	(4,436)	(1,238)

Income tax benefit	(754)	(158)

Loss before equity income and minority interest	(3,682)	(1,080)

Equity in income of Calgon Mitsubishi Chemical Corporation	273	520

Minority interest	—	11

Net loss	(3,409)	(549)

Common stock dividends	(1,177)	(1,170)

Retained earnings, beginning of period	112,804	111,601

Retained earnings, end of period	$108,218	$109,882

Net loss per common share basic and diluted	$(.09)	$(.01)

Weighted average shares outstanding basic and diluted	39,200,362	39,024,316

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	March 31, 2005 (As Restated, See Note 18)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,742	$8,780
Receivables (net of allowance of $3,104 and $3,033)	61,035	61,598
Revenue recognized in excess of billings on uncompleted contracts	12,248	8,978
Inventories	67,558	64,843
Deferred income taxes – current	6,410	7,939
Other current assets	6,140	6,957

Total current assets	161,133	159,095

Property, plant and equipment, net	121,937	129,285
Investment in Calgon Mitsubishi Chemical Corporation	8,198	8,135
Intangibles	11,712	12,237
Goodwill	34,950	35,071
Deferred income taxes – long term	15,516	16,578
Other assets	3,404	3,497

Total assets	$356,850	$363,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	34,559	36,871
Billings in excess of revenue recognized on uncompleted contracts	3,945	3,686
Restructuring reserve	912	872
Payroll and benefits payable	8,611	9,244
Accrued income taxes	12,698	12,736

Total current liabilities	60,725	63,409
Long-term debt	87,700	84,600
Deferred income taxes – long term	5,775	8,235
Other liabilities	40,640	39,783

Total liabilities	194,840	196,027

Minority interest	—	—

Commitments and contingencies
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,262,683 and 41,958,933 shares issued	423	420
Additional paid-in capital	67,199	65,523
Retained earnings	108,218	112,804
Accumulated other comprehensive income	13,299	16,253

	189,139	195,000
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	162,010	167,871

Total liabilities and shareholders’ equity	$356,850	$363,898

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005 (As Restated, See Note 18)	2004
Cash flows from operating activities
Net loss	$(3,409)	$(549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,815	5,308
Non-cash impairment and restructuring charges	2,373	—
Equity in income of Calgon Mitsubishi
Chemical Corporation	(273)	(520)
Distributions received from Calgon Mitsubishi
Chemical Corporation	254	—
Employee benefit plan provisions	1,348	1,110
Changes in assets and liabilities - net of effects from purchase of business and non-cash impairment and restructuring:
(Increase) decrease in receivables	(399)	2,841
Increase in inventories	(3,776)	(1,534)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(1,042)	2,762
Decrease in restructuring reserve	(209)	(11)
Decrease in accounts payable and accrued liabilities	(850)	(3,403)
Decrease in long-term deferred income taxes	(3,225)	(564)
Other items – net	1,008	(847)

Net cash (used in) provided by operating activities	(2,385)	4,593

Cash flows from investing activities
Purchase of business - net of cash	(530)	(35,250)
Purchase of intangible asset	—	(500)
Property, plant and equipment expenditures	(1,740)	(3,816)
Proceeds from disposals of property, plant and equipment	396	21

Net cash used in investing activities	(1,874)	(39,545)

Cash flows from financing activities
Proceeds from borrowings	23,500	93,900
Repayments of borrowings	(20,400)	(59,434)
Common stock dividends	(1,177)	(1,170)
Common stock issued through exercise of stock options	1,679	145

Net cash provided by financing activities	3,602	33,441

Effect of exchange rate changes on cash	(381)	58

Decrease in cash and cash equivalents	(1,038)	(1,453)
Cash and cash equivalents, beginning of period	8,780	8,954

Cash and cash equivalents, end of period	$7,742	$7,501

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The purchase price was allocated to the net assets acquired as follows:

(in thousands)

Current assets	$22,705
Non-current assets	6,772
Intangible assets	10,153
Goodwill	16,137
Liabilities assumed	(19,377)

Total purchase price	$36,390
Less cash and cash equivalents acquired	(1,140)

Total purchase price (net of cash)	$35,250

The results of Waterlink have been included in the Company’s consolidated financial statements from the date of its acquisition by the Company. The following unaudited pro forma results of operations assume that Waterlink Specialty Products is included in the results of operations for the full period indicated. Such results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There are no material, nonrecurring items included in the reported pro forma results of operations.

	Three Months Ended March 31,
(in thousands except per share data)	2005	2004
Pro Forma:
Revenues	$83,406	$78,417
Net loss	$(3,409)	$(597)
Net loss per common share basic and diluted	$(.09)	$(.02)

Additionally, in December 2004, the Company acquired the additional 20% interest of the then 80% owned Datong Carbon Corporation. The purchase resulted in the Company recording additional goodwill of $0.4 million related to the purchase. The purchase price was paid in the first quarter of 2005.

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

3.	Inventories:

	March 31, 2005	December 31, 2004
Raw materials	$14,395	$15,727
Finished goods	53,163	49,116

	$67,558	$64,843

4.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2005	2004
Cash paid during the period for:
Interest	$(1,283)	$(670)

Income taxes – net	$38	$(741)

5.	Dividends:

Common stock dividends of $.03 per common share were declared and paid during the quarter ended March 31, 2005. Common stock dividends declared and paid during the quarter ended March 31, 2004 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on April 20, 2005.

6.	Comprehensive loss:

	Three Months Ended March 31,
	2005	2004
Net loss	$(3,409)	$(549)
Other comprehensive loss, net of taxes	(2,954)	(368)

Comprehensive loss	$(6,363)	$(917)

The only matters contributing to the other comprehensive loss during the three months ended March 31, 2005 were the foreign currency translation adjustment of ($2.9) million and the change in the fair value of the derivative instruments of ($56) thousand as described in Note 8. The only matters contributing to the other comprehensive loss during the three months ended March 31, 2004 were the foreign currency translation adjustment of ($386) thousand and the change in the fair value of the derivative instruments of $18 thousand.

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

	Three Months Ended March 31,
	2005	2004
Net Sales
Carbon and Service	$59,327	$55,886
Equipment	14,167	8,041
Consumer	9,912	7,316

	$83,406	$71,243

Income (loss) from operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$3,760	$6,650
Equipment	(199)	(1,958)
Consumer	1,526	637

	5,087	5,329
Depreciation and amortization
Carbon and Service	4,874	4,555
Equipment	313	320
Consumer	628	433

	5,815	5,308

Income (loss) from operations before impairment and restructuring	$(728)	$21

Reconciling items:
Gulf Coast Facility impairment charge	(2,158)	—
Restructuring charge	(252)	—
Interest income	181	209
Interest expense	(1,092)	(680)
Other expense – net	(387)	(788)

Consolidated loss before income taxes, equity in income, and minority interest	$(4,436)	$(1,238)

	March 31, 2005	December 31, 2004
Total Assets
Carbon and Service	$261,860	$268,241
Equipment	62,615	63,424
Consumer	32,375	32,233

	$356,850	$363,898

8.	Derivative Instruments

The Company accounts for its foreign exchange derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments. The Company had fifty-eight derivative instruments outstanding at March 31, 2005 of which one was a foreign currency swap and fifty-seven were foreign currency forward exchange contracts. The Company applied hedge accounting treatment for eighteen of the foreign currency forward exchange contracts and the foreign currency swap. The Company held twenty-eight derivative instruments at March 31, 2004 which were all foreign currency forward exchange contracts. The Company applied hedge accounting treatment for all of the foreign currency forward exchange contracts outstanding at March 31, 2004.

At March 31, 2005 and 2004, the Company held eighteen and twenty-eight foreign currency forward exchange contracts, respectively, which are treated as foreign exchange cash flow hedges regarding payment for inventory purchases. The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts of ($56) thousand and $18 thousand for the periods ended March 31, 2005 and 2004 was recorded in other comprehensive (income) loss (see Note 6). It will be released into operations over the next 12 months based on the timing of the sales of the underlying inventory. The release to operations will be reflected in cost of products sold. During the period ended March 31, 2005, the Company recorded an immaterial gain in other income for the remaining thirty-nine foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

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

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the periods ended March 31, 2005 and 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition, which is presented as a component of noncurrent other liabilities in the Company’s March 31, 2005 consolidated balance sheet. As of March 31, 2005, the Company had an accrual of $5.3 million recorded. The change in the accrual is as a result of a decrease in estimate of $0.2 million, which reduced the acquisition price of Waterlink Specialty Products, and the environmental remediation previously incurred of $0.1 million. It is reasonably possible that a change in the estimate of this obligation will occur as additional investigative work is performed and the remediation activity commences.

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

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. Management has elected to do the annual impairment test on December 31st of each year. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units. No such impairment existed based on the Company’s most recent test at December 31, 2004.

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

	Three Months Ended March 31
(Dollars in thousands except per share data)	2005	2004
Net loss
As reported	$(3,409)	$(549)
Stock-based compensation, net of tax effect	$(127)	$(328)

Pro forma	$(3,536)	$(877)

Weighted average shares outstanding
Basic and Diluted	39,200,362	39,024,316

Net loss per common share Basic and Diluted
As reported	$(.09)	$(.01)
Pro forma	$(.09)	$(.02)

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has not yet evaluated the impact of the adoption of SFAS No. 151 on the Company’s financial statements. The Company plans to adopt SFAS No. 151 effective July 1, 2005 as required.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. Management expects to adopt SFAS No. 123R beginning January 1, 2006 as required. Management has not yet evaluated the impact of the adoption of SFAS No. 123R.

17.	Reclassification

The Company has reclassified its 2004 equity in the income of Calgon Mitsubishi Chemical Corporation line item from above loss before income taxes to below loss before income taxes to conform with the Company’s presentation for the year ended December 31, 2004 and the period ended March 31, 2005.

18.	Restatement

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2005, management of the Company determined that certain invoices for professional services totaling $0.5 million for the three months ended March 31, 2005 had not been recorded during the periods in which the liabilities were incurred.

As a result, the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2005 have been restated from the amounts previously reported. The restatement adjustment for the three months ended March 31, 2005 includes $371,000 relating to the prior fiscal year, which the Company determined to be immaterial in relation to its Financial Statements for the current and prior periods.

The effect of the restatement for the three months ended March 31, 2005 is to increase selling, general and administrative expenses by $0.6 million; increase income tax benefit by $28 thousand; increase net loss by $0.6 million; and increase net loss per common share by $0.02.

A summary of the significant effects of the restatement is as follows:

	As Previously Reported	As Restated
	(Dollars in Thousands, Except Per Share Data)
	(Unaudited)
Three Months Ended March 31, 2005:

Selling, general and administrative expenses	$16,020	$16,636
Loss from operations	(2,522)	(3,138)
Loss before income taxes, equity income, and minority interest	(3,820)	(4,436)
Net loss	(2,821)	(3,409)
Net loss per common share Basic and diluted	(.07)	(.09)

As of March 31, 2005:

Deferred income tax asset – long term	$15,488	$15,516
Total assets	356,822	356,850
Accounts payable and accrued liabilities	33,943	34,559
Total current liabilities	60,109	60,725
Total liabilities	194,224	194,840
Retained earnings	108,806	108,218
Total shareholders’ equity	162,598	162,010

.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements and gives effect to the restatement discussed in Note 18 to the Unaudited Condensed Consolidated Financial Statements.

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

Net sales less cost of products sold, as a percentage of net sales was 27.3% for the quarter ended March 31, 2005 compared to 29.8% for the similar 2004 period, a 2.5 percentage point decrease. Carbon and Service margins in the Americas were adversely affected by higher raw material, energy, employee benefits, and transportation costs as well as higher outsourced product costs. An additional source of the margin decline was due to increased sales of lower margin outsourced products as a percent of the Company’s overall carbon and service sales mix. Partially offsetting the higher product costs was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 versus the comparable 2004 period.

The depreciation and amortization increase of $0.5 million during the quarter ended March 31, 2005 versus the quarter ended March 31, 2004 was primarily related to the intangible amortization and additional depreciation charges resulting from the acquisition of WSP that is reflected in the 2005 results for a full quarter versus one and one half months of the comparative 2004 period.

Selling, general and administrative expenses for the quarter ended March 31, 2005 were higher than the comparable 2004 quarter by $1.7 million. The increase was primarily related to severance costs for employee separations that occurred during the first quarter of 2005 and increased litigation expense.

The impairment charge of $2.2 million for the quarter ended March 31, 2005 was as a result of the Company’s decision on March 22, 2005 to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such a facility for the foreseeable future.

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

The effective tax rate for the quarter ended March 31, 2005 was 17.0% compared to 12.8% for the quarter ended March 31, 2004. The quarter ended March 31, 2005 tax rate was lower than the Federal Income Tax Rate due to certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The quarter ended March 31, 2004 tax rate was lower than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, recognition of state income tax benefits and change in estimate of prior year accruals. The primary items that contributed to the change in the effective tax rate between the quarter ended March 31, 2005 and the similar period for 2004 were the Extraterritorial Income Exclusion Benefit and the equity income in Calgon Mitsubishi Chemical Corporation which was reclassified from loss before income taxes to loss after income taxes (see Note 17).

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

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its operating requirements for the next twelve months and the foreseeable future.

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

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of March 31, 2005, there have been no changes in the payment terms of long-term debt since December 31, 2004. The expectation for the Company’s commitments on operating leases increased as a result of the lease extensions of certain office space. As of March 31, 2005, the Company expects future minimum requirements under the terms of operating leases to be $8.2 million in 2005, $5.0 million in 2006, $3.8 million in 2007, $3.0 million in 2008, $2.7 million in 2009, $2.5 million in 2010, and $12.2 million thereafter. The Company’s expectations on future minimum purchase requirements for raw and other materials increased since December 31, 2004 as a result of two additional purchase contracts. The Company expects its purchases of raw and other materials to be $26.1 million in 2005, $23.0 million in 2006, $17.9 million in 2007, $13.1 million in 2008, $5.7 million in 2009, $5.7 million in 2010, and $5.7 million thereafter.

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

The March 31, 2005 purchase of business cash out flow of $0.5 million, as shown on the statement of cash flows, represents the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million with the final balance to be paid in the second quarter. The transaction was initiated in December 2004 and the Company recorded goodwill of $0.4 million at that time. The 2004 purchase of business cash out flow of $35.3 million, as shown on the statement of cash flows, represents the Company’s February 18, 2004 acquisition of Waterlink Specialty Products. The purchase resulted in the Company recording goodwill of $16.1 million.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has evaluated the impact of the adoption of SFAS No. 151 on the Company’s financial statements and expects it to be immaterial. The Company plans to adopt SFAS No. 151 effective January 1, 2006 as required.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly-traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. Management expects to adopt SFAS No. 123R January 1, 2006 as required. Management has not yet completed its evaluation of the impact of the adoption of SFAS No. 123R.

Critical Accounting Policies

Management of the Company has evaluated the accounting policies used in the preparation of the financial statements and related footnotes and believes the policies to be reasonable and appropriate. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company.

The following are the critical accounting policies impacted by management’s judgments, assumptions, and estimates. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

Revenue Recognition

The Company recognizes revenue and related costs when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer. Revenue for major equipment projects is recognized under the percentage of completion method by comparing actual costs incurred to total estimated costs to complete the respective projects.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The amount of allowance recorded is based upon a quarterly review of specific customer transactions that remain outstanding at least three months beyond their respective due dates. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

The Company’s inventories are carried at the lower of cost or market and adjusted to net realizable value by recording a reserve for inventory obsolescence. The inventory obsolescence reserve is adjusted quarterly based upon a review of specific products that have remained unsold for a prescribed period of time. If the market demand for various products softens, an additional reserve may be required.

Goodwill and Other Intangible Assets

The Company tests goodwill for impairment at least annually by initially comparing the fair value of the Company’s reporting units to their related carrying values. If the fair value of a reporting unit were less than its carrying value, additional steps would be necessary to determine the amount, if any, of goodwill impairment. Fair values are estimated using discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows.

Pensions

Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. These assumptions are reviewed annually. In determining the expected return on plan asset assumption, the Company evaluates long-term actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns.

Income Taxes

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the Company’s annual tax rate and in evaluating tax positions. The Company establishes reserves when, despite management’s belief that the Company’s tax return positions are fully supportable, it believes that certain positions are probable to be challenged upon review by tax authorities. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. The resolution of tax matters will not have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statements of income and comprehensive income for a particular future period and on the Company’s effective tax rate.

The Company is subject to varying statutory tax rates in the countries where it conducts business. Fluctuations in the mix of the Company’s income between countries result in changes to the Company’s overall effective tax rate.

Litigation

The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at March 31, 2005, that for each of the various unresolved legal claims in which the Company is involved, the conditions mentioned above were not met. As such, no accrual was recorded. The Company will continue to evaluate all legal matters as additional information becomes available.

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets, and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.

Item 4. Controls and Procedures

Disclosure Controls and Procedures:

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by its originally filed Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the principal executive officer and principal financial officer concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

On March 21, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31, 2005 contained errors and should not be relied upon. These errors consisted of the failure to record invoices for professional services in a timely manner. Pursuant to the Public Company Accounting Oversight Board Standard No. 2, paragraph 140, this restatement reflects a material weakness in internal controls over financial reporting.

In connection with this restatement, management re-evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended March 31, 2005.

Changes in Internal Control:

On February 18, 2004, the Company acquired Waterlink Specialty Products, which was comprised of the following operating units: Waterlink, Incorporated’s U.S. subsidiary, Barnebey Sutcliffe Corporation (“Barnebey”), and Waterlink (UK) Limited, a holding company that owns the stock of Waterlink, Incorporated’s operating subsidiaries in the United Kingdom.

During the first quarter of 2005, an integration effort was performed to transfer the transactional processing used for accounting and financial reporting for Waterlink (UK) Limited prior to the acquisition to the systems and processes used by the Company. Pursuant to Exchange Act Rule 13a-15(d), this effort constituted a material change to the internal control structure.

Remediation Activities:

Subsequent to the filing of the original Form 10-Q, and in connection with the preparation of this Form 10-Q/A, we have re-evaluated the internal controls relative to this area and have implemented additional internal controls so that, as of the date hereof, we believe that we have remediated this material weakness. The additional controls we have implemented, as of the filing date of this Form 10-Q/A, to ensure proper recording of invoices for professional services in a timely manner are as follows:

•	Centralized the collection and recordkeeping of invoices for professional services.

•	Established balance sheet reconciliation review meetings with the business process owners.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 20, 2005. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:

Class of 2008	Votes For	Votes Withheld
Seth E. Schofield	26,015,417	10,211,302
John P. Surma	25,952,039	10,274,680

Amendment and restatement of the Company’s Stock Option Plan:

Votes For	Votes Against	Votes Withheld
18,876,806	5,724,933	1,000,894

Amendment and restatement of the Company’s 1993 Non-Employee Directors’ Stock Option Plan:

Votes For	Votes Against	Votes Withheld
18,014,573	6,571,853	1,016,206

Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2005:

Votes For	Votes Against	Votes Withheld
35,614,712	453,433	158,572

Item 6. Exhibits and Reports on Form 8-K

(c) Exhibits

Exhibit 10.1 Calgon Carbon Corporation Senior Credit Facility, as amended. Incorporated by reference by the Company’s Form 10-Q as originally filed with the Securities and Exchange Commission on May 5, 2005.

Exhibit 10.2 Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers; Leroy M. Ball, Nicholas A. Colletti, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, and Michael J. Mocniak. Incorporated by reference by the Company’s Form 10-Q as originally filed with the Securities and Exchange Commission on May 5, 2005.

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

A report on Form 8-K, dated April 4, 2005 which furnished information filed under Item 8.01 Other Events announcing the launch of All GoneTM.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: March 27, 2006	/s/ Leroy M. Ball
Leroy M. Ball
Vice President, Chief Financial Officer