Form 10-Q/A
period 2005-06-30
CALGON CARBON CORPORATION
filed 2006-03-27
CIK 812701

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

CALGON CARBON CORPORATION

FORM 10-Q/A

QUARTER ENDED JUNE 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for Calgon Carbon Corporation, (the “Company”) for the three and six month periods ended June 30, 2005 is being filed to amend and restate the item described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on August 9, 2005. On March 21, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Financial Statements for the fiscal quarter ended June 30, 2005 that have been included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2005 contained errors and should not be relied upon.

The Company determined that it had failed to record invoices for professional services in a timely manner totaling $0.5 million and $1.2 million for the three and six month periods ended June 30, 2005, respectively.

This Amendment No. 1 amends Part I, Item 1, Financial Statements; Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition; and Item 4, Controls and Procedures as follows:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2005;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition, to take into account the effects of the restatement; and

•	To amend Part I, Item 4, Controls and Procedures, to discuss the effects of the restatement on management’s evaluation of the effectiveness of the Company’s internal controls and procedures.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes, as Exhibits 31 and 32, new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 9, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our 2004 Form 10-K and our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

Additional detail regarding the restatement is included in Note 18 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

CALGON CARBON CORPORATION

FORM 10-Q/A

QUARTER ENDED June 30, 2005

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

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (As Restated, See Note 18)	2004	2005 (As Restated, See Note 18)	2004
Net sales	$96,321	$97,126	$179,727	$168,369

Cost of products sold (excluding depreciation)	70,703	69,377	131,316	119,389
Depreciation and amortization	5,691	5,848	11,506	11,156
Selling, general and administrative expenses	15,022	14,754	31,658	29,691
Research and development expenses	1,169	936	2,239	1,901
Gulf Coast Facility impairment charge (Note 2)	—	—	2,158	—
Restructuring charge	106	—	358	—

	92,691	90,915	179,235	162,137

Income from operations	3,630	6,211	492	6,232

Interest income	212	160	393	369
Interest expense	(1,238)	(822)	(2,330)	(1,502)
Other expense—net	(219)	(900)	(606)	(1,688)

Income (loss) before income taxes, equity income, and minority interest	2,385	4,649	(2,051)	3,411
Provision (benefit) for income taxes	739	807	(15)	649

Income (loss) before equity income and minority interest	1,646	3,842	(2,036)	2,762
Equity in income from equity investments	350	397	623	917
Minority interest	—	10	—	21

Net income (loss)	1,996	4,249	(1,413)	3,700
Common stock dividends	(1,188)	(1,171)	(2,365)	(2,341)
Retained earnings, beginning of period	108,218	109,882	112,804	111,601

Retained earnings, end of period	$109,026	$112,960	$109,026	$112,960

Net income (loss) per common share
Basic and diluted	$.05	$.11	$(.04)	$.09

Weighted average shares outstanding
Basic	39,484,674	39,035,350	39,346,305	39,029,833

Diluted	40,093,882	39,282,537	39,346,305	39,343,920

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	June 30, 2005 (As Restated, See Note 18)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,601	$8,780
Receivables (net of allowance of $2,964 and $3,033)	70,513	61,598
Revenue recognized in excess of billings on uncompleted contracts	7,502	8,978
Inventories	64,501	64,843
Deferred income taxes – current	5,982	7,939
Other current assets	6,725	6,957

Total current assets	162,824	159,095

Property, plant and equipment, net	118,304	129,285
Equity investments	8,815	8,135
Intangibles	11,091	12,237
Goodwill	34,672	35,071
Deferred income taxes – long-term	14,105	16,578
Other assets	3,440	3,497

Total assets	$353,251	$363,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,066	$36,871
Billings in excess of revenue recognized on uncompleted contracts	4,741	3,686
Restructuring reserve	539	872
Payroll and benefits payable	7,027	9,244
Accrued income taxes	12,746	12,736

Total current liabilities	60,119	63,409

Long-term debt	86,500	84,600
Deferred income taxes – long-term	4,226	8,235
Other liabilities	40,308	39,783

Total liabilities	191,153	196,027

Commitments and contingencies

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,405,983 and 41,958,933 shares issued	424	420
Additional paid-in capital	69,540	65,523
Retained earnings	109,026	112,804
Accumulated other comprehensive income	11,422	16,253
Deferred compensation	(1,185)	—

	189,227	195,000
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	162,098	167,871

Total liabilities and shareholders’ equity	$353,251	$363,898

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005 (As Restated, See Note 18)	2004
Cash flows from operating activities
Net income (loss)	$(1,413)	$3,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,506	11,156
Non-cash impairment and restructuring charges	2,373	—
Equity in income from equity investments	(623)	(917)
Distributions received from Calgon Mitsubishi Chemical Corporation	254	—
Employee benefit plan provisions	2,191	1,823
Changes in assets and liabilities - net of effects from purchase of business and non-cash impairment and restructuring:
Increase in receivables	(11,638)	(10,185)
(Increase) decrease in inventories	(1,885)	3,617
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	3,353	1,138
Decrease in restructuring reserve	(347)	(298)
Increase in accounts payable and accrued liabilities	179	8,944
Decrease in long-term deferred income taxes	(4,848)	(6,134)
Other items – net	1,993	(490)

Net cash provided by operating activities	1,095	12,354

Cash flows from investing activities
Purchase of business - net of cash	(856)	(35,250)
Purchase of intangible asset	—	(665)
Property, plant and equipment expenditures	(5,476)	(6,991)
Proceeds from disposals of property, plant and equipment	706	110

Net cash used in investing activities	(5,626)	(42,796)

Cash flows from financing activities
Proceeds from borrowings	55,700	119,200
Repayments of borrowings	(53,800)	(86,857)
Common stock dividends	(2,365)	(2,341)
Common stock issued through exercise of stock options	2,688	192

Net cash provided by financing activities	2,223	30,194

Effect of exchange rate changes on cash	1,129	200

Decrease in cash and cash equivalents	(1,179)	(48)
Cash and cash equivalents, beginning of period	8,780	8,954

Cash and cash equivalents, end of period	$7,601	$8,906

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDTED FINANCIAL STATEMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2005	2004	2005	2004
Pro Forma:
Revenues	$96,321	$97,126	$179,727	$175,543
Net income (loss)	$1,996	$4,249	$(1,413)	$3,652
Net income per common share
Basic and diluted	$.05	$.11	$(.04)	$.09

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

3.	Inventories:

	June 30, 2005	December 31, 2004
Raw materials	$13,931	$15,727
Finished goods	50,570	49,116

	$64,501	$64,843

4.	Supplemental Cash Flow Information:

	Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Interest	$2,557	$1,478

Income taxes – net	$240	$1,228

5.	Dividends:

Common stock dividends of $.03 per common share were declared and paid during the quarter ended June 30, 2005. Common stock dividends declared and paid during the quarter ended June 30, 2004 were $.03 per common share. Common stock dividends in the amount of $.03 per common share were declared on July 26, 2005.

6.	Comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,996	$4,249	$(1,413)	$3,700
Other comprehensive loss, net of taxes	(1,877)	(730)	(4,831)	(1,098)

Comprehensive income (loss)	$119	$3,519	$(6,244)	$2,602

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
Carbon and Service	$63,906	$67,596	$123,233	$123,482
Equipment	15,608	16,629	29,775	24,670
Consumer	16,807	12,901	26,719	20,217

	$96,321	$97,126	$179,727	$168,369

Income (loss) from operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$6,582	$10,028	$10,342	$16,678
Equipment	756	726	557	(1,233)
Consumer	2,089	1,305	3,615	1,943

	9,427	12,059	14,514	17,388
Depreciation and amortization
Carbon and Service	5,091	4,938	9,965	9,493
Equipment	270	450	583	770
Consumer	330	460	958	893

	5,691	5,848	11,506	11,156

Income from operations before impairment and restructuring	$3,736	$6,211	$3,008	$6,232

Reconciling items:
Gulf Coast Facility impairment charge	—	—	(2,158)	—
Restructuring charge	(106)	—	(358)	—
Interest income	212	160	393	369
Interest expense	(1,238)	(822)	(2,330)	(1,502)
Other expense – net	(219)	(900)	(606)	(1,688)

Consolidated income (loss) before income taxes, equity in income, and minority interest	$2,385	$4,649	$(2,051)	$3,411

	June 30, 2005	December 31, 2004
Total Assets
Carbon and Service	$251,939	$268,241
Equipment	60,859	63,424
Consumer	40,453	32,233

	$353,251	$363,898

8.	Derivative Instruments

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

The Company had forty-one derivative instruments outstanding at June 30, 2005 of which one was a foreign currency swap and forty were foreign currency forward exchange contracts. The Company applied hedge accounting treatment for twelve of the foreign currency forward exchange contracts and the foreign currency swap. The Company held nineteen derivative instruments at June 30, 2004 of which eighteen were foreign currency forward exchange contracts and one foreign currency swap. The Company applied hedge accounting treatment for all of the foreign currency forward exchange contracts and foreign currency swap outstanding at June 30, 2004.

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

The Company has various stock-based compensation plans and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, stock-based compensation cost on stock options granted is not reflected in net income for stock options at the date of grant, unless stock options granted have an exercise price less than to the market value of the underlying common stock. Deferred compensation for restricted stock under the Company’s stock-based compensation plans is charged to equity when the restricted stock is granted and expensed over the vesting period as contingencies of the restricted stock grant are met. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation:”

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands except per share data)	2005	2004	2005	2004
Net income (loss)
As reported	$1,996	$4,249	$(1,413)	$3,700
Stock-based employee compensation expense included in reported net income, net of tax effects	90	—	90	—
Stock-based compensation, net of tax effects	(277)	(407)	(404)	(735)

Pro forma	$1,809	$3,842	$(1,727)	$2,965

Weighted average shares outstanding
Basic	39,484,674	39,035,350	39,346,305	39,029,833
Effect of dilutive securities	609,207	247,187	—	314,087

Diluted	40,093,882	39,282,537	39,346,305	39,343,920

Net income (loss) per common share
Basic and Diluted
As reported	$.05	$.11	$(.04)	$.09
Pro forma	$.05	$.10	$(.04)	$.08

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. Management expects to adopt SFAS No. 123R on January 1, 2006 as required. Management has not yet evaluated the impact of the adoption of SFAS No. 123R.

17.	Reclassification

The Company has reclassified its 2004 equity in income from equity investments from above loss before income taxes to below loss before income taxes to conform with the Company’s presentation for the year ended December 31, 2004 and the period ended June 30, 2005.

18.	Restatement

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005, management of the Company determined that certain invoices for professional services totaling $0.5 million and $1.2 million, during the three and six months ended June 30, 2005, respectively, had not been recorded during the periods in which the liabilities were incurred.

As a result, the accompanying Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2005 have been restated from the amounts previously reported. The restatement adjustment for the six months ended June 30, 2005 includes $371,000, which was recorded in the first quarter and relates to 2004, which the Company determined to be immaterial in relation to its Financial Statements for the current and prior periods.

The effect of the restatement for the three and six month periods ended June 30, 2005 is to increase selling, general and administrative expenses by $0.5 million and $1.2 million, respectively; increase income tax expense $0.1 million and $0.1 million, respectively; decrease net income by $0.6 million and $1.2 million, respectively; and decrease net income per common share by $0.02 and $0.04, respectively.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in Thousands, Except Per Share Data)
	(Unaudited)
Selling, general and administrative expenses	$14,480	$15,022	$30,500	$31,658
Income from operations	4,172	3,630	1,650	492
Income (loss) before income taxes, equity income, and minority interest	2,927	2,385	(893)	(2,051)
Net income (loss)	2,628	1,996	(193)	(1,413)
Net income (loss) per common share Basic and diluted	.07	.05	—	(.04)

	As of June 30, 2005
	As Previously Reported	As Restated
	(Dollars in Thousands)
	(Unaudited)
Deferred income tax asset – long-term	$14,167	$14,105
Total assets	353,313	353,251
Accounts payable and accrued liabilities	33,908	35,066
Total current liabilities	58,961	60,119
Total liabilities	189,995	190,731
Retained earnings	110,246	109,026
Total shareholders’ equity	163,318	162,098

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

Net sales for the Carbon and Service segment decreased by $3.7 million or 5.5% versus the quarter ended June 30, 2004 and were comparable to the year-to-date period ended June 30, 2004. Sales for the quarter and year-to-date periods were adversely affected by the postponement of awarded contracts for activated carbon for drinking water treatment in Europe and the U.S, delays in sales for specialty carbons, and a decline in the demand for resin service sales for the removal of perchlorate from drinking waters sources. Partially offsetting the year-to-date decline was the strong demand for activated carbon in the European potable water market during the first quarter 2005. Foreign currency translation had a positive impact of $0.9 million and $1.7 million, respectively, versus the quarter and year-to-date periods ended June 30, 2004.

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

Net sales less cost of products sold, as a percentage of net sales was 26.6% for the quarter ended June 30, 2005 compared to 28.6% for the similar 2004 period, a 2.0 percentage point decrease. This decrease was primarily the result of higher raw material, energy, and transportation costs versus the similar 2004 quarter of approximately 1.9 percentage points. Increased sales of lower margin Equipment and Consumer products as a percent of the Company’s sales mix adversely impacted the quarter results by approximately 0.4 percentage points. Partially offsetting this was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 of $0.4 million or 0.4 percentage points versus the comparable 2004 period. For the year-to-date period, net sales less cost of products sold, as a percentage of net sales was 26.9% as compared to 29.1% for the similar 2004 period, a 2.2 percentage point decrease. The aforementioned higher raw material, energy, and transportation costs, as well as increased sales of lower margin products, contributed to the decline by approximately 2.2 and 0.5 percentage points, respectively. Partially offsetting this decrease was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 of $0.8 million or 0.5 percentage points versus the comparable 2004 period.

Depreciation and amortization decreased $0.2 million during the quarter ended June 30, 2005 versus the quarter ended June 30, 2004 primarily due to decreased intangible amortization. For the year-to-date period, depreciation and amortization increased $0.4 million primarily due to increased depreciation associated with the capacity expansion at the Company’s Catlettsburg, Kentucky facility.

Selling, general, and administrative expenses for the quarter ended June 30, 2005 increased $0.3 million versus the comparable 2004 period. The increase was primarily for legal expenses due to the receipt in 2004 of $0.5 million related to the settlement of an ion exchange related claim and increased activity in 2005 in the Company’s UV patent litigation as well as $0.3 million of expenses pertaining to the Company’s re-engineering plan. Partially offsetting this increase was $0.4 million of non-repeat acquisition integration expenses that occurred in 2004. For the year-to-date period, selling, general, and administrative expenses increased $2.0 million versus the comparable 2004 period. The increase was primarily related to the aforementioned re-engineering costs of $1.5 million and increased litigation expenses which were partially offset by the non-repeat acquisition integration expense of $0.6 million that occurred in 2004.

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

The effective tax rate for the period ended June 30, 2005 was 0.7% compared to 19.0% for the period ended June 30, 2004. The period ended June 30, 2005 tax rate was lower than the Federal Income Tax Rate due to certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The June 30, 2005 tax provision included a discrete item relating to a tax law change that prompted a change in estimate of the valuation reserves for the state net operating loss carryforwards and increased tax expense by $25 thousand. The American Jobs Creation Act of 2004 repealed the Extraterritorial Income Exclusion (ETI) subject to certain transition rules. The ETI benefit is being replaced with a Manufacturing Activity deduction under Internal Revenue Code Section 199, with a phase out of ETI benefits in 2005 and 2006. The Company’s ETI benefit for 2005 reflects the 80% allowable benefit. The Company has not recorded a benefit for Section 199 in 2005 due to the limited taxable income.

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

Financial Condition

Working Capital and Liquidity

Cash flows generated from operations were $1.1 million for the period ended June 30, 2005 compared to cash generated from operations of $12.5 million for the comparable 2004 period. The $11.4 million decrease represents a combination of decreased earnings of $5.1 million and an increase in operating working capital (exclusive of debt). The increase in operating working capital was primarily due to the net change in inventories of $5.5 million and accounts payable and accruals of $8.8 million versus the comparable 2004 period. The comparable 2004 period included a $6.4 million reclassification of long-term deferred income tax liabilities to current accrued income tax liabilities. The Company had previously disclosed this reclassification in Note 1 of its 2004 Annual Report to Shareholders. Partially offsetting this decrease was $2.4 million of non-cash impairment and restructuring charges related to the first quarter 2005 Gulf Coast impairment and pension curtailment charges. Also offsetting this decline was a decrease in long-term deferred income taxes and other current assets of $3.8 million and $2.2 million, respectively.

Common stock dividends paid during the quarter ended June 30, 2005 represented $.03 per common share which was consistent with the quarter ended June 30, 2004.

Total debt at June 30, 2005 was $86.5 million, an increase of $1.9 million from December 31, 2004. The additional borrowings were used to finance operations.

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

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of June 30, 2005, there have been no changes in the payment terms of long-term debt since December 31, 2004. The expectation for the Company’s commitments on operating leases increased as a result of the lease extensions of certain office space. As of June 30, 2005, the Company expects future minimum requirements under the terms of operating leases to be $8.2 million in 2005, $5.0 million in 2006, $3.8 million in 2007, $3.0 million in 2008, $2.7 million in 2009, $2.5 million in 2010, and $12.2 million thereafter. The Company’s expectations on future minimum purchase requirements for raw and other materials increased since December 31, 2004 as a result of two additional purchase contracts. The Company expects its purchases of raw and other materials to be $26.1 million in 2005, $23.0 million in 2006, $17.9 million in 2007, $13.1 million in 2008, $5.7 million in 2009, $5.7 million in 2010, and $5.7 million thereafter.

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

Litigation

The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at June 30, 2005, that for each of the various unresolved legal claims in which the Company is involved, the conditions mentioned above were not met. As such, no accrual was recorded. The Company will continue to evaluate all legal matters as additional information becomes available. Reference is made to Note 9 of the Condensed Consolidated Financial Statements for a discussion of litigation and contingencies.

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

On March 21, 2006, management and the Audit Committee of the Company determined that the Unaudited Financial Statements for the fiscal quarter ended June 30, 2005 contained errors and should not be relied upon. These errors consisted of the failure to record invoices for professional services in a timely manner. Pursuant to the Public Company Accounting Oversight Board Standard No. 2, paragraph 140, this restatement reflects a material weakness in internal controls over financial reporting.

In connection with this restatement, management re-evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended June 30, 2005.

Changes in Internal Control:

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

Exhibit 10.1 Calgon Carbon Senior Credit Facility, as amended incorporated by reference by the Company’s Form 10-Q as originally filed with the Securities and Exchange Commission on August 9, 2005.

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