Form 10-Q/A
period 2005-09-30
CALGON CARBON CORPORATION
filed 2006-03-27
CIK 812701

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

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

CALGON CARBON CORPORATION

FORM 10-Q/A

QUARTER ENDED SEPTEMBER 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for Calgon Carbon Corporation, (the “Company”) for the three and nine month periods ended September 30, 2005 is being filed to amend and restate the item described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on November 8, 2005. On March 21, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Financial Statements for the fiscal quarter ended September 30, 2005 that have been included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2005 contained errors and should not be relied upon.

The Company determined that it had failed to record invoices for professional services in a timely manner totaling $0.3 million and $1.4 million for the three and nine month periods ended September 30, 2005, respectively.

This Amendment No. 1 amends Part I, Item 1, Financial Statements; Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition; and Item 4, Controls and Procedures as follows:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2005;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition, to take into account the effects of the restatement; and

•	To amend Part I, Item 4, Controls and Procedures, to discuss the effects of the restatement on management’s evaluation of the effectiveness of the Company’s internal controls and procedures.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 8, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our 2004 Form 10-K and our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

Additional detail regarding the restatement is included in Note 18 of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

CALGON CARBON CORPORATION

FORM 10-Q/A

QUARTER ENDED September 30, 2005

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

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005		2005
	(As Restated, See Note 18)	2004	(As Restated, See Note 18)	2004
Net sales	$76,928	$82,997	$256,655	$251,366

Cost of products sold (excluding depreciation)	58,640	60,234	189,956	179,623
Depreciation and amortization	5,365	5,656	16,871	16,812
Selling, general and administrative expenses	16,008	13,310	47,666	43,001
Research and development expenses	1,074	927	3,313	2,828
Gulf Coast Facility impairment charge (Note 2)	—	—	2,158	—
Restructuring charge	65	—	423	—

	81,152	80,127	260,387	242,264

Income (loss) from operations	(4,224)	2,870	(3,732)	9,102
Interest income	165	160	558	529
Interest expense	(1,248)	(930)	(3,578)	(2,432)
Other expense—net	(634)	(895)	(1,240)	(2,583)

Income (loss) before income taxes, equity income, and minority interest	(5,941)	1,205	(7,992)	4,616
Provision (benefit) for income taxes	(5,191)	(103)	(5,206)	546

Income (loss) before equity income and minority interest	(750)	1,308	(2,786)	4,070
Equity in income (loss) from equity investments	397	(69)	1,020	848
Minority interest	—	27	—	48

Net income (loss)	(353)	1,266	(1,766)	4,966
Common stock dividends	(1,190)	(1,171)	(3,555)	(3,512)
Retained earnings, beginning of period	109,026	112,960	112,804	111,601

Retained earnings, end of period	$107,483	$113,055	$107,483	$113,055

Net income (loss) per common share Basic and diluted	$(.01)	$.03	$(.04)	$.13

Weighted average shares outstanding Basic	39,569,277	39,054,207	39,421,446	39,038,017

Diluted	39,569,277	39,366,805	39,421,446	39,351,604

The accompanying notes are an integral part of these financial statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	September 30, 2005 (As Restated, See Note 18)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,179	$8,780
Receivables (net of allowance of $2,967 and $3,033)	54,361	61,598
Revenue recognized in excess of billings on uncompleted contracts	6,142	8,978
Inventories	68,751	64,843
Deferred income taxes – current	8,076	7,939
Other current assets	6,090	6,957

Total current assets	151,599	159,095
Property, plant and equipment, net	114,305	129,285
Equity investments	9,255	8,135
Intangibles	10,583	12,237
Goodwill	34,982	35,071
Deferred income taxes – long-term	14,894	16,578
Other assets	3,407	3,497

Total assets	$339,025	$363,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$83,278	$—
Accounts payable and accrued liabilities	25,829	36,871
Billings in excess of revenue recognized on uncompleted contracts	4,086	3,686
Restructuring reserve	424	872
Payroll and benefits payable	12,144	9,244
Accrued income taxes	10,641	12,736

Total current liabilities	136,402	63,409
Long-term debt	2,925	84,600
Deferred income taxes – long-term	3,076	8,235
Other liabilities	34,829	39,783

Total liabilities	177,232	196,027

Commitments and contingencies
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,447,233 and 41,958,933 shares issued	424	420
Additional paid-in capital	69,844	65,523
Retained earnings	107,483	112,804
Accumulated other comprehensive income	12,247	16,253
Deferred compensation	(1,076)	—

	188,922	195,000
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	161,793	167,871

Total liabilities and shareholders’ equity	$339,025	$363,898

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005 (As Restated, See Note 18)	2004
Cash flows from operating activities
Net income (loss)	$(1,766)	$4,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,871	16,812
Non-cash impairment and restructuring charges	2,373	—
Equity in income from equity investments	(1,020)	(848)
Distributions received from Calgon Mitsubishi Chemical Corporation	254	—
Employee benefit plan provisions	3,327	2,971
Changes in assets and liabilities - net of effects from purchase of business and non-cash impairment and restructuring:
Decrease (increase) in receivables	6,959	(3,438)
(Increase) decrease in inventories	(6,225)	2,254
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	3,311	(2,618)
Decrease in restructuring reserve	(393)	(471)
(Decrease) increase in accounts payable and accrued liabilities.	(11,220)	4,396
Decrease in long-term deferred income taxes	(4,412)	(3,924)
Decrease in accrued pensions	(3,711)	(4,279)
Other items – net	1,032	(1,261)

Net cash provided by operating activities	5,380	14,560

Cash flows from investing activities
Purchase of business - net of cash	(856)	(35,250)
Purchase of intangible asset	—	(667)
Property, plant and equipment expenditures	(8,166)	(11,442)
Proceeds from disposals of property, plant and equipment	1,118	437

Net cash used in investing activities	(7,904)	(47,922)

Cash flows from financing activities
Proceeds from borrowings	83,491	142,700
Repayments of borrowings	(81,888)	(111,457)
Common stock dividends	(3,555)	(3,512)
Common stock issued through exercise of stock options	2,986	289

Net cash provided by financing activities	1,034	28,020

Effect of exchange rate changes on cash	889	336

Decrease in cash and cash equivalents	(601)	(4,006)
Cash and cash equivalents, beginning of period	8,780	8,954

Cash and cash equivalents, end of period	$8,179	$4,948

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2005	2004	2005	2004
Pro Forma:
Revenues	$76,928	$82,997	$256,655	$258,540
Net income (loss)	$(353)	$1,266	$(1,766)	$4,966
Net income (loss) per common share
Basic and diluted	$(.01)	$.03	$(.04)	$.13

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

3.	Inventories:

	September 30, 2005	December 31, 2004
Raw materials	$13,877	$15,727
Finished goods	54,874	49,116

	$68,751	$64,843

4.	Supplemental Cash Flow Information:

	Nine Months Ended September 30,
	2005	2004
Cash paid during the period for:
Interest	$3,765	$2,392

Income taxes – net	$357	$1,416

5.	Dividends:

Common stock dividends of $.03 per common share were declared and paid for the second quarter 2005 during the quarter ended September 30, 2005. Common stock dividends declared and paid during the quarter ended September 30, 2004 were $.03 per common share. The Company’s board of directors did not declare a dividend for the quarter ended September 30, 2005.

6.	Comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(353)	$1,266	$(1,766)	$4,966
Other comprehensive income (loss), net of tax	825	1,283	(4,006)	185

Comprehensive income (loss)	$472	$2,549	$(5,772)	$5,151

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Carbon and Service	$57,934	$60,392	$181,167	$183,874
Equipment	10,744	15,239	40,519	39,909
Consumer	8,250	7,366	34,969	27,583

	$76,928	$82,997	$256,655	$251,366

Income (loss) from operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$3,031	$8,302	$13,373	$24,980
Equipment	(1,491)	379	(934)	(854)
Consumer	(334)	(155)	3,281	1,788

	1,206	8,526	15,720	25,914
Depreciation and amortization
Carbon and Service	4,667	4,844	14,632	14,337
Equipment	275	379	858	1,149
Consumer	423	433	1,381	1,326

	5,365	5,656	16,871	16,812

Income (loss) from operations before impairment and restructuring	$(4,159)	$2,870	$(1,151)	$9,102

Reconciling items:
Gulf Coast Facility impairment charge	—	—	(2,158)	—
Restructuring charge	(65)	—	(423)	—
Interest income	165	160	558	529
Interest expense	(1,248)	(930)	(3,578)	(2,432)
Other expense – net	(634)	(895)	(1,240)	(2,583)

Consolidated income (loss) before income taxes, equity in income (loss), and minority interest	$(5,941)	$1,205	$(7,992)	$4,616

	September 30, 2005	December 31, 2004
Total Assets
Carbon and Service	$256,338	$268,241
Equipment	52,719	63,424
Consumer	29,968	32,233

	$339,025	$363,898

8.	Derivative Instruments

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

The Company had thirty-one derivative instruments outstanding at September 30, 2005 of which one was a foreign currency swap and thirty were foreign currency forward exchange contracts. The Company applied hedge accounting treatment for six of the foreign currency forward exchange contracts and the foreign currency swap. The Company held sixteen derivative instruments at September 30, 2004 of which fifteen were foreign currency forward exchange contracts and one was a foreign currency swap. The Company applied hedge accounting treatment for all of the foreign currency forward exchange contracts and the foreign currency swap outstanding at September 30, 2004.

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

The Company is a party in a case filed by the City of DeQuincy, Louisiana (the “City”). The City seeks to repurchase land sold to the Company by the City as a site for a regeneration facility to be constructed by the Company. The City claims a right to recover title to the land under the terms of the agreement of sale upon repayment of the original purchase price of $20,000; the claim is predicated on its assertion that the Company has not commenced construction of the project. The Company believes that the City’s claim is without merit and that it will ultimately prevail, although there can be no assurance that an adverse outcome will not occur. No other liabilities are expected in the event that the Company reconveys the land.

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

The following is the categorization of the Company’s intangible assets as of September 30, 2005 and December 31, 2004 respectively:

		September 30, 2005			December 31, 2004
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.6 Years	$1,369	$—	$(690)	$1,369	$—	$(626)
Customer Relationships	17.0 Years	9,323	(156)	(1,989)	9,323	(21)	(1,104)
Customer Contracts	2.0 Years	664	(17)	(521)	664	3	(325)
Large Equipment Contracts Backlog	1.0 Years	166	—	(166)	166	—	(109)
License Agreement	5.0 Years	500	—	(192)	500	—	(117)
Other	10.0 Years	665	—	(258)	665	—	(161)
Unpatented Technology	20.0 Years	2,875	—	(990)	2,875	—	(865)

Total	16.0 Years	$15,562	$(173)	$(4,806)	$15,562	$(18)	$(3,307)

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

The Company was not in compliance with its leverage covenant, a ratio of debt to EBITDA as defined in the amended credit facility agreement, for the quarter ended September 30, 2005 under its United States credit facility. As a result, the Company was required to obtain a waiver from its United States credit facility lenders. On November 4, 2005, the Company obtained a waiver on this covenant from the lenders that expires on January 31, 2006. The Company was required to reclassify its long-term debt to short-term debt. The terms of the waiver replace the leverage covenant which limits borrowings to no more than 3.25 times trailing four quarters EBITDA to 3.75 and with a requirement that the Company’s borrowings (as defined in the agreement) not exceed $105.0 million during the period of the waiver. Also, as a condition of the waiver, the Company and certain subsidiaries were required to enter into a security agreement granting a blanket security interest in favor of the lenders, and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. In addition, the Company agreed to execute mortgages, if requested, on its U.S. real property by December 31, 2005. During the waiver period, the Company intends to negotiate with its current lenders as well as other lending institutions in order to secure long-term financing to fund its operations and capital plans. The Company intends to have such financing in place by the expiration of the waiver period but cannot determine the effective interest rate on such a financing at this time.

12.	Stock-Based Compensation

The Company has various stock-based compensation plans and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, stock-based compensation cost on stock options granted is not reflected in net income for stock options at the date of grant, unless stock options granted have an exercise price less than the market value of the underlying common stock. Deferred compensation for restricted stock under the Company’s stock-based compensation plans is charged to equity when the restricted stock is granted and expensed over the vesting period as contingencies of the restricted stock grant are met. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation:”

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands except per share data)	2005	2004	2005	2004
Net income (loss)
As reported	$(353)	$1,266	$(1,766)	$4,966
Stock-based employee compensation expense included in reported net income, net of tax effects	65	—	159	—
Stock-based compensation, net of tax effects	(159)	(463)	(563)	(1,198)

Pro forma	$(447)	$803	$(2,170)	$3,768

Weighted average shares outstanding
Basic	39,569,277	39,054,207	39,421,446	39,038,017
Effect of dilutive securities	—	312,598	—	305,903

Diluted	39,569,277	39,366,805	39,421,446	39,351,604

Net income (loss) per common share
Basic
As reported	$(.01)	$.03	$(.04)	$.13
Pro forma	$(.01)	$.02	$(.06)	$.10
Diluted
As reported	$(.01)	$.03	$(.04)	$.13
Pro forma	$(.01)	$.02	$(.06)	$.10

13.	Restructuring of Operations

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

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three and six months ended September 30, 2005, management of the Company determined that certain invoices for professional services totaling $0.3 million and $1.4 million, during the three and nine months ended September 30, 2005, respectively, had not been recorded during the periods in which the liabilities were incurred.

As a result, the accompanying Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2005 have been restated from the amounts previously reported. The restatement adjustment for the nine months ended September 30, 2005 includes $371,000, which was recorded in the first quarter and relates to 2004, which the Company determined to be immaterial in relation to its Financial Statements for the current and prior periods.

The effect of the restatement for the three and nine month periods ended September 30, 2005 is to increase selling, general and administrative expenses by $0.3 million and $1.4 million, respectively; increase income tax benefit by $0.6 million and $0.5 million, respectively; decrease net loss by $0.3 million and increase net loss by $1.2 million, respectively; and decrease net loss per common share by $0.01 and increase net loss per common share by $0.04, respectively.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in Thousands Except Per Share Data)
	(Unaudited)
Net sales	$76,928	$76,928	$256,655	$256,655
Selling, general and administrative expenses	15,729	16,008	46,229	47,666
Income from operations	(3,945)	(4,224)	(2,295)	(3,732)
Loss before income taxes, equity income, and minority interest	(5,662)	(5,941)	(6,555)	(7,992)
Income tax benefit	(4,599)	(5,191)	(4,676)	(5,206)
Net Loss	(666)	(353)	(859)	(1,766)
Net loss per common share Basic and diluted	(.02)	(.01)	(.02)	(.04)

	As of September 30, 2005
	As Previously Reported	As Restated
	(Dollars in Thousands) (Unaudited)
Deferred income tax assets – long-term	$14,364	$14,894
Total assets	338,495	339,025
Accounts payable and accrued liabilities	24,392	25,829
Total current liabilities	134,965	136,402
Total liabilities	175,795	177,232
Retained earnings	108,390	107,483
Total shareholders’ equity	162,700	161,793

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements and gives effect to the restatement discussed in Note 18 to the Consolidated Financial Statements.

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

Net sales less cost of products sold, as a percentage of net sales was 23.8% for the quarter ended September 30, 2005 compared to 27.4% for the similar 2004 period, a 3.6 percentage point decrease. This decrease was primarily the result of higher raw material, energy, and transportation costs versus the similar 2004 quarter of approximately 3.9 percentage points. The idling of the Pearl River plant due to Hurricane Katrina and associated additional costs to deliver products to customers also had an adverse impact on gross profit for the quarter and year-to-date periods ended September 30, 2005. For the year-to-date period, net sales less cost of products sold, as a percentage of net sales was 26.0% as compared to 28.5% for the comparable 2004 period, a 2.5 percentage point decrease. The aforementioned higher raw material, energy, and transportation costs contributed to the decline by approximately 2.7 percentage points as did increased sales of lower margin Consumer products of 0.3 percentage points. Partially offsetting this decrease was the lower cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the strengthening of the Euro in 2005 of $0.4 million or 0.2 percentage points versus the comparable 2004 period.

Depreciation and amortization decreased $0.3 million during the quarter ended September 30, 2005 versus the quarter ended September 30, 2004 primarily due to decreased intangible amortization. For the year-to-date period, depreciation and amortization was comparable to the comparable 2004 period.

Selling, general, and administrative expenses for the quarter ended September 30, 2005 increased $2.7 million versus the comparable 2004 period. The increase was primarily due to employee related costs of $1.2 million, non-recoverable costs of approximately $1.0 million related to damage caused at the Company’s Pearl River plant by Hurricane Katrina, and increased litigation expenses of $1.0 million relating to UV patent cases. Partially offsetting this increase was $0.2 million of acquisition integration expenses that occurred in 2004. For the year-to-date period, selling, general, and administrative expenses increased $4.7 million versus the comparable 2004 period. The increase was primarily due to employee related expenses of $1.9 million of which $1.3 million related to the Company’s previously disclosed re-engineering plan. Litigation expenses were also $2.9 million higher than 2004 when the net impact of $0.3 million associated with two 2004 non-recurring settlement events is excluded. Non-recoverable losses due to the hurricane damage in 2005 totaled $1.0 million. Foreign currency translation also had a $0.3 million negative impact versus the similar 2004 period. Partially offsetting this increase was $0.8 million of acquisition integration expenses that occurred in 2004.

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

The effective tax rate for the quarter ended September 30, 2005 was a 65.14% benefit compared to a 10.96% benefit for the quarter ended September 30, 2004. The quarter ended September 30, 2005 tax rate was greater than the Federal Income Tax Rate due to certain benefits, primarily the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, tax benefits of $1.6 million from discrete items, that principally relate to the reversal of tax contingency accruals due to legal statutes expiring in the period, and the Company’s recorded net loss for the period. Other items affecting the rate for the period included recognition of foreign tax credit benefits and recognition of state income tax benefits. The quarter ended September 30, 2004 tax rate was lower than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, recognition of state income tax benefits and change in estimate of prior year accruals. The primary items that contributed to the change in the effective tax rate between the quarter ended September 30, 2005 and the similar period in 2004 were the Extraterritorial Income Exclusion Benefit, the change in estimate of prior year accruals, and the inclusion of discrete items described above.

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

Financial Condition

Working Capital and Liquidity

Cash flows generated from operations were $5.4 million for the period ended September 30, 2005 compared to cash generated from operations of $14.7 million for the comparable 2004 period. The $9.3 million decrease represents a combination of decreased earnings of $6.7 million and an increase in operating working capital (exclusive of debt). The increase in operating working capital was primarily due to the net change in inventories of $8.5 million and accounts payable and accruals of $15.6 million versus the comparable 2004 period. Also offsetting this decline were decreases in receivables and other current assets of $10.4 million and $5.9 million, respectively, as well as an increase in long-term deferred income taxes of $2.7 million.

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

The Company was not in compliance with its leverage covenant, a ratio of debt to EBITDA as defined in the amended credit facility agreement, for the quarter ended September 30, 2005 under its United States credit facility. As a result, the Company was required to obtain a waiver from its United States credit facility lenders. On November 4, 2005, the Company obtained a waiver on this covenant from the lenders that expires on January 31, 2006. The Company was required to reclassify its long-term debt to short-term debt. The terms of the waiver replace the leverage covenant which limits borrowings to no more than 3.25 times trailing four quarters EBITDA to 3.75 and with a requirement that the Company’s borrowings (as defined in the agreement) not exceed $105.0 million during the period of the waiver. Also, as a condition of the waiver, the Company and certain subsidiaries were required to enter into a security agreement granting a blanket security interest in favor of the lenders, and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. In addition, the Company agreed to execute mortgages, if requested, on its U.S. real property by December 31, 2005. During the waiver period, the Company intends to negotiate with its current lenders as well as other lending institutions in order to secure long-term financing to fund its operations and capital plans. The Company intends to have such financing in place by the expiration of the waiver period but cannot determine the effective interest rate on such a financing at this time.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of September 30, 2005, there have been no changes in the payment terms of long-term debt since December 31, 2004. The expectation for the Company’s commitments on operating leases increased as a result of the lease extensions of certain office space. As of September 30, 2005, the Company expects future minimum requirements under the terms of operating leases to be $8.2 million in 2005, $5.0 million in 2006, $3.8 million in 2007, $3.0 million in 2008, $2.7 million in 2009, $2.5 million in 2010, and $12.2 million thereafter. The Company’s expectations on future minimum purchase requirements for raw and other materials increased since December 31, 2004 as a result of two additional purchase contracts. The Company expects its purchases of raw and other materials to be $26.1 million in 2005, $23.0 million in 2006, $17.9 million in 2007, $13.1 million in 2008, $5.7 million in 2009, $5.7 million in 2010, and $5.7 million thereafter.

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

Litigation

The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at September 30, 2005, that for each of the various unresolved legal claims in which the Company is involved, the conditions mentioned above were not met. As such, no accrual was recorded. The Company will continue to evaluate all legal matters as additional information becomes available. Reference is made to Note 9 of the Condensed Consolidated Financial Statements for a discussion of litigation and contingencies.

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

On March 21, 2006, management and the Audit Committee of the Company determined that the Unaudited Financial Statements for the fiscal quarter ended September 30, 2005 contained errors and should not be relied upon. These errors consisted of the failure to record invoices for professional services in a timely manner. Pursuant to the Public Company Accounting Oversight Board Standard No. 2, paragraph 140, this restatement reflects a material weakness in internal controls over financial reporting.

In connection with this restatement, management re-evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended September 30, 2005.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 6. Exhibits and Reports on Form 8-K

(c) Exhibits

Exhibit 10.1 Calgon Carbon Senior Credit Facility waiver. Incorporated by reference by the Company’s Form 10-Q as originally filed with the Securities and Exchange Commission on November 8, 2005.

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