Form 10-K
period 2005-12-31
CALGON CARBON CORPORATION
filed 2006-03-30
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of February 28, 2006, there were outstanding 39,913,275 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2005 was $301,587,114.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Portions of Annual Report to Shareholders for the Year Ended December 31, 2005	I, II and IV
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Shareholders to be held on April 19, 2006	III

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements incorporated by reference into this Form 10-K from the 2005 Annual Report to Shareholders along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent Calgon Carbon Corporation’s (the “Company’s”) present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Those factors which specifically relate to the Company’s business include, but are not limited to, the following: worldwide economy, competition, worldwide environmental and drinking water regulations, weather conditions, customers’ growth, productivity improvements at its locations, and new technologies that could affect the use of the Company’s products.

ITEM 1.     BUSINESS:

The Company:

The Company is a global leader in services, products, and solutions for purifying water and air. The Company has three reportable segments: Activated Carbon and Service, Equipment, and Consumer. These reportable segments are composed of global profit centers that make and sell different products and services.

The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air and other liquids and gases. The service aspect of the segment consists primarily of reactivation of spent carbon and the leasing, monitoring and maintenance of carbon adsorption equipment (explained below). The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication and operation of systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultra violet light and advanced ion exchange separation among others. The Consumer segment primarily consists of the manufacture and sale of carbon cloth and new consumer products based on the Company’s technologies already proven in large-scale industrial applications.

Segment information disclosed in Note 21 of the Annual Report to Shareholders for the year ended December 31, 2005 should be considered in the following discussion and is incorporated by reference.

Acquisitions:

On February 18, 2004, the Company acquired substantially all of the assets of the Waterlink, Inc.’s (“Waterlink”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom (collectively “Specialty Products”). The results of Waterlink have been included in the Company’s consolidated statement of income and comprehensive income from the date of acquisition through December 31, 2005.

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

Additionally, in December 2004 the Company entered into an agreement to purchase the additional 20% interest of the then 80% owned Datong Carbon Corporation.

In May 2005, the Company formed a joint venture company with C. Gigantic Carbon to provide carbon reactivation services to the Thailand market. The joint venture company was named Calgon Carbon (Thailand) Ltd., and is 20% owned by the Company after an initial investment of $0.2 million.

Discontinued Operations:

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan included the divestiture of two non-core businesses in order to allow the Company to increase focus on its core activated carbon and service-related businesses. In the fourth quarter of 2005, management concluded such divestitures were probable, and the Company reclassified the following businesses from continuing operations to discontinued operations and assets held for sale for all periods presented: Charcoal/Liquid in Bodenfelde, Germany and Solvent Recovery in Columbus, Ohio; Vero Beach, Florida; and Ashton, United Kingdom. The Charcoal/Liquid and Solvent Recovery businesses were reported in the Company’s Consumer and Equipment segments, respectively. As of December 31, 2005, no gain or loss had been recorded related to the divestitures. The pro forma effects of these dispositions are reflected on the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income through their treatment as discontinued businesses.

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Business Sale Agreement”) with proFagus GmbH, proFagus Grundstucksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business). The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production. The products are sold to retail and industrial markets. The aggregate sales price, based on an exchange rate of 1.19 dollars per Euro, consisted of $19.1 million of cash and is subject to a potential working capital adjustment. An additional $5.0 million could be paid contingent upon the business meeting certain earnings targets over the next three years.

Products and Services:

The Company offers a diverse range of medias, services, and equipment specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment primarily consists of activated carbon products, field services, and reactivation. The Equipment segment designs and builds systems that include multiple technologies. The Consumer segment supplies carbon products for everyday use by consumers.

Activated Carbon and Service.    The sale of activated carbon is one principal component of this business segment. The Company produces and sells a broad range of activated, impregnated or acid washed carbons, in granular, powdered, or pellet form. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In “adsorption,” organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed by. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur®.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, mixed with pitch, sized, and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as “activation” and develops the pore structure of the carbon. Through adjustments in the “activation” process, pores of the required size for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of the factors that has enabled the Company to develop many special types of activated carbon. Currently, the Company offers many types of activated carbon with most available in several particle sizes. The Company also markets activated carbons from other raw materials, including coconut or wood which it purchases from industry partners and independent suppliers.

The Company sells granular, pelletized, and powdered activated carbons. Granular activated carbon is generally used in fixed filter beds for continuous flow purification processes, while powdered activated carbon is generally used in batch purification processes, or dosing in air purification applications. Use of fixed filter beds of activated carbon for continuous flow processing of a liquid or gas usually achieves a lower cost of operation and, through reactivation, avoids the disposal costs associated with powdered carbon.

The other significant component of the Activated Carbon and Service business segment is various services associated with the supply of media and systems for purification, separation, and concentration, including such media as activated carbon, ion exchange resins, and anthracite or other media required to accomplish purification, separation, or concentration.

For activated carbon, these services include carbon reactivation, handling, and transportation as well as the design, assembly, and supply of systems through leasing arrangements. The principal activated carbon service sold is the Calgon Carbon Service™ which supplies customers with a complete process and treatment service, particularly suited for treating fluids at the customer’s facility containing hazardous organic compounds. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment (such equipment is referred to as “customer capital”). Reactivation is a process by which organic compounds are driven off of activated carbon particles that have been loaded with organic materials by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is reactivated for economic reasons or to destroy hazardous adsorbed organic compounds. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

The Company also provides a perchlorate removal service for groundwater treatment which utilizes ion exchange resins and equipment. This service includes feasibility studies, process and equipment design, assembly and supply of systems with a selected ion exchange resin, treatment services, and major maintenance of Company-owned equipment. The Company also provides resin exchange service along with disposal of the spent resins.

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

Purification services provided by the Company are used to improve the quality of food, chemical, pharmaceutical, and petrochemical products. Such services may be utilized in permanent installations or in temporary applications, as pilot studies for new manufacturing processes or recovery of off-specification products.

The Company also provides custom reactivation services. As part of this service, the Company picks up spent carbon at a customer’s site, transports it to the Company’s reactivation facilities, reactivates it and then returns the reactivated carbon to the customer.

Sales from continuing operations for the Activated Carbon and Service segment were $241.9 million, $245.5 million, and $212.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Equipment.    The Company designs and sells equipment which employ activated carbon and ion exchange resins for purification, separation, and concentration and proprietary ISEP® (Ionic Separator) continuous ion exchange units for the purification of many products in the food, pharmaceutical and biotechnology industries. The carbon equipment is used for vapor phase applications such as VOC emissions control, air stripper off-gases, and landfill gas emissions, and for liquid phase applications such as process purification, wastewater treatment, groundwater remediation, and dechlorination. The ISEP® units are also used to remove nitrate and perchlorate contaminants from drinking water.

The Company also produces and sells UV equipment. UV light is effective in disinfecting both drinking water and wastewater. In drinking water, UV light alters the DNA of pathogens, killing them or making it impossible for them to reproduce and infect humans. The Company’s Sentinel® UV drinking water disinfection product line is designed to protect municipal drinking water supplies from pathogens such as Cryptosporidium and Giardia. The Company also provides the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection. In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications. The Company provides Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1,4-Dioxane, MTBE, and Vinyl Chloride in groundwater, process water, and industrial wastewater.

The Company also produces a wide range of odor control equipment that utilizes catalytic or activated carbon to control odors at municipal wastewater treatment facilities and pumping stations.

Sales from continuing operations for the Equipment segment were $36.9 million, $39.9 million, and $30.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Consumer.    The primary product offered in the Consumer segment is carbon cloth. Carbon cloth, which is activated carbon in cloth form, is manufactured in England and sold to the medical and specialty markets.

Activated Carbon and carbon cloth are used as the primary raw material in the Company’s consumer home products group. The Company currently has two primary product lines that it markets to the retail market. The first product line, PreZerve® storage products, uses carbon cloth to protect and preserve jewelry and keepsakes from deterioration. The PreZerve® line currently offers over 30 different items. The second product line, AllGone!™, is an odor elimination system that utilizes activated carbon discs to adsorb odors and impurities from the air safely and naturally.

Sales from continuing operations for the Consumer segment were $12.0 million, $10.4 million and $10.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Markets:

The Company participates in five primary areas; Potable Water, Industrial Process, Environmental Water and Air, Food, and Specialty Markets. Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process markets include catalysis, product recovery and purification of chemicals, pharmaceuticals as well as process water treatment. Food applications include brewing, bottling, and sweetener purification. Remediation of water and VOC removal from air are the major sub segments for the Environmental Markets. Medical, personal protection, cigarette, automotive, consumer, and precious metals applications comprise the Specialty Markets.

Potable Water Market.    The Company sells activated carbons, equipment, services, and ion exchange technologies to municipal customers for the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. The Company sells granular and powder activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells ultraviolet (UV) light systems for the destruction or inactivation of waterborne contaminants and organisms.

Industrial Process Market.    The Company’s products are used in this market either for purification, separation or concentration of customers’ products in the manufacturing process or for direct incorporation into customers’ products. The Company sells a wide range of activated carbons and reactivation services to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, soda ash, antibiotics and vitamins. Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid and remove pollutants from wastewater. Further, activated carbon is used in treatment of natural gas and other vapor streams for removal of carbon dioxide, acetylene, hydrogen, sulfur, and mercury compounds. The liquefied natural gas industry uses activated carbons to remove mercury compounds which would otherwise corrode process equipment. Activated carbons are also sold for gasoline vapor recovery equipment.

The Company offers its products and services to private industry to meet wastewater discharge requirements imposed by various governmental entities. Most of the Company’s sales to this market are sales of the Calgon Carbon Service™ for wastewater treatment. The reactivation portion of this service is an especially important element if the contaminants in the wastewater are hazardous organic chemicals. The hazardous organic chemicals, which are adsorbed from the water by the activated carbons, are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves customers the difficulty of having to find a method of long-term containment (such as a landfill) for hazardous organic chemicals removed from their industrial wastewater.

Environmental Water and Air Market.    The Environmental Water and Air Markets consist of customers that use the Company’s products to control water and air pollutants. The cleanup of contaminated groundwater, surface impoundments and accidental spills comprise a significant market for the Company. The Company provides carbon, services and carbon equipment for these applications, as well as emergency and temporary cleanup services for public and private entities, employing both activated carbon adsorption and UV oxidation technologies.

Activated carbon is also used in the chemical, pharmaceutical, and refining industry for purification of air discharges to remove contaminants such as benzene, toluene, and other volatile organics. Reduction of mercury emissions from power plants is a growing market for the Company.

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

Food Market.    Sweetener manufacturers are the principal purchasers of the Company’s products in the Food Market. The Company is the major supplier of activated carbons used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Other food processing applications include decolorization and purification of many different foods and beverages and for purifying water, liquids and gas prior to usage in brewing and bottling. Continuous ion exchange systems are also used in this market for the production of lysine and vitamin E, as well as purification of dextrose and high fructose corn syrup.

Specialty Markets.    Manufacturers of various OEM equipment and products purchase activated carbons for incorporation in their products. The Company is a major supplier of activated carbons to manufacturers of gas masks used by the United States and European military, as well as protective respirators and collective filters for first responders and private industry. The markets for collective filters for military equipment, indoor air quality and air containment in incineration and nuclear applications are also served.

Cigarette manufacturers use activated carbons in charcoal filters, carbon cloth is used in medical applications, and precious metals producers use activated carbons to recover gold and silver from low-grade ore.

Sales and Marketing:

The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Santa Fe Springs, California; Houston, Texas; and Marlton, New Jersey. The Company conducts activated carbon related sales in Canada, Brazil, and Mexico through distributor relationships and maintains offices in Sao Paulo, Brazil and Mexico City, Mexico. The Company maintains offices in Singapore; Beijing and Shanghai, China; Taipei, Taiwan; and Tokyo, Japan to manage sales in the Asia Pacific Region.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton and Houghton Le Spring, England. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

All offices can play a role in sales of products or services from any of the Company’s segments.

Geographic sales information is incorporated by reference to Note 21 of the Annual Report to Shareholders for the Year Ended December 31, 2005.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog:

The Company had a sales backlog from continuing operations of $15.2 million and $13.6 million as of January 31, 2006 and 2005, respectively, in the Equipment segment. The Company expects to carry less than one-third of the 2006 balance into 2007.

Competition:

The Company has several major competitors in the world-wide market with respect to the production and sale of activated carbon related products: Norit, N.V., a Dutch company, Westvaco Corporation, a United States company, and Siemens Water, a United States company, are the primary competitors. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers. Competition in activated carbons, carbon equipment and services is based on price, quality, and performance. Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.

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

The Company’s competitors for its UV technology product line include Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation, a United States company and Wedeco Ideal Horizons, a German company now owned by ITT Industries, a United States company.

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

The principal goals of the Company’s research program are improving the Company’s position as a technological leader in solving customers’ problems with its products, services and equipment; developing new products and services; and providing technical support to customers and operations of the Company.

The Company’s research programs include new and improved methods for manufacturing and utilizing improved activated carbons. Emerging purification/separation/concentration technologies are rigorously evaluated including opportunities to license technologies that complement existing businesses and markets. New activated carbons are developed to address specific needs for a given market such as a new line of activated carbons for use in respirators by first responders. Product line extensions also occur. For example, a new line of activated carbons was created for the food and process industry market segment based upon an activated carbon that was developed for the removal of methyl tertiary butyl ether (MTBE) from drinking water. Non-carbon media evaluation and selection are primary components of the perchlorate and arsenic removal technologies. A key technology in the Equipment segment is the Sentinel® Ultraviolet light system that has been developed and patented for the disinfection and inactivation of cryptosporidium in drinking water. In the Consumer segment, jewelry boxes and cases are being designed to incorporate activated carbon cloth to prevent tarnishing of the jewelry, and novel uses of activated carbon for consumer odor removal devices are being developed.

Research and development expenses were $4.5 million, $3.8 million, and $4.0 million in 2005, 2004 and 2003, respectively.

Patents and Trade Secrets:

The Company possesses a substantial body of technical knowledge and trade secrets and owns 92 United States patents and 352 patents in other countries expiring in various years from 2006 through 2025. The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company’s business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business.

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

The U.S. Environmental Protection Agency (EPA) has issued certain regulations under the Resource Conservation and Recovery Act (RCRA) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. When activated carbon supplied to a customer can no longer adsorb contaminants, it is returned to the Company’s facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company’s facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. At the Company’s reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company has filed for these permits at its Pittsburgh and Catlettsburg facilities and is working toward obtaining the permits with the respective government agencies. The Company does not accept carbons containing certain hazardous materials for reactivation.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on its Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, laws, regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition and was presented as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. As of December 31, 2005, and 2004, the Company had recorded an accrual of $5.3 million. The change in the accrual is a result of a decrease in estimated costs of $0.2 million, which reduced the acquisition price of WSP, and the environmental remediation previously incurred of $0.1 million for the year ended December 31, 2004. A change in the estimate of this obligation may occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which will not be fully determined until more detailed information is developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The Company has incurred $27,000 of environmental remediation expense for the year ended December 31, 2005.

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

Employee Relations:

As of December 31, 2005, the Company employed 972 persons on a full-time basis, 663 of whom were salaried production, office, supervisory and sales personnel. The 257 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 19, 2007, February 1, 2008, and April 1, 2009 at the Columbus, Ohio: Pittsburgh, Pennsylvania: and Catlettsburg, Kentucky facilities, respectively. The 52 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2007. The Company also has hourly employees at three non-union United Kingdom facilities, one United States facility located in Mississippi, and at two non-union China facilities.

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

ITEM 1A.    RISK FACTORS:

Failure to innovate new products or applications could adversely affect the Company’s ability to meet its strategic growth targets. One of the ways that Calgon Carbon differentiates itself from its competition is through its technological superiority in helping customers to find solutions to their problems through the application of the Company’s products or services. Part of Calgon Carbon’s strategic growth and profitability plans involve the development of new products or new applications for its current products in order to replace more mature products or markets that have seen increased competition. If the Company is unable to develop new products or applications then the Company’s financial results could be adversely affected.

Calgon Carbon holds a variety of patents that give the Company a competitive advantage in certain markets. An inability to defend those patents from competitive attack could have an adverse effect on both current results as well as future growth projections. From time to time in the course of its business the Company has to address competitive challenges to its patented technology. Calgon Carbon is currently in litigation to defend its process patent for the use of ultraviolet light in the prevention of cryptosporidium infection in drinking water. While the Company believes it will prevail in this action, an unfavorable outcome of that patent defense would impair the Company’s ability to capitalize on substantial future revenues from the licensing of that technology.

Delays in enactment of new state or federal regulations could restrict Calgon Carbon’s ability to reach its strategic growth targets. The Company’s strategic growth initiatives are reliant upon more restrictive environmental regulations being enacted for the purpose of making water and air cleaner and safer. If stricter regulations are delayed or are not enacted, then the Company’s sales growth targets could be adversely affected.

Calgon Carbon’s business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business. Calgon Carbon’s Equipment segment approximated 13% of the Company’s overall revenues in 2005. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.

Encroachment into Calgon Carbon’s markets by competitive technologies could adversely affect financial results. Activated carbon is utilized in various applications as a cost effective solution for solving customer problems. If other competitive technologies are advanced to the stage in which technologies could effectively compete with activated carbon costs and technologies, the Company could experience a decline in sales and profitability.

Increases in United States and European imports of Chinese manufactured activated carbon could have an adverse effect on Calgon Carbon’s financial results. Calgon Carbon faces competition in its U.S. and European markets from brokers of low cost imported activated carbon products, primarily from China. This could include competition from foreign imports which could be deemed to be unfairly priced, otherwise known as “dumped imports.” Calgon Carbon is currently a party to an anti-dumping petition filed with the United States Department of Commerce and the United States International Trade Commission relating to imports of Chinese carbon. While the Company believes it has a technically superior product, if imports increase and Chinese products are accepted in more applications, the Company could see declines in sales and profitability as it tries to remain competitive.

Calgon Carbon uses bituminous coal as the main raw material in its granular activated carbon production process. An interruption of supply or an increase in coal prices could have an adverse effect on Calgon Carbon’s financial results. The Company has various long term contracts in place for the supply of coal that expire at various intervals. Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, or other events for other than a temporary period could have an adverse effect on the Company being able to meet its customer demand, in addition to increasing production costs.

Calgon Carbon’s financial results could be adversely affected by shortages in natural gas supply or increases in natural gas prices. Calgon Carbon utilizes natural gas as a key component in its activated carbon manufacturing process, and has long term contracts for the supply of natural gas at each of its major facilities. If shortages of or restrictions on the delivery of natural gas occurs, production at the Company’s activated carbon facilities would be reduced which could result in missed deliveries or lost sales. Additionally, the Company hedges its future supply of natural gas by purchasing forward contracts for up to two years in duration in order to limit prices fluctuations in the near term and smooth out the cost volatility. These purchases however do not protect the Company from longer term trends of rising natural gas prices which could result in significant production cost increases.

Most of Calgon Carbon’s hourly workforce is covered under union contracts; the Company’s inability to successfully negotiate contracts upon expiration could have an adverse affect on financial results. The Company has collective bargaining agreements in place at four of the Company’s production facilities covering approximately 309 employees that expire from 2007 to 2009. Any work stoppages as a result of disagreements with any of the labor unions or the failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations brought on by temporary labor.

An unplanned shutdown at one of the Company’s production facilities could have an adverse effect on financial results. The Company operates multiple facilities and sources product from strategic partners that operate facilities that are close to water or in areas susceptible to earthquakes. An unplanned shutdown at any of the Company’s or its strategic partners’ facilities for more than a temporary period as a result of a labor dispute, hurricane, typhoon, earthquake or other natural disaster could significantly affect the Company’s ability to meet its demand requirements, thereby resulting in lost sales and profitability in the short term or eventual loss of customers in the long term.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs. The Company’s production facilities are subject to a variety of environmental laws and regulations in the jurisdictions in which they operate or maintain properties. Costs may be incurred in complying with such laws and regulations if environmental remediation measures are required. Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state, and federal air pollution control entities. International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage.

Calgon Carbon’s international operations expose it to uncertainties and risks from abroad, which could negatively affect its results of operations. The Company has locations in Europe, China, Japan, and the

United Kingdom which are subject to economic conditions and political factors within the respective countries, which if changed could negatively affect the Company’s results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation and quotas, tariffs and other protectionist measures.

Calgon Carbon has locations operating in multiple foreign countries and as a result is subject to foreign exchange translation risk which could have an adverse effect on the Company’s financial results. Calgon Carbon conducts business in the local currencies of each of its foreign subsidiaries or affiliates. Those results are then converted to U.S. dollars at prevailing exchange rates and consolidated into the Company’s financial statements. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce the Company’s sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into less U.S. dollars. The Company does not hedge foreign translation risk.

Calgon Carbon’s European and Japanese activated carbon businesses are sourced from both the United States and China which subjects the Company to foreign exchange translation risk. Calgon Carbon’s only source of production for virgin granular activated carbon is in the United States and China. Those facilities are used to supply all of the Company’s global demand of such product. The Company’s foreign operations all purchase from the U.S. operations in U.S. dollars, yet sell in local currency, resulting in foreign exchange translation risk. The Company attempts to mitigate that risk in the short term by executing foreign currency derivative contracts of not more than one year in duration to cover its known or projected foreign currency exposure. However, those contracts do not protect the Company from longer term trends of a strengthening U.S. dollar, which could significantly increase the Company’s cost of activated carbon delivered to its European and Japanese markets and for which the Company may not be able to offset by increases in its prices.

Calgon Carbon could find it difficult to fund the capital needed to complete its growth strategy due to borrowing restrictions under its U.S. credit facility. Calgon Carbon is extended credit under its U.S. credit facility subject to compliance with certain financial covenants. The Company has had to amend its credit facility several times within the past year in order to cure violations or remain compliant as financial results have declined. If the Company’s liquidity remains constrained for more than a temporary period the Company may need to either delay certain strategic growth projects or access higher cost capital markets in order to fund the projects.

Calgon Carbon could be subject to significant increases in pension contributions to its defined benefit pension plans thereby restricting cash flow. The Company has made commitments to pay certain retirement benefits to its current and former employees under its defined benefit pension plans. The funded status is determined using many assumptions such as inflation, investment rates, mortality, turnover, and discount rates which could turn out to be different than projected. Currently those plans in the aggregate are significantly under funded, and require a certain level of mandatory contributions as prescribed by law. Significant increases in the Company’s pension liabilities or decreases in pension assets as a result of actual experience being materially different than the projected assumptions would result in higher levels of mandatory contributions. In addition, changes in pension legislation could also increase funding requirements which would have an adverse effect on the Company’s cash flow and could restrict strategic investments.

Calgon Carbon has significant domestic and foreign net operating tax loss (NOL) carryforwards which, if they are not utilized, would have an adverse effect on the Company’s financial results. The Company has significant deferred tax assets associated with net operating loss carryforwards that were generated from both the Company’s domestic and foreign operations. The Company has reduced that value of these assets by an appropriate valuation allowance for the amounts that are deemed not likely to be realized. However if the Company does not meet its projections of profitability in the future, some or all of those NOL’s could expire, which would result in a reduction of the Company’s deferred tax asset and an increase in tax expense, and which would reduce the Company’s profitability.

Calgon Carbon faces risks in connection with the material weakness described in its Sarbanes-Oxley Section 404 Management Report and any related remedial measures that the Company undertakes. In connection with the preparation of the Company’s annual report on Form 10-K for the year ended December 31, 2005, we concluded that the Company’s internal controls were ineffective as of December 31, 2005 as a result of the failure to record invoices for professional services in a timely manner. We have initiated remediation measures to address the identified material weakness as described in Part II, Item 9a, Controls and Procedures, and will continue to evaluate the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting on an ongoing basis, taking additional remedial action as appropriate. If we are unable to effectively remediate material weaknesses in internal control over financial reporting and to assert that disclosure controls and procedures including internal control over financial reporting are effective in any future period, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the Company’s stock price and potentially subject it to litigation.

Provisions of Delaware Law and our rights plan may make a takeover of the Company more difficult. Certain provisions of Delaware law, our certificate of incorporation and by-laws and our rights plan could make more difficult or delay our acquisition by means of a tender offer, a proxy contest or otherwise and the removal of incumbent directors. These provisions are intended to discourage certain types of coercive takeover practices even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS:

None.

ITEM 2.    PROPERTIES:

The Company owns eleven production facilities, three of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Tianjin, China; Datong, China; and Columbus, Ohio. The Company leases one production facility in Houghton Le Spring, England. The Company’s 49% owned joint venture; Calgon Mitsubishi Chemical Corporation has two facilities, one each in Fukui, Fukui Prefecture, Japan and Kurosaki, Fukuoka Prefecture, Japan. The Company also leases thirty warehouses, service centers, and sales office facilities. Of these, twenty-five are located in the United States and one each in England and Canada. Eight of the United States facilities are located in Pittsburgh, Pennsylvania; two are located in Torrance, California and Ironton, Ohio; and one each in the following locations: Downingtown, Pennsylvania; Providence, Rhode Island; Rock Place, Illinois; Santa Fe Springs, California; Houston, Texas; Marlton, New Jersey; Richmond, California; Baytown, Texas; South Point, Ohio; Huntington, West Virginia; and Tornball, Texas. The facility in England is located in Ashton-in-Makerfield, England. The Canadian facility is located in Richmond Hill, Ontario.

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

The Blue Lake plant, located near the city of Eureka, California occupies approximately two acres. The primary operation at the plant includes reactivation of spent granular activated carbons for the Activated Carbon and Service segment. This plant was temporarily idled in December 2005.

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

The Kurosaki, Fukuoka Prefecture, Japan plant is 49% owned by Calgon Carbon as part of the joint venture with Mitsubishi Chemical Corporation. The joint venture is Calgon Mitsubishi Chemical Corporation. This plant serves the Activated Carbon and Service markets and is used to produce granular activated carbon. This plant was shutdown in December 2005.

The Datong plant located in Datong, China occupies 15,000 square meters. This plant produces agglomerated activated carbon intermediate product for the Activated Carbon and Service segment for use in both the potable and industrial markets.

The Tianjin plant is located in Tianjin, China and is licensed to export activated carbon products. It occupies approximately 35,000 square meters. This plant finishes, sizes, tests, and packages activated carbon products for the Activated Carbon and Service segment for distribution both inside China and for export.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing infection from cryptosporidium found in drinking water. In the first case, Wedeco Ideal Horizons, Inc. has filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company filed suit against the Town of Ontario, NY, Trojan Technologies Inc. (Trojan) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. patent without a license. In the third case, the Company has filed suit against the City of North Bay, Ontario, Canada (North Bay) and Trojan in the Federal court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. In June 2005, North Bay obtained a ruling that the 525 patent is invalid in Canada. The Company appealed the ruling, and in December 2005, the Canadian Federal Court of Appeal allowed the Company’s appeal. As a result of the appellate court’s decision, the case will move forward to trial in April 2006 to determine the merits of the Company’s claim that the City of North Bay, Ontario, Canada infringed its patent, and Trojan Technologies, Inc. induced that infringement. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

The Company has received a demand from the Pennsylvania Department of Environmental Protection (PADEP) that the Company reimburse PADEP for response costs the agency alleges have been taken at a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). The letter also included an unspecified demand for interest and for any future costs incurred by PADEP at the Site. The Company understands that the response costs are approximately $1.3 million. Based on information provided by the PADEP, the Site is approximately 8 acres and was used from the 1950s until the 1960s as a disposal site for coke or carbon sweepings and other industrial wastes. The Company has been in discussions with PADEP regarding the Company’s position that it is not the entity that disposed of materials containing the contaminants identified by PADEP at the Site and that any materials that may have been deposited by the Company’s predecessor did not contain actionable levels of hazardous substances identified by PADEP. PADEP has advised the Company that it is prepared to settle the matter for payment of $475,000. The Company believes PADEP’s position is not meritorious, and the demand is unwarranted. The Company intends to continue to vigorously defend the matter.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS:

The information required for this Item 5 appears under the caption “Common Shares and Market Information” on page 43 of the Annual Report to Shareholders for the Year Ended December 31, 2005 and is incorporated in this Annual Report by reference.

ITEM 6.    SELECTED FINANCIAL DATA:

The information required by this Item 6 appears under the caption “Five-Year Summary, Selected Financial and Statistical Data” on page 43 of the Annual Report to Shareholders for the Year Ended December 31, 2005 and is incorporated in this Annual Report by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Discussion and Analysis of Financial Condition required by this Item 7 appears on pages 5 through 12 of the Annual Report to Shareholders for the Year Ended December 31, 2005 and is incorporated in this Annual Report by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The information required by this Item 7a appears on page 10 of the Annual Report to Shareholders for the Year Ended December 31, 2005 and is incorporated in this Annual Report by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The consolidated financial statements and supplementary data of Calgon Carbon Corporation and its subsidiaries for the Years Ended December 31, 2005, 2004 and 2003 required by this Item 8 appear on pages 16 through 42 of the Annual Report to Shareholders for the Year Ended December 31, 2005 and are incorporated in this Annual Report by reference. The independent registered public accounting firm’s reports of Deloitte & Touche LLP on the Company’s consolidated financial statements as of December 31, 2005 and on management’s report on the effectiveness of internal controls over financial reporting appear on page 14 through 15 of the Annual Report to Shareholders for the year ended December 31, 2005, and are incorporated in this Annual Report by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not Applicable

ITEM 9A.    CONTROLS AND PROCEDURES:

The Company maintains controls and procedures designed to ensure that it is able to collect the information required to disclose in the reports filed with the Securities and Exchange Commission (the “SEC”), and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), for the end of the period covered by this Form 10-K.

Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K. The basis for this determination was that the Company has identified a material weakness in its internal controls over financial reporting, which is viewed as an integral part of the Company’s disclosure controls and procedures. The material weakness related to the failure to record invoices for professional services in a timely manner. This determination resulted from errors identified during the Company’s audit for the year ended December 31, 2005.

Remediation of Material Weakness in Internal Control

The Company has re-evaluated the internal controls relative to this area and has implemented additional internal controls so that, as of the date hereof, we believe that we have remediated this material weakness. The Company’s remediation plan, which included the implementation of additional controls to ensure proper recording of invoices for professional services in a timely manner, is as follows:

•	Centralized the collection and recordkeeping of invoices for professional services.

•	Established balance sheet reconciliation review meetings with the business process owners.

In addition, the Company will continue to monitor the effectiveness of these remedial actions and make any further changes as management determines to be appropriate.

Management’s Annual Report on Internal Control over Financial Reporting is on page 13 of the Annual Report and is incorporated by reference.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in the Deloitte & Touche LLP report which is on page 14 of the Annual Report and is incorporated by reference.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of its Shareholders.

The Company’s Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers is set forth in Exhibit 14.1 hereto.

ITEM 11.    EXECUTIVE COMPENSATION:

Information required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board—Compensation of Directors” and “Executive Compensation”

in the Company’s Proxy Statement for the 2006 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report on Executive Compensation” and the “Performance Graph” is specifically not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warranty and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,830,437	$6.18	2,467,503
Equity compensation plans not approved by security holders	—	—	58,790	(1)

Total	2,830,437	$6.18	2,526,293

(1)	On December 31, 2005 there were 58,790 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2006 Annual Meeting of its Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the 2006 Annual Meeting of its Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES:

Information required by this item is incorporated by reference to the material appearing under the heading “Independent Auditors—Certain Fees” in the Company’s Proxy Statement for the 2006 Annual Meeting of its Shareholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

A.	Financial Statements

1. The following documents are filed as part of this report:

2. The following report and schedule should be read with the Company’s consolidated financial statements in the Annual Report:

Report of Deloitte & Touche LLP dated March 24, 2006 on the Company’s financial statement schedules filed as part here of for the fiscal years ended December 31, 2005, 2004, and 2003.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

C.	Exhibits

Page
3.1		Amended Certificate of Incorporation	(a)

3.2		Amended By-laws of the Registrant	(b)

4.0		Amended Rights Agreement	(c)

10.1	*	Calgon Carbon Corporation Stock Option Plan, as Amended	Filed herewith

10.2	*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	Filed herewith

10.3	*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	Filed herewith

10.4	*	1997 Directors’ Fee Plan	Filed herewith

10.5	*	Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, C. H. S. (Kees) Majoor	(d)

10.6		Calgon Carbon Corporation Senior Credit Facility	(e)

Page

10.7	Amendment No. 1 to Calgon Carbon Corporation Senior Credit Facility	Filed herewith

10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(f)

13.0	Annual Report to Shareholders for the Year Ended December 31, 2005	Filed herewith

14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(g)

21.0	The wholly owned subsidiaries of the Company at December 31, 2005 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Ltd., a Thailand corporation	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K dated January 28, 2005.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.
(d)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2005.
(e)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006.
(f)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.

(g)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

D.	Reports on Form 8-K

During the last fiscal quarter of the year ended December 31, 2005, the Company filed five Current Reports on Form 8-K. Form 8-K dated October 25, 2005 related to the news release dated October 24, 2005 announcing the Company’s third quarter financial results. Form 8-K dated November 7, 2005 related to the news release dated November 7, 2005 announcing the resuming of operations of the Company’s Pearl River plant. Form 8-K dated November 10, 2005 related to the news release dated November 9, 2005 announcing the launch of a new UV product. Form 8-K dated November 14, 2005 related to the news release dated November 11, 2005 announcing the election of new Board of Directors members. Form 8-K dated December 9, 2005 related to the news release dated December 8, 2005 announcing the appeal awarded in the Canadian patent case.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALGON CARBON CORPORATION

By	/s/ JOHN S. STANIK
John S. Stanik
President and Chief Executive Officer

March 30, 2006

      (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

John S. Stanik	President, Chief Executive Officer	March 30, 2006

/S/ LEROY M. BALL Leroy M. Ball	Chief Financial Officer (and Principal Accounting Officer)	March 30, 2006

/S/ ROBERT W. CRUICKSHANK Robert W. Cruickshank	Director	March 30, 2006

/S/ THOMAS A. MCCONOMY Thomas A. McConomy	Chairman	March 30, 2006

/S/ WILLIAM R. NEWLIN William R. Newlin	Director	March 30, 2006

/S/ JULIE S. ROBERTS Julie S. Roberts	Director	March 30, 2006

/S/ TIMOTHY G. RUPERT Timothy G. Rupert	Director	March 30, 2006

/S/ SETH E. SCHOFIELD Seth E. Schofield	Director	March 30, 2006

/S/ JOHN P. SURMA John P. Surma	Director	March 30, 2006

/S/ HARRY H. WEIL Harry H. Weil	Director	March 30, 2006

/S/ ROBERT L. YOHE Robert L. Yohe	Director	March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 24, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of and for the years ended December 31, 2005 and 2004, which statements reflect total assets constituting 11 percent and 12 percent of consolidated total assets as of December 31, 2005 and 2004, respectively, and total revenues constituting 12 percent and 11 percent of consolidated total revenues for the years ended December 31, 2005 an 2004, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary Chemviron UK, is based solely on the report of such other auditors. Our audits and the report of other auditors also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

March 24, 2006

SCHEDULE II

CALGON CARBON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Returns and Write-Offs	Balance at End of Year

Year ended December 31, 2005
Allowance for doubtful accounts	$2,902	$510	$(1,240)	$2,172
Year ended December 31, 2004
Allowance for doubtful accounts	3,595	946	(1,639)	2,902
Year ended December 31, 2003
Allowance for doubtful accounts	2,839	1,127	(371)	3,595

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions	Balance at End of Year

Year ended December 31, 2005
Income tax valuation allowance	$3,539	$188	$(345)	$3,382
Year ended December 31, 2004
Income tax valuation allowance	1,916	1,835	(212)	3,539
Year ended December 31, 2003
Income tax valuation allowance	2,658	326	(1,068)	1,916

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended Certificate of Incorporation	(a)

3.2	Amended By-laws of the Registrant	(b)

4.0	Amended Rights Agreement	(c)

10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	Filed herewith

10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	Filed herewith

10.3*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	Filed herewith

10.4*	1997 Directors’ Fee Plan	Filed herewith

10.5*	Employment agreement between Calgon Carbon Corporation and executive officers (i) The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, James G. Fishburne, Gail A. Gerono, Robert P. O’Brien, John S. Stanik, C. H. S. (Kees) Majoor	(d)

10.6	Calgon Carbon Corporation Senior Credit Facility	(e)

10.7	Amendment No. 1 to Calgon Carbon Corporation Senior Credit Facility	Filed herewith

10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(f)

13.0	Annual Report to Shareholders for the Year Ended December 31, 2005	Filed herewith

14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(g)

21.0	The wholly owned subsidiaries of the Company at December 31, 2005 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Ltd., a Thailand corporation	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K dated January 28, 2005.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.
(d)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2005.
(e)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006.
(f)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
(g)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.