Form 10-Q
period 2006-03-31
CALGON CARBON CORPORATION
filed 2006-05-10
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

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

Large accelerated filer   ☐                     an accelerated filer   ☒                     or a non-accelerated filer   ☐

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

Yes  ☐     No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006
Common Stock, $.01 par value	39,712,438 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED March 31, 2006

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

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2005, as filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$76,579	$73,055

Cost of products sold (excluding depreciation)	57,411	52,816
Depreciation and amortization	4,798	5,534
Selling, general and administrative expenses	14,372	15,831
Research and development expenses	1,197	1,070
Gulf Coast Facility impairment charge (Note 3)	—	2,158
Restructuring charge	6	252

	77,784	77,661

Loss from operations	(1,205)	(4,606)
Interest income	86	181
Interest expense	(1,574)	(1,092)
Other expense—net	(844)	(401)

Loss from continuing operations before income taxes, equity in income from equity investments, and minority interest	(3,537)	(5,918)
Income tax benefit	(316)	(1,267)

Loss from continuing operations before equity in income from equity investments and minority interest	(3,221)	(4,651)
Equity in income from equity investments	188	273
Minority interest	15	—

Loss from continuing operations	(3,018)	(4,378)
Income from discontinued operations – net of tax	3,016	969

Net loss	(2)	(3,409)
Common stock dividends	—	(1,177)
Retained earnings, beginning of period	101,833	112,804

Retained earnings, end of period	$101,831	$108,218

Basic and diluted loss from continuing operations per common share	$(.08)	$(.11)
Income from discontinued operations per common share	$.08	$.02

Basic and diluted net income (loss) per common share	$.00	$(.09)

Weighted average shares outstanding
Basic and diluted	39,854,726	39,200,362

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,383	$5,446
Receivables (net of allowance of $2,336 and $2,172)	55,223	51,224
Revenue recognized in excess of billings on uncompleted contracts	5,515	5,443
Inventories	69,461	67,655
Deferred income taxes – current	9,877	8,448
Other current assets	5,747	6,044
Assets held for sale	4,123	21,340

Total current assets	154,329	165,600
Property, plant and equipment, net	107,964	108,745
Equity investments	7,507	7,219
Intangibles	9,587	10,049
Goodwill	33,881	33,874
Deferred income taxes – long-term	16,449	18,684
Other assets	3,756	3,697

Total assets	$333,473	$347,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$68,574	$—
Accounts payable and accrued liabilities	38,093	36,502
Billings in excess of revenue recognized on uncompleted contracts	3,000	3,933
Payroll and benefits payable	11,153	11,396
Accrued income taxes	11,165	10,783
Liabilities held for sale	3,101	6,683

Total current liabilities	135,086	69,297
Long-term debt	2,925	83,925
Deferred income taxes – long-term	1,105	1,389
Accrued pension and other liabilities	43,040	42,697

Total liabilities	182,156	197,308

Commitments and contingencies
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,499,696 and 42,459,733 shares issued	425	425
Additional paid-in capital	70,061	69,906
Retained earnings	101,831	101,833
Accumulated other comprehensive income	7,117	6,442
Deferred compensation	(757)	(917)

	178,677	177,689
Treasury stock, at cost, 2,819,690 and 2,787,258 shares	(27,360)	(27,129)

Total shareholders’ equity	151,317	150,560

Total liabilities and shareholders’ equity	$333,473	$347,868

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(2)	($3,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets, pre-tax	(6,078)	—
Depreciation and amortization	4,800	5,815
Non-cash impairment and restructuring charges	—	2,373
Equity in income from equity investments	(188)	(273)
Distributions received from equity investments	—	254
Employee benefit plan provisions	1,154	1,348
Changes in assets and liabilities - net of effects from purchase of business and non-cash impairment:
Increase in receivables	(1,803)	(399)
Increase in inventories	(2,683)	(3,776)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(713)	(1,042)
Decrease in accounts payable and accrued liabilities	(838)	(1,059)
Increase (decrease) in long-term deferred income taxes	1,422	(3,225)
Other items – net	492	1,008

Net cash used in operating activities	(4,437)	(2,385)

Cash flows from investing activities
Purchase of business - net of cash	—	(530)
Proceeds from the sale of assets	19,120	—
Property, plant and equipment expenditures	(3,093)	(1,740)
Proceeds from disposals of property, plant and equipment	52	396

Net cash provided by (used in) investing activities	16,079	(1,874)

Cash flows from financing activities
Proceeds from borrowings	32,300	23,500
Repayments of borrowings	(44,726)	(20,400)
Common stock dividends	—	(1,177)
Common stock issued through exercise of stock options	335	1,679

Net cash (used in) provided by financing activities	(12,091)	3,602

Effect of exchange rate changes on cash	(614)	(381)

Decrease in cash and cash equivalents	(1,063)	(1,038)
Cash and cash equivalents, beginning of period	5,446	8,780

Cash and cash equivalents, end of period	$4,383	$7,742

The accompanying notes are an integral part of these financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.	Acquisition

In May 2005, the Company formed a joint venture company with C. Gigantic Carbon to provide carbon reactivation services to the Thailand market. The joint venture company was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company after an initial investment of $0.2 million. It is accounted for in the Company’s financial statements under the equity method.

2.	Discontinued Operations and Assets and Liabilities Held for Sale

The Company’s financial statements for all periods presented were significantly impacted by activities relating to the planned divestiture of two of the Company’s businesses.

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan. In order to allow the Company to focus on its core activated carbon and service related businesses, the plan included the divestiture of two non-core businesses. In the fourth quarter of 2005, management concluded such divestitures are probable and the Company reclassified the following businesses from continuing operations to discontinued operations and assets held for sale for all periods presented: Charcoal/Liquid in Bodenfelde, Germany and Solvent Recovery in Columbus, Ohio; Vero Beach, Florida; and Ashton, United Kingdom. The Charcoal/Liquid and Solvent Recovery businesses were reported in the Company’s Consumer and Equipment segments, respectively.

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business). The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production. The products are sold to retail and industrial markets. The aggregate sales price, based on an exchange rate of 1.19 dollars per Euro, consisted of $19.1 million of cash and is subject to a potential working capital adjustment. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional $5.0 million could be paid contingent upon the business meeting certain earnings targets over the next three years. As of March 31, 2006, the Company recorded a pre-tax gain of $4.7 million or $3.1 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc., a subsidiary of Sequa Corporation. The Solvent Recovery unit provides turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis. The purchase price of $1.9 million included cash proceeds of approximately $0.8 million and $1.1 million of retained assets, primarily accounts receivable. The gain on the sale is not expected to be significant and will be recorded in the second quarter 2006.

The following table details selected financial information for the businesses included within the discontinued operations in the Condensed Consolidated Statements of Income and Retained Earnings:

	Charcoal/Liquid Quarter Ended March 31		Solvent Recovery Quarter Ended March 31
(Dollars in thousands)	2006	2005	2006	2005
Net sales	$1,375	$6,377	$2,360	$3,973

Income (loss) from operations	(402)	932	20	549
Other income-net	4,716	14	—	(14)

Income before income taxes	4,314	946	20	535
Income tax expense	1,309	327	7	185

Income from discontinued operations	$3,003	$619	$13	$350

The major classes of assets and liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	Charcoal/Liquid		Solvent Recovery
(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Assets:
Receivables	$—	$1,059	$2,700	$4,018
Inventories	—	6,924	113	113
Property, plant and equipment, net	—	7,310	40	42
Goodwill	—	—	1,000	1,000
Other assets	—	181	270	693

Total assets held for sale	$—	$15,474	$4,123	$5,866

Liabilities
Accounts payable and accrued liabilities	—	2,604	3,101	3,157
Other liabilities	—	922	—	—

Total liabilities held for sale	$—	$3,526	$3,101	$3,157

3.	Gulf Coast Facility Impairment Charge

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives. On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, the Company recorded an impairment charge of $2.2 million in 2005.

4.	Inventories:

	March 31, 2006	December 31, 2005
Raw materials	$18,050	$16,501
Finished goods	51,411	51,154

	$69,461	$67,655

5.	Supplemental Cash Flow Information:

	Three Months Ended March 31,
	2006	2005
Cash paid during the period for:
Interest	$(1,574)	$(1,283)

Income taxes paid – net	$(2)	$(38)

6.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the quarter ended March 31, 2006. Common stock dividends declared and paid during the quarter ended March 31, 2005 were $.03 per common share.

7.	Comprehensive income (loss):

	Three Months Ended March 31,
	2006	2005
Net loss	$(2)	$(3,409)
Other comprehensive income (loss), net of taxes	675	(2,954)

Comprehensive income (loss)	$673	$(6,363)

The only matter contributing to the other comprehensive income during the three months ended March 31, 2006 was the foreign currency translation adjustment of $0.8 million and the change in the fair value of the derivative instruments of ($0.1) million as described in Note 9. The only matters contributing to the other comprehensive loss during the three months ended March 31, 2005 were the foreign currency translation adjustment of ($2.9) million and the change in the fair value of the derivative instruments of ($0.1) million.

8.	Segment Information:

The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of the Company’s continuing operations.

	Three Months Ended March 31,
	2006	2005
Net Sales
Carbon and Service	$65,185	$59,326
Equipment	8,441	10,194
Consumer	2,953	3,535

	$76,579	$73,055

Income (loss) from continuing operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$5,048	$3,760
Equipment	(1,659)	(751)
Consumer	210	329

	3,599	3,338
Depreciation and amortization
Carbon and Service	4,449	4,874
Equipment	210	297
Consumer	139	363

	4,798	5,534

Loss from continuing operations before impairment and restructuring	$(1,199)	$(2,196)

Reconciling items:
Gulf Coast Facility impairment charge	—	(2,158)
Restructuring charges	(6)	(252)
Interest income	86	181
Interest expense	(1,574)	(1,092)
Other expense – net	(844)	(401)

Consolidated loss from continuing operations before income taxes, equity in income from equity investments, and minority interest	$(3,537)	$(5,918)

	March 31, 2006	December 31, 2005
Total Assets
Carbon and Service	$275,115	$267,408
Equipment	41,049	44,607
Consumer	13,186	14,513

Total assets from continuing operations	$329,350	$326,528
Assets held for sale	4,123	21,340

Consolidated total assets	$333,473	$347,868

9.	Derivative Instruments

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

The Company had sixteen foreign currency forward exchange contracts outstanding at March 31, 2006 and none of these contracts qualified for hedge accounting treatment. The Company held fifty-seven foreign currency forward exchange contracts at March 31, 2005 of which eighteen qualified and were treated as foreign exchange cash flow hedges regarding payment for inventory purchases. The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts of ($56) thousand for the period ended March 31, 2005 was recorded in other comprehensive (income) loss (see Note 7). It was released into operations over 12 months based on the timing of the sales of the underlying inventory. The release to operations was reflected in cost of products sold. During the periods ended March 31, 2006 and 2005, the Company recorded an immaterial gain in other income for the sixteen and remaining thirty-nine foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap of ($0.1) million and ($0.1) million, respectively, for the periods ended March 31, 2006 and 2005 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.3 million and $0.7 million, respectively, as of March 31, 2006 and 2005.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the periods ended March 31, 2006 and 2005, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

10.	Contingencies

In August 2005, the Company’s Pearl River plant was impacted by Hurricane Katrina. The Company has both property and business interruption insurance coverage for this plant. Management is in the process of filing claims with its insurance carrier to recover damages for both property and business interruption related to this event. In the first quarter of 2006, the Company had incurred $2.4 million for damages which the Company deems recoverable from insurance of which $1.1 million was recorded as additions to property, plant and equipment. The aforementioned amounts result in the following totals to date; $1.0 million for costs which are not recoverable from insurance and $9.2 million for damages which the Company believes are recoverable from insurance of which $4.9 million is recorded as recoverable for additions to property, plant and equipment. During the three months ended March 31, 2006, the Company received an advance on its claim of $2.0 million from its insurance carrier for property damage. In April 2006, the Company received an additional advance on its claim of $1.0 million from its insurance carrier for property damage bringing the total advances received to date on the claim to $4.5 million.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing infection from cryptosporidium found in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license. In the third case, the Company has filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. The trial for this case was conducted and completed in April 2006. A decision is expected to be rendered sometime within the ensuing two quarters. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

The Company has received a demand from the Pennsylvania Department of Environmental Protection (PADEP) that the Company reimburse PADEP for response costs the agency alleges have been take at a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). The letter also included an unspecified amount for interest and for any future costs that might be incurred by PADEP at the Site. The Company understands that the response costs are approximately $1.3 million. Based on information provided by PADEP, the Site is approximately 8 acres and was used from the 1950s until the 1960s as a disposal site for coke or carbon sweepings and other industrial wastes. The Company has been in discussions with PADEP regarding the Company’s position that it is not the entity that disposed of materials containing the contaminants identified by PADEP at the Site and that any materials that may have been deposited by the Company’s predecessor did not contain actionable levels of hazardous substances identified by PADEP. PADEP has advised the Company that it is prepared to settle the matter for payment of $475,000. The Company believes PADEP’s position is not meritorious, and the demand is unwarranted. The Company intends to continue to vigorously defend the matter.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of March 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and retained earnings for the three months ended March 31, 2006. The Company has not incurred any environmental remediation expense for the three months ended March 31, 2006 and has incurred a total of $0.2 million of environmental remediation expense to date.

It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences over the upcoming months. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination that it will proceed with remediation efforts in 2006.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At March 31, 2006, Calgon Mitsubishi Chemical Corporation had $9.1 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At March 31, 2006, the lender had not requested, and the Company has not provided, such guarantee.

11.	Goodwill & Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. Management has elected to do the annual impairment test on December 31 of each year. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units. No such impairment existed based on the Company’s most recent test at December 31, 2005.

The following is the categorization of the Company’s intangible assets as of March 31, 2006 and December 31, 2005 respectively:

	Weighted Average Amortization Period	March 31, 2006			December 31, 2005
		Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(732)	$1,369	$—	$(711)
Customer Relationships	17.0 Years	9,323	(186)	(2,642)	9,323	(206)	(2,316)
Customer Contracts	2.8 Years	664	(18)	(634)	664	(19)	(577)
License Agreement	5.0 Years	500	—	(242)	500	—	(217)
Other	7.9 Years	665	—	(282)	665	—	(270)
Unpatented Technology	20.0 Years	2,875	—	(1.073)	2,875	—	(1,031)

Total	15.8 Years	$15,396	$(204)	$(5,605)	$15,396	$(225)	$(5,122)

For the three months ended March 31, 2006 and 2005, the Company recognized $0.5 million and $0.5 million, respectively, of amortization expense. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/06	$1,763
For the year ended 12/31/07	$1,530
For the year ended 12/31/08	$1,330
For the year ended 12/31/09	$1,057
For the year ended 12/31/10	$914

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2006 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2006	$20,534	$13,280	$60	$33,874
Foreign exchange	39	(32)	—	7

Balance as of March 31, 2006	$20,573	$13,248	$60	$33,881

12.	Borrowing Arrangements

On January 30, 2006, the Company amended and restated its existing $125.0 million unsecured United States revolving credit facility. The amended $118.0 million facility consists of a $100.0 million revolving loan and an $18.0 million term loan. Current commitments from the lenders under the new agreement total $105.0 million with an additional $13.0 million available to the existing or new lenders. The amended and restated facility is secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. Borrowings under this facility were being charged a weighted average interest rate of 7.39% at March 31, 2006.

Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million. The interest rate is based upon Euro-based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin ranges from 1.25% to 2.50%, and an unused commitment fee that ranges from 0.25% to 0.50% and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays (cash outlays as defined by the agreement include payments for income tax, interest, debt principal, dividends, and capital expenses) and operating assets to debt and minimum net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility also contains mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

On February 23, 2006, the Company, as required by the amended credit facility, repaid the $18.0 million term loan with the proceeds from the sale of the Company’s Charcoal/Liquid business. The remaining $100.0 million revolving loan has $87.0 million of funding commitments from the Company’s lenders.

In March 2006, the Company amended its U.S. credit facility to clarify elements of certain covenants and to finalize an amount used for one of the add-back provisions of the covenants that were required to be met as of December 31, 2005 as conditions to the closing of the facility. The Company was in compliance with these covenants as of December 31, 2005, as amended.

As of March 31, 2006 the Company was not in compliance with the Fixed Charge covenant ratio which is based upon the Company’s ratio of trailing twelve months EBITDA to the sum of the Company’s trailing twelve months payments for interest, taxes, dividends, and capital expenditures. The Company is not immediately seeking a waiver, but has reached agreement with its lenders to continue utilizing the facility with the same rights and privileges as it had prior to the violation while the lenders have reserved their rights to call the debt without further notice at any time during the period of violation. Should the lenders elect to exercise their rights and call the debt, the Company would be unable to satisfy the obligation without securing an alternative financing arrangement or arrangements. During the second quarter, the Company intends to work with its lenders to resolve this violation by trying to obtain a waiver and amendment to the facility or seek alternative financing arrangements should a resolution with the existing lending group prove unsuccessful. The Company has classified all borrowings under this facility as short term as of March 31, 2006.

13.	Stock Compensation Plans

The Company has two stock-based compensation plans which are more fully described in Note 12 of the Company’s 2005 Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations.

The Company adopted SFAS No. 123(R), “Share-based Payments,” on January 1, 2006 using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures). Compensation cost in the future will also include stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated. Prior to the adoption of SFAS No. 123(R), no compensation cost was reflected in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123(R), compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period.

(Dollars in thousands except per share data)	Three Months Ended March 31 2006
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$165

Total	165

Tax effect	65

Increase in net loss	$100
Decrease in basic and diluted earnings per share	$0.00

Prior period pro forma presentations

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123 had been applied to stock-based compensation prior to January 1, 2006:

(Dollars in thousands except per share data)	Three Months Ended March 31 2005
Net loss
As reported	$(3,409)
Stock-based compensation, net of tax effect	(127)

Pro forma	$(3,536)

Weighted average shares outstanding
Basic and Diluted	39,200,362

Net loss per common share
Basic and Diluted
As reported	$(.09)
Pro forma	$(.09)

The above disclosures of the effect of stock-based compensation expense for the three months ended March 31, 2006 and the pro forma effect as if SFAS No. 123 had been applied to the three months ended March 31, 2005, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the assumptions listed below:

	Three Months Ended March 31
	2006	2005
Average grant date exercise price per share of unvested awards - options	$8.09	$6.94
Average grant date exercise price per share of unvested awards – nonvested restricted stock	$0.00	$0.00
Dividend yield	.00-.71%	.70%
Expected volatility	34-44%	37%
Risk-free interest rates	3.38%-4.79%	3.62%
Expected lives of options	5 -6 years	5 years
Average grant date fair value per share of unvested option awards	$3.20	$2.64
Average grant date fair value per share of nonvested restricted awards	$6.54	$7.10

The Dividend yield is based on the latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.

Expected volatility is based on the historical volatility of the Company’s stock and the implied volatility calculated from traded options on the Company’s stock.

The Risk-free interest rates are based on the U.S. Treasury strip rate for the expected life of the option.

The Expected lives of options are determined from primarily historical stock option exercise data.

Stock option activity

The following tables show a summary of the status and activity of stock options for the three months ended March 31, 2006:

Employee Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	2,138,900	$6.67
Granted	88,700	7.96
Exercised	(5,250)	5.07
Canceled	(166,200)	6.81

Outstanding at March 31, 2006	2,056,150	$6.72	6.30	$784

Exercisable at March 31, 2006	1,914,150	$6.61	6.06	$784

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $2.64 per share or $0.2 million.

Non-Employee Directors’ Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	450,737	$7.14
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2006	450,737	$7.14	6.27	$114

Exercisable at March 31, 2006	445,225	$7.16	6.10	$111

During the three months ended March 31, 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $11 thousand. The total amount of cash received from the exercise of options was $27 thousand, and the related net tax benefit realized from the exercise of these options was immaterial. The options exercised were from the Employee Stock Option Plan. The total fair value of options vested during the three months ended March 31, 2006 was $3.20 per share or $0.8 million.

Nonvested Restricted stock activity

Nonvested restricted stock granted to employees under the Company’s Employee Stock Option Plan is valued at the grant date fair value, which is the market price of the underlying common stock, and vest over service periods that range from one to three years.

The following table shows a summary of the status and activity of nonvested restricted stock grants for the three months ended March 31, 2006:

	Shares	Weighted- Average Grant-Date Fair-Value (per share)
Nonvested at January 1, 2006	240,800	$7.10
Granted	188,100	5.96
Vested	(49,903)	6.91
Cancelled	(17,242)	6.91

Nonvested at March 31, 2006	361,755	$6.54

Compensation expense related to nonvested restricted stock totaled $0.1 million for the three month period ended March 31, 2006. The related net tax benefit related to restricted awards was immaterial for the three month period ended March 31, 2006.

As of March 31, 2006, there was $2.2 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately three years.

14.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2006 and 2005:

	Three Months Ended March 31
Pension Benefits (in thousands)	2006	2005
Service cost	$647	$768
Interest cost	1,252	1,172
Expected return on plan assets	(1,063)	(1,044)
Amortization of prior service cost	81	118
Net amortization	253	139
Curtailment	—	215

Net periodic pension cost	$1,170	$1,368

The expected long-term rate of return on plan assets is 8.25% in 2006.

Employer Contributions

In its 2005 financial statements, the Company disclosed that it expected to contribute $4.4 million to its U.S. pension plans in 2006. As of March 31, 2006, no contributions have been made. The Company expects to contribute the $4.4 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2006 and 2005:

	Three Months Ended March 31
Pension Benefits (in thousands)	2006	2005
Service cost	$253	$241
Interest cost	422	430
Expected return on plan assets	(272)	(302)
Transition amount amortization	13	14
Net amortization	48	23

Net periodic pension cost	$464	$406

The expected long-term rate of return on plan assets ranges from 5.00% to 7.10% in 2006.

Employer Contributions

In its 2005 financial statements, the Company disclosed that it expected to contribute $2.0 million to its European pension plans in 2006. As of March 31, 2006, the Company contributed $0.4 million. The Company expects to contribute the remaining $1.6 million as well as an additional $0.1 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. As of January 1, 2006, for all U.S. salaried employees that elected to “freeze” their benefits under the Company’s defined benefit plans, the Company makes a fixed contribution of 2% of employee eligible compensation and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. For all other U.S. salaried employees, the Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee eligible compensation. Employer matching contributions vest immediately. Total expenses related to this defined contribution plan were $0.1 million and $0.1 million, respectively, for the periods ended March 31, 2006 and 2005, respectively.

15.	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and re-handling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006 as required. Such adoption had no material impact on the accompanying financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company adopted SFAS No. 154 effective January 1, 2006 as required. Such adoption had no material impact on the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $3.5 million or 4.8% for the quarter ended March 31, 2006 versus the quarter ended March 31, 2005. Net sales for the quarter ended March 31, 2006 for the Carbon and Service segment increased $5.9 million or 9.9% versus the similar 2005 period. The increase was primarily due to stronger sales in all geographical regions including increased sales of activated carbon in Japan to the Company’s joint venture company, Calgon Mitsubishi Chemical Corporation as well as price increases . Partially offsetting this increase was the negative impact of foreign currency translation of $1.6 million. Net sales for the Equipment segment decreased $1.8 million or 17.2% in the first quarter 2006 versus the comparable 2005 period. The decrease was primarily due to non-repeat sales of equipment for perchlorate removal from ground water and odor removal equipment. The impact of foreign currency translation for the quarter ended March 31, 2006 was comparable to the similar 2005 period. Net sales for the quarter ended March 31, 2006 for the Consumer segment decreased by $0.6 million or 16.5% versus the quarter ended March 31, 2005. The decrease was attributable to lower demand for activated carbon cloth as well as the negative impact of foreign currency translation of $0.1 million. The total negative impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2006 was $1.8 million.

Net sales less cost of products sold, as a percentage of net sales was 25.0% for the quarter ended March 31, 2006 compared to 27.7% for the similar 2004 period, a 2.7 percentage point decrease. The decline was primarily due to higher raw material, energy, and transportation costs of $3.1 million or 4.0%. These costs were partially offset by price increases of carbon products and services.

The depreciation and amortization decrease of $0.7 million during the quarter ended March 31, 2006 versus the quarter ended March 31, 2005 was primarily due to decreased intangible amortization and decreased depreciation due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter ended March 31, 2006 decreased versus the comparable 2005 quarter by $1.5 million. Included in the decrease was a change in the estimate of the Company’s environmental liabilities assumed in the Waterlink acquisition of approximately $1.3 million. Litigation expense increased $0.9 million versus the similar 2005 period. Offsetting this increase was the non-recurring severance charges of $1.3 million related to the Company’s 2005 re-engineering plan that occurred during the quarter ended March 31, 2005.

Research and development expenses for the quarter ended March 31, 2006 were comparable to the similar 2005 period.

The impairment charge of $2.2 million for the quarter ended March 31, 2005 was as a result of the Company’s decision on March 22, 2005 to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such facility for the foreseeable future.

Restructuring charges for the quarter ended March 31, 2006 decreased $0.2 million versus the comparable 2005 period. The restructuring charges for the quarter ended March 31, 2005 primarily related to pension curtailment charges as a result of employee separations from the Company’s 2005 re-engineering plan.

Other expense for the quarter ended March 31, 2006 increased $0.4 million as compared to March 31, 2005. The increase is primarily due to the write-off of deferred financing fees associated with the Company’s previous credit facility.

Interest expense, net of interest income, for the quarter ended March 31, 2006 increased versus the quarter ended March 31, 2005 by $0.6 million. The increase is the result of higher interest rates paid on the Company’s borrowings both as a result of the increase in LIBOR rates from last year’s first quarter to this year’s first quarter and the Company paying higher interest spreads on its borrowings as a result of a lower trailing twelve months EBITDA as of the end of the first quarter 2006 versus the end of the first quarter 2005.

The effective tax rate for the quarter ended March 31, 2006 was 8.9% compared to 21.4% for the quarter ended March 31, 2005. The quarter ended March 31, 2006 tax rate was lower than the Federal Income Tax Rate due to certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits. The quarter ended March 31, 2005 tax rate was lower than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary items that contributed to the change in the effective tax rate between the quarter ended March 31, 2006 and the similar period for 2005 were the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits.

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

Equity in income from equity investments for the quarter ended March 31, 2006 was comparable to the similar 2005 period.

Discontinued Operations:

Income from discontinued operations increased $2.0 million for the quarter ended March 31, 2006 versus March 31, 2005 primarily due the $3.1 million gain recognized on the sale of the Company’s Charcoal/Liquid business. Partially offsetting this increase was lower sales and profitability of the solvent recovery business in 2006 as a result of the completion of a significant project during 2005.

Financial Condition

Working Capital and Liquidity

The cash flows discussed for the quarter ended March 31, 2006 and 2005 include discontinued operations. Cash flows used in operating activities were $4.4 million for the period ended March 31, 2006 compared to cash flows used in operating activities of $2.4 million for the comparable 2005 period. The $2.0 million increase in out flows represents an increase in operating working capital (exclusive of debt) in 2006 versus the comparable 2005 period. The divestitures are expected to decrease earnings before interest, income tax, depreciation and amortization (EBITDA) by approximately $3.0 million on an annual basis.

Common stock dividends were not paid during the quarter ended March 31, 2006 as compared to dividends that were paid during the quarter ended March 31, 2005 which represented $.03 per common share.

Total debt at March 31, 2006 was $71.5 million, a decrease of $12.4 million from December 31, 2005. The decrease was as a result of the repayment of the Company’s $18.0 million term loan and the additional borrowings of $5.6 million were used in financing normal working capital and capital expenditure activities.

On January 30, 2006, the Company amended and restated its existing $125.0 million unsecured United States revolving credit facility. The amended $118.0 million facility consists of a $100.0 million revolving loan and an $18.0 million term loan. Current commitments from the lenders under the new agreement total $105.0 million with an additional $13.0 million available to the existing or new lenders. The amended and restated facility is secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. Borrowings under this facility were being charged a weighted average interest rate of 7.39% at March 31, 2006.

Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million. The interest rate is based upon Euro based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin ranges from 1.25% to 2.50%, and an unused commitment fee that ranges from 0.25% to 0.50% and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays and operating assets to debt and minimum net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility also contains mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

On February 23, 2006, the Company, as required by the amended credit facility, repaid the $18.0 million term loan with the proceeds from the sale of the Company’s Charcoal/Liquid business. The remaining $100.0 million revolving loan has $87.0 million of funding commitments from the Company’s lenders.

In March 2006, the Company amended its U.S. credit facility to clarify elements of certain covenants and to finalize an amount used for one of the add-back provisions of the covenants that were required to be met as of December 31, 2005 as conditions to the closing of the facility. The Company was in compliance with these covenants as of December 31, 2005, as amended.

As of March 31, 2006 the Company was not in compliance with the Fixed Charge covenant ratio which is based upon the Company’s ratio of trailing twelve months EBITDA to the sum of the Company’s trailing twelve months payments for interest, taxes, dividends, and capital expenditures. The Company is not immediately seeking a waiver, but has reached agreement with its lenders to continue utilizing the facility with the same rights and privileges as it had prior to the violation while the lenders have reserved their rights to call the debt without further notice at any time during the period of violation. Should the lenders elect to exercise their rights and call the debt, the Company would be unable to satisfy the obligation without securing an alternative financing arrangement or arrangements. During the second quarter, the Company intends to work with its lenders to resolve this violation by trying to obtain a waiver and amendment to the facility or seek alternative financing arrangements should a resolution with the existing lending group prove unsuccessful. The Company has classified all borrowings under this facility as short term as of March 31, 2006.

The Company expects that current cash from operating activities plus cash balances and available external financing will be sufficient to meet its operating requirements for the next twelve months and the foreseeable future.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of March 31, 2006, with the exception of the debt covenant violation noted above, there have been no changes in the payment terms of long-term debt, lease agreements, and unconditional purchase obligations since December 31, 2005. The following table represents the significant cash contractual obligations and other commercial commitments.

	Due in
(Thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Short-term debt	$68,574	$—	$—	$2,925	$—	$—	$71,499
Operating leases	5,019	3,781	3,029	2,694	2,539	12,245	29,307
Unconditional purchase obligations*	26,755	21,626	16,887	8,041	7,753	5,711	86,773

Total contractual cash Obligations	$100,348	$25,407	$19,916	$13,660	$10,292	$17,956	$187,579

*	Primarily for the purchase of raw materials, transportation, and information systems services.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $3.1 million for the three months ended March 31, 2006 compared to expenditures of $1.7 million for the same period in 2005. The expenditures for the period ended March 31, 2006 consisted primarily of improvements to the Company’s manufacturing facilities of $1.8 million, $1.1 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and customer capital of $0.3 million. The comparable 2005 expenditures consisted primarily of $1.4 million for improvements to manufacturing facilities and $0.1 million for customer capital. Capital expenditures for 2006 are projected to be approximately $16.0 million.

The March 31, 2005 purchase of business cash out flow of $0.5 million, as shown on the statement of cash flows, represents the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million.

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

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review of the plant’s assets having a net book value of $1.7 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in 2007. If management should conclude that the idling of the plant beyond 2007 is warranted, operating results may be adversely affected by impairment charges.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. Management has not determined its plan of action for compliance related to this activated carbon line; however, if it is determined that a shutdown of the full operation of the activated carbon line is warranted, the impact to current operating results would be insignificant.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and re-handling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006 as required. Such adoption had no material impact on the accompanying financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company adopted SFAS No. 154 effective January 1, 2006 as required. Such adoption had no material impact on the accompanying financial statements.

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

Environmental Costs

Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted.

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

Litigation

The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. After review, it was determined at March 31, 2006, that for each of the various unresolved legal claims in which the Company is involved, the conditions mentioned above were not met. As such, no accrual was recorded. The Company will continue to evaluate all legal matters as additional information becomes available.

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

Material Weakness Previously Identified:

As previously reported in our annual report on Form 10-K for the year ended December 31, 2005, on March 21, 2006, management and the Audit Committee of the Company determined that as of December 31, 2005, a material weakness existed in internal control over financial reporting related to the failure to record invoices for professional services in a timely manner. This determination resulted from errors identified during the Company’s audit for the year ended December 31, 2005.

Management evaluated the cause of these errors and determined that the controls over the collection and recording of invoices for professional services did not operate effectively. As a result of the actual misstatement that occurred and the lack of other mitigating controls, management determined that this deficiency constituted a material weakness in internal control over financial reporting. The material weakness resulted in a restatement of the Company’s Unaudited Condensed Consolidated Financial Statements for the quarters ended March 31, June 30, and September 30, 2005.

Remediation Activities:

The Company’s management and Audit Committee have dedicated resources to assessing the underlying issues giving rise to the aforementioned accounting errors and to ensure that proper steps have been and are being taken to improve our internal controls. We have re-evaluated the internal controls relative to this area and have implemented additional internal controls so that, as of March 31, 2006, we believe that we have remediated this material weakness. The Company’s remediation plan, which included the implementation of additional controls to ensure proper recording of invoices for professional services in a timely manner, is as follows:

•	Centralized the collection and recordkeeping of invoices for professional services.

•	Established balance sheet reconciliation review meetings with the business process owners.

In addition, the Company will continue to monitor the effectiveness of these remedial actions and make any further changes as management determines to be appropriate.

Changes in Internal Control:

The remediation of the material weakness described above that occurred during the period ended March 31, 2006, had a material effect on the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors

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

Most of Calgon Carbon’s hourly workforce is covered under union contracts; the Company’s inability to successfully negotiate contracts upon expiration could have an adverse affect on financial results. The Company has collective bargaining agreements in place at four of the Company’s productions facilities covering approximately 309 employees that expire from 2007 to 2009. Any work stoppages as a result of disagreements with any of the labor unions or the failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations brought on by temporary labor.

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

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
January 1–January 31, 2006	—	—	—	—
February 1–February 28, 2006	32,432	$7.12	—	—
March 1–March 31, 2006	—	—	—	—

Total for Quarter Ended March 31, 2006	32,432	$7.12	—	—

(a)	This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued in February 9, 2006. Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 19, 2006. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:

	Votes For	Votes Withheld
Class of 2009
William R. Newlin	33,965,090	1,205,137
John S. Stanik	33,903,268	1,266,959
Robert L. Yohe	33,077,430	2,092,796

Class of 2008
Timothy G. Rupert	33,709,229	1,460,787

Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2006:

Votes For	Votes Against	Votes Withheld
34,917,407	102,843	149,977

Item 6.	Exhibits

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)

Date: May 10, 2006	/s/ Leroy M. Ball
Leroy M. Ball Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith