Form 10-Q
period 2006-06-30
CALGON CARBON CORPORATION
filed 2006-08-09
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-10776

CALGON CARBON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0530110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2006

Common Stock, $.01 par value	39,998,591 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2006

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

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2005 filed with the Securities and Exchange Commission by the Company in Form 10-K.

          In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net sales	$80,510	$77,658	$157,089	$150,713

Cost of products sold (excluding depreciation)	59,962	56,091	117,373	108,907
Depreciation and amortization	4,794	5,421	9,592	10,955
Selling, general and administrative expenses	16,570	13,986	30,942	29,817
Research and development expenses	1,041	1,169	2,238	2,239
Gain on insurance settlement (Note 2)	(4,899)	—	(4,899)	—
Gulf Coast Facility impairment charge (Note 4)	—	—	—	2,158
Restructuring charge	1	106	7	358

	77,469	76,773	155,253	154,434

Income (loss) from operations	3,041	885	1,836	(3,721)
Interest income	234	212	320	393
Interest expense	(1,524)	(1,238)	(3,098)	(2,330)
Other expense—net	(514)	(231)	(1,358)	(632)

Income (loss) before income taxes, equity income, and minority interest	1,237	(372)	(2,300)	(6,290)
Benefit for income taxes (Note 16)	(2,446)	(215)	(2,761)	(1,482)

Income (loss) before equity income and minority interest	3,683	(157)	461	(4,808)
Equity in (loss) income from equity investments	(24)	350	164	623
Minority interest	1	—	16	—

Income (loss) from continuing operations	3,660	193	641	(4,185)
Income from discontinued operations	306	1,803	3,323	2,772

Net income (loss)	3,966	1,996	3,964	(1,413)
Common stock dividends	—	(1,188)	—	(2,365)
Retained earnings, beginning of period	101,831	108,218	101,833	112,804

Retained earnings, end of period	$105,797	$109,026	$105,797	$109,026

Net income (loss) per Common share
Basic:
Income (loss) from continuing operations	$.09	$.00	$.02	$(.11)
Income from discontinued operations	$.01	$.05	$.08	$.07

Net income (loss)	$.10	$.05	$.10	$(.04)
Diluted:
Income (loss) from continuing operations	$.09	$.00	$.02	$(.11)
Income from discontinued operations	$.01	$.05	$.08	$.07

Net income (loss)	$.10	$.05	$.10	$(.04)
Weighted average shares outstanding
Basic	39,875,505	39,484,674	39,865,173	39,346,305
Diluted	40,076,904	40,093,882	40,092,911	39,346,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,484	$5,446
Receivables (net of allowance of $2,120 and $2,172)	56,567	51,224
Revenue recognized in excess of billings on uncompleted contracts	4,692	5,443
Inventories	69,326	67,655
Deferred income taxes – current	10,916	8,448
Other current assets	7,264	6,044
Assets held for sale	—	21,340

Total current assets	153,249	165,600
Property, plant and equipment, net	108,977	108,745
Equity investments	7,131	7,219
Intangibles	9,260	10,049
Goodwill	34,478	33,874
Deferred income taxes – long-term	18,817	18,684
Other assets	3,663	3,697

Total assets	$335,575	$347,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$67,112	$—
Accounts payable and accrued liabilities	37,368	36,502
Billings in excess of revenue recognized on uncompleted contracts	1,915	3,933
Payroll and benefits payable	9,467	11,396
Accrued income taxes	12,049	10,783
Liabilities held for sale	—	6,683

Total current liabilities	127,911	69,297
Long-term debt	2,925	83,925
Deferred income taxes – long-term	1,650	1,389
Accrued pension and other liabilities	45,148	42,697

Total liabilities	177,634	197,308

Commitments and contingencies
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,517,566 and 42,459,733 shares issued	425	425
Additional paid-in capital	71,055	69,906
Retained earnings	105,797	101,833
Accumulated other comprehensive income	9,453	6,442
Deferred compensation	(1,552)	(917)

	185,178	177,689
Treasury stock, at cost, 2,819,690 and 2,787,258 shares	(27,237)	(27,129)

Total shareholders’ equity	157,941	150,560

Total liabilities and shareholders’ equity	$335,575	$347,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities
Net income (loss)	$3,964	$(1,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on insurance settlement	(4,899)	—
Gain from divestitures	(6,719)	—
Depreciation and amortization	9,594	11,506
Equity income from equity investments	(180)	(623)
Employee benefit plan provisions	2,220	2,191
Distributions received from Calgon Mitsubishi Chemical Corporation	—	254
Non-cash impairment and restructuring charges	—	2,373
Changes in assets and liabilities - net of effects from purchase of business, non-cash impairment and restructuring:
Increase in receivables	(1,993)	(11,638)
Increase in inventories	(1,232)	(1,885)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(2,434)	3,353
Increase (decrease) in accounts payable and accrued liabilities	(4,699)	(168)
Increase (decrease) in long-term deferred income taxes	1,556	(4,848)
Other items – net	(292)	1,993

Net cash (used in) provided by operating activities	(5,114)	1,095

Cash flows from investing activities
Purchase of business - net of cash	—	(856)
Proceeds from divestitures	21,213	—
Property, plant and equipment expenditures	(7,302)	(5,476)
Proceeds from insurance settlement for plant and equipment	4,595	—
Proceeds from disposals of property, plant and equipment	416	706

Net cash provided by (used in) investing activities	18,922	(5,626)

Cash flows from financing activities
Proceeds from borrowings	61,039	55,700
Repayments of borrowings	(74,927)	(53,800)
Treasury stock purchases	(108)	—
Common stock issued through exercise of stock options	466	2,688
Common stock dividends	—	(2,365)

Net cash (used in) provided by financing activities	(13,530)	2,223

Effect of exchange rate changes on cash	(1,240)	1,129

Decrease in cash and cash equivalents	(962)	(1,179)
Cash and cash equivalents, beginning of period	5,446	8,780

Cash and cash equivalents, end of period	$4,484	$7,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Acquisition

In December 2004, the Company increased its equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million, which was paid in the three months ended March 31, 2005.

In May 2005, the Company formed a joint venture company with C. Gigantic Carbon to provide carbon reactivation services to the Thailand market.  The joint venture company was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company after an initial investment of $0.2 million and exchange of technology.  It is accounted for in the Company’s financial statements under the equity method.

2.	Gain on Insurance Settlement

In August 2005, the Company’s plant located in Pearlington, Mississippi was damaged by Hurricane Katrina.  In accordance with FIN 30, Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets, the Company has written off the net book value of the destroyed inventory and property totaling $1.8 million. The replacement value of the inventory and property exceeded its net book value by approximately $4.9 million, which was recorded as a gain on insurance settlement. As of June 30, 2006, the Company has collected $8.8 million of insurance proceeds.  The Company is still in process of settling its business interruption insurance claim with its insurance company.

3.	Discontinued Operations and Assets and Liabilities Held for Sale

The Company’s financial statements for all periods presented were significantly impacted by activities relating to the divestiture of two of the Company’s businesses.

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

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business).  The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production.  The products are sold to retail and industrial markets.  The aggregate sales price, based on an exchange rate of 1.19 dollars per Euro, consisted of $20.4 million of cash which includes a final working capital adjustment of $1.3 million.  The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies.  Management believes the ultimate cost of such guarantees is not material.  An additional $5.0 million could be paid contingent upon the business meeting certain earnings targets over the next three years.  As of June 30, 2006, the Company has recorded a pre-tax gain of $4.9 million or $3.4 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. (MEGTEC), a subsidiary of Sequa Corporation.  The Solvent Recovery unit provides turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis.  The purchase price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable.  The transaction was also subject to a working capital adjustment which is currently estimated at $0.3 million, which management expects to finalize in the third quarter of 2006.  As of June 30, 2006, the Company recorded a pre-tax gain of $0.4 million or $0.3 million, net of tax, on the sale of the Solvent Recovery business.

The following table details selected financial information for the businesses included within the discontinued operations in the Condensed Consolidated Statements of Income and Retained Earnings:

	Charcoal/Liquid				Solvent Recovery

	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$—	$14,222	$1,375	$20,599	$451	$4,441	$2,810	$8,415

Income (loss) from operations	—	1,869	(402)	2,801	(161)	889	(141)	1,438
Other income (expense)-net	173	12	4,889	26	430	(13)	430	(27)

Income (loss) before income taxes	173	1,881	4,487	2,827	269	876	289	1,411
Income tax expense (benefit)	42	651	1,352	978	94	303	101	488

Income from discontinued operations	$131	$1,230	$3,135	$1,849	$175	$573	$188	$923

The major classes of assets and liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	Charcoal/Liquid		Solvent Recovery

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005

Assets:
Receivables	$—	$1,059	$—	$4,018
Inventories	—	6,924	—	113
Property, plant and equipment, net	—	7,310	—	42
Goodwill	—	—	—	1,000
Other assets	—	181	—	693

Total assets held for sale	$—	$15,474	$—	$5,866

Liabilities
Accounts payable and accrued liabilities	—	2,604	—	3,157
Other liabilities	—	922	—	—

Total liabilities held for sale	$—	$3,526	$—	$3,157

4.	Gulf Coast Facility Impairment Charge

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

5.	Inventories:

	June 30, 2006	December 31, 2005

Raw materials	$16,520	$16,501
Finished goods	52,806	51,154

	$69,326	$67,655

6.	Supplemental Cash Flow Information:

	Six Months Ended June 30,

	2006	2005

Cash paid during the period for:
Interest	$(3,094)	$(2,557)

Income taxes paid – net	$(480)	$(240)

7.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the quarter ended June 30, 2006. Common stock dividends declared and paid during the quarter ended June 30, 2005 were $.03 per common share.

8.	Comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$3,966	$1,996	$3,964	$(1,413)
Other comprehensive income (loss), net of taxes	2,336	(1,877)	3,011	(4,831)

Comprehensive income (loss)	$6,302	$119	$6,975	$(6,244)

The only matter contributing to the other comprehensive income during the three and six months ended June 30, 2006 was the foreign currency translation adjustment of $2.3 million and $3.1 million, respectively, and the change in the fair value of the derivative instruments of ($15) thousand and ($0.1) million as described in Note 10.  The only matters contributing to the other comprehensive loss during the three and six months ended June 30, 2005 were the foreign currency translation adjustment of ($2.4) million and ($5.3) million, respectively, and the change in the fair value of the derivative instruments of $0.5 million and $0.5 million, respectively.

9.	Segment Information:

The Company’s management has identified three segments based on product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer John S. Stanik, receives and reviews financial information in this format.

The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air.  This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites.  The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams.  The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies:  carbon adsorption, ultraviolet light, and advanced ion exchange separation.  The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for tarnish prevention and household odors. The following segment information represents the results of the Company’s continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net Sales
Carbon and Service	$67,435	$63,906	$132,620	$123,233
Equipment	9,446	11,168	17,887	21,361
Consumer	3,629	2,584	6,582	6,119

	$80,510	$77,658	$157,089	$150,713

Income (loss) from operations before depreciation, amortization, impairment, and restructuring
Carbon and Service	$9,061	$6,582	$14,109	$10,341
Equipment	(2,013)	(136)	(3,672)	(886)
Consumer	788	(34)	998	295

	7,836	6,412	11,435	9,750
Depreciation and amortization
Carbon and Service	4,451	5,091	8,900	9,965
Equipment	208	254	418	551
Consumer	135	76	274	439

	4,794	5,421	9,592	10,955

Income (loss) from operations before impairment and restructuring	$3,042	$991	$1,843	$(1,205)

Reconciling items:
Gulf Coast Facility impairment charge	—	—	—	(2,158)
Restructuring charge	(1)	(106)	(7)	(358)
Interest income	234	212	320	393
Interest expense	(1,524)	(1,238)	(3,098)	(2,330)
Other expense – net	(514)	(231)	(1,358)	(632)

Consolidated income (loss) before income taxes, equity in income, and minority interest	$1,237	$(372)	$(2,300)	$(6,290)

	June 30, 2006	December 31, 2005

Total Assets
Carbon and Service	$278,788	$267,408
Equipment	43,672	44,607
Consumer	13,115	14,513

Total assets from continuing operations	$335,575	$326,528
Assets held for sale	—	21,340

Consolidated total assets	$335,575	$347,868

10.	Derivative Instruments

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

The Company had nineteen foreign currency forward exchange contracts outstanding at June 30, 2006 and none of these contracts qualified for hedge accounting treatment.  The Company held forty foreign currency forward exchange contracts and one foreign currency swap at June 30, 2005, of which twelve qualified and were treated as foreign exchange cash flow hedges regarding payment for inventory purchases.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was ($0.3) million and ($0.5) million, respectively, for the three and six month periods ended June 30, 2005 and was recorded in other comprehensive (income) loss (see Note 8).  It was released into operations over 12 months based on the timing of the sales of the underlying inventory.  The release to operations was reflected in cost of products sold.  During the periods ended June 30, 2006 and 2005, the Company recorded an immaterial gain in other income for the nineteen and remaining twenty-eight foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd.  Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge.  Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap of ($15) thousand and ($0.1) million, respectively, for the three and six month periods ended June 30, 2006 and $0.1 million and ($23) thousand, respectively, for the three and six month periods ended June 30, 2005 was recorded in other comprehensive income (loss).  The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.7 million and $0.4 million, respectively, as of June 30, 2006 and 2005.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness.  For the periods ended June 30, 2006 and 2005, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

11.	Contingencies

In August 2005, the Company’s Pearl River plant was impacted by Hurricane Katrina.  In June 2006, the Company settled its property damage claim with its insurance carrier for approximately $8.8 million, resulting in a gain of $4.9 million. The Company has filed a preliminary claim for business interruption related to this event and is in the process of finalizing it with its insurance carrier.

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

The Company is a party in three cases involving challenges to the validity of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) and its Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing infection from cryptosporidium found in drinking water.  In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents on the ground that they are invalid and alleging unfair competition by the Company.  On June 30, 2006, the Court granted Wedeco’s motion for summary judgment on validity of the U.S. Patents, denied the Company’s motion for summary judgment on infringement on the ground that there can be no infringement where there is no valid patent and granted the Company’s motion for summary judgment on Wedeco’s claim of unfair competition.  The Company has appealed the Court’s decision against it to the Federal Circuit Court of Appeals and expects a decision will be rendered by the Court in eighteen to twenty-four months.  In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license.  The District Court has stayed this action pending the outcome of the Company’s appeal in the Wedeco case. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan.  A bench trial was conducted and completed in April 2006 and a decision is expected sometime before November 2006.  The Company cannot predict the outcome of the three matters.

Reference is made to footnote 10 to the Company’s financial statements included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 relating to the demand by the PADEP for response costs relating to a site in Allegheny County, Pa.  The Company and the PADEP have agreed to a settlement of the matter, subject to written documentation, requiring the Company to pay $515,000 in two installments to resolve the matter.  This amount has been charged to earnings for the second quarter.

In September 2004, a customer of one of the Company’s distributors demanded payment by the Company of approximately $340,000 as reimbursement for losses allegedly caused by activated carbon produced by the Company and sold by the distributor.  The claimant contends that the activated carbon contained contamination which adversely impacted its production process.  The Company is evaluating the claim, and at this time, cannot predict the outcome of this matter.

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At December 31, 2005, the balance recorded was $5.3 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property.  As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of March 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and retained earnings for the three months ended March 31, 2006.  The Company has not incurred any environmental remediation expense for the six months ended June 30, 2006 and has incurred a total of $0.2 million of environmental remediation expense to date.

It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences over the upcoming months.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination that it will proceed with remediation efforts in 2006.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002.  At June 30, 2006, Calgon Mitsubishi Chemical Corporation had $6.5 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At June 30, 2006, the lender had not requested, and the Company has not provided, such guarantee.

12.	Goodwill & Intangible Assets

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

The following is the categorization of the Company’s intangible assets as of June 30, 2006 and December 31, 2005 respectively:

		June 30, 2006			December 31, 2005

	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(751)	$1,369	$—	$(711)
Customer Relationships	17.0 Years	9,323	(83)	(2,969)	9,323	(206)	(2,316)
Customer Contracts	2.8 Years	664	(18)	(638)	664	(19)	(577)
License Agreement	5.0 Years	500	—	(267)	500	—	(217)
Unpatented Technology	20.0 Years	2,875	—	(1.114)	2,875	—	(1,031)
Product Certification	7.9 Years	665	—	(296)	665	—	(270)

Total	16.0 Years	$15,396	$(101)	$(6,035)	$15,396	$(225)	$(5,122)

For the three and six months ended June 30, 2006, the Company recognized $0.4 million and $0.9 million, respectively, of amortization expense.  For the three and six months ended June 30, 2005, the Company recognized $0.5 million and $1.0 million, respectively, of amortization expense.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ended 12/31/06	$1,763
For the year ended 12/31/07	$1,530
For the year ended 12/31/08	$1,330
For the year ended 12/31/09	$1,057
For the year ended 12/31/10	$914

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2006 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total

Balance as of January 1, 2006	$20,534	$13,280	$60	$33,874
Foreign exchange	280	324	—	604

Balance as of June 30, 2006	$20,814	$13,604	$60	$34,478

13.	Borrowing Arrangements

On January 30, 2006, the Company amended and restated its existing $125.0 million unsecured United States revolving credit facility.  The amended $118.0 million facility consists of a $100.0 million revolving loan and an $18.0 million term loan.  Current commitments from the lenders under the new agreement total $105.0 million with an additional $13.0 million available to the existing or new lenders.  The amended and restated facility is secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries.  Borrowings under this facility were being charged a weighted average interest rate of 8.39% at June 30, 2006.

Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million.  The interest rate is based upon Euro-based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.50%, and an unused commitment fee that ranges from 0.25% to 0.50% and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA).  During periods of default the lenders have the option of increasing both the Euro Dollar margin and the unused commitment fee by up to as much as 2.00%.  At June 30, 2006, the default premium was set at 0.5%.  The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays (cash outlays as defined by the agreement include payments for income tax, interest, debt principal, dividends, and capital expenses) and operating assets to debt and minimum net worth.  In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries.  The facility also contains mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

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

As of March 31, 2006 the Company was not in compliance with the Fixed Charge covenant ratio, which is based upon the Company’s trailing twelve months EBITDA as compared to the sum of the Company’s trailing twelve months payments for interest, taxes, dividends, and capital expenditures.  Since that time the Company has continued to have access to the facility while working with its lenders to review options for either restructuring the terms of the current facility or replacing the facility with an alternative credit structure.  In addition, the Company has discussed various financing alternatives with other lenders outside of its existing bank syndicate in the interest of executing a financing structure that is both flexible and sustainable.  Options that have been reviewed and considered either singularly or in some combination are a waiver and amendment of the current revolving credit facility, an asset-based revolving credit facility, fixed asset term loan, second-tier term loan, institutional term loan, private equity investment, and a private or public convertible debt offering.  Evaluation of the various structures is continuing and as such the current revolving credit facility remains in place as of this filing.  As of June 30, 2006, the Company remained out of compliance with the Fixed Charge covenant ratio and also was out of compliance with its Leverage Covenant ratio, which is based upon the Company’s Total Funded Debt as compared to the Company’s trailing twelve months EBITDA.  The Company continues to classify all borrowings under this facility as short term as of June 30, 2006. The Company is restricted from paying dividends since it is in default under the aforementioned facility.

The existing lenders have reserved their rights to call the debt without further notice at any time during the period of violation.  Should the lenders elect to exercise their rights and call the debt, the Company would be unable to satisfy the obligation without securing an alternative financing arrangement or arrangements.

14.	Stock Compensation Plans

The Company has two stock-based compensation plans which are more fully described in Note 12 of the Company’s 2005 Annual Report on Form 10-K.  Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations.

The Company adopted SFAS No. 123(R), “Share-based Payments,” on January 1, 2006 using the modified prospective application method.  Under this transition method, compensation cost recognized in the quarter and year-to-date ended June 30, 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures).  Compensation cost in the future will also include stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).  Results for prior periods have not been restated.  Prior to the adoption of SFAS No. 123(R), no compensation cost was reflected in net income for stock options or stock appreciation rights (SARS) as all options and SARS granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with SFAS No. 123(R), compensation expense for stock options and SARS is now recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model.  The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period.

(Dollars in thousands except per share data)	Three Months Ended June 30 2006	Six Months Ended June 30 2006

Stock-based compensation expense recognized:
Selling, general and administrative expenses	$300	$465

Total	300	465

Tax effect	118	183

Increase in net loss	$182	282

Decrease in basic and diluted earnings per share	$0.00	$0.01

Prior period pro forma presentations

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123 had been applied to stock-based compensation prior to January 1, 2006:

(Dollars in thousands except per share data)	Three Months Ended June 30 2005	Six Months Ended June 30 2005

Net income (loss)
As reported	$1,996	$(1,413)
Stock-based employee compensation expense included in reported net income, net of tax effect	90	90
Stock-based compensation at fair value, net of tax effects	(277)	(404)

Pro forma	$1,809	$(1,727)

Weighted average shares outstanding
Basic	39,484,674	39,346,305
Effect of dilutive securities	609,207	—

Diluted	40,093,882	39,346,305

Net income (loss) per common share
Basic and Diluted
As reported	$.05	$(.04)
Pro forma	$.05	$(.04)

The above disclosures of the effect of stock-based compensation expense for the three and six months ended June 30, 2006 and the pro forma effect as if SFAS No. 123 had been applied to the three and six months ended June 30, 2005, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the assumptions listed below:

	Six Months Ended June 30

	2006	2005

Average grant date exercise price per share of stock appreciation rights	$6.19	$0.00
Average grant date exercise price per share of unvested awards – options	$7.93	$7.43
Dividend yield	.00-.70%	.70%-1.79%
Expected volatility	34-37%	36%-43%
Risk-free interest rates	3.62%-5.20%	3.22%-4.05%
Expected lives of options	5 -6 years	5 years
Average grant date fair value per share of stock appreciation rights	$2.71	$0.00
Average grant date fair value per share of unvested option awards	$3.23	$2.77

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

The Expected lives of options are determined from primarily historical stock option exercise data.  The Company applied the simplified method in accordance with Staff Accounting Bulletin No. 107 for all plain-vanilla options.

Stock Appreciation Rights

Stock appreciation rights (SARS) granted to employees are valued at the grant date fair value which is the market price of common stock on the date of grant. The grants vest over a service period of three years and are payable in cash.

The following table shows a summary of the status and activity of stock appreciation rights for the six months ended June 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	—	$—
Granted	37,000	6.19
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2006	37,000	$6.19	3.00	$—

Exercisable at June 30, 2006	—	$—	—	$—

The weighted-average grant-date fair value of employee stock appreciation rights granted during the six months ended June 30, 2006 was $2.71 per share or $0.1 million.

Stock option activity

The following tables show a summary of the status and activity of stock options for the six months ended June 30, 2006:

Employee Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	2,138,900	$6.67
Granted	88,700	7.96
Exercised	(5,250)	5.07
Canceled	(166,200)	6.81

Outstanding at June 30, 2006	2,056,150	$6.72	6.30	$591

Exercisable at June 30, 2006	1,919,150	$6.61	5.82	$591

The weighted-average grant-date fair value of employee stock options granted during the six months ended June 30, 2006 was $3.23 per share or $0.3 million.  The total fair value of options vested during the six months ended June 30, 2006 was $2.70 per share or $0.7 million.

Non-Employee Directors’ Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	450,737	$7.14
Granted	59,520	7.28
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2006	510,257	$7.16	6.38	$90

Exercisable at June 30, 2006	450,737	$7.14	5.93	$90

The weighted-average grant-date fair value of non-employee director stock options granted during the six months ended June 30, 2006 was $3.23 per share or $0.2 million.  The total fair value of options vested during the six months ended June 30, 2006 was $2.06 per share or $11 thousand.

During the six months ended June 30, 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $11 thousand.  The total amount of cash received from the exercise of options was $27 thousand, and the related net tax benefit realized from the exercise of these options was immaterial.

Nonvested Restricted stock activity

Nonvested restricted stock granted to employees with a zero exercise price under the Company’s Employee Stock Option Plan is valued at the grant date fair value, which is the market price of the underlying common stock, and vest over service periods that range from one to three years.

The following table shows a summary of the status and activity of nonvested restricted stock grants for the six months ended June 30, 2006:

	Shares	Weighted- Average Grant-Date Fair-Value (per share)

Nonvested at January 1, 2006	240,800	$7.10
Granted	188,100	5.96
Vested	(49,903)	6.91
Cancelled	(32,724)	6.55

Nonvested at June 30, 2006	346,273	$6.50

Compensation expense related to nonvested restricted stock totaled $0.3 million for the six month period ended June 30, 2006.  The related net tax benefit related to restricted awards was immaterial for the six month period ended June 30, 2006.

As of June 30, 2006, there was $2.0 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately three years.

Total Shareholder Return (TSR) Performance stock awards

Performance stock awards vest, subject to the satisfaction of performance goals, at the end of a three-year performance period.  The number of performance stock awards that are scheduled to vest is a function of Total Shareholder Return (TSR) Performance . Under the terms of the TSR Performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank.  The actual award payout is determined by multiplying the target award by the performance factor percentage provided for the Company’s percentile ranking and can vest at between zero and 200 percent of the target award.  The value of the TSR Performance stock is determined using a Monte Carlo simulation model.  The following significant assumptions were used: dividend rate of 0%, volatility of 45.6%, risk-free interest rate of 4.69%, and a term of three years.  The Monte Carlo value is expensed on a straight-line basis over the three-year performance period.

The following table shows a summary of the TSR performance stock awards granted during the six months ended June 30, 2006 and outstanding as of June 30, 2006:

Performance Period	Fair Value (in thousands)	Unrecognized Compensation Expense (in thousands)	Minimum Shares	Target Shares	Maximum Shares

2006-2008	$798	$798	—	62,800	125,600

15.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30

Pension Benefits (in thousands)	2006	2005	2006	2005

Service cost	$609	$729	$1,256	$1,497
Interest cost	1,201	1,181	2,453	2,353
Expected return on plan assets	(1,066)	(1,021)	(2,129)	(2,065)
Amortization of prior service cost	56	114	137	232
Net amortization	203	165	456	304
Curtailment	—	22	—	237

Net periodic pension cost	$1,003	$1,190	$2,173	$2,558

The expected long-term rate of return on plan assets is 8.25% in 2006.

Employer Contributions

In its 2005 financial statements, the Company disclosed that it expected to contribute $4.4 million to its U.S. pension plans in 2006.  As of June 30, 2006, the Company has contributed $0.6 million.  The Company expects to contribute the remaining $3.8 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30

Pension Benefits (in thousands)	2006	2005	2006	2005

Service cost	$249	$241	$498	$482
Interest cost	389	430	778	860
Expected return on plan assets	(272)	(302)	(544)	(604)
Amortization of prior service cost	12	14	24	28
Net amortization	44	23	88	46

Net periodic pension cost	$422	$406	$844	$812

The expected long-term rate of return on plan assets ranges from 5.00% to 7.10% in 2006.

Employer Contributions

In its 2005 financial statements, the Company disclosed that it expected to contribute $2.0 million to its European pension plans in 2006.  As of June 30, 2006, the Company contributed $0.9 million.  The Company expects to contribute the remaining $1.1 million as well as an additional $0.1 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  As of January 1, 2006, for all U.S. salaried employees that elected to “freeze” their benefits under the Company’s defined benefit plans, the Company makes a fixed contribution of 2% of employee eligible compensation and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation.  In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors.  For all other U.S. salaried employees, the Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee eligible compensation.  Employer matching contributions vest immediately. Total expenses related to this defined contribution plan for the three months ended June 30, 2006 and 2005 were $72 thousand and $41 thousand, respectively, and for the six months ended June 30, 2006 and 2005 were $0.2 million and $0.1 million, respectively.

16.	Taxation

The effective tax rate for the six month period ended June 30, 2006 was (120.1%) compared to 57.7% for the period ended June 30, 2005. The period ended June 30, 2006 tax rate was lower than the Federal Income Tax Rate due to our lower than expected profit and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits combined with a change in estimate of the Company’s full year pre-tax earnings. The six month period ended June 30, 2005 tax rate was higher than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary items that contributed to the change in the effective tax rate between the six month period ended June 30, 2006 and the similar period for 2005 were the Extraterritorial Income Exclusion Benefit, the recognition of state income tax benefits and the change in estimate of the Company’s full year 2006 pre-tax earnings.

During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings. Throughout the year this annualized estimate may change based on actual results and annual earnings estimate revisions. Because the Company’s permanent tax benefits are relatively constant, changes in the annualized estimate may have a significant impact on the effective taxt rate in future periods.

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

17.	New Accounting Pronouncements

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

In December 2004, the FASB issued No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. Management adopted SFAS No. 123R beginning January 1, 2006 as required and the related costs are reflected in the accompanying financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Standard No. 109.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the financial impact of adopting FIN No. 48.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $2.9 million or 3.7% and $6.4 million or 4.2% for the quarter and year-to-date period ended June 30, 2006, respectively, versus the quarter and year-to-date periods ended June 30, 2005.  Net sales for the quarter and year-to-date periods ended June 30, 2006 for the Activated Carbon and Service segment increased $3.5 million or 5.5% and $9.4 million or 7.6%, respectively, versus the similar 2005 period.  The increase was primarily due to stronger sales in all geographical regions including increased sales of activated carbon in Japan to the Company’s joint venture company, Calgon Mitsubishi Chemical Corporation, as well as price increases.  Adding to the quarter results were positive foreign currency translation of $0.1 million, however, for the year-to-date period foreign currency translation had a negative impact of $1.6 million.  Net sales for the Equipment segment decreased $1.7 million or 15.4% and $3.5 million or 16.3% for the quarter and year-to-date periods, respectively, versus the comparable 2005 period.  The decrease was primarily due to non-repeat sales of equipment for perchlorate removal from ground water and odor removal equipment. Foreign currency translation had a negligible impact on the quarter and year-to-date periods ended June 30, 2006 versus the similar 2005 period.  Net sales for the quarter and year-to-date periods ended June 30, 2006 for the Consumer segment increased by $1.0 million or 40.4% and $0.5 million or 7.6% versus the similar period of 2005.  The increase was attributable to higher demand for activated carbon cloth and PreZerve products.  While foreign currency translation had a negligible impact on the quarter, it had a negative impact on year-to-date sales of $0.1 million.  The total impact of foreign currency translation on consolidated net sales for the quarter ended June 30, 2006 was favorable $0.1 million, however, it had a negative impact on net sales for the year-to-date period of $1.7 million.

Net sales less cost of products sold, as a percentage of net sales, was 25.5% and 25.3% for the quarter and year-to-date periods ended June 30, 2006, respectively, compared to 27.8% and 27.7% for the similar 2005 periods, a 2.3 and 2.4 percentage point decrease.  The decline in the periods was primarily due to higher raw material, energy, and transportation costs, as well as inefficiencies at the Company’s production facilities brought about by dealing with the after effects of Hurricane Katrina.  These costs were partially offset by price increases of carbon products and services. The Company’s cost of products sold excludes depreciation, therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.6 million and $1.4 million during the quarter and year-to-date periods ended June 30, 2006 versus the periods ended June 30, 2005 was primarily due to decreased intangible amortization and decreased depreciation due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter and year-to-date periods ended June 30, 2006 increased versus the comparable 2005 periods by $2.6 million and $1.1 million, respectively.  The increase for the quarter ended June 30, 2006 period versus the similar 2005 period was primarily due to an increase in litigation expense of $2.0 million.  The increase for the year-to-date period is also attributable to an increase in legal expenditures of approximately $2.7 million.  However, partially offsetting this increase was a decrease due to the change in the estimate of the Company’s environmental liabilities assumed in the Waterlink acquisition of approximately $1.3 million.

Research and development expenses for the quarter and year-to-date periods ended June 30, 2006 were comparable to the similar 2005 period.

The gain from insurance settlement is due to Hurricane Katrina as discussed in Note 2.

The impairment charge of $2.2 million for the year-to-date period ended June 30, 2005 was as a result of the Company’s decision on March 22, 2005 to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such facility for the foreseeable future.

Restructuring charges for the quarter and year-to-date periods ended June 30, 2006 decreased $0.1 million and $0.4 million versus the comparable 2005 periods.  The restructuring charges for the quarter ended June 30, 2005 were attributable to the Company’s closure of two small manufacturing facilities.  The 2005 year-to-date period also includes pension curtailment charges as a result of employee separations from the Company’s 2005 re-engineering plan.

Other expense increased $0.3 million and $0.7 million for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to June 30, 2005.  The quarter increased due to a gain on sale of asset of $0.2 million, which occurred in the quarter ended June 30, 2005.  The year-to-date increase also includes the write-off of approximately $0.4 million of deferred financing fees associated with the Company’s previous credit facility.

Interest expense, net of interest income, increased $0.3 million and $0.8 million for the quarter and year-to-date periods ended June 30, 2006 versus the similar 2005 periods.  The increase is the result of higher interest rates paid on the Company’s borrowings both as a result of the increase in LIBOR rates from last year’s second quarter and year-to-date periods to this year’s similar periods, and the Company paying higher interest spreads on its borrowings as a result of a lower trailing twelve months EBITDA as of the end of the second quarter and year-to-date periods of 2006 versus the same periods for 2005.

The effective tax rate for the six month period ended June 30, 2006 was (120.1%) compared to 57.7% for the period ended June 30, 2005.  The period ended June 30, 2006 tax rate was lower than the Federal Income Tax Rate due to our lower than expected profit and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits combined with a change in estimate of the Company’s full year pre-tax earnings.  The six month period ended June 30, 2005 tax rate was higher than the Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary items that contributed to the change in the effective tax rate between the six month period ended June 30, 2006 and the similar period for 2005 were the Extraterritorial Income Exclusion Benefit, the recognition of state income tax benefits and the change in estimate of the Company’s full year 2006 pre-tax earnings.

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

Equity in income from equity investments decreased $0.4 million and $0.5 million for the quarter and year-to-date periods ended June 30, 2006 versus the similar 2005 periods. The decrease was due to reduced margins as a result of increased inventory costs related to the former carbon production facility in Japan that was shutdown in December 2005.

Discontinued Operations:

Income from discontinued operations decreased $1.5 million for the quarter ended June 30, 2006, but increased $0.6 million for the year-to-date period ended June 30, 2006.  The decrease for the quarter is a result of the divestiture of the Company’s Charcoal/Liquid and Solvent Recovery businesses in the first and second quarter of 2006, respectively.  The Company recognized a gain of $0.3 million in the second quarter related to the divestiture of its Solvent Recovery business.  The year-to-date increase is primarily due to the $3.4 million gain recognized on the sale of the Company’s Charcoal/Liquid business, partially offset by lower income for the first six months of 2006 due to the divestiture of the Charcoal/Liquid and Solvent Recovery businesses in the first and second quarter of 2006, respectively.

Financial Condition

Working Capital and Liquidity

The cash flows discussed for the quarter and year-to-date periods ended June 30, 2006 and 2005 include discontinued operations.  Cash flows used in operations were ($5.1) million for the period ended June 30, 2006 compared to cash flows provided from operations of $1.1 million for the comparable 2005 period.

The $6.2 million decrease was due to the inclusion of the cash generated from the divested businesses in 2005 for the full six months, where in 2006 the cash flows from the divested businesses were only included pre-divestiture.  Also contributing to the decrease was the gain from insurance settlement of $4.9 million related to Hurricane Katrina. Operating working capital (exclusive of debt) was comparable for the year-to-date 2006 and 2005 periods.  The divestitures are expected to decrease cash flows from operations by approximately $3.0 million on an annual, on-going basis.

Common stock dividends were not paid during the quarter ended June 30, 2006 as compared to dividends that were paid during the quarter ended June 30, 2005 which represented $.03 per common share.

Total debt at June 30, 2006 was $70.0 million, a decrease of $13.9 million from December 31, 2005.  The decrease was as a result of the repayment of the Company’s $18.0 million term loan and the additional borrowings of $4.1 million that were used in financing normal working capital and capital expenditure activities.

On January 30, 2006, the Company amended and restated its existing $125.0 million unsecured United States revolving credit facility.  The amended $118.0 million facility consists of a $100.0 million revolving loan and an $18.0 million term loan.  Current commitments from the lenders under the new agreement total $105.0 million with an additional $13.0 million available to the existing or new lenders.  The amended and restated facility is secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries.  Borrowings under this facility were being charged a weighted average interest rate of 8.39% at June 30, 2006.

Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million.  The interest rate is based upon Euro-based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.50%, and an unused commitment fee that ranges from 0.25% to 0.50% and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA).  During periods of default the lenders have the option of increasing both the Euro Dollar margin and the unused commitment fee by up to as much as 2.00%.  At June 30, 2006, the default premium was set at 0.5%.  The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays (cash outlays as defined by the agreement include payments for income tax, interest, debt principal, dividends, and capital expenses) and operating assets to debt and minimum net worth.  In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries.  The facility also contains mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

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

As of March 31, 2006 the Company was not in compliance with the Fixed Charge covenant ratio, which is based upon the Company’s trailing twelve months EBITDA as compared to the sum of the Company’s trailing twelve months payments for interest, taxes, dividends, and capital expenditures.  Since that time the Company has continued to have access to the facility while working with its lenders to review options for either restructuring the terms of the current facility or replacing the facility with an alternative credit structure.  In addition, the Company has discussed various financing alternatives with other lenders outside of its bank syndicate in the interest of executing a financing structure that is both flexible and sustainable.  Options that have been reviewed and considered either singularly or in some combination are a waiver and amendment of the current revolving credit facility, an asset-based revolving credit facility, fixed asset term loan, second-tier term loan, institutional term loan, private equity investment, and a private or public convertible debt offering.  Evaluation of the various structures is continuing and as such the current revolving credit facility remains in place as of this filing.  As of June 30, 2006, the Company remained out of compliance with the Fixed Charge covenant ratio and also was out of compliance with its Leverage Covenant ratio, which is based upon the Company’s Total Funded Debt as compared to the Company’s trailing twelve months EBITDA.  The Company continues to classify all borrowings under this facility as short term as of June 30, 2006. The Company is restricted from paying dividends since it is in default under the aforementioned facility.

The existing lenders have reserved their rights to call the debt without further notice at any time during the period of violation.  Should the lenders elect to exercise their rights and call the debt, the Company would be unable to satisfy the obligation without securing an alternative financing arrangement or arrangements.

The Company expects that current cash from operating activities plus cash balances and available external financing under the above mentioned financing alternatives will be sufficient to meet its operating requirements for the next twelve months and the foreseeable future.

In its 2005 Financial Statements, the Company disclosed that it expected to contribute $6.4 million to its U.S. and European pension plans in 2006. As of June 30, 2006, the Company has contributed $1.5 million. The Company expects to contribute the remaining $4.9 million as well as an additional $0.1 million over the remainder of the year.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2006, with the exception of the debt covenant violation noted above, there have been no changes in the payment terms of long-term debt, lease agreements, and unconditional purchase obligations since December 31, 2005.  The following table represents the significant cash contractual obligations and other commercial commitments.

	Due in

(Thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Debt	$67,112	$—	$—	$2,925	$—	$—	$70,037
Operating leases	5,019	3,781	3,029	2,694	2,539	12,245	29,307
Unconditional purchase obligations*	26,755	21,626	16,887	8,041	7,753	5,711	86,773

Total contractual cash Obligations	$98,886	$25,407	$19,916	$13,660	$10,292	$17,956	$186,117

*Primarily for the purchase of raw materials, transportation, and information systems services.

Note: Interest is not included in the above schedule. As of June 30, 2006 the Company’s interest rate was 8.39% and the Company projects interest payments of $5.6 million for the year ending December 31, 2006.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $7.3 million for the six months ended June 30, 2006 compared to expenditures of $5.5 million for the same period in 2005.  The expenditures for the period ended June 30, 2006 consisted primarily of improvements to the Company’s manufacturing facilities of $3.9 million, $2.3 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and additional customer capital of $0.9 million.  The comparable 2005 expenditures consisted primarily of $4.8 million for improvements to manufacturing facilities and $0.3 million for customer capital.  Capital expenditures for 2006 are projected to be approximately $16.0 million.

The June 30, 2005 purchase of business cash out flow of $0.9 million, as shown on the statement of cash flows, represents the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives.  On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future.  Accordingly, the Company recorded an impairment charge of $2.2 million for the period ended June 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services.  SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period.  Management adopted SFAS No. 123R beginning January 1, 2006 as required and the related costs are reflected in the accompanying financial statements.

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

In June 2006, the FASB issued FASB Interpretation no. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Standard No. 109.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the financial impact of adopting FIN No. 48.

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

Inventories

The Company’s inventories are carried at the lower of cost or market and adjusted to net realizable value.  The inventory obsolescence adjustment is recorded quarterly based upon a review of specific products that have remained unsold for a prescribed period of time.

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

Income Taxes

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  Significant judgment is required in determining the Company’s annual tax rate and in evaluating tax positions.  The Company establishes reserves when, despite management’s belief that the Company’s tax return positions are fully supportable, it believes that certain positions are probable to be challenged upon review by tax authorities.  Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations or changes in facts and circumstances.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies.  The resolution of tax matters will not have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statements of income and comprehensive income for a particular future period and on the Company’s effective tax rate.

The Company is subject to varying statutory tax rates in the countries where it conducts business.  Fluctuations in the mix of the Company’s income between countries result in changes to the Company’s overall effective tax rate.

Litigation

The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  After review, it was determined at June 30, 2006, that for each of the various unresolved legal claims in which the Company is involved, the conditions mentioned above were not met.  As such, no accrual was recorded.  The Company will continue to evaluate all legal matters as additional information becomes available.

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets, and for long-lived assets to be disposed of.  For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  The Company performs an impairment assessment whenever events or changes indicate a long-lived asset’s carrying value might not be recoverable. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated.  The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort.  Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.  The future cash flow estimates used by the Company exclude interest charges.

Item 4:	Controls and Procedures

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors

During the second quarter of 2006, there were no material changes to the risk factors that were disclosed in Item 1A of Calgon Carbon’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	Defaults upon Senior Security

On January 30, 2006, the Company amended and restated its existing $125.0 million unsecured United States revolving credit facility.  The amended $118.0 million facility consists of a $100.0 million revolving loan and an $18.0 million term loan.  Current commitments from the lenders under the new agreement total $105.0 million with an additional $13.0 million available to the existing or new lenders.  The amended and restated facility is secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries.  Borrowings under this facility were being charged a weighted average interest rate of 8.39% at June 30, 2006.

Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million.  The interest rate is based upon Euro-based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.50%, and an unused commitment fee that ranges from 0.25% to 0.50% and is based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA).  During periods of default the lenders have the option of increasing both the Euro Dollar margin and the unused commitment fee by up to as much as 2.00%.  At June 30, 2006, the default premium was set at 0.5%.  The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays (cash outlays as defined by the agreement include payments for income tax, interest, debt principal, dividends, and capital expenses) and operating assets to debt and minimum net worth.  In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries.  The facility also contains mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

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

As of March 31, 2006, the Company was not in compliance with the Fixed Charge covenant ratio, which is based upon the Company’s trailing twelve months EBITDA as compared to the sum of the Company’s trailing twelve months payments for interest, taxes, dividends, and capital expenditures.  Since that time the Company has continued to have access to the facility while working with its lenders to review options for either restructuring the terms of the current facility or replacing the facility with an alternative credit structure.  In addition, the Company has discussed various financing alternatives with other lenders outside of its bank syndicate in the interest of executing a financing structure that is both flexible and sustainable.  Options that have been reviewed and considered either singularly or in some combination are a waiver and amendment of the current revolving credit facility, an asset-based revolving credit facility, fixed asset term loan, second-tier term loan, institutional term loan, private equity investment, and a private or public convertible debt offering.  Evaluation of the various structures is continuing and as such the current revolving credit facility remains in place as of this filing.  As of June 30, 2006, the Company remained out of compliance with the Fixed Charge covenant ratio and also was out of compliance with its Leverage Covenant ratio, which is based upon the Company’s Total Funded Debt as compared to the Company’s trailing twelve months EBITDA.  The Company continues to classify all borrowings under this facility as short term as of June 30, 2006. The Company is restricted from paying dividends since it is in default under the aforementioned facility.

The existing lenders have the reserved their rights to call the debt without further notice at any time during the period of violation.  Should the lenders elect to exercise their rights and call the debt, the Company would be unable to satisfy the obligation without securing an alternative financing arrangement or arrangements.

Item 4.	Submission of Matters to a Vote of Security Holders

Information called for by this item with respect to the annual meeting of Calgon Carbon Corporation shareholders held on April 19, 2006, is contained in Part II – Item 4 of Calgon Carbon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

CALGON CARBON CORPORATION

(REGISTRANT)

Date: August 9, 2006	/s/Leroy M. Ball

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