Form 10-Q/A
period 2006-03-31
CALGON CARBON CORPORATION
filed 2006-11-28
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q/A
 (Amendment No. 1)

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-10776

CALGON CARBON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0530110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

CALGON CARBON CORPORATION
FORM 10-Q/A
QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for Calgon Carbon Corporation, (the “Company”) for the three month period ended March 31, 2006 is being filed to amend and restate the item described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on May 10, 2006.  On October 30, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31, 2006 that have been included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006 contained errors and should no longer be relied upon.

The Company identified an error which resulted in an understatement of the Company’s income taxes related to discontinued operations as well as an overstatement of the Company’s income taxes that related to continuing operations for the three months ended March 31, 2006.  The error was made in the calculation of the Company’s tax provision for the quarter ended March 31, 2006.

As a result, the accompanying Condensed Consolidated Financial Statements for the three month period ended March 31, 2006 have been restated from the amounts previously reported.  The effect of the restatement for the three month period ended March 31, 2006 is to increase the benefit for income taxes and decrease loss from continuing operations by $29 thousand, respectively; reduce income from discontinued operations – net of tax by $1.4 million, and increase net loss by $1.4 million.  Income from discontinued operations per common share decreased by $0.04 and basic and diluted net loss per common share decreased by $0.04.

This Amendment No. 1 amends Part I, Item 1, Financial Statements; Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition; and Item 4, Controls and Procedures as follows:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Unaudited Condensed Consolidated Financial Statements for the three month period ended March 31, 2006;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition, to take into account the effects of the restatement; and

•	To amend Part I, Item 4, Controls and Procedures, to discuss the effects of the restatement on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes, as Exhibits 31 and 32, new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 10, 2006, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.  Accordingly, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

Additional detail regarding the restatement is included in Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

CALGON CARBON CORPORATION
FORM 10-Q/A
QUARTER ENDED March 31, 2006

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

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

	(As Restated See Note 16)
Net sales	$76,579	$73,055

Cost of products sold (excluding depreciation)	57,411	52,816
Depreciation and amortization	4,798	5,534
Selling, general and administrative expenses	14,372	15,831
Research and development expenses	1,197	1,070
Gulf Coast Facility impairment charge (Note 3)	—	2,158
Restructuring charge	6	252

	77,784	77,661

Loss from operations	(1,205)	(4,606)
Interest income	86	181
Interest expense	(1,574)	(1,092)
Other expense—net	(844)	(401)

Loss from continuing operations before income taxes, equity in income from equity investments, and minority interest	(3,537)	(5,918)
Income tax benefit	(345)	(1,267)

Loss from continuing operations before equity in income from equity investments and minority interest	(3,192)	(4,651)
Equity in income from equity investments	188	273
Minority interest	15	—

Loss from continuing operations	(2,989)	(4,378)
Income from discontinued operations – net of tax	1,575	969

Net loss	(1,414)	(3,409)
Common stock dividends	—	(1,177)
Retained earnings, beginning of period	101,833	112,804

Retained earnings, end of period	$100,419	$108,218

Basic and diluted loss from continuing operations per common share	$(.08)	$(.11)
Income from discontinued operations per common share	$.04	$.02

Basic and diluted net loss per common share	$(.04)	$(.09)

Weighted average shares outstanding
Basic and diluted	39,854,726	39,200,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	March 31, 2006	December 31, 2005

	(As Restated, See Note 16)
ASSETS
Current assets:
Cash and cash equivalents	$4,383	$5,446
Receivables (net of allowance of $2,336 and $2,172)	55,223	51,224
Revenue recognized in excess of billings on uncompleted contracts	5,515	5,443
Inventories	69,461	67,655
Deferred income taxes – current	10,199	8,448
Other current assets	5,747	6,044
Assets held for sale	4,123	21,340

Total current assets	154,651	165,600
Property, plant and equipment, net	107,964	108,745
Equity investments	7,507	7,219
Intangibles	9,587	10,049
Goodwill	33,881	33,874
Deferred income taxes – long-term	15,241	18,684
Other assets	3,756	3,697

Total assets	$332,587	$347,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$68,574	$—
Accounts payable and accrued liabilities	38,093	36,502
Billings in excess of revenue recognized on uncompleted contracts	3,000	3,933
Payroll and benefits payable	11,153	11,396
Accrued income taxes	11,508	10,783
Liabilities held for sale	3,101	6,683

Total current liabilities	135,429	69,297
Long-term debt	2,925	83,925
Deferred income taxes – long-term	1,105	1,389
Accrued pension and other liabilities	43,040	42,697

Total liabilities	182,499	197,308

Commitments and contingencies
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,499,696 and 42,459,733 shares issued	425	425
Additional paid-in capital	70,061	69,906
Retained earnings	100,419	101,833
Accumulated other comprehensive income	7,300	6,442
Deferred compensation	(757)	(917)

	177,448	177,689
Treasury stock, at cost, 2,819,690 and 2,787,258 shares	(27,360)	(27,129)

Total shareholders’ equity	150,088	150,560

Total liabilities and shareholders’ equity	$332,587	$347,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

	(As Restated, See Note 16)
Cash flows from operating activities
Net loss	$(1,414)	$(3,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of assets, pre-tax	(6,078)	—
Depreciation and amortization	4,800	5,815
Non-cash impairment and restructuring charges	—	2,373
Equity in income from equity investments	(188)	(273)
Distributions received from equity investments	—	254
Employee benefit plan provisions	1,154	1,348
Changes in assets and liabilities - net of effects from purchase of business and non-cash impairment:
Increase in receivables	(1,803)	(399)
Increase in inventories	(2,683)	(3,776)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(1,036)	(1,042)
Decrease in accounts payable, accrued liabilities, and billings in excess of revenue	(503)	(1,059)
Increase (decrease) in long-term deferred income taxes	1,270	(3,225)
Other items – net	2,044	1,008

Net cash used in operating activities	(4,437)	(2,385)

Cash flows from investing activities
Purchase of business - net of cash	—	(530)
Proceeds from the sale of assets	19,120	—
Property, plant and equipment expenditures	(3,093)	(1,740)
Proceeds from disposals of property, plant and equipment	52	396

Net cash provided by (used in) investing activities	16,079	(1,874)

Cash flows from financing activities
Proceeds from borrowings	32,300	23,500
Repayments of borrowings	(44,726)	(20,400)
Common stock dividends	—	(1,177)
Common stock issued through exercise of stock options	335	1,679

Net cash (used in) provided by financing activities	(12,091)	3,602

Effect of exchange rate changes on cash	(614)	(381)

Decrease in cash and cash equivalents	(1,063)	(1,038)
Cash and cash equivalents, beginning of period	5,446	8,780

Cash and cash equivalents, end of period	$4,383	$7,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business).  The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production.  The products are sold to retail and industrial markets.  The aggregate sales price, based on an exchange rate of 1.19 dollars per Euro, consisted of $19.1 million of cash and is subject to a potential working capital adjustment.  The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies.  Management believes the ultimate cost of such guarantees is not material.  An additional $5.0 million could be paid contingent upon the business meeting certain earnings targets over the next three years.  As of March 31, 2006, the Company recorded a pre-tax gain of $4.7 million or $1.7 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

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

The following table details selected financial information for the businesses included within the discontinued operations in the Condensed Consolidated Statements of Operations and Retained Earnings

	Charcoal/Liquid Quarter Ended March 31		Solvent Recovery Quarter Ended March 31

(Dollars in thousands)	2006	2005	2006	2005

Net sales	$1,375	$6,377	$2,360	$3,973

Income (loss) from operations	(402)	932	20	549
Other income-net	4,716	14	—	(14)

Income before income taxes	4,314	946	20	535
Income tax expense	2,752	327	7	185

Income from discontinued operations	$1,562	$619	$13	$350

The major classes of assets and liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	Charcoal/Liquid		Solvent Recovery

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

Assets:
Receivables	$—	$1,059	$2,700	$4,018
Inventories	—	6,924	113	113
Property, plant and equipment, net	—	7,310	40	42
Goodwill	—	—	1,000	1,000
Other assets	—	181	270	693

Total assets held for sale	$—	$15,474	$4,123	$5,866

Liabilities
Accounts payable and accrued liabilities	—	2,604	3,101	3,157
Other liabilities	—	922	—	—

Total liabilities held for sale	$—	$3,526	$3,101	$3,157

3.	Gulf Coast Facility Impairment Charge

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

7.	Comprehensive income (loss):

	Three Months Ended March 31,

	2006	2005

Net loss	$(1,414)	$(3,409)
Other comprehensive income (loss), net of taxes	858	(2,954)

Comprehensive income (loss)	$(556)	$(6,363)

The only matter contributing to the other comprehensive income during the three months ended March 31, 2006 was the foreign currency translation adjustment of $1.0 million and the change in the fair value of the derivative instruments of ($0.1) million as described in Note 9.  The only matters contributing to the other comprehensive loss during the three months ended March 31, 2005 were the foreign currency translation adjustment of ($2.9) million and the change in the fair value of the derivative instruments of ($0.1) million.

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

	Three Months Ended March 31,

	2006	2005

Net Sales
Carbon and Service	$65,185	$59,326
Equipment	8,441	10,194
Consumer	2,953	3,535

	$76,579	$73,055

Income (loss) from continuing operations before depreciation, amortization, impairment, restructuring, and income taxes
Carbon and Service	$5,048	$3,760
Equipment	(1,659)	(751)
Consumer	210	329

	3,599	3,338
Depreciation and amortization
Carbon and Service	4,449	4,874
Equipment	210	297
Consumer	139	363

	4,798	5,534

Loss from continuing operations before impairment, restructuring, and income taxes	$(1,199)	$(2,196)

Reconciling items:
Gulf Coast Facility impairment charge	—	(2,158)
Restructuring charges	(6)	(252)
Interest income	86	181
Interest expense	(1,574)	(1,092)
Other expense – net	(844)	(401)

Consolidated loss from continuing operations before income taxes, equity in income from equity investments, and minority interest	$(3,537)	$(5,918)

	March 31, 2006	December 31, 2005

Total Assets
Carbon and Service	$274,397	$267,408
Equipment	40,926	44,607
Consumer	13,141	14,513

Total assets from continuing operations	$328,464	$326,528
Assets held for sale	4,123	21,340

Consolidated total assets	$332,587	$347,868

9.	Derivative Instruments

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

In August 2005, the Company’s Pearl River plant was impacted by Hurricane Katrina.  The Company has both property and business interruption insurance coverage for this plant.  Management is in the process of filing claims with its insurance carrier to recover damages for both property and business interruption related to this event.  In the first quarter of 2006, the Company had incurred $2.4 million for damages which the Company deems recoverable from insurance of which $1.1 million was recorded as additions to property, plant and equipment.  The aforementioned amounts result in the following totals to date; $1.0 million for costs which are not recoverable from insurance and $9.2 million for damages which the Company believes are recoverable from insurance of which $4.9 million is recorded as recoverable for additions to property, plant and equipment.  During the three months ended March 31, 2006, the Company received an advance of $2.0 million on its claim from its insurance carrier for property damage.  In April 2006, the Company received an additional advance of $1.0 million on its claim from its insurance carrier for property damage bringing the total advances received to date on the claim to $4.5 million.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At December 31, 2005, the balance recorded was $5.3 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property.  As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of March 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and retained earnings for the three months ended March 31, 2006.  The Company has not incurred any environmental remediation expense for the three months ended March 31, 2006 and has incurred a total of $0.2 million of environmental remediation expense to date.

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

The following is the categorization of the Company’s intangible assets as of March 31, 2006 and December 31, 2005 respectively:

		March 31, 2006			December 31, 2005

	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(732)	$1,369	$—	$(711)
Customer Relationships	17.0 Years	9,323	(186)	(2,642)	9,323	(206)	(2,316)
Customer Contracts	2.8 Years	664	(18)	(634)	664	(19)	(577)
License Agreement	5.0 Years	500	—	(242)	500	—	(217)
Other	7.9 Years	665	—	(282)	665	—	(270)
Unpatented Technology	20.0 Years	2,875	—	(1,073)	2,875	—	(1,031)

Total	15.8 Years	$15,396	$(204)	$(5,605)	$15,396	$(225)	$(5,122)

For the three months ended March 31, 2006 and 2005, the Company recognized $0.5 million and $0.5 million, respectively, of amortization expense.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2006	$1,763
2007	$1,530
2008	$1,330
2009	$1,057
2010	$914

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2006 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total

Balance as of January 1, 2006	$20,534	$13,280	$60	$33,874
Foreign exchange	39	(32)	—	7

Balance as of March 31, 2006	$20,573	$13,248	$60	$33,881

12.	Borrowing Arrangements

On January 30, 2006, the Company amended and restated its existing $125.0 million unsecured United States revolving credit facility.  The amended $118.0 million facility consists of a $100.0 million revolving loan and an $18.0 million term loan.  Current commitments from the lenders under the new agreement total $105.0 million with an additional $13.0 million available from the existing or new lenders.  The amended and restated facility is secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries.  Borrowings under this facility were being charged a weighted average interest rate of 7.39% at March 31, 2006.

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

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and re-handling costs as a component of current-period expenses.  The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS No. 151 effective January 1, 2006 as required.  Such adoption had no material impact on the accompanying financial statements.

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

16.	Restatement

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2006, the Company identified an error which resulted in an understatement of the Company’s income taxes related to discontinued operations as well as an overstatement of the Company’s income taxes that related to continuing operations for the three months ended March 31, 2006.  The error was made in the calculation of the Company’s tax provision for the quarter ended March 31, 2006.

As a result, the accompanying Condensed Consolidated Financial Statements for the three month period ended March 31, 2006 have been restated from the amounts previously reported.  The effect of the restatement for the three month period ended March 31, 2006 is to increase the benefit for income taxes and decrease loss from continuing operations by $29 thousand, respectively; reduce income from discontinued operations – net of tax by $1.4 million, and increase net loss by $1.4 million.  Income from discontinued operations per common share decreased by $0.04 and basic and diluted net loss per common share decreased by $0.04.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended March 31, 2006

	As Previously Reported	As Restated

	(Dollars in Thousands, Except Per Share Data)
	(Unaudited)
Statement of Operations:
Benefit for income taxes	$316	$345
Net loss from continuing operations	(3,018)	(2,989)
Income from discontinued operations	3,016	1,575
Net loss	(2)	(1,414)
Net income (loss) per common share
Basic and Diluted:
Loss from continuing operations	(.08)	(.08)
Income from discontinued operations.	.08	.04
Net income (loss)	.00	(.04)

	As of March 31, 2006

	As Previously Reported	As Restated

	(Dollars in Thousands)
	(Unaudited)
Balance Sheet:
Deferred income tax asset – current	$9,877	$10,199
Total current assets	154,329	154,651
Deferred income tax asset – long-term	16,449	15,241
Total assets	333,473	332,587
Accrued income taxes	11,165	11,508
Total current liabilities	135,086	135,429
Total liabilities	182,156	182,499
Retained earnings	101,831	100,419
Accumulated other comprehensive income	7,117	7,300
Total shareholders’ equity	151,317	150,088

	As of March 31, 2006

	As Previously Reported	As Restated

	(Dollars in Thousands)
	(Unaudited)
Statement of Cash Flows:
Net loss	$(2)	$(1,414)
Increase in revenue in excess of billings on uncompleted Contracts and other current assets	(713)	(1,036)
Decrease in accounts payable, accrued liabilities, and billings in excess of revenue	(838)	(503)
Increase in long-term deferred income taxes	1,422	1,270
Other items - net	492	2,044

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements and gives effect to the restatement discussed in Note 16 to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $3.5 million or 4.8% for the quarter ended March 31, 2006 versus the quarter ended March 31, 2005.  Net sales for the quarter ended March 31, 2006 for the Carbon and Service segment increased $5.9 million or 9.9% versus the similar 2005 period.  The increase was primarily due to stronger sales in all geographical regions including increased sales of activated carbon in Japan to the Company’s joint venture company, Calgon Mitsubishi Chemical Corporation as well as price increases.  Partially offsetting this increase was the negative impact of foreign currency translation of $1.6 million.  Net sales for the Equipment segment decreased $1.8 million or 17.2% in the first quarter 2006 versus the comparable 2005 period.  The decrease was primarily due to non-repeat sales of equipment for perchlorate removal from ground water and odor removal equipment. The impact of foreign currency translation for the quarter ended March 31, 2006 was comparable to the similar 2005 period.  Net sales for the quarter ended March 31, 2006 for the Consumer segment decreased by $0.6 million or 16.5% versus the quarter ended March 31, 2005.  The decrease was attributable to lower demand for activated carbon cloth as well as the negative impact of foreign currency translation of $0.1 million.  The total negative impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2006 was $1.8 million.

Net sales less cost of products sold (excluding depreciation), as a percentage of net sales was 25.0% for the quarter ended March 31, 2006 compared to 27.7% for the similar 2005 period, a 2.7 percentage point decrease.  The decline was primarily due to higher raw material, energy, and transportation costs of $3.1 million or 4.0%.  These costs were partially offset by price increases of carbon products and services.

The depreciation and amortization decrease of $0.7 million during the quarter ended March 31, 2006 versus the quarter ended March 31, 2005 was primarily due to decreased depreciation due to an increase in fully depreciated fixed assets.

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

The effective tax rate for the quarter ended March 31, 2006 was 9.8% compared to 21.4% for the quarter ended March 31, 2005.  The quarter ended March 31, 2006 tax rate was lower than the statutory Federal Income Tax Rate due to certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits.  The quarter ended March 31, 2005 tax rate was lower than the statutory Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary item that contributed to the change in the effective tax rate between the three month period ended March 31, 2006 and the similar period for 2005 was the reduction in estimate of the Company’s full year 2006 pre-tax earnings and its impact on the tax effect of the aforementioned permanent items.

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

Discontinued Operations:

Income from discontinued operations increased $0.6 million for the quarter ended March 31, 2006 versus March 31, 2005 primarily due the $1.7 million, net of tax, gain recognized on the sale of the Company’s Charcoal/Liquid business.  Partially offsetting this increase was lower sales and profitability of the solvent recovery business in 2006 as a result of the completion of a significant project during 2005.

Financial Condition

Working Capital and Liquidity

The cash flows discussed for the quarter ended March 31, 2006 and 2005 include discontinued operations.  Cash flows used in operating activities were $4.6 million for the period ended March 31, 2006 compared to cash flows used in operating activities of $2.4 million for the comparable 2005 period.  The $2.2 million increase in cash used represents an increase in operating working capital (exclusive of debt) in 2006 versus the comparable 2005 period.  The divestitures are expected to decrease earnings before income tax, depreciation and amortization (EBITDA) by approximately $3.0 million on an annual, on-going basis.

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

The Company expects that current cash from operating activities plus cash balances and current access to available external financing (see conditions to access discussed above) will be sufficient to meet its operating requirements for the next twelve months and the foreseeable future.

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

*Primarily for the purchase of raw materials, transportation, and information systems services.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services.  SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period.  Management adopted SFAS No. 123R beginning January 1, 2006 as required and the related costs are reflected in the accompanying financial statements as discussed in Note 13.

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

Critical Accounting Policies

Management of the Company has evaluated the accounting policies used in the preparation of the financial statements and related footnotes and believes the policies to be reasonable and appropriate.  The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time.  Despite these inherent limitations, management believes that Management’s Discussion and Analysis (MD&A) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company’s financial condition and results of operations.

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

Income Taxes

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  Significant judgment is required in determining the Company’s annual tax rate and in evaluating tax positions.  The Company establishes reserves when, despite management’s belief that the Company’s tax return positions are fully supportable, it believes that certain positions are probable to be challenged upon review by tax authorities.  Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies.  The resolution of tax matters will not have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statements of operations and comprehensive income for a particular future period and on the Company’s effective tax rate.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by its originally filed Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the principal executive officer and principal financial officer previously concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness Identified:

On October 30, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31,2006 contained errors and should no longer be relied upon.  The errors were as a result of an error made in the calculation of the Company’s interim tax provision for the quarter ended March 31, 2006.  Our interim preparation and review controls surrounding income taxation failed to fully consider the impact of the disposition that occurred in the period.

In connection with this restatement, management re-evaluated the effectiveness of our disclosure controls and procedures.  Solely as a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended March 31, 2006.

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

Remediation Activities related to the previously identified material weakness:

The Company’s management and Audit Committee have dedicated resources to assessing the underlying issues giving rise to the aforementioned accounting errors relating to the recording of invoices for professional services and to ensure that proper steps have been and are being taken to improve our internal controls.  We have re-evaluated the internal controls relative to this area and have implemented additional internal controls so that, as of March 31, 2006, we believe that we have remediated this material weakness. The Company’s remediation plan, which included the implementation of additional controls to ensure proper recording of invoices for professional services in a timely manner, is as follows:

•	Centralized the collection and recordkeeping of invoices for professional services.

•	Established balance sheet reconciliation review meetings with the business process owners.

In addition, the Company will continue to monitor the effectiveness of these remedial actions and make any further changes as management determines to be appropriate.

Changes in Internal Control:

The remediation of the material weakness described above that occurred and the material weakness related to the tax calculation that arose during the period ended March 31, 2006, had a material effect on the Company’s internal controls over financial reporting.

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

We face risks in connection with the material weaknesses described in our Sarbanes-Oxley Section 404 Management Report and any other related remedial measures that we may undertake.  In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we concluded that our internal controls were ineffective as of December 31, 2005 as a result of the failure to record invoices for professional services in a timely manner.  We remediated the identified material weakness by centralizing the collection and record keeping of invoices for professional services and establishing balance sheet reconciliation review meetings with the business process owners.  We also have identified a significant deficiency related to a lack of segregation of duties with respect to our information systems and are in the process of implementing changes to remediate this significant deficiency.  Subsequent to our Annual Report, we concluded that our internal controls were ineffective as a result of an error made in the calculation of the Company’s interim tax provision for the quarters ended March 31 and June 30, 2006, respectively.  We continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis, taking additional remedial action as appropriate.

If we are unable to effectively remediate this material weakness and any other material weaknesses or significant deficiencies in internal control over financial reporting that are identified in the future and to assert that disclosure controls and procedures including internal control over financial reporting are effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.  In addition, we may be required to incur additional costs including but not limited to the potential for hiring additional personnel to improve our existing internal control system.

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)

January 1 – January 31, 2006	—	—	—	—
February 1 – February 28, 2006	32,432	$7.12	—	—

March 1 – March 31, 2006	—	—	—	—
Total for Quarter Ended March 31, 2006	32,432	$7.12	—	—

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued on February 9, 2006.  Future purchases under this plan will be dependent upon employee elections and forfeitures.

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

CALGON CARBON CORPORATION

(REGISTRANT)

Date: November 28, 2006	/s/Leroy M. Ball

Leroy M. Ball
Senior Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description	Method of Filing

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith