Form 10-Q/A
period 2006-06-30
CALGON CARBON CORPORATION
filed 2006-11-28
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No.1)

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-10776

CALGON CARBON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0530110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

CALGON CARBON CORPORATION
FORM 10-Q/A
QUARTER ENDED JUNE 30, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for Calgon Carbon Corporation, (the “Company”) for the quarter ended June 30, 2006 is being filed to amend and restate the item described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on August 9, 2006.  On October 24, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2006 that have been included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006 contained errors and should no longer be relied upon.

The Company identified an error which resulted in an overstatement of the Company’s benefit for income taxes for the three and six months ended June 30, 2006 for both continuing and discontinued operations.  The error was made in the calculation of the Company’s tax provision for the quarters ended March 31 and June 30, 2006, respectively.

As a result, the accompanying Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2006 have been restated from the amounts previously reported.  The effect of the restatement for the three and six month periods ended June 30, 2006 is to decrease the benefit for income taxes and net income from continuing operations by $1.5 million and decrease basic and diluted income per common share from continuing operations by $0.04.  Income from discontinued operations decreased by $9 thousand and $1.5 million for the three and six month periods ended June 30, 2006, respectively.  Basic and diluted income per common share from discontinued operations decreased by $0.03 for the six months ended June 30, 2006.  Net income decreased by $1.5 million and $2.9 million for the three and six month periods ended June 30, 2006, respectively, and basic and diluted net income per common share decreased by $0.04 and $0.07 for the three and six month periods ended June 30, 2006, respectively.

This Amendment No. 1 amends Part I, Item 1, Financial Statements; Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition; and Item 4, Controls and Procedures as follows:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Unaudited Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2006;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition, to take into account the effects of the restatement; and

•	To amend Part I, Item 4, Controls and Procedures, to discuss the effects of the restatement on management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes, as Exhibits 31 and 32, new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 9, 2006, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.  Accordingly, this Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

Additional detail regarding the restatement is included in Note 18 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q.

CALGON CARBON CORPORATION
FORM 10-Q/A
QUARTER ENDED June 30, 2006

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

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(As Restated, See Note 18)		(As Restated, See Note 18)
Net sales	$80,510	$77,658	$157,089	$150,713

Cost of products sold (excluding depreciation)	59,962	56,091	117,373	108,907
Depreciation and amortization	4,794	5,421	9,592	10,955
Selling, general and administrative expenses	16,570	13,986	30,942	29,817
Research and development expenses	1,041	1,169	2,238	2,239
Gain on insurance settlement (Note 2)	(4,899)	—	(4,899)	—
Gulf Coast Facility impairment charge (Note 4)	—	—	—	2,158
Restructuring charge	1	106	7	358

	77,469	76,773	155,253	154,434

Income (loss) from operations	3,041	885	1,836	(3,721)
Interest income	234	212	320	393
Interest expense	(1,524)	(1,238)	(3,098)	(2,330)
Other expense—net	(514)	(231)	(1,358)	(632)

Income (loss) before income taxes, equity income, and minority interest	1,237	(372)	(2,300)	(6,290)
Benefit for income taxes (Note 16)	(925)	(215)	(1,270)	(1,482)

Income (loss) before equity income and minority interest	2,162	(157)	(1,030)	(4,808)
Equity in (loss) income from equity investments	(24)	350	164	623
Minority interest	1	—	16	—

Income (loss) from continuing operations	2,139	193	(850)	(4,185)
Income from discontinued operations	297	1,803	1,872	2,772

Net income (loss)	2,436	1,996	1,022	(1,413)
Common stock dividends	—	(1,188)	—	(2,365)
Retained earnings, beginning of period	100,419	108,218	101,833	112,804

Retained earnings, end of period	$102,855	$109,026	$102,855	$109,026

Net income (loss) per common share
Basic:
Income (loss) from continuing operations	$.05	$.00	$(.02)	$(.11)
Income from discontinued operations	$.01	$.05	$.05	$.07

Net income (loss)	$.06	$.05	$.03	$(.04)
Diluted:
Income (loss) from continuing operations	$.05	$.00	$(.02)	$(.11)
Income from discontinued operations	$.01	$.05	$.05	$.07

Net income (loss)	$.06	$.05	$.03	$(.04)
Weighted average shares outstanding
Basic	39,875,505	39,484,674	39,865,173	39,346,305
Diluted	40,076,904	40,093,882	39,865,173	39,346,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	June 30, 2006	December 31, 2005

	(As Restated, See Note 18)
ASSETS
Current assets:
Cash and cash equivalents	$4,484	$5,446
Receivables (net of allowance of $2,120 and $2,172)	56,567	51,224
Revenue recognized in excess of billings on uncompleted contracts	4,692	5,443
Inventories	69,326	67,655
Deferred income taxes – current	10,262	8,448
Other current assets	7,264	6,044
Assets held for sale	—	21,340

Total current assets	152,595	165,600
Property, plant and equipment, net	108,977	108,745
Equity investments	7,131	7,219
Intangibles	9,260	10,049
Goodwill	34,478	33,874
Deferred income taxes – long-term	17,151	18,684
Other assets	3,662	3,697

Total assets	$333,254	$347,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$67,112	$—
Accounts payable and accrued liabilities	37,368	36,502
Billings in excess of revenue recognized on uncompleted contracts	1,915	3,933
Payroll and benefits payable	9,467	11,396
Accrued income taxes	12,399	10,783
Liabilities held for sale	—	6,683

Total current liabilities	128,261	69,297
Long-term debt	2,925	83,925
Deferred income taxes – long-term	1,189	1,389
Accrued pension and other liabilities	45,148	42,697

Total liabilities	177,523	197,308

Commitments and contingencies
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,517,566 and 42,459,733 shares issued	425	425
Additional paid-in capital	71,055	69,906
Retained earnings	102,855	101,833
Accumulated other comprehensive income	10,185	6,442
Deferred compensation	(1,552)	(917)

	182,968	177,689
Treasury stock, at cost, 2,819,690 and 2,787,258 shares	(27,237)	(27,129)

Total shareholders’ equity	155,731	150,560

Total liabilities and shareholders’ equity	$333,254	$347,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

	(As Restated, See Note 18)
Cash flows from operating activities
Net income (loss)	$1,022	$(1,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on insurance settlement	(4,899)	—
Gain from divestitures	(6,719)	—
Depreciation and amortization	9,594	11,506
Equity income from equity investments	(180)	(623)
Employee benefit plan provisions	2,220	2,191
Distributions received from Calgon Mitsubishi Chemical Corporation	—	254
Non-cash impairment and restructuring charges	—	2,373
Changes in assets and liabilities - net of effects from purchase of business, non-cash impairment and restructuring:
Increase in receivables	(1,993)	(11,638)
Increase in inventories	(1,232)	(1,885)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(1,780)	3,353
Increase (decrease) in accounts payable, accrued liabilities, and billings in excess of revenue	(4,368)	(168)
Increase (decrease) in long-term deferred income taxes	1,496	(4,848)
Other items – net	1,725	1,993

Net cash (used in) provided by operating activities	(5,114)	1,095

Cash flows from investing activities
Purchase of business - net of cash	—	(856)
Proceeds from divestitures	21,213	—
Property, plant and equipment expenditures	(7,302)	(5,476)
Proceeds from insurance settlement for plant and equipment	4,595	—
Proceeds from disposals of property, plant and equipment	416	706

Net cash provided by (used in) investing activities	18,922	(5,626)

Cash flows from financing activities
Proceeds from borrowings	61,039	55,700
Repayments of borrowings	(74,927)	(53,800)
Treasury stock purchases	(108)	—
Common stock issued through exercise of stock options	466	2,688
Common stock dividends	—	(2,365)

Net cash (used in) provided by financing activities	(13,530)	2,223

Effect of exchange rate changes on cash	(1,240)	1,129

Decrease in cash and cash equivalents	(962)	(1,179)
Cash and cash equivalents, beginning of period	5,446	8,780

Cash and cash equivalents, end of period	$4,484	$7,601

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

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business).  The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production.  The products are sold to retail and industrial markets.  The aggregate sales price, based on an exchange rate of 1.19 dollars per Euro, consisted of $20.4 million of cash which includes a final working capital adjustment of $1.3 million.  The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies.  Management believes the ultimate cost of such guarantees is not material.  An additional $5.0 million could be paid contingent upon the business meeting certain earnings targets over the next three years.  As of June 30, 2006, the Company has recorded a pre-tax gain of $4.9 million or $1.9 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

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

The following table details selected financial information for the businesses included within the discontinued operations in the Condensed Consolidated Statements of Operations and Retained Earnings:

	Charcoal/Liquid				Solvent Recovery

	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$—	$14,222	$1,375	$20,599	$451	$4,441	$2,810	$8,415

Income (loss) from operations	—	1,869	(402)	2,801	(161)	889	(141)	1,438
Other income (expense)-net	173	12	4,889	26	430	(13)	430	(27)

Income (loss) before income taxes	173	1,881	4,487	2,827	269	876	289	1,411
Income tax expense (benefit)	51	651	2,803	978	94	303	101	488

Income from discontinued operations	$122	$1,230	$1,684	$1,849	$175	$573	$188	$923

The major classes of assets and liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	Charcoal/Liquid		Solvent Recovery

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005

Assets:
Receivables	$—	$1,059	$—	$4,018
Inventories	—	6,924	—	113
Property, plant and equipment, net	—	7,310	—	42
Goodwill	—	—	—	1,000
Other assets	—	181	—	693

Total assets held for sale	$—	$15,474	$—	$5,866

Liabilities
Accounts payable and accrued liabilities	—	2,604	—	3,157
Other liabilities	—	922	—	—

Total liabilities held for sale	$—	$3,526	$—	$3,157

4.	Gulf Coast Facility Impairment Charge

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

The Company’s Board of Directors did not declare or pay a dividend for the quarter or six months ended June 30, 2006. Common stock dividends declared and paid during the quarter ended June 30, 2005 were $.03 per common share.

8.	Comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$2,436	$1,996	$1,022	$(1,413)
Other comprehensive income (loss), net of taxes	2,885	(1,877)	3,743	(4,831)

Comprehensive income (loss)	$5,321	$119	$4,765	$(6,244)

The only matter contributing to the other comprehensive income during the three and six months ended June 30, 2006 was the foreign currency translation adjustment of $2.8 million and $3.6 million, respectively, and the change in the fair value of the derivative instruments of ($15) thousand and ($0.1) million as described in Note 10.  The only matters contributing to the other comprehensive loss during the three and six months ended June 30, 2005 were the foreign currency translation adjustment of ($2.4) million and ($5.3) million, respectively, and the change in the fair value of the derivative instruments of $0.5 million and $0.5 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net Sales
Carbon and Service	$67,435	$63,906	$132,620	$123,233
Equipment	9,446	11,168	17,887	21,361
Consumer	3,629	2,584	6,582	6,119

	$80,510	$77,658	$157,089	$150,713

Income (loss) from operations before depreciation, amortization, impairment, restructuring, and income taxes
Carbon and Service	$9,061	$6,582	$14,109	$10,341
Equipment	(2,013)	(136)	(3,672)	(886)
Consumer	788	(34)	998	295

	7,836	6,412	11,435	9,750
Depreciation and amortization
Carbon and Service	4,451	5,091	8,900	9,965
Equipment	208	254	418	551
Consumer	135	76	274	439

	4,794	5,421	9,592	10,955

Income (loss) from operations before impairment, restructuring, and income taxes	$3,042	$991	$1,843	$(1,205)

Reconciling items:
Gulf Coast Facility impairment charge	—	—	—	(2,158)
Restructuring charge	(1)	(106)	(7)	(358)
Interest income	234	212	320	393
Interest expense	(1,524)	(1,238)	(3,098)	(2,330)
Other expense – net	(514)	(231)	(1,358)	(632)

Consolidated income (loss) before income taxes, equity in income, and minority interest	$1,237	$(372)	$(2,300)	$(6,290)

	June 30, 2006	December 31, 2005

Total Assets
Carbon and Service	$276,884	$267,408
Equipment	43,355	44,607
Consumer	13,015	14,513

Total assets from continuing operations	$333,254	$326,528
Assets held for sale	—	21,340

Consolidated total assets	$333,254	$347,868

10.	Derivative Instruments

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

The Company is a party in three cases involving challenges to the validity of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) and its Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing infection from cryptosporidium found in drinking water.  In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents on the grounds that they are invalid and alleging unfair competition by the Company.  On June 30, 2006, the Court granted Wedeco’s motion for summary judgment on validity of the U.S. Patents, denied the Company’s motion for summary judgment on infringement on the grounds that there can be no infringement where there is no valid patent and granted the Company’s motion for summary judgment on Wedeco’s claim of unfair competition.  The Company has appealed the Court’s decision against it to the Federal Circuit Court of Appeals and expects a decision will be rendered by the Court in eighteen to twenty-four months.  In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license.  The District Court has staged this action pending the outcome of the Company’s appeal in the Wedeco case.  In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan.  A bench trial was conducted and completed in April 2006 and a decision is expected sometime before November 2006.  The Company cannot predict the outcome of the three matters.

The Company has received a demand from the Pennsylvania Department of Environmental Protection (PADEP) that the Company reimburse PADEP for response costs the agency alleges have been taken at a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). The letter also included an unspecified amount for interest and for any future costs that might be incurred by PADEP at the Site. The Company understands that the response costs are approximately $1.3 million. Based on information provided by PADEP, the Site is approximately 8 acres and was used from the 1950s until the 1960s as a disposal site for coke or carbon sweepings and other industrial wastes. The Company has been in discussions with PADEP regarding the Company’s position that it is not the entity that disposed of materials containing the contaminants identified by PADEP at the Site and that any materials that may have been deposited by the Company’s predecessor did not contain actionable levels of hazardous substances identified by PADEP.  The Company and the PADEP have agreed to a settlement of the matter, subject to written documentation, requiring the Company to pay $515,000 in two installments to resolve the matter.  This amount has been charged to earnings for the second quarter ended June 30, 2006.

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

The following is the categorization of the Company’s intangible assets as of June 30, 2006 and December 31, 2005 respectively:

	Weighted Average Amortization Period	June 30, 2006			December 31, 2005

		Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(751)	$1,369	$—	$(711)
Customer Relationships	17.0 Years	9,323	(83)	(2,969)	9,323	(206)	(2,316)
Customer Contracts	2.8 Years	664	(18)	(638)	664	(19)	(577)
License Agreement	5.0 Years	500	—	(267)	500	—	(217)
Unpatented Technology	20.0 Years	2,875	—	(1,114)	2,875	—	(1,031)
Product Certification	7.9 Years	665	—	(296)	665	—	(270)

Total	16.0 Years	$15,396	$(101)	$(6,035)	$15,396	$(225)	$(5,122)

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

Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million.  The interest rate is based upon Euro-based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.50%, and an unused commitment fee that ranges from 0.25% to 0.50% and is based upon the Company's ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA).  During periods of default the lenders have the option of increasing both the Euro Dollar margin and the unused commitment fee by up to as much as 2.00%.  At June 30, 2006, the default premium was set at 0.5%.  The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays (cash outlays as defined by the agreement include payments for income tax, interest, debt principal, dividends, and capital expenses) and operating assets to debt and minimum net worth.  In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries.  The facility also contains mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

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

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

	Three Months Ended June 30	Six Months Ended June 30

(Dollars in thousands except per share data)	2006	2006

Stock-based compensation expense recognized:
Selling, general and administrative expenses	$300	$465

Total	300	465

Tax effect	118	183

Increase in net loss	$182	282

Decrease in basic and diluted earnings per share	$0.00	$0.01

Prior period pro forma presentations

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123 had been applied to stock-based compensation prior to January 1, 2006:

	Three Months Ended June 30	Six Months Ended June 30

(Dollars in thousands except per share data)	2005	2005

Net income (loss)
As reported	$1,996	$(1,413)
Stock-based employee compensation Expense included in reported net income, net of tax effect	90	90
Stock-based compensation at fair value, net of tax effects	(277)	(404)

Pro forma	$1,809	$(1,727)

Weighted average shares outstanding
Basic	39,484,674	39,346,305
Effect of dilutive securities	609,208	—

Diluted	40,093,882	39,346,305

Net income (loss) per common share
Basic and Diluted
As reported	$.05	$(.04)
Pro forma	$.05	$(.04)

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

Stock Appreciation Rights

Stock appreciation rights (SARS) granted to employees are valued at the grant date fair value which is the market price of common stock on the date of grant.  The grants vest over a service period of three years and are payable in cash.  The following table shows a summary of the status and activity of stock appreciation rights for the six months ended June 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	—	$—
Granted	37,000	6.19
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2006	37,000	$6.19	3.00	$—

Exercisable at June 30, 2006	—	$—	—	$—

The weighted-average grant-date fair value of employee stock appreciation rights granted during the six months ended June 30, 2006 was $2.71 per share or $0.1 million.

Stock option activity

The following tables show a summary of the status and activity of stock options for the six months ended June 30, 2006:

Employee Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	2,138,900	$6.67
Granted	88,700	7.96
Exercised	(5,250)	5.07
Canceled	(166,200)	6.81

Outstanding at June 30, 2006	2,056,150	$6.72	6.30	$591

Exercisable at June 30, 2006	1,919,150	$6.61	5.82	$591

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

Total Shareholder Return (TSR) performance stock awards

Performance stock awards vest, subject to the satisfaction of performance goals, at the end of a three-year performance period.  The number of performance stock awards that are scheduled to vest is a function of Total Shareholder Return (TSR) performance. Under the terms of the TSR performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank.  The actual award payout is determined by multiplying the target award by the performance factor percentage provided for the Company’s percentile ranking and can vest at between zero and 200 percent of the target award.  The value of the TSR performance stock is determined using a Monte Carlo simulation model.  The following significant assumptions were used:  dividend rate of 0%, volatility of 45.6%, risk-free interest rate of 4.69%, and a term of three years.  The Monte Carlo value is expensed on a straight-line basis over the three-year performance period.

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

The effective tax rate for the six month period ended June 30, 2006 was a 55.2% benefit compared to a 23.6% benefit for the six month period ended June 30, 2005.  The period ended June 30, 2006 tax rate was higher than the statutory Federal Income Tax Rate due to the Company’s lower than expected profit for the quarter and the estimated full year and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits.  The six month period ended June 30, 2005 tax rate was lower than the statutory Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary item that contributed to the change in the effective tax rate between the six month period ended June 30, 2006 and the similar period for 200 5 was the reduction in estimate of the Company’s full year 2006 pre-tax earnings and its impact on the tax effect of the aforementioned permanent items.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services.  SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period.  Management adopted SFAS No. 123R beginning January 1, 2006 as required and the related costs are reflected in the accompanying financial statements as discussed in Note 14.

In June 2006, the FASB issued FASB Interpretation no. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Standard No. 109”.  FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the financial impact of adopting FIN No. 48.

18.	Restatement

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006, the Company identified an error which resulted in an overstatement of the Company’s benefit for income taxes for the three and six months ended June 30, 2006 for both continuing and discontinued operations.  The error was made in the calculation of the Company’s tax provision for the three and six months ended June 30, 2006.

As a result, the accompanying Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2006 have been restated from the amounts previously reported.  The effect of the restatement for the three and six month periods ended June 30, 2006 is to decrease the benefit for income taxes and net income from continuing operations by $1.5 million and decrease basic and diluted income per common share from continuing operations by $0.04.  Income from discontinued operations decreased by $9 thousand and $1.5 million for the three and six month periods ended June 30, 2006, respectively.  Basic and diluted income per common share from discontinued operations decreased by $0.03 for the six months ended June 30, 2006.  Net income decreased by $1.5 million and $2.9 million for the three and six month periods ended June 30, 2006, respectively, and  basic and diluted net income per common share decreased by $0.04 and $0.07 for the three and six month periods ended June 30, 2006, respectively.

A summary of the significant effects of the restatement is as follows:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006

	As Previously Reported	As Restated	As Previously Reported	As Restated

	(Dollars in Thousands, Except Per Share Data) (Unaudited)
Statement of Operations:
Benefit for income taxes	$2,446	$925	$2,761	$1,270
Net income (loss) from continuing operations	3,660	2,139	641	(850)
Income from discontinued operations	306	297	3,323	1,872
Net income	3,966	2,436	3,964	1,022
Net income per common share
Basic and Diluted:
Income (loss) from continuing operations	.09	.05	.02	(.02)
Income from discontinued operations	.01	.01	.08	.05
Net income	.10	.06	.10	.03

	As of June 30, 2006

	As Previously Reported	As Restated

	(Dollars in Thousands) (Unaudited)
Balance Sheet:
Deferred income tax asset – current	$10,916	$10,262
Total current assets	153,249	152,595
Deferred income tax asset – long-term	18,817	17, 151
Total assets	335,575	333,254
Accrued income taxes	12,049	12,399
Deferred income tax liability	1,650	1,189
Total current liabilities	127,911	128,261
Total liabilities	177,634	177,523
Retained earnings	105,797	102,855
Accumulated other comprehensive income	9,453	10,185
Total shareholders’ equity	157,941	155,731

	As of June 30, 2006

	As Previously Reported	As Restated

	(Dollars in Thousands) (Unaudited)
Statement of Cash Flows:
Net income (loss)	$3,964	$1,022
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(2,434)	(1,780)
Decrease in accounts payable, accrued liabilities, and billings in excess of revenue	(4,699)	(4,368)
Increase in long-term deferred income taxes	1,556	1,496
Other items - net	(292)	1,725

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements and gives effect to the restatement discussed in Note 18 to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $2.9 million or 3.7% and $6.4 million or 4.2% for the quarter and year-to-date period ended June 30, 2006, respectively, versus the quarter and year-to-date periods ended June 30, 2005.  Net sales for the quarter and year-to-date periods ended June 30, 2006 for the Carbon and Service segment increased $3.5 million or 5.5% and $9.4 million or 7.6%, respectively, versus the similar 2005 period.  The increase was primarily due to stronger sales in all geographical regions including increased sales of activated carbon in Japan to the Company’s joint venture company, Calgon Mitsubishi Chemical Corporation, as well as price increases.  Adding to the quarter results were positive foreign currency translation of $0.1 million, however, for the year-to-date period foreign currency translation had a negative impact of $1.6 million.  Net sales for the Equipment segment decreased $1.7 million or 15.4% and $3.5 million or 16.3% for the quarter and year-to-date periods, respectively, versus the comparable 2005 period.  The decrease was primarily due to non-repeat sales of equipment for perchlorate removal from ground water and odor removal equipment. Foreign currency translation had a negligible impact on the quarter and year-to-date periods ended June 30, 2006 versus the similar 2005 period.  Net sales for the quarter and year-to-date periods ended June 30, 2006 for the Consumer segment increased by $1.0 million or 40.4% and $0.5 million or 7.6% versus the similar period of 2005.  The increase was attributable to higher demand for activated carbon cloth and PreZerve products.  While foreign currency translation had a negligible impact on the quarter, it had a negative impact on year-to-date sales of $0.1 million.  The total impact of foreign currency translation on consolidated net sales for the quarter ended June 30, 2006 was favorable $0.1 million, however, it had a negative impact on net sales for the year-to-date period of $1.7 million.

Net sales less cost of products sold (excluding depreciation), as a percentage of net sales, was 25.5% and 25.3% for the quarter and year-to-date periods ended June 30, 2006, respectively, compared to 27.8% and 27.7% for the similar 2005 periods, a 2.3 and 2.4 percentage point decrease.  The decline in the periods was primarily due to higher raw material, energy, and transportation costs, as well as inefficiencies at the Company’s production facilities brought about by dealing with the after effects of Hurricane Katrina.  These costs were partially offset by price increases of carbon products and services.  The Company’s cost of products sold excludes depreciation, therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.6 million and $1.4 million during the quarter and year-to-date periods ended June 30, 2006 versus the periods ended June 30, 2005 was primarily due to decreased depreciation due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter and year-to-date periods ended June 30, 2006 increased versus the comparable 2005 periods by $2.6 million and $1.1 million, respectively.  The increase for the quarter ended June 30, 2006 period versus the similar 2005 period was primarily due to an increase in litigation expense of $2.0 million.  The increase for the year-to-date periods is also attributable to an increase in legal expenditures of approximately $2.7 million.  However, partially offsetting this increase was a decrease due to the change in the estimate of the Company’s environmental liabilities assumed in the Waterlink acquisition of approximately $1.3 million.

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

Other expense increased $0.3 million and $0.7 million for the quarter and year-to-date periods ended June 30, 2006, respectively, as compared to June 30, 2005.  The quarter increased due to a gain on sale of asset of $0.2 million, which occurred in the quarter ended June 30, 2005 for which there was no similar activity in the quarter ended June 30, 2006.  The year-to-date increase also includes the write-off in 2006 of approximately $0.4 million of deferred financing fees associated with the Company’s previous credit facility.

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

The effective tax rate for the six month period ended June 30, 2006 was a 55.2% benefit compared to a 23.6% benefit for the period ended June 30, 2005.  The period ended June 30, 2006 tax rate was higher than the statutory Federal Income Tax Rate due to our lower than expected profit for the quarter and the estimated full year and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits.  The six month period ended June 30, 2005 tax rate was lower than the statutory Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary item that contributed to the change in the effective tax rate between the six month period ended June 30, 2006 and the similar period for 2005 was the reduction in estimate of the Company’s full year 2006 pre-tax earnings and its impact on the tax effect of the aforementioned permanent items.

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

Discontinued Operations:

Income from discontinued operations decreased $1.5 million and $0.9 million, respectively, for the quarter and year-to-date periods ended June 30, 2006.  The decrease for the quarter is a result of the divestiture of the Company’s Solvent Recovery business in the second quarter of 2006.  The Company recognized a gain of $0.3 million in the second quarter related to the aforementioned divestiture.  The year-to-date decrease is primarily due to lower income for the first six months of 2006 due to the divestiture of both the Charcoal/Liquid and Solvent Recovery businesses in the first and second quarter of 2006, respectively.

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

Common stock dividends were not paid during the quarter or six months ended June 30, 2006 as compared to dividends that were paid during the quarter ended June 30, 2005 which represented $.03 per common share.

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

The Company expects that current cash from operating activities plus cash balances and current access to available external financing (see conditions to access discussed above) under the above mentioned financing alternatives will be sufficient to meet its operating requirements for the next twelve months and the foreseeable future.

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

The June 30, 2005 purchase of business cash out flow of $0.9 million, as shown on the statement of cash flows, primarily represents the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services.  SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period.  Management adopted SFAS No. 123R beginning January 1, 2006 as required and the related costs are reflected in the accompanying financial statements as discussed in Note 14.

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

In June 2006, the FASB issued FASB Interpretation no. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Standard No. 109”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the financial impact of adopting FIN 48.

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

On October 30, 2006, management and the Audit Committee of the Company determined that the Unaudited Condensed Consolidated Financial Statements for the fiscal quarters ended March 31, and June 30, 2006 contained errors and should no longer be relied upon.  The errors were as a result of an error made in the calculation of the Company’s interim tax provision for the quarters ended March 31 and June 30, 2006.  Our interim preparation and review controls surrounding income taxation failed to fully consider the impact of the disposition that occured in the period.

In connection with this restatement, management re-evaluated the effectiveness of our disclosure controls and procedures.  Solely as a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended June 30, 2006.

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2006 that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

          PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors

During the second quarter of 2006, there was one material change to the risk factors that were disclosed in Item 1A of Calgon Carbon’s Annual Report on Form 10-K for the year ended December 31, 2005.  The risk is as follows:

We face risks in connection with the material weaknesses described in our Sarbanes-Oxley Section 404 Management Report and any other remedial measures that we may undertake.

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

CALGON CARBON CORPORATION

(REGISTRANT)

Date: November 28, 2006	/s/ Leroy M. Ball

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