Form 10-Q
period 2006-09-30
CALGON CARBON CORPORATION
filed 2006-12-13
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-10776

CALGON CARBON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-0530110

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2006

Common Stock, $.01 par value	39,980,643 shares

CALGON CARBON CORPORATION

Yes	☐	No	☒

FORM 10-Q
QUARTER ENDED September 30, 2006

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

          In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net sales	$79,680	$68,867	$236,769	$219,578

Cost of products sold (excluding depreciation)	58,897	51,287	176,270	160,194
Depreciation and amortization	4,719	5,096	14,311	16,051
Selling, general and administrative expenses	16,547	14,073	47,489	43,892
Research and development expenses	1,146	1,074	3,384	3,313
(Gain) loss on insurance settlement (Note 2)	(3,173)	1,000	(8,072)	1,000
Gulf Coast Facility impairment charge (Note 4)	—	—	—	2,158
Restructuring charge	—	65	7	423

	78,136	72,595	233,389	227,031

Income (loss) from operations	1,544	(3,728)	3,380	(7,453)
Interest income	233	165	553	558
Interest expense	(1,530)	(1,248)	(4,628)	(3,578)
Other expense—net	(660)	(646)	(2,018)	(1,278)

Loss before income taxes, equity income, and minority interest	(413)	(5,457)	(2,713)	(11,751)
Provision (benefit) for income taxes (Note 16)	114	(5,023)	(1,156)	(6,507)

Loss before equity income and minority interest	(527)	(434)	(1,557)	(5,244)
Equity in income from equity investments	39	397	203	1,020
Minority interest	(8)	—	8	—

Loss from continuing operations	(496)	(37)	(1,346)	(4,224)
Income (loss) from discontinued operations	38	(316)	1,910	2,458

Net income (loss)	(458)	(353)	564	(1,766)
Common stock dividends	—	(1,190)	—	(3,555)
Retained earnings, beginning of period	102,855	109,026	101,833	112,804

Retained earnings, end of period	$102,397	$107,483	$102,397	$107,483

Net income (loss) per Common share
Basic:
Loss from continuing operations	$(.01)	$.00	$(.03)	$(.11)
Income (loss) from discontinued operations	$.00	$(.01)	$.05	$.06

Net income (loss)	$(.01)	$(.01)	$.01	$(.04)
Diluted:
Loss from continuing operations	$(.01)	$.00	$(.03)	$(.11)
Income (loss) from discontinued operations	$.00	$(.01)	$.05	$.06

Net income (loss)	$(.01)	$(.01)	$.01	$(.04)
Weighted average shares outstanding
Basic	39,881,805	39,569,277	39,870,778	39,421,446
Diluted	39,881,805	39,569,277	39,870,778	39,421,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,071	$5,446
Receivables (net of allowance of $2,210 and $2,172)	57,828	51,224
Revenue recognized in excess of billings on uncompleted contracts	6,228	5,443
Inventories	71,026	67,655
Deferred income taxes – current	9,827	8,448
Other current assets	6,149	6,044
Assets held for sale	—	21,340

Total current assets	156,129	165,600
Property, plant and equipment, net	107,068	108,745
Equity investments	6,975	7,219
Intangibles	8,848	10,049
Goodwill	34,513	33,874
Deferred income taxes – long-term	18,056	18,684
Other assets	5,580	3,697

Total assets	$337,169	$347,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,468	$36,502
Billings in excess of revenue recognized on uncompleted contracts	1,182	3,933
Payroll and benefits payable	8,798	11,396
Accrued income taxes	12,318	10,783
Liabilities held for sale	—	6,683

Total current liabilities	58,766	69,297
Long-term debt	81,693	83,925
Deferred income taxes – long-term	1,046	1,389
Accrued pension and other liabilities	40,193	42,697

Total liabilities	181,698	197,308

Commitments and contingencies
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,517,566 and 42,459,733 shares issued	425	425
Additional paid-in capital	71,265	69,906
Retained earnings	102,397	101,833
Accumulated other comprehensive income	9,976	6,442
Deferred compensation	(1,355)	(917)

	182,708	177,689
Treasury stock, at cost, 2,819,690 and 2,787,258 shares	(27,237)	(27,129)

Total shareholders’ equity	155,471	150,560

Total liabilities and shareholders’ equity	$337,169	$347,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities
Net income (loss)	$564	$(1,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on insurance settlement	(8,072)	1,000
Gain from divestitures	(6,719)	—
Depreciation and amortization	14,313	16,871
Equity income from equity investments	(211)	(1,020)
Employee benefit plan provisions	2,283	3,327
Distributions received from Calgon Mitsubishi Chemical Corporation	—	254
Non-cash impairment and restructuring charges	788	2,373
Changes in assets and liabilities - net of effects from purchase of business, non-cash impairment and restructuring:
(Increase) decrease in receivables	(81)	5,959
Increase in inventories	(3,024)	(6,225)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(1,772)	3,311
Decrease in accounts payable and accrued liabilities	(4,724)	(11,613)
Increase (decrease) in long-term deferred income taxes	835	(4,412)
Decrease in accrued pensions	(10,588)	(3,711)
Other items – net	1,327	1,032

Net cash (used in) provided by operating activities	(15,081)	5,380

Cash flows from investing activities
Purchase of business - net of cash	—	(856)
Proceeds from divestitures	21,213	—
Property, plant and equipment expenditures	(9,989)	(8,166)
Proceeds from insurance settlement for plant and equipment	4,595	—
Proceeds from disposals of property, plant and equipment	676	1,118

Net cash provided by (used in) investing activities	16,495	(7,904)

Cash flows from financing activities
Proceeds from borrowings	150,338	83,491
Repayments of borrowings	(149,337)	(81,888)
Debt issuance costs	(3,233)	—
Treasury stock purchases	(108)	—
Common stock issued through exercise of stock options	464	2,986
Common stock dividends	—	(3,555)

Net cash (used in) provided by financing activities	(1,876)	1,034

Effect of exchange rate changes on cash	87	889

Decrease in cash and cash equivalents	(375)	(601)
Cash and cash equivalents, beginning of period	5,446	8,780

Cash and cash equivalents, end of period	$5,071	$8,179

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

In August 2005, the Company’s plant located in Pearlington, Mississippi was damaged by Hurricane Katrina and the Company recorded $1.0 million of non-reimbursable expense in the quarter ended September 30, 2005.  In accordance with FIN 30, Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets, the Company has written off the net book value of the destroyed inventory and property totaling $1.8 million. The replacement value of the inventory and property exceeded its net book value by approximately $4.9 million, which was recorded as a gain on insurance settlement. As of September 30, 2006, the Company has also settled its business interruption insurance claim with its insurance company for $3.8 million.  This amount, net of costs related to business interruption of $0.6 million, was recorded as a gain on insurance settlement.

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

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business).  The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production.  The products are sold to retail and industrial markets.  The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash which included a final working capital adjustment of $1.3 million.  The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies.  Management believes the ultimate cost of such guarantees is not material.  An additional $5.0 million could be paid contingent upon the business meeting certain earnings targets over the next three years.  As of September 30, 2006, the Company has recorded a pre-tax gain of $5.0 million or $2.0 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. (MEGTEC), a subsidiary of Sequa Corporation.  The Solvent Recovery unit provides turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis.  The purchase price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable.  The transaction was also subject to a working capital adjustment which is currently estimated at $0.3 million, which management expects to finalize and record in the fourth quarter of 2006.  As of September 30, 2006, the Company recorded a pre-tax gain of $0.4 million or $0.3 million, net of tax, on the sale of the Solvent Recovery business.

The following table details selected financial information for the businesses included within the discontinued operations in the Condensed Consolidated Statements of Operations and Retained Earnings:

	Charcoal/Liquid				Solvent Recovery

	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$—	$5,291	$1,375	$25,890	$(35)	$2,772	$2,775	$11,187

Income (loss) from operations	(25)	(290)	(427)	2,514	(20)	(175)	(161)	1,263
Other income (expense)-net	120	12	5,009	38	—	(30)	430	(57)

Income (loss) before income taxes	95	(278)	4,582	2,552	(20)	(205)	269	1,206
Income tax expense (benefit)	44	(96)	2,847	883	(7)	(71)	94	417

Income (loss) from discontinued operations	$51	$(182)	$1,735	$1,669	$(13)	$(134)	$175	$789

The major classes of assets and liabilities of operations held for sale in the Condensed Consolidated Balance Sheets are as follows:

	Charcoal/Liquid		Solvent Recovery

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005

Assets:
Receivables	$—	$1,059	$—	$4,018
Inventories	—	6,924	—	113
Property, plant and equipment, net	—	7,310	—	42
Goodwill	—	—	—	1,000
Other assets	—	181	—	693

Total assets held for sale	$—	$15,474	$—	$5,866

Liabilities
Accounts payable and accrued liabilities	—	2,604	—	3,157
Other liabilities	—	922	—	—

Total liabilities held for sale	$—	$3,526	$—	$3,157

4.	Gulf Coast Facility Impairment Charge

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

5.	Inventories:

	September 30, 2006	December 31, 2005

Raw materials	$16,026	$16,501
Finished goods	55,000	51,154

	$71,026	$67,655

6.	Supplemental Cash Flow Information:

	Nine Months Ended September 30,

	2006	2005

Cash paid during the period for:
Interest	$(4,159)	$(3,765)

Income taxes paid – net	$(687)	$(357)

7.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the quarter ended September 30, 2006. Common stock dividends declared and paid during the quarter ended September 30, 2005 were $.03 per common share.

8.	Comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income (loss)	$(458)	$(353)	$564	$(1,766)
Other comprehensive income (loss), net of taxes	(209)	825	3,534	(4,006)

Comprehensive income (loss)	$(667)	$472	$4,098	$(5,772)

The only matter contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2006 was the foreign currency translation adjustment of $(0.3) million and $3.6 million, respectively, and the change in the fair value of the derivative instruments of $0.1 million and $(27) thousand, respectively as described in Note 10.  The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2005 were the foreign currency translation adjustment of $1.1 million and ($4.1) million, respectively, and the change in the fair value of the derivative instruments of ($0.3) million and $0.1 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net Sales
Carbon and Service	$67,869	$57,936	$200,489	$181,166
Equipment	8,740	7,972	26,627	29,333
Consumer	3,071	2,959	9,653	9,079

	$79,680	$68,867	$236,769	$219,578

Income (loss) from operations before depreciation, amortization, impairment, restructuring, and income taxes
Carbon and Service	$6,776	$3,032	$20,885	$13,373
Equipment	(848)	(1,318)	(4,520)	(2,204)
Consumer	335	(281)	1,333	10

	6,263	1,433	17,698	11,179
Depreciation and amortization
Carbon and Service	4,409	4,667	13,309	14,632
Equipment	180	243	598	794
Consumer	130	186	404	625

	4,719	5,096	14,311	16,051

Income (loss) from operations before impairment, restructuring, and income taxes	$1,544	$(3,663)	$3,387	$(4,872)

Reconciling items:
Gulf Coast Facility impairment charge	—	—	—	(2,158)
Restructuring charge	—	(65)	(7)	(423)
Interest income	233	165	553	558
Interest expense	(1,530)	(1,248)	(4,628)	(3,578)
Other expense – net	(660)	(646)	(2,018)	(1,278)

Consolidated loss before income taxes, equity in income, and minority interest	$(413)	$(5,457)	$(2,713)	$(11,751)

	September 30, 2006	December 31, 2005

Total Assets
Carbon and Service	$284,432	$267,408
Equipment	40,652	44,607
Consumer	12,085	14,513

Total assets from continuing operations	$337,169	$326,528
Assets held for sale	—	21,340

Consolidated total assets	$337,169	$347,868

10.	Derivative Instruments

The Company accounts for its foreign exchange and natural gas derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

The Company had thirteen derivative instruments outstanding at September 30, 2006 of which one was a foreign currency swap, nine were foreign currency forward exchange contracts, and three were cash flow hedges for forecasted purchases of natural gas.  The Company applied hedge accounting treatment to the foreign currency swap and the three cash flow hedges for forecasted natural gas.  The Company had thirty-one derivative instruments outstanding at September 30, 2005 of which one was a foreign currency swap and thirty were foreign currency forward exchange contracts.  The Company applied hedge accounting treatment to six of the foreign currency forward exchange contracts, which were treated as foreign exchange cash flow hedges regarding payment for inventory purchases, and the foreign currency swap.  The change in the fair market value of the effective hedge portion of the foreign currency forward exchange contracts was ($0.3) million and ($0.1) million, respectively, for the three and nine month periods ended September 30, 2005 and was recorded in other comprehensive (income) loss (see Note 8).  It was released into operations over 12 months based on the timing of the sales of the underlying inventory.  The release to operations was reflected in cost of products sold.  During the periods ended September 30, 2006 and 2005, the Company recorded an immaterial gain in other income for the remaining nine and twenty-four foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd.  Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge.  Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap, net of tax, of $0.4 million and $0.3 million, respectively, for the three and nine month periods ended September 30, 2006 and $0.1 million for the three and nine month periods ended September 30, 2005 was recorded in other comprehensive income (loss).  The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.7 million and $0.3 million, respectively, as of September 30, 2006 and 2005.  The change in fair value and the balance of the effective hedge portion of the cash flow hedges for the forecasted purchase of natural gas recorded in other long-term liabilities was $0.5 million, net of tax, for the three and nine month periods ended September 30, 2006.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness.  For the periods ended September 30, 2006 and 2005, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

11.	Contingencies

In August 2005, the Company’s Pearl River plant was impacted by Hurricane Katrina.  In June 2006, the Company settled its property damage claim with its insurance carrier for approximately $8.8 million, resulting in a pre-tax gain of $4.9 million.  In September 2006, the Company also settled its business interruption claim with its insurance carrier for approximately $3.8 million, resulting in a pre-tax gain of $3.2 million.

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

The Company is a party in three cases involving challenges to the validity of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) and its Canadian Patent No. 2,331,525 (the “Canadian Patent”) for the method of preventing infection from cryptosporidium found in drinking water.  In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents on the grounds that the U.S. Patents are invalid and alleging unfair competition by the Company.  On June 30, 2006, the District Court granted Wedeco’s motion for summary judgment on the issue of validity of the U.S. Patents, denied the Company’s motion for summary judgment on infringement on the ground that there can be no infringement where there is no valid patent and granted the Company’s motion for summary judgment on Wedeco’s claim of unfair competition.  The Company has appealed the Court’s decision against it to the Federal Circuit Court of Appeals and expects a decision will be rendered by the Court in eighteen to twenty-four months.  In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license.  The District Court has stayed this action pending the outcome of the Company’s appeal in the Wedeco case.  In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the Canadian Patent by North Bay and inducement of infringement by Trojan.  A bench trial was completed in April 2006.  On November 14, 2006 the Court dismissed the Company’s claim for a declaration that the defendants infringed the Canadian Patent and the Company’s claims for an injunction, compensation, damages, interest, and costs and declared that the Canadian Patent is invalid.  The Court also found that the defendants are entitled to their costs, to be assessed “on the ordinary scale.”  The Company has insufficient information to estimate the amount of defendants’ costs, but expects the defendants to claim that they are entitled to costs exceeding $0.5 million.  The Company intends to appeal the Court’s decision.  The Company cannot predict the ultimate outcome of the three matters.

The Company has received a demand from the Pennsylvania Department of Environmental Protection (PADEP) that the Company reimburse PADEP for response costs the agency alleges have been taken at a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”).  The letter also included an unspecified amount for interest and for any future costs that might be incurred by PADEP at the Site. The Company understands that the response costs are approximately $1.3 million.  Based on information provided by PADEP, the Site is approximately 8 acres and was used from the 1950s until the 1960s as a disposal site for coke or carbon sweepings and other industrial wastes.  The Company has been in discussions with PADEP regarding the Company’s position that it is not the entity that disposed of materials containing the contaminants identified by PADEP at the Site and that any materials that may have been deposited by the Company’s predecessor did not contain actionable levels of hazardous substances identified by PADEP.  The Company and the PADEP have agreed to a settlement of the matter, subject to written documentation, requiring the Company to pay $515,000 in two installments to resolve the matter.  This amount has been charged to earnings for the second quarter ended June 30, 2006. The terms of the settlement have been published for public comment.  The initial public comment period has expired and PADEP has received comments on the proposed settlement. PADEP is expected to timely respond to these comments. If there are no further appeals filed after PADEP’s responses to the comments are issued, the Company expects to receive notification from PADEP sometime in the first quarter of 2007 that the settlement has been approved and the first installment payment will be made.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At December 31, 2005, the balance recorded was $5.3 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property.  As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of March 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and retained earnings for the three months ended March 31, 2006.  The Company has not incurred any environmental remediation expense for the nine months ended September 30, 2006 and has incurred a total of $0.2 million of environmental remediation expense to date.

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

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002.  At September 30, 2006, Calgon Mitsubishi Chemical Corporation had $8.5 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings.  At September 30, 2006, the lender had not requested, and the Company has not provided, such guarantee.

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

The following is the categorization of the Company’s intangible assets as of September 30, 2006 and December 31, 2005 respectively:

		September 30, 2006			December 31, 2005
	Weighted Average Amortization Period
		Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(771)	$1,369	$—	$(711)
Customer Relationships	17.0 Years	9,323	(59)	(3,305)	9,323	(206)	(2,316)
Customer Contracts	2.8 Years	664	(18)	(641)	664	(19)	(577)
License Agreement	5.0 Years	500	—	(292)	500	—	(217)
Unpatented Technology	20.0 Years	2,875	—	(1,154)	2,875	—	(1,031)
Product Certification	7.9 Years	665	—	(308)	665	—	(270)

Total	16.0 Years	$15,396	$(77)	$(6,471)	$15,396	$(225)	$(5,122)

For the three and nine months ended September 30, 2006, the Company recognized $0.4 million and $1.3 million, respectively, of amortization expense.  For the three and nine months ended September 30, 2005, the Company recognized $0.5 million and $1.5 million, respectively, of amortization expense.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:

2006	$1,763
2007	$1,530
2008	$1,330
2009	$1,057
2010	$914

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2006 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total

Balance as of January 1, 2006	$20,534	$13,280	$60	$33,874
Foreign exchange	334	305	—	639

Balance as of September 30, 2006	$20,868	$13,585	$60	$34,513

13.	Borrowing Arrangements

On August 18, 2006, the Company issued $75.0 million of Convertible Senior Notes (the “Notes”) due in 2036 and entered into a new revolving credit facility (the “Credit Facility”).  The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility.  Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006 (the “Old Credit Agreement”).  The material terms and conditions of the Old Credit Agreement are more fully discussed in Note 13 to the Company’s unaudited condensed consolidated financial statements contained in its Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2006.  As part of the aforementioned repayment, the Company wrote-off $0.3 million of deferred financing fees as well as $0.1 million in fees associated with the repayment.

5.00% Convertible Senior Notes due 2036

The Company initially issued $65.0 million in aggregate principal amount of 5.00% Notes due in 2036 and granted the initial purchaser a 30-day option to purchase up to an additional $10.0 million principal amount of Notes solely to cover over-allotments, if any.  The initial purchaser exercised this option in full.  Accordingly, $75.0 million in aggregate principal amount of Notes were issued and sold to the initial purchaser upon completion of the offering on August 18, 2006.  The Notes accrue interest at the rate of 5.00% per annum and are payable in cash semi-annually in arrears on each February 15 and August 15, commencing February 15, 2007.  The Notes will mature on August 15, 2036.

The Notes can be converted under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after September 30, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day in the measurement period was less than 103% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the Offering Memorandum.  On or after June 15, 2011, holders may convert their Notes at any time on the business day immediately preceding the maturity date.  Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value (as described herein) calculated on a proportionate basis for each day of the 25 trading-day observation period.

The initial conversion rate will be 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances.

The Company may not redeem the Notes before August 20, 2011.  On or after that date, the Company may redeem all or a portion of the Notes at any time.  Any redemption of the Notes will be for cash at 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, to, but excluding, the redemption date.

Holders may require the Company to purchase all or a portion of their Notes on each of August 15, 2011, August 15, 2016, and August 15, 2026.  In addition, if the Company experiences specified types of fundamental changes, holders may require it to purchase the Notes.  Any repurchase of the Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest, including any additional interest, to, but excluding, the purchase date.

The Notes will be the Company’s senior unsecured obligations, and will rank equally in right of payment with all of its other existing and future senior indebtedness.  The Notes will be guaranteed by certain of the Company’s domestic subsidiaries on a senior unsecured basis.  The subsidiary guarantees will be general unsecured senior obligations of the subsidiary guarantors and will rank equally in right of payment with all of the existing and future senior indebtedness of the subsidiary guarantors.  If the Company fails to make payment on the Notes, the subsidiary guarantors must make them instead.  The Notes will be effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries.  The Notes will be effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Company sold the Notes at a discount of $3.3 million that will be amortized over a period of five years.  The discount will be reflected as a deduction from the face amount of the debt.  The Company recorded interest expense of $0.5 million of which $0.1 million related to the amortization of the discount and $0.4 million which related to the Notes.  The Company incurred issuance costs of $1.5 million which have been deferred and will be amortized over a five year period.

The Notes and the Guarantees were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The notes offered hereby, the subsidiary guarantees and the common stock issuable upon conversion of the notes have not been registered. This offering is being conducted in reliance upon an exemption from registration under the Securities Act and applicable state securities laws. We and the subsidiary guarantors have agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register resales of the notes, the subsidiary guarantees and common stock issuable upon conversion of the notes under the Securities Act. The 90-day period expired on November 16, 2006.  The Company did not file a registration statement within the time period and, as a result, is obligated to pay predetermined additional interest to holders of the notes as described in the registration rights agreement.

Credit Facility

The Credit Facility initially is a $50.0 million facility and includes a separate U.K. sub-facility and a separate Belgian sub-facility.  The Administrative Agent will use commercially reasonable efforts to obtain commitments from a syndicate of lenders, permitting the total revolving credit commitment to be increased up to $75.0 million.

The Company is currently discussing the syndication of its revolving credit facility and plans to increase the total commitment of the current facility.  The terms of the Credit Facility are subject to change in the event that the credit facility is syndicated.  Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility.  Availability under the Credit Facility is conditioned upon various customary conditions.

The Credit Facility is secured by a first perfected security interest in substantially all of the Company’s assets, with limitations under certain circumstances in the case of capital stock of foreign subsidiaries.  Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to domestic borrowings under the Credit Facility.  The Company and certain of its domestic subsidiaries also unconditionally guarantee all indebtedness and obligations under the U.K. sub-facility.

As of September 30, 2006, the carrying amount of assets pledged as collateral was $53.4 million.  The carrying amount as of September 30, 2006 for domestic, U.K., and Belgian borrowers were $43.0 million, $5.6 million, and $4.8 million, respectively.  The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million.  As of September 30, 2006, total availability was $28.6 million.  Availability as of September 30, 2006 for domestic, U.K., and Belgian borrowers were $24.3 million, $4.3 million, and zero, respectively.

The Credit Facility interest rate is based upon Euro-based (LIBOR) rates with other interest rate options available.  The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.25% and is based upon the Company’s overall availability under the credit facility.  The unused commitment fee is equal to 0.375% per annum and is based upon the unused portion of the revolving commitment.

The Company incurred debt issuance costs of $0.5 million which have been deferred and will be amortized over a five year period.  Borrowings under the Credit Facility were being charged a weighted average interest rate of 7.08% at September 30, 2006.

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

The Company adopted SFAS No. 123(R), “Share-based Payments,” on January 1, 2006 using the modified prospective application method.  Under this transition method, compensation cost recognized in the quarter and year-to-date ended September 30, 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures).  Compensation cost in the future will also include stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)).  Results for prior periods have not been restated.  Prior to the adoption of SFAS No. 123(R), no compensation cost was reflected in net income for stock options or stock appreciation rights (SARS) as all options and SARS granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with SFAS No. 123(R), compensation expense for stock options and SARS is now recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model.  The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period.

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(Dollars in thousands except per share data)	Three Months Ended September 30 2006	Nine Months Ended September 30 2006

Stock-based compensation expense recognized:
Selling, general and administrative expenses	$409	$874

Total	409	874

Tax effect	161	344

Increase in net loss/decrease in net income, respectively	$248	$530

Decrease in basic and diluted earnings per share	$0.01	$0.01

Prior period pro forma presentations

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123 had been applied to stock-based compensation prior to January 1, 2006:

(Dollars in thousands except per share data)	Three Months Ended September 30 2005	Nine Months Ended September 30 2005

Net Loss
As reported	$(353)	$(1,766)
Stock-based employee compensation Expense included in reported net income, net of tax effect	65	159
Stock-based compensation at fair value, net of tax effects	(159)	(563)

Pro forma	$(447)	$(2,170)

Weighted average shares outstanding
Basic	39,569,277	39,421,446
Effect of dilutive securities	—	—

Diluted	39,569,277	39,421,446

Net loss per common share
Basic and Diluted
As reported	$(.01)	$(.04)
Pro forma	$(.01)	$(.06)

The above disclosures of the effect of stock-based compensation expense for the three and nine months ended September 30, 2006 and the pro forma effect as if SFAS No. 123 had been applied to the three and nine months ended September 30, 2005, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the assumptions listed below:

	Nine Months Ended September 30

	2006	2005

Average grant date exercise price per share of stock appreciation rights	$6.19	$0.00
Average grant date exercise price per share of unvested awards – options	$7.48	$7.43
Dividend yield	.00-.70%	.70%-1.79%
Expected volatility	34-37%	37%-46%
Risk-free interest rates	3.62%-5.20%	3.03%-3.62%
Expected lives of options	3 -6 years	5 years
Average grant date fair value per share of stock appreciation rights	$1.85	$0.00
Average grant date fair value per share of unvested option awards	$3.06	$2.77

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

Stock Appreciation Rights

Stock appreciation rights (SARS) granted to employees are valued at the grant date fair value which is the market price of common stock on the date of grant.  The grants vest over a service period of three years and are payable in cash.  The following table shows a summary of the status and activity of stock appreciation rights for the nine months ended September 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	—	$—
Granted	37,000	6.19
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2006	37,000	$6.19	2.75	$—

Exercisable at September 30, 2006	—	$—	—	$—

The weighted-average grant-date fair value of employee stock appreciation rights granted during the nine months ended September 30, 2006 was $1.33 per share or $0.1 million.

Stock option activity

The following tables show a summary of the status and activity of stock options for the nine months ended September 30, 2006:

Employee Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	2,138,900	$6.67
Granted	120,700	7.07
Exercised	(5,250)	5.07
Canceled	(208,650)	6.73

Outstanding at September 30, 2006	2,045,700	$6.70	6.19	$4

Exercisable at September 30, 2006	1,876,700	$6.62	5.91	$—

The weighted-average grant-date fair value of employee stock options granted during the nine months ended September 30, 2006 was $2.99 per share or $0.4 million.  The total fair value of options vested during the nine months ended September 30, 2006 was $2.70 per share or $0.7 million.

Non-Employee Directors’ Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at beginning of year	450,737	$7.14
Granted	59,520	7.28
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2006	510,257	$7.16	6.13	$—

Exercisable at September 30, 2006	450,737	$7.14	5.67	$—

The weighted-average grant-date fair value of non-employee director stock options granted during the nine months ended September 30, 2006 was $3.15 per share or $0.2 million.  The total fair value of options vested during the nine months ended September 30, 2006 was $2.06 per share or $11 thousand.

During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $11 thousand.  The total amount of cash received from the exercise of options was $27 thousand, and the related net tax benefit realized from the exercise of these options was immaterial.

Nonvested Restricted stock activity

Nonvested restricted stock granted to employees with a zero exercise price under the Company’s Employee Stock Option Plan is valued at the grant date fair value, which is the market price of the underlying common stock, and vest over service periods that range from one to three years.

The following table shows a summary of the status and activity of nonvested restricted stock grants for the nine months ended September 30, 2006:

	Shares	Weighted- Average Grant-Date Fair-Value (per share)

Nonvested at January 1, 2006	240,800	$7.10
Granted	194,400	5.91
Vested	(49,903)	6.91
Cancelled	(56,972)	6.46

Nonvested at September 30, 2006	328,325	$6.48

Compensation expense related to nonvested restricted stock totaled $0.4 million for the nine month period ended September 30, 2006.  The related net tax benefit related to restricted awards was immaterial for the nine month period ended September 30, 2006.

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

The following table shows a summary of the TSR performance stock awards granted during the nine months ended September 30, 2006 and outstanding as of September 30, 2006:

Performance Period	Fair Value (in thousands)	Unrecognized Compensation Expense (in thousands)	Minimum Shares	Target Shares	Maximum Shares

2006-2008	$798	$653	—	62,800	125,600

As of September 30, 2006, there was $2.6 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately three years.

15.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30

Pension Benefits (in thousands)	2006	2005	2006	2005

Service cost	$617	$729	$1,873	$2,225
Interest cost	1,237	1,181	3,690	3,534
Expected return on plan assets	(1,152)	(1,021)	(3,281)	(3,085)
Amortization of prior service cost	88	114	225	345
Net amortization	188	165	644	469
Settlement	509	—	509	—
Curtailment	279	—	279	237

Net periodic pension cost	$1,766	$1,168	$3,939	$3,725

The expected long-term rate of return on plan assets is 8.25% in 2006.

Employer Contributions

In its 2005 financial statements, the Company disclosed that it expected to contribute $4.4 million to its U.S. pension plans in 2006.  As of September 30, 2006, the Company has contributed the $4.4 million as well as an additional $4.7 million.  No further contributions are expected to be made for the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30

Pension Benefits (in thousands)	2006	2005	2006	2005

Service cost	$249	$241	$747	$723
Interest cost	389	430	1,167	1,290
Expected return on plan assets	(272)	(302)	(816)	(906)
Amortization of prior service cost	12	14	36	42
Net amortization	44	23	132	69

Net periodic pension cost	$422	$406	$1,266	$1,218

The expected long-term rate of return on plan assets ranges from 5.00% to 7.10% in 2006.

Employer Contributions

In its 2005 financial statements, the Company disclosed that it expected to contribute $2.0 million to its European pension plans in 2006.  As of September 30, 2006, the Company contributed $1.5 million.  The Company expects to contribute the remaining $0.5 million as well as an additional $0.1 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  As of January 1, 2006, for all U.S. salaried employees that elected to “freeze” their benefits under the Company’s defined benefit plans, the Company makes a fixed contribution of 2% of employee eligible compensation and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation.  In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. In September 2006, the Company announced the freezing of its defined benefit pension plans for salaried employees replacing it with the aforementioned defined contribution plan. For all other U.S. salaried employees, the Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee eligible compensation.  Employer matching contributions vest immediately. Total expenses related to this defined contribution plan for the three months ended September 30, 2006 and 2005 were $0.1 million and $45 thousand, respectively, and for the nine months ended September 30, 2006 and 2005 were $0.3 million and $0.1 million, respectively.

16.	Taxation

The effective tax rate for the nine month period ended September 30, 2006 was a benefit of 42.6% compared to a benefit of 55.4% for the period ended September 30, 2005.  The period ended September 30, 2006 tax rate was higher than the statutory Federal Income Tax Rate due to our lower than expected profit and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, benefits related to foreign tax credits, and recognition of state income tax benefits combined with a change in estimate of the Company’s full year pre-tax earnings.  The nine month period ended September 30, 2005 tax rate was higher than the statutory Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary items that contributed to the change in the effective tax rate between the nine month period ended September 30, 2006 and the similar period for 2005 was the reduction in estimate of the Company’s full year 2006 pre-tax earnings and its impact on the tax effect of the aforementioned permanent items.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company expects to adopt SFAS No. 157 as required for the fiscal year 2008 and that adoption will not have material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires recognition of the funded status of a benefit plan on the balance sheet;  the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period. SFAS No. 158 is effective the Company’s year ended December 31, 2006.  The Company is in the process of evaluating the financial impact of adopting SFAS No. 158.  However, based on the funded status of the Company’s defined benefit pension plans and other postretirement plan as of December 31, 2005 (the Company’s most recent measurement date), the Company would be required to increase its net liabilities for pension and other postretirement benefits, which would result in a decrease in stockholders’ equity of approximately $29.0 million.  The actual impact may vary from the estimated impact  as the ultimate amounts recorded will depend on a number of assumptions, including, but not limited to, the discount rates in effect at December 31, 2006, the actual rate of return on the Company’s pension plan assets for the year then ended and the impact of the Company’s pension contributions during the year ended December 31, 2006.  Changes in these assumptions since the Company’s last measurement date could increase or decrease the impact of adopting SFAS No. 158 on the Company’s consolidated financial statements at December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during fiscal year 2006.

18.	Earnings Per Share

Calgon Carbon Corporation’s obligation under the Senior Convertible Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares.  Therefore the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price.  For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count.  For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares, in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below).  As of September 30, 2006, the average stock price was $4.32, which was lower than the conversion price of $5.10, therefore zero shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the quarter ended September 30, 2006.

“Treasury Stock” Method of Accounting for Share Dilution

Conversion Price:	$5.10
Number of underlying shares:	14,705,880
Principal Amount:	$75,000,000

Formula:	Number of extra dilutive shares
=((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

Stock Price	Conversion Price	Price Difference	Included in Share Count	Share Dilution Per Price Difference

$ 5.10	$ 5.10	$ 0.00	—	—
$ 5.60	$ 5.10	$ 0.50	1,313,023	2,626,046
$ 6.10	$ 5.10	$ 1.00	2,410,798	2,410,798
$ 7.10	$ 5.10	$ 2.00	4,142,500	2,071,250
$ 8.10	$ 5.10	$ 3.00	5,446,621	1,815,540
$ 9.10	$ 5.10	$ 4.00	6,464,122	1,616,031
$ 10.10	$ 5.10	$ 5.00	7,280,137	1,456,027

19.	Other Financial Information

Calgon Carbon Corporation has issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036.  The Notes are fully and unconditionally guaranteed  by certain of our domestic subsidiaries on a senior unsecured basis.  All of the subsidiary guarantors are wholly owned by the parent company and the guarantees are joint and several.  The subsidiary guarantees will be general unsecured senior obligations of the subsidiary guarantors and will rank equally in right of payment with all of the existing and future senior indebtedness of the subsidiary guarantors.  If the Company fails to make payment on the Notes, the subsidiary guarantors must make them instead.  The Notes will be effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries.  The Notes will be effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  The Notes and the Guarantees were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

Condensed consolidating financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Operations Three months ended September 30, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$68,788	$12,287	$8,569	$(9,964)	$79,680
Cost of products sold	51,297	10,356	7,208	(9,964)	58,897
Depreciation and amortization	4,279	357	83	—	4,719
Selling, general and administrative expenses	11,254	1,269	851	—	13,374
Research and development expense	1,055	91	—	—	1,146
Restructuring	—	—	—	—	—
Interest expense – net	5,260	(3,774)	(189)	—	1,297
Other expense – net	209	130	321	—	660

Provision (benefit) for income taxes	(733)	4	843	—	114
Results of affiliates’ operations	(3,381)	117	—	3,264	—
Equity in income from equity investments	—	—	39	—	39
Minority interest	—	—	—	(8)	(8)

Income (loss) from continuing operations	(452)	3,737	(509)	(3,272)	(496)

Income (loss) from discontinued operations	(6)	(7)	51	—	38

Net income (loss	(458)	3,730	(458)	(3,272)	(458)

	Condensed Consolidating Statements of Operations Three months ended September 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$59,523	$11,127	$9,413	$(11,196)	$68,867
Cost of products sold	46,193	8,338	7,952	(11,196)	51,287
Depreciation and amortization	4,655	386	55	—	5,096
Selling, general and administrative expenses	13,042	1,235	796	—	15,073
Research and development expense	976	98	—	—	1,074
Restructuring	65	—	—	—	65
Interest (income) expense – net	4,237	(3,123)	(31)	—	1,083
Other expense – net	117	173	356	—	646

Provision (benefit) for income taxes	(5,638)	261	354	—	(5,023)
Results of affiliates’ operations	(3,676)	358	—	3,318	—
Equity in income (loss) from equity investments	—	—	403	(6)	397
Minority interest	—	—	—	—	—

Income (loss) from continuing operations	(448)	3,401	334	(3,324)	(37)

Income (loss) from discontinued operations	95	(229)	(182)	—	(316)

Net income (loss)	$(353)	$3,172	$152	$(3,324)	$(353)

	Condensed Consolidating Statements of Operations Nine months ended September 30, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$208,518	$33,052	$32,399	$(37,200)	$236,769
Cost of products sold	158,874	27,734	26,862	(37,200)	176,270
Depreciation and amortization	12,928	1,147	236	—	14,311
Selling, general and administrative expenses	34,212	2,575	2,630	—	39,417
Research and development expense	3,119	265	—	—	3,384
Restructuring	7	—	—	—	7
Interest (income) expense - net	15,444	(10,845)	(524)	—	4,075
Other expense – net	941	358	719	—	2,018

Provision (benefit) for income taxes	(209)	(35)	(912)	—	(1,156)
Results of affiliates’ operations	(17,254)	(5,493)	—	22,747	—
Equity in income from equity investments	—	—	203	—	203
Minority interest	—	—	—	8	8

Income (loss) from continuing operations	456	17,346	3,591	(22,739)	(1,346)

Income (loss) from discontinued operations	108	67	2,723	(988)	1,910

Net income (loss)	$564	$17,413	$6,314	$(23,727)	$564

	Condensed Consolidating Statements of Operations Nine months ended September 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$194,298	$32,736	$26,272	$(33,728)	$219,578
Cost of products sold	145,705	25,762	22,455	(33,728)	160,194
Depreciation and amortization	14,611	1,221	219	—	16,051
Selling, general and administrative expenses	38,779	3,873	2,240	—	44,892
Research and development expense	3,045	268	—	—	3,313
Restructuring	2,581	—	—	—	2,581
Interest (income) expense - net	11,941	(8,825)	(96)	—	3,020
Other expense – net	89	253	936	—	1,278

Provision (benefit) for income taxes	(7,038)	330	201	—	(6,507)
Results of affiliates’ operations	(13,122)	(1,937)	—	15,059	—
Equity in income (loss) from equity investments	—	—	1,031	(11)	1,020
Minority interest	—	—	—	—	—

Income (loss) from continuing operations	(2,293)	11,791	1,348	(15,070)	(4,224)

Income (loss) from discontinued operations	527	261	1,670	—	2,458

Net income (loss)	$(1,766)	$12,052	$3,018	$(15,070)	$(1,766)

	Condensed Consolidating Balance Sheets September 30, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$1,675	$1,751	$17,303	$(15,658)	$5,071
Receivables	47,073	13,836	4,946	(8,027)	57,828
Inventories	58,790	6,552	5,651	33	71,026
Other current assets	17,948	1,993	2,263	—	22,204

Total current assets	125,486	24,132	30,163	(23,652)	156,129
Intercompany accounts receivable	54,464	154,891	568	(209,923)	—
Property, plant, and equipment, net	92,805	6,855	7,408	—	107,068
Intangibles	5,100	3,748	—	—	8,848
Goodwill	17,764	8,093	8,656	—	34,513
Equity investments	221,740	107,043	6,790	(328,598)	6,975
Other assets	12,503	7,475	3,658	—	23,636

Total assets	$529,862	$312,237	$57,243	$(562,173)	$337,169

Accounts payable	$29,221	$17,076	$3,739	$(12,878)	$37,158
Other current liabilities	31,225	4,880	2,867	(17,364)	21,608

Total current liabilities	60,446	21,956	6,606	(30,242)	58,766
Intercompany accounts payable	143,478	49,112	10,775	(203,365)	—
Long-term debt	81,693	—	—	—	81,693
Other non-current liabilities	88,774	11,252	9,740	(68,527)	41,239
Shareholders’ equity	155,471	229,917	30,122	(260,039)	155,471

Total liabilities and shareholders’ equity	$529,862	$312,237	$57,243	$(562,173)	$337,169

	Condensed Consolidating Balance Sheets December 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$3,048	$3,681	$9,837	$(11,120)	$5,446
Receivables	45,802	15,307	3,486	(13,371)	51,224
Inventories	57,099	6,713	3,810	33	67,655
Other current assets	17,100	1,921	914	—	19,935
Assets held for sale	5,165	702	15,473	—	21,340

Total current assets	128,214	28,324	33,520	(24,458)	165,600
Intercompany accounts receivable	51,085	139,772	436	(191,293)	—
Property, plant, and equipment, net	91,088	6,952	5,099	5,606	108,745
Intangibles	5,991	4,058	—	—	10,049
Goodwill	17,764	7,757	8,353	—	33,874
Equity investments	213,606	103,005	7,034	(316,426)	7,219
Other assets	11,798	6,864	3,719	—	22,381

Total assets	$519,546	$296,732	$58,161	$(526,571)	$347,868

Accounts payable	$33,820	$16,777	$1,571	$(11,733)	$40,435
Other current liabilities	28,660	7,060	991	(14,532)	22,179
Liabilities held for sale	2,156	1,001	3,526	—	6,683

Total current liabilities	64,636	24,838	6,088	(26,265)	69,297
Intercompany accounts payable	129,654	47,665	8,440	(185,759)	—
Long-term debt	83,925	—	—	—	83,925
Other non-current liabilities	90,771	11,253	10,000	(67,938)	44,086
Shareholders’ equity	150,560	212,976	33,633	(246,609)	150,560

Total liabilities and shareholders’ equity	$519,546	$296,732	$58,161	$(526,571)	$347,868

	Condensed Consolidating Statements of Cash Flows Nine months ended September 30, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(24,667)	$12,413	$(2,986)	$159	$(15,081)

Investing activities:
Proceeds from insurance settlement for property and equipment	4,595	—	—	—	4,595
Proceeds from sale of assets	778	—	20,435	—	21,213
Property, plant and equipment expenditures	(9,459)	(116)	(414)	—	(9,989)
Investment from (in) affiliates	11,217	(823)	(10,394)	—	—
Other	676	—	—	—	676

Net cash provided by (used in) investing activities	7,807	(939)	9,627	—	16,495

Financing activities:
Net borrowings (repayments)	6,121	(607)	25	(4,538)	1,001
Debt issuance costs	(3,233)	—	—	—	(3,233)
Intercompany and equity transactions	10,444	(13,672)	3,228	—	—
Other	356	30	—	(30)	356

Net cash provided by (used in) financing activities	13,688	(14,249)	3,253	(4,568)	(1,876)

Effect of exchange rate changes on cash and cash equivalents	1,798	844	(2,426)	(129)	87
(Decrease) increase in cash and cash equivalents	(1,374)	(1,931)	7,468	(4,538)	(375)
Cash and cash equivalents, beginning of period	3,049	3,681	9,836	(11,120)	5,446

Cash and cash equivalents, end of period	$1,675	$1,750	$17,304	$(15,658)	$5,071

	Condensed Consolidating Statements of Cash Flows Nine months ended September 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(7,870)	$16,833	$(2,430)	$(1,153)	$5,380

Investing activities:
Proceeds from insurance settlement for property and equipment	—	—	—	—	—
Proceeds from sales of assets	—	—	—	—	—
Property, plant and equipment expenditures	(7,396)	(102)	(668)	—	(8,166)
Investment from (in) affiliates	—	858	(858)	—	—
Other	(116)	378	—	—	262

Net cash (used in) provided by investing activities	(7,512)	1,134	(1,526)	—	(7,904)

Financing activities:
Net borrowings (repayments)	(964)	(77)	—	2,644	1,603
Debt issuance costs	—	—	—	—	—
Intercompany and equity transactions	6,822	(17,192)	6,818	(3)	(3,555)
Other	2,986	(154)	154	—	2,986

Net cash provided by (used in) financing activities	8,844	(17,423)	6,972	2,641	1,034

Effect of exchange rate changes on cash and cash equivalents	1,369	(1,345)	(291)	1,156	889
(Decrease) increase in cash and cash equivalents	(5,169)	(801)	2,725	2,644	(601)
Cash and cash equivalents, beginning of period	11,243	6,923	8,316	(17,702)	8,780

Cash and cash equivalents, end of period	$6,074	$6,122	$11,041	$(15,058)	$8,179

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $10.8 million or 15.7% and $17.2 million or 7.8% for the quarter and year-to-date period ended September 30, 2006, respectively, versus the quarter and year-to-date periods ended September 30, 2005.  Net sales for the quarter and year-to-date periods ended September 30, 2006 for the Carbon and Service segment increased $9.9 million or 17.1% and $19.3 million or 10.7%, respectively, versus the similar 2005 period.  The increase for both periods was primarily due to increased demand for activated carbon in the industrial process, food, environmental water treatment, and respirator markets. Higher prices for certain carbon and service products also contributed to the increase for both the quarter and year-to-date periods.  Increased sales of activated carbon in Japan to the Company’s joint venture company also contributed to the year-to-date increase versus the comparable 2005 period.  Sales for this segment were adversely affected by sales losses due to Hurricane Katrina for the comparative 2005 quarter and year-to date periods.  Foreign currency translation had a positive impact of $1.2 million for the quarter and had a negative impact of $0.4 million for the year-to-date period.  Net sales for the Equipment segment increased $0.8 million or 9.6% for the quarter and decreased $2.7 million or 9.2% for the year-to-date period versus the comparable 2005 periods.  The increase for the quarter was primarily due to higher demand for carbon adsorption systems in the U.S. and ISEP® systems in Asia partially offset by the reduced demand for odor control systems in the U.S.  The decrease for the year-to-date period was primarily due to non-repeat sales of equipment for perchlorate removal from ground water and the aforementioned odor control systems. Foreign currency translation had a negligible impact on sales for the quarter, but a positive impact on year-to-date sales of $0.1 million.  Net sales for the quarter and year-to-date periods ended September 30, 2006 for the Consumer segment increased by $0.1 million or 3.8% and $0.6 million or 6.3% versus the similar periods of 2005.  The increase for the quarter was attributable to higher demand for PreZerve® products.  The increase for the year-to-date period was due to the aforementioned increase in demand for PreZerve® products as well as increased sales of activated carbon cloth.  Foreign currency translation had a positive impact on the quarter sales of $0.1 million, but had a negative impact on year-to-date sales of $0.1 million.  The total impact of foreign currency translation on consolidated net sales for the quarter ended September 30, 2006 was favorable $1.3 million, however, it had a negative impact on net sales for the year-to-date period of $0.4 million. Net sales in the future could be affected by the anti-dumping ruling as described in the Company’s Form 8-K filed on October 6, 2006.  The Company received notification from the United States Department of Commerce (the “DOC”) announcing the imposition of preliminary anti-dumping duties on all imports of steam activated carbon from China.  The DOC  immediately ordered U.S. Customs and Border Protection to require importers to post a bond or cash deposit in the amount of the duties.  Over the next several months the DOC will verify information submitted by various respondents.  A final determination is expected in April 2007.  The final dumping duties could be imposed for up to five years.

Net sales less cost of products sold, as a percentage of net sales, was 26.1% and 25.6% for the quarter and year-to-date periods ended September 30, 2006, respectively, compared to 25.5% and 27.0% for the similar 2005 periods, a 0.6 percent increase for the quarter and a 1.4 percentage point decrease for the year-to-date period.  The increase for the quarter was primarily due to price increases for certain carbon and service products, while the decline in the year-to-date periods was primarily due to higher raw material, energy, and transportation costs, as well as inefficiencies at the Company’s production facilities brought about by dealing with the after effects of Hurricane Katrina which could only be partially offset by the aforementioned price increases.  The Company’s cost of products sold excludes depreciation, therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.4 million and $1.7 million during the quarter and year-to-date periods ended September 30, 2006 versus the periods ended September 30, 2005 was primarily decreased depreciation due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter and year-to-date periods ended September 30, 2006 increased versus the comparable 2005 periods by $2.5 million and $3.6 million, respectively.  The increase for the quarter ended September 30, 2006 period versus the similar 2005 period was primarily due to an increase in legal expense of $0.5 million, severance related costs of $0.9 million, and pension curtailment and settlement charges of $0.8 million.  The increase for the year-to-date period is primarily attributable to an increase in legal expense of approximately $3.2 million, the aforementioned severance related costs, and pension settlement and curtailment charges. Partially offsetting this increase was a decrease due to the change in the estimate of the Company’s environmental liabilities assumed in the Waterlink acquisition of approximately $1.3 million.

Research and development expenses for the quarter and year-to-date periods ended September 30, 2006 were comparable to the similar 2005 periods.

The gain from insurance settlement is due to Hurricane Katrina as discussed in Note 2.  The non-recoverable costs of approximately $1.0 million related to damage caused at the Company’s Pearl River plant by Hurricane Katrina were recorded for the year-to-date period ended September 30, 2005.

The impairment charge of $2.2 million for the year-to-date period ended September 30, 2005 was as a result of the Company’s decision on March 22, 2005 to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such facility for the foreseeable future.

Restructuring charges for the quarter and year-to-date periods ended September 30, 2006 decreased $0.1 million and $0.4 million versus the comparable 2005 periods.  The restructuring charges for the quarter ended September 30, 2005 were attributable to the Company’s closure of two small manufacturing facilities.  The 2005 year-to-date period includes pension curtailment charges as a result of employee separations from the Company’s 2005 re-engineering plan as well as the aforementioned facility closures.

Other expense for the quarter ended September 30, 2006 was comparable to the similar 2005 period, however increased $0.7 million for the year-to-date period ended September 30, 2006, as compared to September 30, 2005.  This increase was due to a gain on sale of an asset of $0.2 million which occurred in the period ended September 30, 2005 and the write-off of approximately $0.6 million of deferred financing fees associated with the Company’s old credit facility during the period ended September 30, 2006.

Interest expense, net of interest income, increased $0.2 million and $1.1 million for the quarter and year-to-date periods ended September 30, 2006 versus the similar 2005 periods.  The increase for the quarter and year-to-date periods was primarily the result of higher interest rates paid on the Company’s borrowings under its old credit facility as a result of the increase in LIBOR rates from 2005.  Also contributing to the quarter increase were higher interest rates related to the Company’s new credit facility and convertible senior notes. The year-to-date increase was also impacted by the Company paying higher interest spreads on its borrowings under its old credit facility during the first six months of 2006 as a result of a lower trailing twelve months EBITDA.

The effective tax rate for the nine month period ended September 30, 2006 was a benefit of 42.6% compared to a benefit of 55.4% for the period ended September 30, 2005.  The period ended September 30, 2006 tax rate was higher than the statutory Federal Income Tax Rate due to our lower than expected profit and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit, benefits related to foreign tax credits, and recognition of state income tax benefits combined with a change in estimate of the Company’s full year pre-tax earnings.  The nine month period ended September 30, 2005 tax rate was higher than the statutory Federal Income Tax Rate due to the Extraterritorial Income Exclusion Benefit, recognition of foreign tax credit benefits, and recognition of state income tax benefits. The primary items that contributed to the change in the effective tax rate between the nine month period ended September 30, 2006 and the similar period for 2005 was the reduction in estimate of the Company’s full year 2006 pre-tax earnings and its impact on the tax effect of the aforementioned permanent items.

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

Equity in income from equity investments decreased $0.4 million and $0.8 million for the quarter and year-to-date periods ended September 30, 2006 versus the similar 2005 periods.  The decrease was due to reduced margins as a result of increased sales of its higher cost inventory that was produced at the former carbon production facility in Japan that was shutdown in December 2005.

Discontinued Operations:

Income from discontinued operations increased $0.4 million and decreased $0.5 million, respectively, for the quarter and year-to-date periods ended September 30, 2006 versus the similar 2005 periods.  The increase for the quarter is as a result of a net loss in the third quarter of 2005 related to both of the Company’s divested Charcoal/Liquid and Solvent Recovery businesses.  The year-to-date increase is primarily due to the $2.3 million net of tax gain recognized on the sale of the Company’s Charcoal/Liquid and Solvent Recovery businesses.  Partially offsetting this increase was lower net income for the first nine months of 2006 due to the divestiture of both the Charcoal/Liquid and Solvent Recovery businesses that occurred in the first and second quarter of 2006.

Financial Condition

Working Capital and Liquidity

The cash flows discussed for the quarter and year-to-date periods ended September 30, 2006 and 2005 include discontinued operations.  Cash flows used in operations were ($15.1) million for the period ended September 30, 2006 compared to cash flows provided by operations of $5.4 million for the comparable 2005 period.

The $20.5 million decrease was primarily due to the inclusion of the cash generated from the divested businesses in 2005 for the full nine months, where in 2006 the cash flows from the divested businesses were only included pre-divestiture.  Also contributing to the decrease was the gain from insurance settlement of $5.3 million – net of cash received related to Hurricane Katrina, gain from divestitures of $6.7 million, decreased depreciation and amortization of $2.6 million, and decreased accrued pensions net of employee benefit plan provisions of $7.9 million.  Operating working capital (exclusive of debt) increased $1.0 million.  The divestitures are expected to decrease cash flows from operations by approximately $3.0 million on an annual, on-going basis.

Common stock dividends were not paid during the quarter ended September 30, 2006 as compared to dividends that were paid during the quarter ended September 30, 2005 which represented $.03 per common share.

On August 18, 2006, the Company issued $75.0 million of Convertible Senior Notes (the “Notes”) due in 2036 and entered into a new revolving credit facility (the “Credit Facility”).  The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility.  Accordingly, all parties have completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006 (the “Old Credit Agreement”).  The material terms and conditions of the Old Credit Agreement are more fully discussed in Note 13 to the Company’s unaudited condensed consolidated financial statements contained in its Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2006.  As part of the aforementioned repayment, the Company wrote-off $0.3 million of deferred financing fees as well as $0.1 million in fees associated with the repayment.

5.00% Convertible Senior Notes due 2036

The Company initially issued $65.0 million in aggregate principal amount of 5.00% Notes due in 2036 and granted the initial purchaser a 30-day option to purchase up to an additional $10.0 million principal amount of Notes solely to cover over-allotments, if any.  The initial purchaser exercised this option in full.  Accordingly, $75.0 million in aggregate principal amount of Notes were issued and sold to the initial purchaser upon completion of the offering on August 18, 2006.  The Notes accrue interest at the rate of 5.00% per annum and are payable in cash semi-annually in arrears on each February 15 and August 15, commencing February 15, 2007.  The Notes will mature on August 15, 2036.

The Notes can be converted under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after September 30, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day in the measurement period was less than 103% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the Offering Memorandum.  On or after June 15, 2011, holders may convert their Notes at any time on the business day immediately preceding the maturity date.  Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value (as described herein) calculated on a proportionate basis for each day of the 25 trading-day observation period.

The initial conversion rate will be 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate will be subject to adjustment in some events but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances.

The Company may not redeem the Notes before August 20, 2011.  On or after that date, the Company may redeem all or a portion of the Notes at any time.  Any redemption of the Notes will be for cash at 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, to, but excluding, the redemption date.

Holders may require the Company to purchase all or a portion of their Notes on each of August 15, 2011, August 15, 2016, and August 15, 2026.  In addition, if the Company experiences specified types of fundamental changes, holders may require it to purchase the Notes.  Any repurchase of the Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest, including any additional interest, to, but excluding, the purchase date.

The Notes will be the Company’s senior unsecured obligations, and will rank equally in right of payment with all of its other existing and future senior indebtedness.  The Notes will be guaranteed by certain of the Company’s domestic subsidiaries on a senior unsecured basis.  The subsidiary guarantees will be general unsecured senior obligations of the subsidiary guarantors and will rank equally in right of payment with all of the existing and future senior indebtedness of the subsidiary guarantors.  If the Company fails to make payment on the Notes, the subsidiary guarantors must make them instead.  The Notes will be effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries.  The Notes will be effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

The Company sold the Notes at a discount of $3.3 million that will be amortized over a period of five years.  The discount will be reflected as a deduction from the face amount of the debt.  The Company recorded interest expense of $0.5 million of which $0.1 million related to the amortization of the discount and $0.4 million which related to the Notes.  The Company incurred issuance costs of $1.5 million which have been deferred and will be amortized over a five year period.

The Notes and the Guarantees were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes offered hereby, the subsidiary guarantees and the common stock issuable upon conversion of the notes have not been registered. This offering is being conducted in reliance upon an exemption from registration under the Securities Act and applicable state securities laws. We and the subsidiary guarantors have agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register resales of the notes, the subsidiary guarantees and common stock issuable upon conversion of the notes under the Securities Act. The 90-day period expired on November 16, 2006.  The Company did not file a registration statement within the time period and, as a result, is obligated to pay predetermined additional interest to holders of the notes as described in the registration rights agreement.

Credit Facility

The Credit Facility initially is a $50.0 million facility and includes a separate U.K. sub-facility and a separate Belgian sub-facility.  The Administrative Agent will use commercially reasonable efforts to obtain commitments from a syndicate of lenders, permitting the total revolving credit commitment to be increased up to $75.0 million.  The Company is currently discussing the syndication of its revolving credit facility and plans to increase the total commitment of the current facility.  The terms of the Credit Facility are subject to change in the event that the credit facility is syndicated.  Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility.  Availability under the Credit Facility is conditioned upon various customary conditions.

The Credit Facility is secured by a first perfected security interest in substantially all of the Company’s assets, with limitations under certain circumstances in the case of capital stock of foreign subsidiaries.  Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to domestic borrowings under the Credit Facility.  The Company and certain of its domestic subsidiaries also unconditionally guarantee all indebtedness and obligations under the U.K. sub-facility.

As of September 30, 2006, the carrying amount of assets pledged as collateral was $53.4 million.  The carrying amount as of September 30, 2006 for domestic, U.K., and Belgian borrowers were $43.0 million, $5.6 million, and $4.8 million, respectively.  The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million.  As of September 30, 2006, total availability was $28.6 million.  Availability as of September 30, 2006 for domestic, U.K., and Belgian borrowers were $24.3 million, $4.3 million, and zero, respectively.

The Credit Facility interest rate is based upon Euro-based (LIBOR) rates with other interest rate options available.  The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.25% and is based upon the Company’s overall availability under the credit facility.  The unused commitment fee is equal to 0.375% per annum and is based upon the unused portion of the revolving commitment.

The Company incurred debt issuance costs of $0.5 million which have been deferred and will be amortized over a five year period.  Borrowings under the Credit Facility were being charged a weighted average interest rate of 7.08% at September 30, 2006.

In its 2005 financial statements, the Company disclosed that it expected to contribute $6.4 million to its U.S. and European pension plans in 2006.  As of September 30, 2006, the Company has contributed $10.6 million.  The Company expects to contribute $0.6 million to its European pension plans over the remainder of the year.

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2006, with the exception of the convertible senior notes and new credit facility as noted above, there have been no further changes in the payment terms of other long-term debt, lease agreements, and unconditional purchase obligations since December 31, 2005.  The following table represents the significant cash contractual obligations and other commercial commitments.

	Due in

(Thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Debt	$—	$—	$—	$2,925	$—	$78,768	$81,693
Operating leases	5,019	3,781	3,029	2,694	2,539	12,245	29,307
Unconditional purchase obligations*	26,755	21,626	16,887	8,041	7,753	5,711	86,773

Total contractual cash Obligations	$31,774	$25,407	$19,916	$13,660	$10,292	$96,724	$197,773

*Primarily for the purchase of raw materials, transportation, and information systems services.

Note:  Interest is not included in the above schedule.  As of September 30, 2006 the Company’s interest rate was 6.08% and the Company projects interest payments of approximately $2.0 million for the year ending December 31, 2006.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $10.0 million for the nine months ended September 30, 2006 compared to expenditures of $8.2 million for the same period in 2005.  The expenditures for the period ended September 30, 2006 consisted primarily of improvements to the Company’s manufacturing facilities of $6.1 million, $2.3 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and additional customer capital of $1.4 million.  The comparable 2005 expenditures consisted primarily of $7.4 million for improvements to manufacturing facilities and $0.4 million for customer capital.  Capital expenditures for 2006 are projected to be approximately $16.0 million.

The September 30, 2005 purchase of business cash usage of $0.9 million, as shown on the statement of cash flows, represents primarily the Company’s increased equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million.

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluated strategic alternatives.  On March 22, 2005, the Company concluded, and the Board of Directors approved, that cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future.  Accordingly, the Company recorded an impairment charge of $2.2 million for the period ended September 30, 2005.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations.  The Company conducted an impairment review of the plant’s assets having a net book value of $1.7 million in connection with the temporary idling of the facility and concluded that the assets were not impaired.  It is management’s intention to resume operation of the plant in the second half of 2007.  If management should conclude that the idling of the plant beyond 2007 is warranted, operating results may be adversely affected by impairment charges.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company expects to adopt SFAS No. 157 as required for the fiscal year 2008 and that adoption will not have material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires recognition of the funded status of a benefit plan on the balance sheet;  the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition of gains and losses in the current period.   SFAS No. 158 is effective the Company’s year ended December 31, 2006.  The Company is in the process of evaluating the financial impact of adopting SFAS No. 158.  However, based on the funded status of the Company’s defined benefit pension plans and other postretirement plan as of December 31, 2005 (the Company’s most recent measurement date), the Company would be required to increase its net liabilities for pension and other postretirement benefits, which would result in a decrease in stockholders’ equity of approximately $29.0 million.  The actual impact may vary from the estimated impact  as the ultimate amounts recorded will depend on a number of assumptions, including, but not limited to, the discount rates in effect at December 31, 2006, the actual rate of return on the Company’s pension plan assets for the year then ended and the impact of the Company’s pension contributions during the year ended December 31, 2006.  Changes in these assumptions since the Company’s last measurement date could increase or decrease the impact of adopting SFAS No. 158 on the Company’s consolidated financial statements at December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective during fiscal year 2006.

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

Litigation

The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  After review, it was determined at September 30, 2006, that for each of the various unresolved legal claims in which the Company is involved, the conditions mentioned above were not met.  As such, no accrual was recorded.  The Company will continue to evaluate all legal matters as additional information becomes available.

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

Disclosure Controls and Procedures:

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective.

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

In connection with these restatements, management evaluated the effectiveness of our disclosure controls and procedures.  Solely as a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended September 30, 2006.

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2006 that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

     PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors

Risk relating to our business

Our pension plans are currently underfunded, and we expect to be subject to significant increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments. We contributed $4.0 million and $2.4 million to our U.S. Pension plans and $1.0 million and $2.1 million to our European pension plans in 2004 and 2005, respectively. We are required to make minimum aggregate contributions of $6.4 million in 2006 but plan to contribute $9.1 million during 2006. We currently expect to be required to contribute approximately $3.1 million to our U.S. pension plans in 2007. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or restructure or refinance our indebtedness.

The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and discount rates, any of which could prove to be different than projected. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, we may be required to contribute more to our pension plans than we currently expect. For example, an approximate 25-basis point decline in the current liability interest rate, which is used under the Employee Retirement Income Security Act of 1974, or ERISA, for funding purposes, would increase our minimum required contribution to our U.S. pension plans by approximately $2.2 million over the next three years

Our pension plans in the aggregate are underfunded by approximately $56 million as of December 31, 2005 (based on the actuarial assumptions used for FAS 87 purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law. Our U.S. pension plans, which are underfunded by approximately $37 million as of December 31, 2005, are subject to ERISA. In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination. In addition, changes in required pension funding rules that would be effected by the enactment of the Pension Protection Act of 2006 will significantly increase our funding requirements beginning in 2008, which will have an adverse effect on our cash flow and could require us to reduce or delay our capital expenditures, seek additional capital or restructure or refinance our indebtedness. See Note 13 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

We use bituminous coal as the main raw material in our granular activated carbon production process. We estimate that coal will represent approximately 34% of our carbon product costs in 2006. We have various annual and multi-year contracts in place for the supply of coal that expire at various intervals from 2007 to 2011.  Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, or other events for other than a temporary period could have an adverse effect on our being able to meet our customer demand. In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs. During 2005, our aggregate costs for coal increased by $1.5 million, or 15.5%, compared to 2004. Based upon the estimated usage of coal in 2006, a hypothetical 10% increase in the price of coal would result in $0.9 million of additional pre-tax expenses to us. Historically, we have generally not been able to pass through raw materials price increases to our customers, and we may in the future continue to be generally unable to do so.

Our financial results could be adversely affected by shortages in energy supply or increases in energy costs.

The price for and availability of energy resources could be volatile as it is affected by political and economic conditions that are outside our control. We utilize natural gas as a key component in our activated carbon manufacturing process and have annual and multi-year contracts for the supply of natural gas at each of our major facilities. If shortages of or restrictions on the delivery of natural gas occur, production at our activated carbon facilities would be reduced, which could result in missed deliveries or lost sales. We also have exposure to fluctuations in energy costs as they relate to the transportation and distribution of our products. For example, natural gas prices have increased significantly in recent years. We may not be able to pass through natural gas and other fuel price increases to our customers.

Increases in U.S. and European imports of Chinese manufactured activated carbon could have an adverse effect on our financial results.

We face pressure and competition in our U.S. and European markets from brokers of low cost imported activated carbon products, primarily from China. While we believe we have technically superior product, if imports increase and Chinese products are accepted in more applications, we could see declines in net sales. In addition, the supply of low cost activated carbon may make it more difficult for us to pass through raw material price increases to our customers. We believe that Chinese activated carbon producers are selling their products in the United States below the prices that they could obtain for their product in China. The Company received notification from the United States Department of Commerce (the “DOC”) announcing the imposition of preliminary anti-dumping duties on all imports of steam activated carbon from China.  The DOC  immediately ordered U.S. Customs and Border Protection to require importers to post a bond or cash deposit in the amount of the duties.  Over the next several months the DOC will verify information submitted by various respondents.  A final determination is expected in April 2007.  The final dumping duties could be imposed for up to five years. The Rules will have an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. which is expected to improve U.S. demand and pricing on our domestically produced products.  If the final determination results in a reversal of the current duties being imposed, U.S. demand and pricing for our domestic product could be adversely impacted.

Our inability to successfully negotiate new collective bargaining agreements upon expiration of the existing agreements could have an adverse affect on our financial results.

We have collective bargaining agreements in place at four of our production facilities covering approximately 31.8% of our full-time workforce as of December 31, 2005. Those collective bargaining agreements expire from February 2007 to April 2009. Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct significant business operations in several foreign countries. Of our year-to-date September 2006 net sales, approximately 44.9% were sales to countries other than the United States, and year-to-date September 2006 net sales denominated in non-U.S. dollars represented approximately 33% of our overall net sales. We conduct business in the local currencies of each of our foreign subsidiaries or affiliates. Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

Our European and Japanese activated carbon businesses are sourced from both the United States and China, which subjects these businesses to foreign exchange translation risk.

Our only production facilities for virgin granular activated carbon are in the United States and China. Those production facilities are used to supply all of our global demand for virgin granular activated carbon. All of our foreign operations purchase from the U.S. operations in U.S. dollars, yet sell in local currency, resulting in foreign exchange translation risk. We generally execute foreign currency derivative contracts of not more than one year in duration to cover our known or projected foreign currency exposure. However, those contracts do not protect us from longer term-trends of a strengthening U.S. dollar, which could significantly increase our cost of activated carbon delivered to our European and Japanese markets, and we may not be able to offset these costs by increasing our prices.

Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.

Our Equipment segment represented approximately 11% of our 2006 net sales as of the period ended September 30, 2006. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.

We could find it difficult to fund the capital needed to complete our growth strategy due to borrowing restrictions under our new revolving credit facility.

We are extended credit under our revolving credit facility subject to compliance with certain financial covenants. For example, our revolving credit facility contains various affirmative and negative covenants, including limitations on us with respect to our ability to pay dividends, make loans, incur indebtedness, grant liens on our property, engage in certain mergers and acquisitions, dispose of assets and engage in certain transactions with our affiliates. Borrowing availability under our revolving credit facility is be based on the value, from time to time, of certain of our accounts receivable, inventory and equipment. As a result, these restrictions may prevent us from being able to borrow sufficient funds under our revolving credit facility to meet our future capital needs, and alternate financing on terms acceptable to us may not be available.

We have had to amend our prior revolving credit facility several times within the past year in order to cure violations or remain compliant as financial results have declined. Through June 30, 2006, we were in default of our prior revolving credit facility as a result of a violation of a financial covenant and have been required to reclassify the borrowings outstanding under our old revolving credit facility as short-term debt. During the period of default, the lenders had the right to accelerate the debt. We may have similar issues with respect to our existing revolving credit facility. If our liquidity remains constrained for more than a temporary period, we may need to either delay certain strategic growth projects or access higher cost capital markets in order to fund our projects, which may adversely affect our financial results.

Our required capital expenditures may exceed our estimates.

Our capital expenditures were $16.0 million in 2005, primarily including improvements to our manufacturing facilities, repair of our Pearl River manufacturing facility as a result of damage sustained from Hurricane Katrina and equipment to be utilized in our service business. Our capital expenditures for 2006 are projected to be approximately $12.0 million, $10.0 million of which were spent in the first nine months of 2006. Of the amount spent on capital expenditures in the first nine months of 2006, $2.3 million was funded by insurance proceeds obtained from a settlement with our insurance carrier related to damage sustained from Hurricane Katrina. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies.  We may not have the capital to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete.

Our financial results could be adversely affected by the continued idling of one of our reactivation facilities.

In January 2006, we announced the temporary idling of our reactivation facility in Blue Lake, California. It currently is our intention to resume operation of the plant in 2007. If we conclude that idling of facility beyond 2007 is warranted, our financial results may be adversely affected by the resulting impairment charges of approximately $1.5 million.

Declines in the operating performance of one of our business segments could result in an impairment of the segment’s goodwill.

As of September 30, 2006, we had consolidated goodwill of approximately $34.5 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments. We test our goodwill on an annual basis in order to determine whether the book value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset down to fair value. SFAS 142, which came into effect in 2002, establishes guidance for the accounting for goodwill and intangibles. Upon implementation, we recorded a pre-tax goodwill impairment charge of $51.0 million related to goodwill recorded from our acquisition of Advanced Separation Technologies in 1996. A continued decline in the operating performance of any of our business segments or sale of a business at an amount less than book value could result in a goodwill impairment charge which could have material effect on our financial results.

Delays in enactment of new state or federal regulations could restrict our ability to reach our strategic growth targets and lower our return on invested capital.

Our strategic growth initiatives are reliant upon more restrictive environment regulations being enacted for the purpose of making water and air cleaner and safer. If stricter regulations are delayed or are not enacted or enacted but subsequently repealed or amended to be less strict, or enacted with prolonged phase-in periods, our sales growth targets could be adversely affected and our return on investor capital could be reduced.

For example, stricter regulations surrounding the treatment of Cryptosporidium and other disease causing microorganisms in drinking water, as addressed by the EPA’s promulgation of the Long Term 2 Enhanced Surface Water Treatment Rule (“LT2”), were expected to be effective as of the fourth quarter of 2004. LT2 was not ultimately published in the Federal Register until January 2006, thus delaying municipalities’ requirements for testing and any subsequent need to fund a plan for remediation by over a year. The effect has been a delay in the timing of the expected growth for our UV business.

Our industry is highly competitive. If we are unable to compete effectively with competitors having greater resources than we do, our financial results could be adversely affected.

Our activated carbon business faces significant competition from Norit N.V., Westvaco Corporation and Siemens Water, together with Chinese producers. Our UV technology products face significant competition from Trojan Technologies, Inc., which is owned by Danaher Corporation, and Wedeco Ideal Horizons, which is owned by ITT Industries. In each case, our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks. We may experience reduced net sales as a result of having fewer resources than these competitors.

Encroachment into our markets by competitive technologies could adversely affect our financial results.

Activated carbon is utilized in various applications as a cost effective solution for solving customer problems. If other competitive technologies, such as membranes, ozone and UV, are advanced to the stage in which such technologies could effectively compete with activated carbon technologies, we could experience a decline in net sales, which could adversely affect our financial results.

Failure to innovate new products or applications could adversely affect our ability to meet our strategic growth targets.

Part of our strategic growth and profitability plans involve the development of new products or new applications for our current products in order to replace more mature products or markets that have seen increased competition. If we are unable to develop new products or applications, our financial results could be adversely affected.

A planned or unplanned shutdown at one of our production facilities could have an adverse effect on our financial results.

We operate multiple facilities, and source product from strategic partners who operate facilities, which are close to water or in areas susceptible to earthquakes. An unplanned shutdown at any of our or our strategic partners’ facilities for more than a temporary period as a result of a hurricane, typhoon, earthquake or other natural disaster, or a result of fire, explosions, war, terrorist activities, political conflict or other hostilities, could significantly affect our ability to meet our demand requirements, thereby resulting in lost sales and profitability in the short-term or eventual loss of customers in the long-term. In addition, a prolonged planned shutdown of any of our production facilities due to a change in business conditions could result in impairment charges that could have an adverse impact on our financial results.

A recent example of an unplanned shutdown of one of our production facilities is the shutdown of our Pearl River facility in Pearlington, Mississippi due to damage caused by Hurricane Katrina in August 2005. The plant did not become operational again until November 2005 and was not operating again at full capacity until January 2006. Certain customer shipments were either delayed or cancelled during the plant outage, the consequences of which have adversely affected us throughout 2006. We had estimated our pre-tax business interruption losses during 2005 and the first nine months of 2006 to be approximately $4.4 million in the aggregate due to the effect of the unplanned shutdown of the Pearl River facility.

We hold a variety of patents that give us a competitive advantage in certain markets. An inability to defend those patents from competitive attack could have an adverse effect on both current results and future growth targets.

From time to time in the course of our business, we have to address competitive challenges to our patented technology. We are currently in litigation in multiple jurisdictions to defend our process patent for the use of ultraviolet light in the prevention of infection from Cryptosporidium and Giardia in drinking water. First, in July 2006, the U.S. District Court for the District of New Jersey granted the plaintiff’s motion for summary judgment in the matter, holding that our patent was invalid. We have appealed this ruling. Second, we filed suit in the U.S. District Court for the Western District of New York, alleging that the defendants are practicing the method claimed in our patent without a license, and we have been granted a stay pending the outcome of our appeal to the U.S. Court of Appeals for the Federal Circuit in the first case. Third, on November 14, 2006 a Canadian Federal Court entered a judgement after trial finding that our process patent for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water is invalid.  The Company intends to appeal this decision. An unfavorable outcome in any of these cases could impair our ability to capitalize on substantial future revenues from the licensing of that technology. Finally, certain competitors have opposed our process patent for the use of ultraviolet light in the prevention of infection from Cryptosporidium and Giardia in drinking water in Germany.

In addition, we have incurred significant legal fees and expenses in litigating these matters. For example, legal expenses related to these patent litigation matters totaled approximately $2.4 million in 2005 and approximately $3.4 million during the nine months ended September 30, 2006. We may be required to incur additional significant legal expenses to defend our intellectual property in the future.

Furthermore, these legal disputes over our UV patents may adversely affect our business and growth prospects because they may suppress overall demand for UV equipment as municipalities may decide to wait for the completion of the litigation to resolve the resulting uncertainties before making investment decisions.

Our products may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.

Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, our products may infringe or otherwise violate the intellectual property rights of others.  We may be subject to legal proceedings and claims, including claims of alleged infringement by us of the patents and other intellectual property rights of third parties.  Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim.

If we were to discover or be notified that our products potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement.  We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully.  Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products.  Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties.  Costs may be incurred in complying with such laws and regulations.  Each of our domestic production facilities require permits and licenses issued by local, state and federal regulators which regulate air emissions and water discharges.  These permits are subject to renewal and, in some circumstances, revocation.  International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage.  Additional costs may be incurred if environmental remediation measures are required.  In addition, the discovery of contamination at any of our current or former sites or at locations at which we disposed of waste may expose us to cleanup obligations and other damages.  For example, we and the Pennsylvania Department of Environmental Protection (PADEP) recently agreed to settlement terms with respect to a demand by the PADEP for response costs relating to a site in Allegheny County, Pennsylvania, requiring us to pay an aggregate of $515,000.  If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters.

Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.

We have manufacturing facilities and sales offices in Europe, China, Japan and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow.  Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation and quotas, tariffs and other protectionist measures.

We face risks in connection with the material weaknesses described in our Sarbanes-Oxley Section 404 Management Report and any other related remedial measures that we may undertake.

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we concluded that our internal controls were ineffective as of December 31, 2005 as a result of the failure to record invoices for professional services in a timely manner.  We remediated the identified material weakness by centralizing the collection and record keeping of invoices for professional services and establishing balance sheet reconciliation review meetings with the business process owners.  We also have identified a significant deficiency related to a lack of segregation of duties with respect to our information systems and are in the process of implementing changes to remediate this significant deficiency.  Subsequent to our Annual Report, we concluded that our internal controls were ineffective as a result of an error made in the calculation of the Company’s tax provision for the quarters ended March 31 and June 30, 2006, respectively.  We continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis, taking additional remedial action as appropriate.

If we are unable to effectively remediate this material weakness and any other material weaknesses or significant deficiencies in internal control over financial reporting that are identified in the future and to assert that disclosure controls and procedures including internal control over financial reporting are effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.  In addition, we may be required to incur additional costs including but not limited to the potential for hiring additional personnel to improve our existing internal control system and/or the hiring of additional personnel.

The Company has received a letter of written comments from the staff of the Division of Corporate Finance of the SEC, which could result in changes to our previously filed reports.

The Company has received a letter of written comments from the staff of the Division of Corporate Finance of the SEC dated November 29, 2006 pertaining to Form 10-K for the year ended December 31, 2005, Form 10-Q as originally filed for the period ended June 30, 2006, and Form 8-K dated November 16, 2006 previously filed under the Exchange Act.  The Company is in the process of responding to and resolving these SEC comments. The Company cannot ultimately predict the date of resolution of the unresolved comments, the results of the SEC staff review, or the resulting impact of additional review, if any, to its SEC filings.

We have significant domestic and foreign net operating tax loss carryforwards which, if they are not utilized, would have an adverse effect on our financial results.

As of September 30, 2006, we had $25.1 million of deferred tax assets associated with net operating loss carryforwards (“NOLs”) that were generated from both our domestic and foreign operations.  We have established a valuation reserve of $6.2 million for these deferred tax assets when it is deemed more likely than not that a portion of these deferred tax assets will not be realized.  If we do not meet our projections of profitability in the future, we may not be able to realize these NOLs, and we may be required to record an additional valuation allowance, which would adversely affect our financial results.  In addition, if some or all of these NOLs expire, they will not be available to offset our tax liability.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

As of September 30, 2006, we had NOLs of approximately $22.0 million for federal income tax purposes and approximately $73.7 million for state income tax purposes.  Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited.  An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period.  We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership.  If we were to trigger an ownership change in the future, our ability to use any NOLs existing at that time could be limited.

Risks related to the convertible senior notes and our common stock:

Although the notes are referred to as “senior notes,” the notes will be effectively junior to the rights of our and our subsidiary guarantors’ existing and future secured creditors and effectively subordinated to the existing and future indebtedness and other liabilities of our non-guarantor subsidiaries.

The notes will be our general, unsecured senior obligations and will rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior in right of payment to all of our existing and future indebtedness.  The notes will be effectively junior to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the notes will be effectively subordinated to all existing and future liabilities of our non-guarantor subsidiaries.  These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations.

The notes will be guaranteed on a senior unsecured basis by certain of our domestic subsidiaries, which we refer to as the subsidiary guarantors.  The subsidiary guarantees will be general unsecured senior obligations of the subsidiary guarantors and will rank equally in right of payment with any existing and future senior indebtedness of the subsidiary guarantors.  Our non-guarantor subsidiaries have no obligation to pay any amounts due on the notes and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments.  Our right to receive any assets of any of our non-guarantor subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the notes to participate in those assets, will be subordinated to claims of that subsidiary’s creditors, including trade creditors.  In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us.

Holders of our existing and future secured indebtedness will have claims that are senior to your claims as holders of the notes, to the extent of the value of the assets securing such indebtedness.  The notes will be effectively junior to existing secured financings and any future secured indebtedness incurred by us.  As a result, in the event of any distribution or payment of our assets in any bankruptcy, liquidation or dissolution, holders of secured indebtedness will have prior claim to those assets that constitute their collateral.  Holders of the notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes, and potentially with all of our general creditors, based on the respective amounts owed to each holder or creditor, in our remaining assets.  In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the notes.

As of September 30, 2006, on an actual historical basis, we and the subsidiary guarantors had $81.7 million in senior indebtedness, and our non-guarantor subsidiaries had approximately $27.1 million in liabilities.

Federal or state laws allow courts, under specific circumstances, to void debts, including subsidiary guarantees, and could require holders of notes to return payments received from us and the subsidiary guarantors.

Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, if a subsidiary guarantor becomes a debtor in a case under the U.S. Bankruptcy Code or suffers other financial difficulty, a court might avoid (that is, cancel) its guarantee.  A court might do so if it found that

•	the subsidiary received less than reasonably equivalent value or fair consideration for the incurrence of such debt or subsidiary guarantee; and
•	when the subsidiary entered into its guarantee (or, in some jurisdictions, when it became obligated to make payments under its guarantee), it either:
	-	was or was rendered insolvent;
	-	was left with inadequate capital to conduct its business; or
	-	believed or should have believed that it would incur debts beyond its ability to pay such debts as they mature.

A court might also avoid a subsidiary’s guarantee, without regard to these factors, if it found that the subsidiary entered into its guarantee with actual intent to hinder, delay or defraud its creditors.

The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, a court would consider an entity insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair salable value of all of its assets;
•

the present fair salable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot be sure as to the standards that a court would use to determine whether or not the subsidiary guarantors were solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the subsidiary guarantees would not be voided or subordinated to the subsidiary guarantors’ other debt.

If the subsidiary guarantees were legally challenged, they could also be subject to the claim that, since they were incurred for our benefit, and only indirectly for the benefit of the subsidiary guarantors, the obligations of the subsidiary guarantors were incurred for less than fair consideration.

A court could thus void the obligations under the subsidiary guarantees or subordinate the subsidiary guarantees to the subsidiary guarantors’ other debt or take other action detrimental to holders of the notes.

We may not have sufficient funds necessary to settle conversion of the notes or to purchase the notes upon a fundamental change or other purchase date, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Upon conversion of the notes, we will be required to pay a settlement amount in cash and shares of our common stock, if any, based upon a 25 trading-day observation period.  In addition, on August 15, 2011, August 15, 2016 and August 15, 2026, holders of the notes may require us to purchase their notes for cash.  Holders may also require us to purchase their notes upon a fundamental change, as described under “Description of notes – Fundamental change permits holders to require us to purchase notes.”  A fundamental change may also constitute an event of default, and result in the effective acceleration of the maturity of our then-existing indebtedness under our existing revolving credit facility or other indebtedness we have may in the future, including under our new revolving credit facility.

Further, we cannot assure you that we would have sufficient financial resources, or would be able to arrange financing, to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the notes tendered by the holders in cash.  Our ability to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the notes in cash, will be subject to limitations we may have in our credit facilities, or any other indebtedness we may have in the future.  If you convert your notes or require us to purchase them, we may seek the consent of our lenders or attempt to refinance our debt, but there can be no assurance that we will be able to do so.

Failure by us to pay the settlement amount upon conversion or purchase the notes when required will result in an event of default with respect to the notes, which may also result in a default under existing and future agreements governing our indebtedness.  If the repayment of such indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the notes.

The conditional conversion feature of the notes until June 15, 2011 could result in your receiving less than the value of our common stock into which a note would otherwise be convertible and may impact the trading price of the notes and make them more difficult to resell.

Prior to June 15, 2011, the notes are convertible into cash and shares of our common stock, if applicable, and only if specified conditions are met.  If the specific conditions for conversion are not met, you will not be able to convert your notes, and you may not be able to receive the value of the cash and common stock into which the notes would otherwise be convertible.  In addition, an inability to convert may adversely affect the trading price of the notes and/or the resaleability of the notes.

The value of the consideration received by holders upon conversion of the notes may be less than the conversion value of the notes on the conversion date.

Upon conversion, we will pay cash and deliver shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the 25 trading day observation period.  Accordingly, upon conversion of a note, you may receive less proceeds than you expected because the value of our common stock may decline between the conversion date and the day the settlement amount of your notes is determined.  In addition, because of the 25 trading day observation period, settlement will generally be delayed until at least the 30th trading day following the related conversion date.  See “Description of notes-Conversion rights-Settlement upon conversion.”

Under certain circumstances, upon conversion you will not receive the settlement amount until after maturity.

If you convert after the 30th trading day immediately preceding the maturity date, you will not receive the settlement amount until after the maturity date.  In addition, if you convert on or prior to the 30th trading day immediately preceding the maturity date, you may not receive the settlement amount until after the maturity date, depending on whether a market disruption event occurs on one or more trading days during the 25 trading day observation period.

The notes do not restrict our ability to take certain actions that could adversely affect the trading price of the notes.

Neither we nor our subsidiaries are restricted under the notes from incurring additional debt (including secured debt), incurring liens, paying dividends, issuing or repurchasing securities or entering into transactions with our affiliates.  In addition, the indenture governing the notes does not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations.  Our ability to recapitalize, incur additional debt and take other actions that are not limited by the notes could have the effect of diminishing our ability to make payments on the notes when due.

We may issue additional shares of our common stock or other equity and thereby adversely affect the market price of our common stock and the trading price of the notes.

Except as described under “Plan of Distribution,” we are not restricted from issuing additional shares of our common stock, or securities convertible into or exchangeable for our common stock, during the life of the notes and have no obligation to consider your interests for any reason.  If we issue additional shares of our common stock or such convertible or exchangeable securities, it may adversely affect the market price of our common stock and, in turn, the trading price of the notes.  In addition, it may impair our ability to raise capital through the sale of additional equity securities.

The trading price of the notes could be adversely affected by the market price of our common stock, which has historically experienced significant volatility.

Because the notes are convertible based on our common stock, we expect that in general the trading price of the notes will be significantly affected by the market price of our common stock.  The market price of our common stock has historically experienced significant fluctuations.  The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other risk factors discussed elsewhere in “Risk factors” and “Forward-looking statements.”  Volatility or depressed market prices of our common stock could result in volatility or depressed trading prices of the notes, could limit the amount of cash and shares of our common stock, if any, deliverable upon conversion of the notes, and could make it difficult for you to resell the notes (or shares of common stock, if any, issued upon conversion) when you want or at attractive prices.

The adjustments to the conversion rate do not cover all dilutive events that may adversely affect the trading price of the notes.

The conversion rate is subject to adjustment for certain events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers as described under “Description of notes-Conversion rights-Conversion rate adjustments.” However, the conversion rate will not be adjusted for certain other events, such as an issuance of common stock for cash or in connection with acquisition, that may adversely affect the market price of our common stock. If any of these other events adversely affects the market price of our common stock, it may also adversely affect the trading price of the notes.

Because your right to require purchase of the notes upon a fundamental change is limited, the trading price of the notes may decline if we enter into a transaction that does not constitute a fundamental change under the indenture.

Upon the occurrence of a fundamental change (as defined under “Description of notes-Fundamental change permits holders to require us to purchase notes”), you have the right to require us to purchase your notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of certain transactions. For example, transactions such as leveraged recapitalizations, refinancing, restructuring, or acquisitions initiated by us may not constitute a fundamental change requiring us to purchase the notes. In the event of any such transaction, the holders would not have the right to require us to purchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure of any credit ratings, thereby adversely affecting the trading price of the notes.

The adjustment to the conversion rate for notes converted in connection with a specified corporate transaction may not adequately compensate you.

If a specified corporate transaction that constitutes certain fundamental changes occurs prior to August 15, 2011 with respect to notes converted in connection with such transaction, we will increase the conversion rate by a number of additional shares of our common stock unless the price paid per share of our common stock in such transaction is less than the last reported sale price per share of our common stock on the date of this offering memorandum (subject to adjustment) or above a specified price (subject to adjustment). A description of how the increase in the conversion rate will be determined is set forth under “Description of notes-Conversion Rights-Adjustments to shares delivered upon conversion upon certain fundamental changes.”

Although the increase in the conversion rate is designed to compensate you for the lost value of your notes as a result of such transaction, it may not adequately compensate you for such loss. Furthermore, our obligation to increase the conversion rate in connection with any such specified corporate transaction could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

We have not registered the notes, the subsidiary guarantees or the common stock issuable upon conversion of the notes, which will limit your ability to resell them.

The notes offered hereby, the subsidiary guarantees and the common stock issuable upon conversion of the notes have not been registered. This offering is being conducted in reliance upon an exemption from registration under the Securities Act and applicable state securities laws. We and the subsidiary guarantors have agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register resales of the notes, the subsidiary guarantees and common stock issuable upon conversion of the notes under the Securities Act. The 90-day period expired on November 16, 2006.  The Company did not file a registration statement within the time period and, as a result, is obligated to pay predetermined additional interest to holders of the notes as described in the registration rights agreement.  Until the notes, the subsidiary guarantees and the common stock issued upon conversion of the notes are sold pursuant to the shelf registration statement, you may transfer or resell the notes only in a transaction exempt from the registration under the Securities Act and applicable state securities laws. Although we are obligated to attempt to register resales of the notes, the subsidiary guarantees and the common stock issuable upon the conversion of the notes under the Securities Act, no assurances can be given as to the ability of holders to sell their notes, the subsidiary guarantees of the common stock issuable upon conversion of the notes.

An active trading market for the notes may not develop.

The notes are a new issue of securities with no established trading market. A trading market for the notes may not develop, or if it does, it may not be liquid at the time you may want to sell the notes. The initial purchaser has advised us that it intends to make a market in the notes after the offering is completed. However, the initial purchaser is not obligated to do so and it may discontinue any market-making at any time without notice. Further, such market making activities will be subject to limits imposed by the U.S. federal securities laws, and may be limited during the pendency of any shelf registration statement. As a result, an active trading market for the notes may not develop.

If we increase the cash dividend on our common stock, you may be deemed to have received a taxable dividend without the receipt of any cash.

If we increase the cash dividend on our common stock, an adjustment to the conversion rate may result, and you may be deemed to have received a taxable dividend subject to United States federal income tax without receipt of any cash. If you are a non-U.S. holder (as defined in “Certain U.S. federal income and estate tax consequences”), such deemed dividend may be subject to U.S. federal withholding tax at a 30% rate or such lower rate as may be specified by an applicable treaty. See “Certain U.S. federal income and estate tax consequences.”

If you hold notes, you will not be entitled to any rights with respect to our common stock, but you will be subject to all changes made with respect to our common stock.

If you hold notes, you will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but you will be subject to all changes affecting our common stock. You will only have rights with respect to our common stock if and when we deliver shares of our common stock to you upon conversion of your notes, and, to a limited extent, under the conversion rate adjustment applicable to the notes. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to delivery of common stock to you, you will not be entitled to vote on an amendment, although you will nevertheless be subject to any changes in the powers or rights of our common stock.

The fundamental changes provisions may delay or prevent an otherwise beneficial takeover attempt of our company.

The fundamental change provisions, including the fundamental change purchase right and the provisions requiring an increase in the conversion rate for conversions in connection with certain fundamental changes, may in certain circumstances delay or prevent a takeover of our company and the removal of incumbent management that might otherwise be beneficial to investors.

Our stockholder rights plan and our certificate of incorporation and bylaws and Delaware law contain provisions that may delay or prevent an otherwise beneficial takeover attempt of our company.

Our stockholder rights plan and certain provisions of our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These include provisions:

•	providing for a board of directors with staggered, three-year terms;

•	requiring super-majority voting to affect certain amendments to our certificate of incorporation and bylaws;

•	limiting the persons who may call special stockholders’ meetings;

•	limiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholders’ meetings; and

•	allowing our board of directors to issue shares of preferred stock without stockholder approval.

These provisions, along or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock, or could limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

An adverse rating of the notes may adversely affect the trading price of the notes.

We do not intend to seek a rating on the notes. However, if the notes are rated in the future and one or more rating agencies assigns the notes a rating lower than the rating expected by investors, or reduces their rating in the future, the trading price of the notes and our common stock could be adversely affected.

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

CALGON CARBON CORPORATION

(REGISTRANT)

Date: December 13, 2006	/s/ Leroy M. Ball

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