Form 10-K/A
period 2004-12-31
CALGON CARBON CORPORATION
filed 2007-04-25
CIK 812701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

CALGON CARBON CORPORATION

FORM 10-K/A

FISCAL YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for Calgon Carbon Corporation, (the “Company”) for the fiscal year ended December 31, 2004 is being filed to amend and restate the items described below contained in the Company’s Annual Report on Form 10-K for such period originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2005.

This Amendment No. 1 amends Part II, Item 8 and Part IV, Item 15, as follows:

•	Part II, Item 8

1. Internal Controls – Report of Independent Registered Public Accounting Firm:

Deloitte & Touche LLP dated April 24, 2007

2. Financial Statements, Reports of Independent Registered Public Accounting Firms:

Deloitte & Touche LLP dated April 24, 2007

KPMG LLP dated April 24, 2007

•	Part IV, Item 15

A. Financial Statements

1.	The following documents are filed as part of this report:

Internal Controls – Report of Independent Registered Public Accounting Firm:

Deloitte & Touche LLP dated April 24, 2007

Financial Statements – Reports of Independent Registered Public Accounting Firms:

Deloitte & Touche LLP dated April 24, 2007

KPMG LLP dated April 24, 2007

2.	The following report and schedule should be read with the Company’s consolidated annual financial statements:

Report of Deloitte & Touche LLP dated April 24, 2007 on the Company’s financial statement schedule

C. Exhibits

23.1 Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

23.2 Consent of Independent Registered Public Accounting Firm – KPMG LLP

Pursuant to SEC Rule 12b-15, this Form 10-K/A sets forth the complete text of each item of Form 10-K listed above as amended, and includes, as Exhibits 31 and 32, new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 14, 2005, or modify or update the disclosures presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

Part II

Item 8.	Financial Statements and Supplementary Data:

INTERNAL CONTROLS—REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying Report of Management, that Calgon Carbon Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. As described in the Report of Management, management excluded from their assessment the internal control over financial reporting at Waterlink UK Holdings, Ltd. which was acquired on February 18, 2004 and whose financial statements reflect total assets and revenues constituting 6.6% and 5.0% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Waterlink UK Holdings, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated April 24, 2007 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

April 24, 2007

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, cash flow and stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of and for the year ended December 31, 2004, which statements reflect total assets constituting 10 percent of consolidated total assets as of December 31, 2004, and total revenues constituting 11 percent of consolidated total revenues for the year then ended. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary Chemviron UK as of and for the year ended December 31, 2004, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

As discussed in Notes 1 and 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

April 24, 2007

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Chemviron Carbon Limited

We have audited the accompanying consolidated balance sheet of Chemviron Carbon Limited and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemviron Carbon Limited and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Manchester, United Kingdom

April 24, 2007

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2004	2003	2002
Net Sales	$336,567	$278,322	$258,094
Cost of products sold (excluding depreciation)	240,452	195,113	177,966
Depreciation and amortization	23,126	19,789	19,039
Selling, general and administrative expenses	58,313	51,871	47,717
Research and development expenses	3,801	3,955	4,111
Restructuring charges	—	452	116

	325,692	271,180	248,949

Income from operations	10,875	7,142	9,145
Interest income	697	786	580
Interest expense	(3,409)	(2,341)	(2,568)
Other expense—net	(3,171)	(1,646)	(1,548)

Income before income taxes, equity in income (loss), minority interest and cumulative effect of change in accounting principle	4,992	3,941	5,609
Provision for income taxes	170	64	1,315

Income before equity in income (loss), minority interest and cumulative effect of change in accounting principle	4,822	3,877	4,294
Equity in income (loss) of Calgon Mitsubishi Chemical Corporation	1,000	429	(186)
Minority interest	66	179	114

Income before cumulative effect of change in accounting principle	5,888	4,485	4,222
Cumulative effect of change in accounting principle — net of tax	—	—	(30,926)

Net income (loss)	5,888	4,485	(26,704)
Other comprehensive income, net of tax provision (benefit) of $(816), $773, and ($1,706), respectively	3,939	8,529	247

Comprehensive income (loss)	$9,827	$13,014	$(26,457)

Basic income per common share before cumulative effect of change in accounting principle	$.15	$.12	$.11
Cumulative effect of change in accounting principle	$—	$—	$(.79)

Basic net income (loss) per common share	$.15	$.12	$(.69)

Diluted income per common share before cumulative effect of change in accounting principle	$.15	$.11	$.11
Cumulative effect of change in accounting principle per common share	$—	$—	$(.79)

Diluted net income (loss) per common share	$.15	$.11	$(.68)

Weighted average shares outstanding, in thousands
Basic	39,054	39,000	38,939
Diluted	39,456	39,157	39,131

The accompanying notes are an integral part of these consolidated financial statements.

Calgon Carbon Corporation 7

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,780	$8,954
Receivables, net of allowance of $3,033 and $3,736	61,598	46,133
Revenue recognized in excess of billings on uncompleted contracts	8,978	10,697
Inventories	64,843	51,811
Deferred income taxes—current	7,939	9,056
Other current assets	6,957	4,457

Total current assets	159,095	131,108
Property, plant and equipment, net	129,285	128,956
Investment in Calgon Mitsubishi Chemical Corporation	8,135	6,798
Intangibles	12,237	3,510
Goodwill	35,071	18,366
Deferred income taxes—long term	16,578	9,976
Other assets	3,497	3,481

Total assets	$363,898	$302,195

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$604
Accounts payable and accrued liabilities	36,871	31,568
Billings in excess of revenue recognized on uncompleted contracts	3,686	1,339
Restructuring reserve	872	1,195
Payroll and benefits payable	9,244	8,022
Accrued income taxes	12,736	9,727

Total current liabilities	63,409	52,455
Long-term debt	84,600	53,600
Deferred income taxes—long term	8,235	11,817
Accrued pension and other liabilities	39,783	22,171

Total liabilities	196,027	140,043

Minority interest	—	279

Commitments and contingencies (Notes 9 and 18)	—	—

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 41,958,933 and 41,793,683 shares issued	420	418
Additional paid-in capital	65,523	64,669
Retained earnings	112,804	111,601
Accumulated other comprehensive income	16,253	12,314

	195,000	189,002
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	167,871	161,873

Total liabilities and shareholders’ equity	$363,898	$302,195

The accompanying notes are an integral part of these consolidated financial statements.

8 Calgon Carbon Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$5,888	$4,485	$(26,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change—net of tax effect	—	—	30,926
Depreciation and amortization	23,126	19,789	19,039
Equity in (income) loss of Calgon Mitsubishi Chemical Corporation	(1,000)	(429)	186
Employee benefit plan provisions	4,580	4,622	3,473
Changes in assets and liabilities—net of effects from purchase of business and foreign exchange:
(Increase) decrease in receivables	(3,469)	1,237	(1,880)
Increase in inventories	(2,076)	(648)	(8,231)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	1,410	(5,720)	3,891
(Decrease) increase in restructuring reserve	(336)	241	(936)
Decrease in accounts payable and accrued liabilities	(2,606)	(2,092)	(4,002)
(Decrease) increase in long-term deferred income taxes	(2,357)	5,904	6,832
Decrease in accrued pensions and other liabilities	(4,908)	(6,799)	(1,221)
Other items—net	2,678	1,181	(377)

Net cash provided by operating activities	20,930	21,771	20,996

Cash flows from investing activities
Purchase of business (net of cash)	(35,250)	—	—
Purchase of intangible assets	(687)	—	—
Property, plant and equipment expenditures	(12,413)	(8,684)	(11,437)
Proceeds from disposals of property, plant and equipment	1,527	642	1,295

Net cash used in investing activities	(46,823)	(8,042)	(10,142)

Cash flows from financing activities
Net proceeds (repayments) of borrowings	30,339	(3,396)	(3,220)
Common stock dividends	(4,685)	(4,679)	(4,673)

Net cash provided by (used in) financing activities	25,654	(8,075)	(7,893)

Effect of exchange rate changes on cash	65	(793)	(2,435)

(Decrease) increase in cash and cash equivalents	(174)	4,861	526
Cash and cash equivalents, beginning of period	8,954	4,093	3,567

Cash and cash equivalents, end of period	$8,780	$8,954	$4,093

Noncash transactions from investing activities:
Purchase of additional 20% interest in Datong Carbon Corporation	$745	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Calgon Carbon Corporation 9

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Calgon Carbon Corporation

(Dollars in thousands except per share data)	Common Shares Issued	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Sub-Total	Treasury Stock		Total
							Shares	Amount
Balance, December 31, 2001	41,643,492	$416	$63,813	$143,172	$3,538	$210,939	2,787,458	$(27,130)	$183,809
2002
Net loss	—	—	—	(26,704)	—	(26,704)	—	—	(26,704)
Employee and director stock plans	106,624	2	636	—	—	638	—	—	638
Common stock dividends Cash ($0.12 per share)	—	—	—	(4,673)	—	(4,673)	—	—	(4,673)
Translation adjustments, net of tax	—	—	—	—	3,041	3,041	—	—	3,041
Additional minimum pension liability, net of tax	—	—	—	—	(2,794)	(2,794)	—	—	(2,794)
Treasury stock issued	—	—	—	—	—	—	(100)	1	1

Balance, December 31, 2002	41,750,116	$418	$64,449	$111,795	$3,785	$180,447	2,787,358	$(27,129)	$153,318

2003
Net income	—	—	—	4,485	—	4,485	—	—	4,485
Employee and director stock plans	27,000	—	139	—	—	139	—	—	139
Director deferred compensation
Paid in stock	11,567	—	55	—	—	55	—	—	55
Issuance of restricted stock to management	5,000	—	26	—	—	26	—	—	26
Common stock dividends Cash ($0.12 per share)	—	—	—	(4,679)	—	(4,679)	—	—	(4,679)
Translation adjustments, net of tax	—	—	—	—	7,434	7,434	—	—	7,434
Additional minimum pension liability, net of tax	—	—	—	—	1,209	1,209	—	—	1,209
Unrecognized loss on derivatives, net of tax					(114)	(114)			(114)
Treasury stock issued	—	—	—	—	—	—	(100)	—	—

Balance, December 31, 2003	41,793,683	$418	$64,669	$111,601	$12,314	$189,002	2,787,258	$(27,129)	$161,873

2004
Net income	—	—	—	5,888	—	5,888	—	—	5,888
Employee and director stock plans	165,250	2	854	—	—	856	—	—	856
Common stock dividends Cash ($0.12 per share)	—	—	—	(4,685)	—	(4,685)	—	—	(4,685)
Translation adjustments, net of tax	—	—	—	—	5,421	5,421	—	—	5,421
Additional minimum pension liability, net of tax	—	—	—	—	(1,380)	(1,380)	—	—	(1,380)
Unrecognized loss on derivatives, net of tax	—	—	—	—	(102)	(102)	—	—	(102)

Balance, December 31, 2004	41,958,933	$420	$65,523	$112,804	$16,253	$195,000	2,787,258	$(27,129)	$167,871

The accompanying notes are an integral part of these consolidated financial statement.

10 Calgon Carbon Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calgon Carbon Corporation

1. Summary of Significant Accounting Policies

Operations

Calgon Carbon Corporation (the “Company”) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams. The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer. Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment relies on activated carbon as a base material, while Equipment relies on a variety of other methods and materials which also involve other materials in addition to activated carbon. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services. The Company’s largest markets are in the United States, Europe, and Japan. The Company also markets in Canada, Latin America, and Asia.

Principles of Consolidation

The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada Inc., Chemviron Carbon Ltd., Calgon Carbon Investments Inc., Solarchem Environmental Systems Inc., Charcoal Cloth (International) Ltd., Charcoal Cloth Ltd., Advanced Separation Technologies Inc., Calgon Carbon (Tianjin) Co., Ltd., Calgon Carbon Asia Ltd., Waterlink UK Holdings Ltd., Sutcliffe Croftshaw Ltd., Sutcliffe Speakman Ltd., Sutcliffe Speakman Carbons Ltd., Lakeland Processing Ltd., and Sutcliffe Speakmanco 5 Ltd. In December 2004, the Company increased its equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million which resulted in the Company recording additional goodwill of $0.4 million.

In October 2002, the Company in connection with a joint venture formation with Mitsubishi Corporation relinquished control of 51% of its wholly owned subsidiary Calgon Far East Co., Ltd. (CFE). The resulting joint venture company, renamed Calgon Mitsubishi Chemical Corporation (CMCC), is now accounted for in the Company’s financial statements under the equity method. The transaction was accounted for at net book value with no gain or loss and the Company’s initial equity investment in CMCC represented the Company’s net book value in CFE prior to the transaction. CFE’s accounts were consolidated prior to the transaction.

A portion of the Company’s international operations in Europe is owned directly by the Company and is operated as branches. Intercompany accounts and transactions have been eliminated.

Foreign Currency

Substantially all assets and liabilities of the Company’s international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments represent other comprehensive income or loss and are accumulated in a separate component of shareholders’ equity, net of tax effects. Transaction gains and losses are included in other expense-net.

Revenue Recognition

Revenue and related costs are recognized when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer. Revenue for major equipment projects is recognized under the percentage of completion method by comparing actual costs incurred to total estimated costs to complete the respective projects.

Inventories

Inventories are carried at the lower of cost or market. Inventory costs are primarily determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is computed on the straight-line method over the estimated service lives of the assets, which are from 10 to 30 years for land improvements and buildings including leasehold improvements, 5 to 30 years for furniture, and machinery and equipment, 10 to 15 years for customer capital, 5 to 15 years for transportation equipment, and 5 to 10 years for computer hardware and software.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment at least annually. The provisions of SFAS No. 142 for existing goodwill and other intangible assets were implemented by the Company effective January 1, 2002 (See Note 6).

Calgon Carbon Corporation 11

Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives in addition to being evaluated when there is an indicator of impairment as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which indentifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges. A long-lived asset to be disposed of other than by sale shall continue to be classified as held and used until it is disposed of. A long-lived asset or group of assets classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell.

Income Taxes

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

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized

No provision is made for United States income taxes on the undistributed earnings of non-United States subsidiaries because these earnings are permanently invested or otherwise indefinitely retained for continuing international operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Pensions

Substantially all U.S. employees of the Company are covered by one of three non-contributory defined benefit pension plans. It is the Company’s policy to annually fund these plans, subject to minimum and maximum amounts specified by governmental regulations. In Europe, employees are also covered by various defined benefit pension plans or government sponsored defined contribution plans. The Company funds these plans according to local laws and practices.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding during the period. Dilutive common shares are determined using the treasury stock method. Under the treasury stock method, exercise of options is assumed at the beginning of the period when the average stock price during the period exceeds the exercise price of outstanding options and common shares are assumed issued. The proceeds from exercise are assumed to be used to purchase common stock at the average market price during the period. The incremental shares to be issued are considered to be the potential dilutive common shares outstanding.

Statement of Cash Flows

For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Derivative Instruments

The Company applies Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates or interest rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. The premium or discount on the contracts

12 Calgon Carbon Corporation

is amortized over the life of the contract. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which was later amended on December 24, 2003 (FIN 46R). FIN 46R explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46R are generally effective for periods ending after December 31, 2003. The Company has no variable interest entities and, as a result, the adoption of FIN 46, as amended by FIN 46R, had no impact on the financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which requires the recognition of costs of idle facilities, excessive spoilage, double freight and rehandling costs as a component of current-period expenses. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has not yet evaluated the impact of the adoption of SFAS No. 151 on the Company’s financial statements. The Company plans to adopt SFAS No. 151 effective July 1, 2005 as required.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. Management expects that the provisions of SFAS No. 123R will be effective for the Company beginning in July 2005 as required. Management has not yet evaluated the impact of the adoption of SFAS No. 123R.

Labor Agreements

Collective bargaining agreements cover approximately 36% of the Company’s labor force at December 31, 2004 under agreements which expire in 2005, 2007, and 2008. Approximately 18% of the labor force is under agreements which expire in 2005.

Stock Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company uses the intrinsic value method under APB No. 25 and grants of stock are generally made with exercise prices equal to the fair value of the underlying common stock on the grant date. Accordingly, no compensation cost has been recognized for the Company’s stock compensation plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income (loss) and net income (loss) per common share would have been as follows:

	Year Ended December 31
(Dollars in thousands except per share data)	2004	2003	2002
Net income (loss)
As reported	$5,888	$4,485	$(26,704)
Stock based compensation, net of tax effect	$(979)	$(1)	$(487)
Pro forma	$4,909	$4,484	$(27,191)

Net income (loss) per common share
Basic
As reported	$.15	$.12	$(.69)
Pro forma	$.13	$.12	$(.70)
Diluted
As reported	$.15	$.11	$(.68)
Pro forma	$.12	$.11	$(.69)

Calgon Carbon Corporation 13

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	1.59%	2.21%	2.37%
Risk-free interest rates	3.03%–3.26%	2.68%–5.87%	3.62%–5.87%
Expected volatility	43%–46%	42%–46%	42%–46%
Expected lives of options	5 years	5 years	5 years

Restatement

Subsequent to the issuance of the Company’s 2003 financial statements, the Company’s management determined that $6.4 million previously reported in long-term deferred income tax liabilities at December 31, 2003 should have been classified as current accrued income tax liabilities at that date. Accordingly, previously reported long-term deferred income taxes at December 31, 2003 have been reduced by $6.4 million and current accrued income taxes and total current liabilities at that date have been increased by $6.4 million from the amounts previously reported.

2. Acquisitions

On February 18, 2004, the Company acquired substantially all of the assets of Waterlink, Inc.’s (“WSP”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom.

Known as Barnebey Sutcliffe in the United States and Sutcliffe Speakman in the United Kingdom, WSP is a leading provider of products, equipment, systems and services related to activated carbon and its uses for water and air purification, solvent recovery, odor control and chemical processing. The primary reasons for the Company’s acquisition of WSP are to complement the Company’s existing business in terms of (i) expanding its customer base; (ii) diversifying its product mix; (iii) providing access to profitable, niche markets; and (iv) enhancing profitability and cash flow of the Company.

The aggregate purchase price, including direct acquisition costs and net of cash acquired, was $35.3 million, plus the assumption of certain non-working capital liabilities amounting to $14.2 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility (see Note 8).

The purchase price was allocated to the net assets acquired as follows:

(in thousands)
Current assets	$22,705
Non-current assets	6,772
Intangible assets	10,153
Goodwill	16,137
Liabilities assumed	(19,377)

Total purchase price	$36,390
Less cash and cash equivalents	(1,140)

Total purchase price (net of cash)	$35,250

Subsequent to the quarter ended March 31, 2004, the Company obtained additional information related to certain estimates made at acquisition that resulted in adjustments to the initially disclosed purchase price and goodwill. The significant adjustments relate to a $0.2 million decrease in the environmental remediation liability, a decrease of $0.6 million in the integration accrual for acquired business due to the initially planned separations not occurring within the one year period required by EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” and a reduction in tax liabilities of $2.0 million.

The results of WSP have been included in the Company’s consolidated statement of operations for the period from the date of acquisition through December 31, 2004.

The following pro forma results of operations assume that WSP is included in the results of operations for the full periods indicated. Such results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There are no material, nonrecurring items included in the reported pro forma results of operations.

	December 31
(in thousands except per share data)	2004	2003
Revenues	$343,741	$345,075
Net income	$5,840	$6,520
Net income per common share:
Basic and diluted	$.15	$.17

Additionally, in December 2004, the Company acquired the additional 20% interest of the then 80% owned Datong Carbon Corporation. The purchase resulted in the Company recording additional goodwill of $0.4 million related to the purchase.

14 Calgon Carbon Corporation

3. Integration Accrual for Acquired Business

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

The Company has currently estimated an obligation for termination and relocation benefits of $0.5 million related to sales, administrative, engineering and production positions of the acquired companies which was recorded on the opening balance sheet as of the date of acquisition and is presented as a component of accounts payable and accrued liabilities in the Company’s consolidated balance sheet. As of December 31, 2004, the amounts that the Company has paid and charged against the termination and relocation reserve were $0.2 million.

During the fourth quarter of 2004, the Company determined that certain initially planned separations would not occur within the one year required by EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” This change resulted in a $0.6 million decrease in the integration accrual and goodwill.

No further significant changes to the current plan are expected. Any change to the Company’s original estimate of termination and relocation benefits for employees of the acquired companies as a result of the finalization of integration plan will be recorded as an adjustment to goodwill.

4. Inventories

	December 31
(Thousands)	2004	2003
Raw materials	$15,727	$12,590
Finished goods	49,116	39,221

Total	$64,843	$51,811

Inventories at December 31, 2004 and 2003 are recorded net of reserves of $1,282,000 and $694,000, respectively, for obsolete and slow-moving items.

5. Property, Plant and Equipment

	December 31
(Thousands)	2004	2003
Land and improvements	$13,697	$12,237
Buildings	26,172	24,416
Machinery, equipment and customer capital	314,929	295,231
Computer hardware and software	18,548	16,969
Furniture and vehicles	9,490	7,999
Construction-in-progress	4,961	7,474

	$387,797	$364,326
Less accumulated depreciation	(258,512)	(235,370)

Net	$129,285	$128,956

In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States as it evaluates strategic alternatives. The Company has spent $2.0 million on this project as of December 31, 2004. If management concludes that the suspension of the project for other than a temporary period is warranted, current operating results may be adversely affected by impairment charges.

Also in 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. Management has not concluded its plan of action for compliance related to this activated carbon line; however, if it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact to current operating results would be insignificant.

Calgon Carbon Corporation 15

6. Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units.

The Company used a combination of methods to determine the fair value of the intangible assets of the acquired WSP (see Note 2), including the cost approach, the market approach, and the income approach. The acquired intangible assets consist primarily of customer contracts, customer relationships, and large equipment contract backlog and are recognized apart from goodwill. The acquired intangible assets’ useful lives are based on the expected future cash flows the Company is expected to realize and the amortization will be recognized to match the expected cash flows.

The Company selected December 31 as the date it will perform its annual impairment test for goodwill. No such impairment existed based on the Company’s evaluation at December 31, 2004 and 2003.

The following is the categorization of the Company’s intangible assets as of December 31, 2004 and 2003, respectively:

	Weighted Average Amortization Period	December 31, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$(626)	$1,349	$(513)
Customer Relationships	17.0 Years	9,323	(1,125)	—	—
Customer Contracts	2.8 Years	664	(322)	—	—
Large Equipment Contract Backlog	1.4 Years	166	(109)	—	—
License Agreement	5.0 Years	500	(117)	—	—
Other	7.9 Years	665	(161)	498	(4)
Unpatented Technology	20.0 Years	2,875	(865)	2,875	(695)

Total	15.8 Years	$15,562	$(3,325)	$4,722	$(1,212)

For the years ended December 31, 2004, 2003 and 2002 the Company recognized $2,113,000, $261,000 and $248,000, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense recognized during the next five years to be $1,963,000 in 2005, $1,763,000 in 2006, $1,530,000 in 2007, $1,330,000 in 2008, and $1,057,000 in 2009.

The changes in the carrying amounts of goodwill by segment, as restated during the year (see Note 20), for the years ended December 31, 2004 and 2003 are as follows:

	Activated Carbon and Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2003	$5,801	$11,310	$60	$17,171
Foreign exchange	—	1,195	—	1,195

Balance as of December 31, 2003	5,801	12,505	60	18,366

Acquisition of Waterlink Specialty Products	15,137	1,000	—	16,137
Acquisition of additional 20% interest in Datong Carbon Corporation	417	—	—	417
Foreign Exchange	(372)	523	—	151

Balance as of December 31, 2004	$20,983	$14,028	$60	$35,071

7. Product Warranties

The Company establishes a warranty reserve for equipment project sales and estimates the warranty accrual based on the history of warranty claims to total sales, adjusted for significant known claims in excess of established reserves.

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
	2004	2003	2002
Beginning Balance	$2,032	$2,047	$1,795
Payments and replacement product	(1,199)	(945)	(675)
Additions to warranty reserve for warranties issued during the period	959	923	1,201
Change in the warranty reserve for pre-existing warranties	(121)	7	(274)

Ending Balance	$1,671	$2,032	$2,047

16 Calgon Carbon Corporation

8. Borrowing Arrangements

Long-Term Debt

	December 31
(Thousands)	2004	2003
United States credit facilities	$81,600	$50,600
Industrial revenue bonds	3,000	3,000

Total	$84,600	$53,600
Less current maturities of long-term debt	—	—

Net	$84,600	$53,600

United States Credit Facilities

On February 18, 2004 the Company closed on a new three-year $125.0 million unsecured revolving credit facility that expires in February 2007. Proceeds from the new credit facility of $83.9 million were used to repay in full the outstanding balance of $50.6 million on the Company’s previous revolving credit facility and to fund $33.3 million of the purchase price for the acquisition described in Note 2. Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million. The interest rate is based upon Euro-based (Libor) rates with other interest rate options available. The applicable Euro Dollar margin ranges from 0.80% to 1.85% and the annual facility fee ranges from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization (EBITDA).

At December 31, 2004, borrowings under the facility were being charged a weighted average interest rate of 3.95%. Availability under this credit facility, which was limited to a multiple of EBITDA, at December 31, 2004 was $17.0 million, which was net of outstanding debt, letters of credit, lease obligations and cash. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBIT to net interest expense and operating assets to debt and minimum net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility contains mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

Industrial Revenue Bonds

The Mississippi Industrial Revenue Bonds totaling $3.0 million bear interest at a variable rate and mature in May 2009. The interest rate as of December 31, 2004 was 1.82%. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearl River, Mississippi plant.

Belgian Credit Facility

The Company maintains a Belgian credit facility totaling 4,000,000 euros which is secured by a U.S. letter of credit. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2004 and 2003. The maturity date of this facility is December 15, 2005.

United Kingdom Credit Facilities

The Company maintains a United Kingdom unsecured overdraft facility totaling 200,000 British Pounds Sterling. There are no financial covenants and the Company had no outstanding borrowings under this overdraft facility as of December 31, 2004. The Company also maintains a United Kingdom unsecured bonds, guarantees and indemnities facility totaling 400,000 British Pounds Sterling, and the Company had no outstanding obligations as of December 31, 2004 and 2003. The bank, in its sole discretion may cancel at any time its commitment to provide this facility.

Fair Value of Long-Term Debt

Substantially all long-term debt is based on rates that float with Euro Dollar-based rates or prime rates, and, accordingly, the carrying value of these obligations approximates their fair value.

Short-Term Debt

During December 2004, the Company paid in full a loan in the amount of 5,000,000 Yuan or $0.6 million before the expiration date of December 31, 2004. At December 31, 2004, the Company had no short-term debt.

Maturities of Debt

The Company is obligated to make principal payments on long-term debt outstanding at December 31, 2004 of $81.6 million in 2007 and $3.0 million in 2009.

Calgon Carbon Corporation 17

9. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $5,008,000 in 2005, $2,588,000 in 2006, $1,400,000 in 2007, $809,000 in 2008, $619,000 in 2009, and $4,790,000 thereafter. Total rental expenses on all operating leases were $4,918,000, $5,363,000, and $5,123,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information system services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Thousands)	2004	2003	2002
Raw materials	$9,720	$11,228	$12,780
Transportation	3,983	3,954	3,536
Information System Services	1,671	2,054	3,199

Total payments	$15,374	$17,236	$19,515

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Thousands)	2005	2006	2007	2008	2009	Thereafter
Raw Materials	$11,482	$7,018	$5,619	$5,478	$5,382	$10,572
Transportation	2,584	2,606	2,653	444	—	—
Information System Services	2,042	2,042	2,042	2,042	2,042	2,042

Total contractual cash obligations	$16,108	$11,666	$10,314	$7,964	$7,424	$12,614

10. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of December 31, 2004, 11,300 shares have been purchased under this stock buy back program.

The Board of Directors adopted a new Stockholder Rights Plan in February 2005 designed to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their share or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders. The Plan awards one Right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each Right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The Rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (“Acquiring Person”). If one of those events occurs, each stockholder (with the exception of the acquiring person or group) can purchase stock of the Company or the acquiring person at a 50% discount. The Rights can be redeemed by the Board of Directors under certain circumstances, in which case the Rights will not be exchangeable for shares.

On February 4, 2005, the Board of Directors declared a dividend of $0.03 per common share payable to shareholders of record as of February 23, 2005. Such dividend is scheduled for payment on March 9, 2005.

18 Calgon Carbon Corporation

11. Stock Compensation Plans

At December 31, 2004, the Company had two stock-based compensation plans that are described below.

Employee Stock Option Plan

The Company has an Employee Stock Option Plan for officers and other key employees of the Company which permits grants of up to 6,738,640 shares of the Company’s common stock. Stock options may be “nonstatutory,” with a purchase price not less than 80% of fair market value on the date of the grant, or “incentive” with a purchase price of not less than 100% of the fair market value on that date. Stock appreciation rights may be granted at date of option grant or at any later date during the term of the option. “Incentive” stock options granted since 1986 become exercisable no less than six months after the date of grant and are no longer exercisable after the expiration of four to ten years from the date of grant.

A summary of the Plan activity for the years ended December 31, 2004, 2003, and 2002 is presented below:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,172,250	$6.27	3,138,150	$6.66	2,418,850	$7.45
Granted	575,500	7.03	94,000	5.66	1,183,300	5.69
Exercised	(165,250)	5.17	(27,000)	5.19	(76,050)	5.60
Canceled	(74,750)	7.59	(1,032,900)	7.42	(387,950)	8.82

Outstanding at end of year	2,507,750	$6.52	2,172,250	$6.27	3,138,150	$6.66
Options exercisable at year end	1,464,500		968,600		1,862,800
Weighted-average fair value of options granted during the year		$2.68		$2.03		$2.03

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.96 to $ 7.25	1,856,250	7.7 Years	$5.94	813,000	$5.66
$ 7.63 to $ 9.35	651,500	8.3 Years	7.97	651,500	7.97

	2,507,750	7.9 Years	$6.52	1,464,500	$6.78

Non-Employee Directors’ Stock Option Plan

The 1993 Non-Employee Directors’ Stock Option Plan, as amended in 1997, provides for an annual grant on the day following the Annual Meeting of Stockholders of option shares equal to a number of shares which will result in a Black-Scholes calculated value of $25,000 per Director on the date of grant.

The options vest and become exercisable six months after the date of grant and, in general, expire ten years after the date of grant.

A summary of the Plan activity for the years ended December 31, 2004, 2003, and 2002 is presented below:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	379,300	$7.11	293,200	$7.76	256,200	$7.62
Granted	56,000	6.89	86,100	4.90	61,600	8.27
Exercised	—	—	—	—	(21,500)	6.46
Canceled	—	—	—	—	(3,100)	15.50

Outstanding at end of year	435,300	$7.08	379,300	$7.11	293,200	$7.76
Options exercisable at year end	435,300		379,300		293,200
Weighted-average fair value of options granted during the year		$2.47		$1.85		$2.96

Calgon Carbon Corporation 19

The following table summarizes information about stock options outstanding under the Non-Employee Stock Option Plan at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.90 to $ 6.89	271,100	7.3 Years	$6.05	271,100	$6.05
$ 8.06 to $ 8.39	153,600	6.8 Years	8.31	153,600	8.31
$ 15.50	10,600	1.0 Years	15.50	10,600	15.50

	435,300	6.9 Years	$7.08	435,300	$7.08

12. Pensions

The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all of its pension plans.

For all U.S. plans, at December 31, 2004 and 2003 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2004 and the funded status as of December 31 of both years:

Benefit Obligations

	December 31
(Thousands)	2004	2003
Reconciliation of projected benefit obligation
Projected benefit obligations at January 1	$64,709	$57,428
Acquisition of WSP	7,000	—
Service cost	2,777	2,082
Interest cost	4,424	3,744
Actuarial losses	3,542	4,761
Benefits paid	(2,852)	(3,306)
Curtailment	(130)	—

Projected benefit obligations at December 31	$79,470	$64,709

The accumulated benefit obligation at the end of 2004 and 2003 was $65.7 million and $52.0 million, respectively. The accumulated benefit obligations for all U.S. plans exceeded the fair value of plan assets.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2004	2003
Weighted average actuarial assumptions at December 31:
Discount rate	5.75%	6.25%
Rate of increase in compensation levels	4.00%	4.00%

Plan Assets

	December 31
(Thousands)	2004	2003
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$39,258	$30,136
Acquisition of WSP	4,603	—
Actual return on plan assets	4,998	6,806
Employer contributions	3,950	5,622
Benefits paid	(2,852)	(3,306)

Fair value of plan assets at December 31	$49,957	$39,258

20 Calgon Carbon Corporation

The asset allocation for the Company’s U.S. pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category, follows.

	Target Allocation 2005	Percentage of Plan Assets at Year End
Asset Category		2004	2003

Equity securities	70.0%	72.8%	71.7%
Debt securities	30.0	26.6	27.7
Other	—	0.6	0.6

Total	100.0%	100.0%	100.0%

The Company’s investment strategy is to earn the highest possible long-term total rate of return and minimize risk to ensure the preservation of the plan assets for the provision of benefits to participants and their beneficiaries. This is accomplished by active management of a diversified portfolio by fund managers, fund styles, asset types, risk characteristics and investment holdings.

Funded Status

	December 31
(Thousands)	2004	2003
Funded status of plans at December 31	$(29,513)	$(25,451)
Unrecognized net actuarial losses	14,328	12,438
Unrecognized prior service cost	3,772	4,244

Accrued pension cost at December 31	$(11,413)	$(8,769)

Amounts Recognized in the Balance Sheets
Accrued benefit liability (included in accrued pension and other liabilities)	$(16,624)	$(12,705)
Intangible pension asset (included in other assets)	2,342	2,366
Accumulated other comprehensive loss (pre-tax)	2,869	1,570

Net amount recognized at December 31	$(11,413)	$(8,769)

Information about the expected cash flows for the U.S. pension plans follows:

Year (Thousands)	Pension Benefits
Employer contributions
2005	$417
Benefit Payments
2005	$1,895
2006	2,875
2007	2,928
2008	3,100
2009	3,224
2010 – 2014	28,012

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31
(Thousands)	2004	2003	2002
Service cost	$2,777	$2,082	$2,214
Interest cost	4,424	3,744	3,820
Expected return on assets	(3,831)	(2,713)	(3,567)
Prior service cost	472	472	393
Net amortization	355	313	(67)
Settlement charge	—	—	422

Net periodic pension cost	$4,197	$3,898	$3,215

Calgon Carbon Corporation 21

For U.S. plans, the assumptions used in the measurement of net periodic cost are shown in the following table:

	2004	2003	2002
Weighted average actuarial assumptions at December 31:
Discount rate	6.25%	6.75%	7.25%
Expected annual return on plan assets	8.75%	8.75%	9.00%
Rate of increase in compensation levels	2.00 – 4.00%	2.00 – 4.00%	2.00 – 4.00%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices. The Company also considered its historical 10-year compounded return of 10.45% which has been in excess of these broad equity and bond benchmark indices.

For European plans, the following tables provide a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2004 and the funded status as of December 31 of both years:

Benefit Obligations

(Thousands)	2004	2003
Reconciliation of projected benefit obligation
Projected benefit obligations at January 1	$18,868	$16,306
Acquisition of WSP	10,595	—
Service cost	867	375
Interest cost	1,528	967
Employee contributions	243	138
Actuarial losses	1,624	587
Benefits paid	(877)	(2,201)
Foreign currency exchange rate changes	1,901	2,696

Projected benefit obligations at December 31	$34,749	$18,868

The accumulated benefit obligation at the end of 2004 and 2003 was $32.5 million and $17.0 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2004	2003
Weighted average actuarial assumptions at December 31:
Discount Rate	4.98%	5.43%
Rate of increase in compensation levels	3.22%	3.48%

Plan Assets

	December 31
(Thousands)	2004	2003
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$9,296	$8,068
Acquisition of WSP	5,269	—
Actual return on plan assets	1,102	723
Employer contributions	957	1,257
Employee contributions	243	138
Benefits paid	(877)	(2,201)
Foreign currency exchange rate changes	918	1,311

Fair value of plan assets at December 31	$16,908	$9,296

22 Calgon Carbon Corporation

The asset allocation for the Company’s European pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2005	2004	2003
Equity securities	60.0%	58.8%	34.1%
Debt securities	40.0	39.2	65.9
Other	—	2.0	—

Total	100.0%	100.0%	100.0%

Funded Status

	December 31
(Thousands)	2004	2003
Funded status of plans at December 31	$(17,841)	$(9,572)
Unrecognized net actuarial losses	3,020	1,335
Unrecognized net transition obligation	292	325

Accrued pension cost at December 31	$(14,529)	$(7,912)

Amounts Recognized in the Balance Sheets

Accrued benefit liability (included in accrued pension and other liabilities)	$(16,457)	$(8,926)
Intangible pension asset (included in other assets)	119	109
Accumulated other comprehensive loss (pre-tax)	1,809	905

Net amount recognized at December 31	$(14,529)	$(7,912)

At the end of 2004 and 2003, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
(Thousands)	2004	2003	2004	2003
Projected Benefit Obligation	$34,749	$18,868	$28,404	$13,433
Accumulated Benefit Obligation	$32,451	$16,962	$27,000	$12,337
Fair Value of Plan Assets	$16,908	$9,296	$11,196	$4,177

Information about the expected cash flows for the European pension plans follows:

Year (Thousands)	Pension Benefits
Employer contributions
2005	$1,501

Benefit Payments
2005	$3,719
2006	2,589
2007	1,898
2008	3,587
2009	2,360
2010 – 2014	11,731

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

Calgon Carbon Corporation 23

For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31
(Thousands)	2004	2003	2002
Service cost	$867	$375	$328
Interest cost	1,528	967	853
Expected return on assets	(1,126)	(619)	(569)
Net amortization	228	90	32

Net periodic pension cost	$1,497	$813	$644

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2004	2003	2002
Weighted average actuarial assumptions at December 31:
Discount rate	5.43%	5.78%	5.87%
Expected annual return on plan assets	6.99%	7.08%	7.25%
Rate of increase in compensation levels	3.31%	3.48%	3.46%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices. The Company also considered its historical 10-year compounded return of 5.13% which has been below these broad equity and bond benchmark indices. Management’s estimate considers their ability to manage plan asset returns to levels achieved in the broad equity and bond indices.

The non-current portion of $26.3 million and $21.1 million at December 31, 2004 and 2003, respectively, for the U.S. and European pension liabilities is included in other liabilities.

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 10% of eligible compensation. The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this defined contribution plan were not significant during the periods presented.

13. Provision for Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended December 31
(Thousands)	2004	2003	2002
Current
Federal	$61	$—	$(57)
State and local	39	16	40
Foreign	681	1,775	566

	781	1,791	549

Deferred
Federal	(1,630)	(1,805)	(283)
State and local	(648)	(180)	(1,389)
Foreign	1,667	258	2,438

	(611)	(1,727)	766

Provision for income taxes	$170	$64	$1,315

24 Calgon Carbon Corporation

Income before income taxes, equity in income (loss), minority interest and cumulative effect of change in accounting principle for 2004, 2003, and 2002 includes $7,087,000, $7,568,000, and $1,780,000, generated by operations outside the United States.

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(7.9)	(2.7)	(3.5)
Higher tax rate on foreign income	9.6	11.8	7.7
Benefit of extraterritorial income exclusion	(24.2)	(23.5)	(15.6)
Benefit of research and development tax credits	—	(14.4)	—
Benefit of foreign tax credits	(4.6)	(4.5)	(3.4)
Change in estimate of prior year’s accruals	(6.9)	(2.2)	—
Other—net	2.4	2.1	3.2

Effective income tax rate	3.4%	1.6%	23.4%

During 2003, the Company completed an analysis of its U.S. research and development expenditures. The completed analysis resulted in U.S. tax credits that will be available to offset future U.S. federal income tax of approximately $568,000.

The Company also has the following operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2004:

Type (Thousands)	Amount	Expiration Date
Tax credits—domestic	$2,254	2009–2013
Tax credits—domestic	1,691	None
Operating loss carryforwards—domestic	57,504	2005–2024
Operating loss carryforwards—foreign	53,199	None

The Company’s 2002 U.S. Federal income tax returns are currently under examination by the Internal Revenue Service. Management believes that adequate provisions for taxes have been made through December 31, 2004.

The components of deferred taxes are comprised of the following:

(Thousands)	2004	2003
Deferred tax assets
Foreign tax loss and credit carryforwards	$17,656	$12,714
U.S. net operating loss and credit carryforwards	8,927	9,265
Accruals	4,497	4,853
Inventories	968	1,090
Pensions	10,383	6,963
Goodwill and other intangible assets	6,637	9,475
Valuation reserve	(3,539)	(1,916)

Total deferred tax assets	$45,529	$42,444

Deferred tax liabilities
Property, plant and equipment	$21,326	$25,498
U.S. liability on Belgian net deferred tax assets	2,860	3,512
U.S. liability on German net deferred tax assets	2,157	2,994
U.S. liability on deferred foreign income	1,102	624
Cumulative translation adjustment	1,802	2,601

Total deferred tax liabilities	$29,247	$35,229

Net deferred tax asset	$16,282	$7,215

Calgon Carbon Corporation 25

Valuation reserves are established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation reserves are adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.

The 2004 valuation reserves represent reserves for U.S. foreign tax credits ($1,508), certain state operating loss carryforwards ($401), and certain foreign operating loss carryforwards ($1,630). The 2003 valuation reserves represent reserves for U.S. foreign tax credits ($1,721) and certain state operating loss carryforwards ($195). The 2004 increase in the valuation reserve is primarily attributed to the foreign operating losses of Waterlink (UK) Limited because it is more likely than not that these operating losses will not be realized. Included in the 2004 valuation allowance for Waterlink (UK) Limited, is $1,630 of valuation allowance, that would reduce goodwill if the related tax benefit is recognized.

14. Accumulated Other Comprehensive Income

	Currency Translation Adjustment	Minimum Pension Liability	Other	Accumulated Other Comprehensive Income
Balance, January 1, 2002	$3,538	$—	$—	$3,538
Net Change	3,041	(2,794)		247

Balance, December 31, 2002	6,579	(2,794)	—	3,785
Net Change	7,434	1,209	(114)	8,529

Balance, December 31, 2003	14,013	(1,585)	(114)	12,314
Net Change	5,421	(1,380)	(102)	3,939

Balance, December 31, 2004	$19,434	$(2,965)	$(216)	$16,253

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-United States subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. An estimate of the amount of unrecognized deferred tax liability is currently not practicable. The Company is also evaluating the implications of the new repatriation provision of the American Jobs Creation Act of 2004, which reduces the Federal income tax rate to 5.25 percent on earnings distributed from non-United States subsidiaries for a one-year period. The Company expects to complete this evaluation during 2005.

The income tax effect included in accumulated other comprehensive income for other non-U.S. subsidiaries was $178,000, $178,000, and $178,000 at December 31, 2004, 2003, and 2002, respectively. The income tax benefit associated with the minimum pension liability adjustment included in accumulated other comprehensive income was $1,706,000, $890,000, and $1,663,000 at December 31, 2004, 2003, and 2002, respectively.

15. Other Information

Repair and maintenance expenses were $9,806,000, $9,298,000, and $10,251,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Other expense—net includes net foreign currency transaction losses of $1,002,000, $256,000, and $122,000 for the years ended December 31, 2004, 2003, and 2002, tax expense other than on income of $920,000, $595,000, and $614,000 for the years ended December 31, 2004, 2003, and 2002, and a derivative gain of $16,000, $36,000, and $300,000 for the years ended December 31, 2004, 2003, and 2002.

Deferred tax (benefit) expense included in the currency translation adjustments for 2004, 2003, and 2002 was ($800,000), $152,000, and $1,370,000, respectively.

26 Calgon Carbon Corporation

16. Supplemental Cash Flow Information

(Thousands)	2004	2003	2002
Cash paid during the year for
Interest	$3,348	$2,310	$2,504
Income taxes paid-net	$1,457	$1,335	$216

Bank debt
Borrowings on short-term debt	$—	$1,208	$—
Borrowings on long-term debt	171,900	106,000	57,772
Repayments	(141,561)	(110,604)	(60,992)

Net proceeds from (repayments of) borrowings	$30,339	$(3,396)	$(3,220)

17. Derivative Instruments

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

The Company’s corporate and foreign subsidiaries use forward exchange contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations.

The Company had two derivative instruments outstanding at December 31, 2004 of which one was a foreign currency swap and one was a foreign currency forward exchange contract. The Company applied hedge accounting treatment under SFAS No. 133 for the foreign currency swap, but did not apply hedge accounting treatment for the foreign currency forward exchange contract and recorded an immaterial gain in other income. At December 31, 2003, the Company had eighteen derivative instruments outstanding and all were foreign currency forward exchange contracts. The Company applied hedge accounting treatment under SFAS No. 133 for the eighteen foreign currency forward exchange contracts held at December 31, 2003. All of the aforementioned derivative instruments are recognized on the balance sheet at their fair values which are the estimated amounts that they could be settled based on forward market exchange rates.

The eighteen foreign currency forward exchange contracts held at December 31, 2003 were treated as foreign exchange cash flow hedges regarding payment for inventory purchases. Accordingly, the effective hedge portion of the foreign exchange contracts of $0.1 million was recorded in other comprehensive income. During 2004, the $0.1 million was released from other-comprehensive income into earnings based on the timing of the sales of the underlying inventory. The release to earnings was reflected in cost of goods sold.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of ($0.3) million for the year ended December 31, 2004 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.3 million as of December 31, 2004.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the years ended December 31, 2004 and 2003, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than one year from the contract inception date. Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.

Calgon Carbon Corporation 27

18. Litigation

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

A settlement of a dispute between the Company and a customer relating to certain agreements between the parties for the engineering, procurement and provision of a perchlorate remediation system at the customer’s facility occurred in October 2004. The customer was paid $5,250,000 by the Company’s insurer and the Company made an additional payment of $750,000. The Company also agreed to waive its right to recover the retainage and final payment under the contract and to transfer certain equipment to the customer. The Company was released of any further obligation to perform under the contract. The Company fully accrued for the settlement payment of $750,000 in the first quarter of 2004 and paid the settlement during the fourth quarter of 2004.

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

28 Calgon Carbon Corporation

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

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At December 31, 2004, Calgon Mitsubishi Chemical Corporation has $16.9 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At December 31, 2004, the lenders have not requested, and the Company has not provided, such guarantee. If such guarantee were requested in the future, the Company would review the details of the guarantee before executing to ensure that the Company remains in compliance with all existing credit agreements.

Calgon Carbon Corporation 29

19. Basic and Diluted Net Income (Loss) Per Common Share

Computation of basic and diluted net income (loss) per common share is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2004	2003	2002
Income before cumulative effect of change in accounting principle available to common stockholders	$5,888	$4,485	$4,222
Cumulative Effect of Change in Accounting Principle	—	—	(30,926)

Net income available to common stockholders	$5,888	$4,485	$(26,704)

Weighted Average Shares Outstanding
Basic	39,054,142	39,000,197	38,938,875
Effect of Dilutive Securities	402,043	157,062	191,711

Diluted	39,456,185	39,157,259	39,130,586

Basic Net Income Per Common Share Before Cumulative Effect of Change in Accounting Principle	$.15	$.12	$.11
Cumulative Effect of Change in Accounting Principle	—	—	(.79)

Basic Net Income (Loss) Per Common Share	$.15	$.12	$(.69)

Diluted Net Income Per Common Share Before Cumulative Effect of Change in Accounting Principle	$.15	$.11	$.11
Cumulative Effect of Change in Accounting Principle	—	—	(.79)

Diluted Net Income (Loss) Per Common Share	$.15	$.11	$(.68)

For the years ended December 31, 2004, 2003, and 2002, there were 943,700, 1,278,775, and 1,457,200 options that were excluded from the dilutive calculation as the effect would have been antidilutive.

20. Segment Information

In the fourth quarter of 2003, management completed a strategic planning process that included reviewing how the Company compiled and reported financial information to the Company’s Chief Operating Decision Maker for its then four business segments, Activated Carbon, Service, Engineered Solutions, and Consumer.

Management concluded as part of this review that the Activated Carbon and Service segments were more appropriately reflected on a combined basis; certain equipment related service revenue and associated costs previously reported in the Engineered Solutions segment would instead be better aligned in the newly formed Activated Carbon and Service segment; and certain service equipment sales and associated costs previously reported in the Service segment would be aligned better in the Engineered Solutions segment which has been re-named the Equipment segment. As a result of the aforementioned review, beginning in the first quarter of 2004, the Company prepared and the Company’s Chief Operating Decision Maker received and reviewed financial information reflecting the three segments. The Company’s Consumer segment was not changed and remains in the same form as it did prior to December 31, 2003. The comparative periods have been restated to conform to the change in segments.

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

30 Calgon Carbon Corporation

	Year Ended December 31
(Thousands)	2004	2003	2002
Net sales
Activated Carbon and Service	$245,500	$212,186	$196,198
Equipment	55,466	33,162	38,002
Consumer	35,601	32,974	23,894

Consolidated net sales	$336,567	$278,322	$258,094

	Year Ended December 31
(Thousands)	2004	2003	2002
Income (loss) from operations before amortization and restructuring charges
Activated Carbon and Service	$14,249	$10,741	$20,206
Equipment	(2,684)	(2,622)	(8,143)
Consumer	1,423	(264)	(2,554)

	$12,988	$7,855	$9,509
Reconciling items
Restructuring charges	—	(452)	(116)
Amortization	(2,113)	(261)	(248)
Interest income	697	786	580
Interest expense	(3,409)	(2,341)	(2,568)
Other expense—net	(3,171)	(1,646)	(1,548)

Consolidated income before income taxes, equity in income (loss), minority interest and cumulative effect of change in accounting principle	$4,992	$3,941	$5,609

	Year Ended December 31
(Thousands)	2004	2003	2002
Depreciation
Activated Carbon and Service	$18,068	$17,317	$16,422
Equipment	1,383	806	1,089
Consumer	1,562	1,405	1,280

	$21,013	$19,528	$18,791
Amortization	2,113	261	248

Consolidated depreciation and amortization	$23,126	$19,789	$19,039

	Year Ended December 31
(Thousands)	2004	2003	2002
Total Assets
Activated Carbon and Service	$268,241	$222,012	$223,187
Equipment	63,424	55,310	43,955
Consumer	32,233	24,873	23,487

Consolidated total assets	$363,898	$302,195	$290,629

	Year Ended December 31
(Thousands)	2004	2003	2002
Property, plant and equipment expenditures
Activated Carbon and Service	$10,317	$6,754	$8,578
Equipment	1,640	1,028	1,661
Consumer	456	902	1,198

Consolidated property, plant and equipment expenditures	$12,413	$8,684	$11,437

Calgon Carbon Corporation 31

GEOGRAPHIC INFORMATION

Net sales are attributable to countries based on location of customer.

	Year Ended December 31
(Thousands)	2004	2003	2002
Net sales
United States	$184,824	$151,435	$147,410
Germany	34,540	29,776	24,063
United Kingdom	32,311	20,974	16,194
France	10,673	10,144	8,079
Canada	10,602	10,268	6,633
Belgium	7,579	7,018	6,942
Saudi Arabia	6,810	59	197
Japan	4,742	7,123	9,221
Other	44,486	41,525	39,355

Consolidated net sales	$336,567	$278,322	$258,094

	December 31
(Thousands)	2004	2003	2002
Long-lived assets
United States	$125,988	$109,442	$119,079
Belgium	18,948	19,183	16,933
United Kingdom	14,070	5,424	5,324
Japan	8,135	6,798	7,035
Canada	7,358	6,697	5,502
Germany	7,086	7,201	6,418
China	6,614	6,328	6,131
France	26	38	57

	$188,225	$161,111	$166,479
Deferred taxes	16,578	9,976	7,733

Consolidated long-lived assets	$204,803	$171,087	$174,212

21. Subsequent Event

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan includes the closure of two small manufacturing facilities, the divesture of two non-core businesses, and the elimination of approximately 70 employees globally. The Company communicated the plan to certain employees on February 16, 2005 and plans to communicate the plan to the remaining affected employees during the third quarter of 2005. It is unlikely that a significant change to the plan will be made or that the plan will be withdrawn.

32 Calgon Carbon Corporation

QUARTERLY FINANCIAL DATA — UNAUDITED

	2004				2003
(Thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$71,243	$97,126	$82,997	$85,201	$64,050	$78,085	$66,563	$69,624
Gross profit	$21,231	$27,749	$22,763	$24,372	$18,819	$24,347	$19,997	$20,046
Net income (loss)	$(549)	$4,249	$1,266	$922	$(1,760)	$2,992	$1,220	$2,033

Common Stock Data:
Net income (loss) per common share
Basic	$(.01)	$.11	$.03	$.02	$(.05)	$.08	$.03	$.05
Diluted	$(.01)	$.11	$.03	$.02	$(.05)	$.08	$.03	$.05

Average common shares outstanding
Basic	39,024	39,035	39,054	39,103	38,984	38,996	39,006	39,006
Diluted	39,405	39,283	39,367	39,771	39,035	39,093	39,233	39,258

Calgon Carbon Corporation 33

Part IV

Item 15.	Exhibits and Financial Statement Schedules:

A. Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K/A).

1. The following information is filed as part of this Form 10-K/A:

Financial Statements – Reports of Independent Registered Public Accounting Firms

2. The following report and schedule should be read with the Company’s consolidated financial statements in the Annual Report:

Report of Deloitte & Touche LLP dated April 24, 2007 on the Company’s financial statement schedule filed as part here of for the fiscal years ended December 31, 2004, 2003, and 2002.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated April 24, 2007; such consolidated financial statements and reports are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of and for the year ending December 31, 2004, which statements reflect total assets constituting 10 percent of consolidated total assets as of December 31, 2004, and total revenues constituting 11 percent of consolidated total revenues for the year then ended. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included as of and for the year ended December 31, 2004 for such subsidiary Chemviron UK, is based solely on the report of such other auditors. Our audits and the report of other auditors also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

April 24, 2007

SCHEDULE II

CALGON CARBON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Returns and Write-Offs	Balance at End of Year

Year ended December 31, 2004
Allowance for doubtful accounts	$3,736	$978	$(1,681)	$3,033
Year ended December 31, 2003
Allowance for doubtful accounts	3,014	1,157	(435)	3,736
Year ended December 31, 2002
Allowance for doubtful accounts	2,624	829	(439)	3,014

Description	Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions	Balance at End of Year

Year ended December 31, 2004
Income tax valuation allowance	$1,916	$1,835	$(213)	$3,538
Year ended December 31, 2003
Income tax valuation allowance	2,658	326	(1,068)	1,916
Year ended December 31, 2002
Income tax valuation allowance	2,564	544	(450)	2,658

C.	Exhibits

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALGON CARBON CORPORATION

April 24, 2007	By	/s/ JOHN S. STANIK
(Date)		John S. Stanik
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

John S. Stanik	President, Chief Executive Officer	April 24, 2007

/s/ LEROY M. BALL	Chief Financial Officer (and Principal Accounting Officer)	April 24, 2007
Leroy M. Ball

/s/ ROBERT W. CRUICKSHANK	Director	April 24, 2007
Robert W. Cruickshank

/s/ THOMAS A. MCCONOMY	Chairman	April 24, 2007
Thomas A. McConomy

/s/ WILLIAM R. NEWLIN	Director	April 24, 2007
William R. Newlin

/s/ JULIE S. ROBERTS	Director	April 24, 2007
Julie S. Roberts

/s/ TIMOTHY G. RUPERT	Director	April 24, 2007
Timothy G. Rupert

/s/ SETH E. SCHOFIELD	Director	April 24, 2007
Seth E. Schofield

/s/ JOHN P. SURMA	Director	April 24, 2007
John P. Surma

/s/ ROBERT L. YOHE	Director	April 24, 2007
Robert L. Yohe

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith