Form 10-K/A
period 2005-12-31
CALGON CARBON CORPORATION
filed 2007-04-25
CIK 812701

UNITED STATES

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

CALGON CARBON CORPORATION

FORM 10-K/A

FISCAL YEAR ENDED DECEMBER 31, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for Calgon Carbon Corporation, (the “Company”) for the fiscal year ended December 31, 2005 is being filed to amend and restate the items described below contained in the Company’s Annual Report on Form 10-K for such period originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2006.

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

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this

Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 30, 2006, or modify or update the disclosures presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

Part II

Item 8. Financial Statements and Supplementary Data:

INTERNAL CONTROLS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in the Report of Management, that Calgon Carbon Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not maintain effective controls over the collection and recording of invoices for professional services. As a result, material adjustments were necessary to present the 2005 annual financial statements in accordance with generally accepted accounting principles. As a result of the actual misstatement that occurred and the lack of other mitigating controls, this deficiency constitutes a material weakness in internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in or audit of the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated April 24, 2007 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

April 24, 2007

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of and for the years ending December 31, 2005 and 2004, which statements reflect total assets constituting 9 percent and 10 percent of consolidated total assets as of December 31, 2005 and 2004, and total revenues constituting 12 percent and 11 percent of consolidated total revenues for the year then ended. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary Chemviron UK, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

April 24, 2007

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Chemviron Carbon Limited

We have audited the accompanying consolidated balance sheets of Chemviron Carbon Limited and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemviron Carbon Limited and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Manchester, United Kingdom
April 24, 2007

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2005	2004	2003
Net Sales	$290,835	$295,877	$253,178

Cost of products sold (excluding depreciation)	215,330	207,523	174,012
Depreciation and amortization	21,042	22,004	18,854
Selling, general and administrative expenses	60,547	54,543	49,730
Research and development expenses	4,506	3,801	3,955
Gulf Coast Facility impairment charge (Note 7)	2,158	—	—
Restructuring charges	412	—	452

	303,995	287,871	247,003

Income (loss) from operations	(13,160)	8,006	6,175
Interest income	719	697	786
Interest expense	(4,891)	(3,409)	(2,341)
Other expense—net	(2,138)	(3,238)	(1,718)

Income (loss) from continuing operations before income taxes, equity in income (loss), and minority interest	(19,470)	2,056	2,902
Income tax benefit	(9,688)	(846)	(300)

Income (loss) from continuing operations before equity in income (loss), and minority interest	(9,782)	2,902	3,202
Equity in income (loss) on equity investments	(725)	1,000	429
Minority interest	—	66	179

Income (loss) from continuing operations	(10,507)	3,968	3,810
Income from discontinued operations	3,091	1,920	675

Net income (loss)	(7,416)	5,888	4,485
Other comprehensive income (loss), net of tax provision (benefit) of $3,019, ($816), and $773, respectively	(9,811)	3,939	8,529

Comprehensive income (loss)	$(17,227)	$9,827	$13,014

Basic and diluted income (loss) from continuing operations per common share	$(.27)	$.10	$.10
Income from discontinued operations per common share	$.08	$.05	$.02

Basic and diluted net income (loss) per common share	$(.19)	$.15	$.12

Weighted average shares outstanding, in thousands
Basic	39,615	39,054	39,000
Diluted	39,615	39,456	39,157

The accompanying notes are an integral part of these consolidated financial statements.

7 Calgon Carbon Corporation

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,446	$8,780
Receivables, net of allowance of $2,172 and $2,902	51,224	57,554
Revenue recognized in excess of billings on uncompleted contracts	5,443	6,766
Inventories	67,655	57,495
Deferred income taxes—current	8,448	7,939
Other current assets	6,044	4,938
Assets held for sale	21,340	25,817

Total current assets	165,600	169,289
Property, plant and equipment, net	108,745	120,332
Equity investments	7,219	8,135
Intangibles	10,049	12,180
Goodwill	33,874	34,071
Deferred income taxes—long-term	18,684	16,405
Other assets	3,697	3,486

Total assets	$347,868	$363,898

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,182	$35,447
Billings in excess of revenue recognized on uncompleted contracts	3,933	750
Restructuring reserve	320	872
Payroll and benefits payable	11,396	7,381
Accrued income taxes	10,783	12,736
Liabilities held for sale	6,683	7,253

Total current liabilities	69,297	64,439
Long-term debt	83,925	84,600
Deferred income taxes—long-term	1,389	8,235
Accrued pension and other liabilities	42,697	38,753

Total liabilities	197,308	196,027

Commitments and contingencies (Notes 10 and 19)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,459,733 and 41,958,933 shares issued	425	420
Additional paid-in capital	69,906	65,523
Retained earnings	101,833	112,804
Accumulated other comprehensive income	6,442	16,253
Deferred compensation	(917)	—

	177,689	195,000
Treasury stock, at cost, 2,787,258 shares	(27,129)	(27,129)

Total shareholders’ equity	150,560	167,871

Total liabilities and shareholders’ equity	$347,868	$363,898

The accompanying notes are an integral part of these consolidated financial statements.

Calgon Carbon Corporation 8

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(7,416)	$5,888	$4,485
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,062	23,126	19,789
Non-cash impairment and restructuring charges	2,976	—	—
Equity in (income) loss from equity investments	725	(1,000)	(429)
Distributions received from equity investments	254	—	—
Employee benefit plan provisions	4,046	4,580	4,622
Changes in assets and liabilities—net of effects from purchase of businesses:
Decrease (increase) in receivables	4,273	(3,469)	1,237
Increase in inventories	(13,009)	(2,076)	(648)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	2,787	1,410	(5,720)
(Decrease) increase in restructuring reserve	(498)	(336)	241
Increase (decrease) in accounts payable and accrued liabilities	5,346	(2,606)	(2,092)
(Decrease) increase in long-term deferred income taxes	(6,284)	(2,373)	4,606
Decrease in accrued pensions and other liabilities	(4,532)	(4,908)	(6,799)
Other items—net	2,110	1,838	2,479

Net cash provided by operating activities	12,840	20,074	21,771

Cash flows from investing activities
Purchase of businesses (net of cash)	(856)	(35,250)	—
Purchase of intangible assets	—	(687)	—
Property, plant and equipment expenditures	(15,996)	(12,413)	(8,684)
Proceeds from disposals of property, plant and equipment	1,356	1,527	642

Net cash used in investing activities	(15,496)	(46,823)	(8,042)

Cash flows from financing activities
Proceeds from borrowings	108,821	171,900	107,208
Repayments of borrowings	(109,496)	(141,561)	(110,604)
Common stock dividends	(3,555)	(4,685)	(4,679)
Common stock issued	3,050	856	—

Net cash (used in) provided by financing activities	(1,180)	26,510	(8,075)

Effect of exchange rate changes on cash	502	65	(793)

(Decrease) increase in cash and cash equivalents	(3,334)	(174)	4,861

Cash and cash equivalents, beginning of period	8,780	8,954	4,093

Cash and cash equivalents, end of period	$5,446	$8,780	$8,954

Noncash transactions from investing activities:
Purchase of an additional 20% interest in Datong Carbon Corporation	$—	$745	$—

The accompanying notes are an integral part of these consolidated financial statements.

9 Calgon Carbon Corporation

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Calgon Carbon Corporation

(Dollars in thousands, except per share data)	Common Shares Issued	Common Shares	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Sub-Total	Treasury Stock		Total
								Shares	Amount
Balance, December 31, 2002	41,750,116	$418	$64,449	$111,795	$—	$3,785	$180,447	2,787,358	$(27,129)	$153,318

2003
Net income	—	—	—	4,485	—	—	4,485	—	—	4,485
Employee and director stock plans	27,000	—	139	—	—	—	139	—	—	139
Director deferred compensation paid in stock	11,567	—	55	—	—	—	55	—	—	55
Issuance of restricted stock to management	5,000	—	26	—	—	—	26	—	—	26
Common stock dividends cash ($0.12 per share)	—	—	—	(4,679)	—	—	(4,679)	—	—	(4,679)
Translation adjustments, net of tax	—	—	—	—	—	7,434	7,434	—	—	7,434
Additional minimum pension liability, net of tax	—	—	—	—	—	1,209	1,209	—	—	1,209
Unrecognized loss on derivatives, net of tax	—	—	—	—	—	(114)	(114)	—	—	(114)
Treasury stock issued	—	—	—	—	—	—	—	(100)	—	—

Balance, December 31, 2003	41,793,683	$418	$64,669	$111,601	$—	$12,314	$189,002	2,787,258	$(27,129)	$161,873

2004
Net income	—	—	—	5,888	—	—	5,888	—	—	5,888
Employee and director stock plans	165,250	2	854	—	—	—	856	—	—	856
Common stock dividends cash ($0.12 per share)	—	—	—	(4,685)	—	—	(4,685)	—	—	(4,685)
Translation adjustments, net of tax	—	—	—	—	—	5,421	5,421	—	—	5,421
Additional minimum pension liability, net of tax	—	—	—	—	—	(1,380)	(1,380)	—	—	(1,380)
Unrecognized loss on derivatives, net of tax	—	—	—	—	—	(102)	(102)	—	—	(102)

Balance, December 31, 2004	41,958,933	$420	$65,523	$112,804	$—	$16,253	$195,000	2,787,258	$(27,129)	$167,871

2005
Net loss	—	—	—	(7,416)	—	—	(7,416)	—	—	(7,416)
Employee and director stock plans	500,800	5	4,383	—	(1,338)	—	3,050	—	—	3,050
Employee and director deferred compensation	—	—	—	—	421	—	421	—	—	421
Common stock dividends cash ($.09 per share)	—	—	—	(3,555)	—	—	(3,555)	—	—	(3,555)
Translation adjustments, net of tax	—	—	—	—	—	(4,799)	(4,799)	—	—	(4,799)
Additional minimum pension liability, net of tax	—	—	—	—	—	(4,856)	(4,856)	—	—	(4,856)
Unrecognized loss on derivatives, net of tax	—	—	—	—	—	(156)	(156)	—	—	(156)

Balance, December 31, 2005	42,459,733	$425	$69,906	$101,833	$(917)	$6,442	$177,689	2,787,258	$(27,129)	$150,560

The accompanying notes are an integral part of these consolidated financial statements.

Calgon Carbon Corporation 10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calgon Carbon Corporation

1. Summary of Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada, Inc., Chemviron Carbon Ltd., Calgon Carbon Investments Inc., Solarchem Environmental Systems Inc., Charcoal Cloth (International) Limited, Charcoal Cloth Ltd., Advanced Separation Technologies Inc., Calgon Carbon (Tianjin) Co., Ltd., Calgon Carbon Asia Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Croftshaw Ltd., Sutcliffe Speakman Ltd., Sutcliffe Speakman Carbons Ltd., Lakeland Processing Ltd., and Sutcliffe Speakmanco 5 Ltd. In December 2004, the Company increased its equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million which resulted in the Company recording additional goodwill of $0.4 million. The Company has a 49% ownership stake in a joint venture with Mitsubishi Chemical Corporation named Calgon Mitsubishi Chemical Corporation (CMCC). CMCC is accounted for in the Company’s financial statements under the equity method. In May 2005, the Company formed a joint venture company with C. Gigantic Carbon which was named Calgon Carbon (Thailand) Ltd. The joint venture is 20% owned by the Company which is accounted for in the Company’s financial statements under the equity method.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill and intangible assets with indefinite useful lives not be amortized but should be tested for impairment at least annually. As required by SFAS No. 142, management has allocated goodwill to the Company’s reporting units. Management has elected to do the annual impairment test on December 31 of each year and determined that no such impairment existed at December 31, 2005, 2004, and 2003, based on the Company’s evaluation.

Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives in addition to being evaluated when there is an indicator of impairment as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

11 Calgon Carbon Corporation

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

Income Taxes

The Company provides an estimate for income taxes based on an evaluation of the underlying accounts, its tax filing positions and interpretations of existing law. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. The Company does not believe that the resolution of existing unresolved tax matters will have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income and comprehensive income for a particular future period and on the Company’s effective tax rate.

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

No provision is made for United States income taxes on the undistributed earnings of non-United States subsidiaries because these earnings are permanently invested or otherwise indefinitely retained for continuing international operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Pensions

Substantially all U.S. employees of the Company are covered by one of three non-contributory defined benefit pension plans. It is the Company’s policy to annually fund these plans, subject to minimum and maximum amounts specified by governmental regulations. In Europe, employees are also covered by various defined benefit pension plans or government-sponsored defined contribution plans. The Company funds these plans according to local laws and practices.

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

Derivative Instruments

The Company applies Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates or interest rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. The premium or discount on the contracts is amortized over the life of the contract. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes.

Calgon Carbon Corporation 12

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for transactions in which an entity exchanges its equity instruments or certain liabilities based upon an entity’s equity instruments for goods or services. SFAS No. 123R generally requires that publicly traded companies measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. Management expects that the provisions of SFAS No. 123R will be effective for the Company beginning January 1, 2006 as required. Management has not yet completed its evaluation of the impact of the adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company plans to adopt SFAS No. 154 effective January 1, 2006 as required.

In December 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company has identified no material conditional asset retirement obligations and as a result, the adoption of FIN 47 had no material impact on the financial statements.

Labor Agreements

Collective bargaining agreements cover approximately 32% of the Company’s labor force at December 31, 2005 under agreements which expire in 2007, 2008 and 2009.

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

	Year Ended December 31
(Dollars in thousands except per share data)	2005	2004	2003
Net income (loss)
As reported	$(7,416)	$5,888	$4,485
Stock-based employee compensation expense included in reported net income (loss), net of tax effects	$256	$—	$—
Stock based compensation, net of tax effect	$(769)	$(979)	$(1)
Pro forma	$(7,929)	$4,909	$4,484

Net income (loss) per common share
Basic
As reported	$(.19)	$.15	$.12
Pro forma	$(.20)	$.13	$.12
Diluted
As reported	$(.19)	$.15	$.11
Pro forma	$(.20)	$.12	$.11

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	.71%	1.59%	2.21%
Risk-free interest rates	3.38–4.53%	3.03–3.26%	2.68–5.87%
Expected volatility	36–44%	43–46%	42–46%
Expected lives of options	5 years	5 years	5 years

13 Calgon Carbon Corporation

2. Acquisitions

On February 18, 2004, the Company acquired substantially all of the assets of Waterlink, Incorporated’s (“WSP”) United States-based subsidiary, Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom.

Known as Barnebey Sutcliffe in the United States and Sutcliffe Speakman in the United Kingdom, WSP is a leading provider of products, equipment, systems and services related to activated carbon and its uses for water and air purification, solvent recovery, odor control and chemical processing. The primary reasons for the Company’s acquisition of WSP were to complement the Company’s existing business in terms of (i) expanding its customer base; (ii) diversifying its product mix; (iii) providing access to profitable, niche markets; and (iv) enhancing profitability and cash flow.

The aggregate purchase price, including direct acquisition costs, and net of cash acquired, was $35.3 million, plus the assumption of certain non-working capital liabilities amounting to $14.2 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility (see Note 9).

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

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan included the divestiture of two non-core businesses in order to allow the Company to focus on its core activated carbon and service related businesses. In the fourth quarter of 2005, management concluded such divestitures are probable and the Company reclassified the following businesses from continuing operations to discontinued operations and assets held for sale for all periods presented: Charcoal/Liquid in Bodenfelde, Germany and Solvent Recovery in Columbus, Ohio; Vero Beach, Florida; and Ashton, United Kingdom. The Charcoal/Liquid and Solvent Recovery businesses were reported in the Company’s Consumer and Equipment segments, respectively. As of December 31, 2005, no gain or loss has been recorded related to the divestitures. The pro forma effects of these dispositions are reflected on the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income through their treatment as discontinued businesses.

The following table details selected financial information for the businesses included within the discontinued operations in the Consolidated Statements of Income and Comprehensive Income:

	Charcoal/Liquid			Solvent Recovery
	Year Ended December 31			Year Ended December 31
Dollars in Thousands)	2005	2004	2003	2005	2004	2003
Net sales	$30,037	$25,160	$22,432	$13,916	$15,530	$2,712

Income from operations	2,973	2,080	1,017	1,709	789	(49)
Other income—net	44	67	72	—	—	—

Income before income taxes	3,017	2,147	1,089	1,709	789	(49)
Provision for income taxes	1,044	743	382	591	273	(17)

Income from discontinued operations	$1,973	$1,404	$707	$1,118	$516	$(32)

Calgon Carbon Corporation 14

The major classes of assets and liabilities of operations held for sale in the Consolidated Balance Sheets are as follows:

	Charcoal/Liquid		Solvent Recovery
	Year Ended December 31		Year Ended December 31
(Dollars in Thousands)	2005	2004	2005	2004
Assets:
Receivables	$1,059	$1,123	$4,018	$2,921
Inventories	6,924	7,203	113	145
Property, plant and equipment, net	7,310	8,897	42	56
Goodwill	—	—	1,000	1,000
Other assets	181	305	693	4,167

Total assets held for sale	$15,474	$17,528	$5,866	$8,289

Liabilities:
Accounts payable and accrued liabilities	2,604	3,430	3,157	2,793
Accrued pension and other liabilities	922	1,030	—	—

Total liabilities held for sale	$3,526	$4,460	$3,157	$2,793

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

4. Restructuring of Operations

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan included the closure of two small manufacturing facilities, the potential divestiture of two non-core businesses, and the elimination of approximately 70 employees globally. All activities related to the re-engineering plan other than the divestitures were completed by year-end 2005. The divestiture of the Charcoal/Liquid business occurred on February 17, 2006, and the divestiture of the solvent recovery business is expected to be completed during the first quarter of 2006.

The restructuring charges for the years ended December 31, 2005, 2004 and 2003 were:

	December 31
(Thousands)	2005	2004	2003
Pension curtailment charge	$215	$—	$—
Closure of manufacturing facilities	197	—	—
Employee severance and termination benefit costs	—	—	(64)
Other costs	—	—	516

Total	$412	$—	$452

The 2003 restructuring costs primarily related to ongoing lease commitments for rental space which had been abandoned as a result of the Company’s 1999 restructuring plan.

5. Inventories

	December 31
(Thousands)	2005	2004
Raw materials	$16,501	$13,907
Finished goods	51,154	43,588

Total	$67,655	$57,495

Inventories at December 31, 2005 and 2004 are recorded net of reserves of $1,482,000 and $1,282,000, respectively, for obsolete and slow-moving items.

15 Calgon Carbon Corporation

6. Property, Plant and Equipment

	December 31
(Thousands)	2005	2004
Land and improvements	$10,581	$11,328
Buildings	27,836	25,929
Machinery, equipment and customer capital	286,753	298,886
Computer hardware and software	18,191	18,269
Furniture and vehicles	7,368	8,249
Construction-in-progress	11,640	4,779

	$362,369	$367,440
Less accumulated depreciation	(253,624)	(247,108)

Net	$108,745	$120,332

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

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the available capacity at other existing locations. The Company conducted an impairment review of the plant’s assets, having a net book value of $1.8 million, in connection with the temporary idling of the facility, and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in 2007. If management concludes that the idling of the plant beyond 2007 is warranted, operating results may be adversely affected by impairment charges.

7. Goodwill and Intangible Assets

The Company used a combination of methods to determine the fair value of the intangible assets of the acquired Waterlink Specialty Products (see Note 2), including the cost approach, the market approach, and the income approach. The acquired intangible assets consist primarily of customer contracts and customer relationships and are recognized apart from goodwill. The acquired intangible assets’ useful lives are based on the expected future cash flows the Company is expected to realize and the amortization will be recognized to match the expected cash flows.

The following is the categorization of the Company’s intangible assets as of December 31, 2005 and 2004, respectively:

	Weighted Average Amortization Period	December 31, 2005			December 31, 2004
		Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(711)	$1,369	$—	$(626)
Customer Relationships	17.0 Years	9,323	(206)	(2,316)	9,323	(21)	(1,104)
Customer Contracts	2.8 Years	664	(19)	(577)	664	3	(325)
License Agreement	5.0 Years	500	—	(217)	500	—	(117)
Other	7.9 Years	665	—	(270)	665	—	(161)
Unpatented Technology	20.0 Years	2,875	—	(1,031)	2,875	—	(865)

Total	15.8 Years	$15,396	$(225)	$(5,122)	$15,396	$(18)	$(3,198)

For the years ended December 31, 2005, 2004 and 2003 the Company recognized $1.9 million, $2.0 million, and $0.3 million, respectively, of amortization expense from continuing operations related to intangible assets. The Company estimates amortization expense from continuing operations recognized during the next five years to be $1.8 million in 2006, $1.5 million in 2007, $1.3 million in 2008, $1.1 million in 2009, and $0.9 million in 2010.

Calgon Carbon Corporation 16

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2005 and 2004 are as follows:

	Activated Carbon and Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2004	$5,801	$12,505	$60	$18,366
Acquisition of WSP	15,137	—	—	15,137
Acquisition of additional 20% interest in Datong Carbon Corporation	417	—	—	417
Foreign exchange	(372)	523	—	151

Balance as of December 31, 2004	$20,983	$13,028	$60	$34,071

Foreign exchange	(449)	252	—	(197)

Balance as of December 31, 2005	$20,534	$13,280	$60	$33,874

8. Product Warranties

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
	2005	2004	2003
Beginning Balance	$1,184	$1,985	$1,799
Payments and replacement product	(468)	(426)	(757)
Additions to warranty reserve for warranties issued during the period	515	497	903
Change in the warranty reserve for pre-existing warranties	(203)	(872)	40

Ending Balance	$1,028	$1,184	$1,985

9. Borrowing Arrangements

Long-Term Debt

	December 31
(Thousands)	2005	2004
United States credit facilities	$81,000	$81,600
Industrial revenue bonds	2,925	3,000

Total	$83,925	$84,600
Less current maturities of long-term debt	—	—

Net	$83,925	$84,600

United States Credit Facilities

At December 31, 2005, the Company had a $125.0 million revolving credit facility. Borrowings under this facility were being charged a weighted average interest rate of 6.24% at December 31, 2005.

Included in the credit facility was a letter of credit sub-facility that could not exceed $30.0 million. The interest rate was based upon euro-based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin ranged from 0.80% to 1.85% and the annual facility fee ranged from 0.20% to 0.40% of the committed amount and is based upon the Company’s ratio of debt to earnings before interest, income taxes, depreciation and amortization (EBITDA).

The credit facility’s covenants imposed financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays and operating assets to debt and net worth. In addition, the facility imposed gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility also contained mandatory prepayment provisions for proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

17 Calgon Carbon Corporation

At September 30, 2005, the Company was in violation of its leverage covenant, a ratio of debt to EBITDA as defined in the credit agreement and all debt outstanding under this facility was classified as short term. In November 2005, the Company secured a waiver of this covenant which was scheduled to expire on January 31, 2006. The terms of the waiver increased the leverage covenant which limited borrowings to no more than 3.25 times trailing four quarters EBITDA to 3.75 for the September 30, 2005 testing period and included a requirement that the Company’s borrowings (as defined in the agreement) not exceed $105.0 million during the waiver period. Availability under this credit facility at December 31, 2005 was $13.9 million. Also, as a condition of the waiver, the Company and certain of its subsidiaries were required to enter into a security agreement granting a blanket security interest in favor of the lenders, and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. In addition, the Company agreed to execute mortgages, if requested, on its U.S. real property.

On January 30, 2006, the Company amended and restated its then existing $125.0 million revolving credit facility. The amended $118.0 million facility consists of a $100.0 million revolving loan and an $18.0 million term loan. Current commitments from the lenders under the new agreement total $105.0 million with an additional $13.0 million available to the existing or new lenders. The amended and restated facility is secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries.

Included in the credit facility is a letter of credit sub-facility that cannot exceed $30.0 million. The interest rate is based upon euro-based (LIBOR) rates with other interest rate options available. The applicable Euro Dollar margin ranges from 1.25% to 2.50%, and an unused commitment fee that ranges from 0.25% to 0.50% and is based upon the Company’s ratio of debt to EBITDA. The credit facility’s covenants impose financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays and operating assets to debt and minimum net worth. In addition, the facility imposes gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The facility also contains mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts of certain events as defined within the loan agreement.

On February 23, 2006, the Company, as required by the amended credit facility, repaid the $18.0 million term loan with the proceeds from the sale of the Company’s Charcoal/Liquid business. The remaining $100.0 million revolving loan has $87.0 million of funding commitments from the Company’s lenders. The Company intends to secure the remaining $13.0 million of commitments either through its existing lenders or new lenders before the end of the first quarter of 2006.

In March 2006, the Company amended its U.S. credit facility to clarify elements of certain covenants and to finalize an amount used for one of the add-back provisions of the covenants that were required to be met as of December 31, 2005 as conditions to the closing of the facility. The Company was in compliance with these covenants as of December 31, 2005, as amended.

The Company has classified the amounts outstanding on its revolving credit facility at December 31, 2005 as long term in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Industrial Revenue Bonds

The Mississippi Industrial Revenue Bonds totaling $2.9 million and $3.0 million at December 31, 2005 and 2004, respectively, bear interest at a variable rate and mature in May 2009. The interest rate as of December 31, 2005 was 3.02%. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearl River, Mississippi plant.

Belgian Credit Facility

The Company maintains a Belgian credit facility totaling 4.0 million euros which is secured by a U.S. letter of credit. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2005. Bank guarantees of 1.5 million euros were issued as of December 31, 2005. The maturity date of this facility is December 15, 2006. Availability under this facility was 2.5 million euros at December 31, 2005.

United Kingdom Credit Facilities

The Company maintains a United Kingdom unsecured overdraft facility totaling 200,000 British Pounds Sterling. There are no financial covenants and the Company had no outstanding borrowings under this overdraft facility as of December 31, 2005. This facility is reviewed annually. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility.

The Company also maintains a United Kingdom unsecured bonds, guarantees and indemnities facility totaling 500,000 British Pounds Sterling. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility. This facility was fully utilized at December 31, 2005.

Fair Value of Long-Term Debt

Substantially all long-term debt is based on rates that float with Euro Dollar-based rates or prime rates, and, accordingly, the carrying value of these obligations approximates their fair value.

Maturities of Debt

The Company is obligated to make principal payments on long-term debt outstanding, after taking into account the January 30, 2006 refinancing, at December 31, 2005 of $1.8 million in 2006, of $3.6 million in 2007, $75.6 million in 2008, and $2.9 million in 2009, and excluding the $18.0 million repayment made on February 23, 2006.

Calgon Carbon Corporation 18

10. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $5.0 million in 2006, $3.8 million in 2007, $3.0 million in 2008, $2.7 million in 2009, $2.5 million in 2010, and $12.2 million thereafter. Total rental expenses on all operating leases were $8.2 million, $4.9 million, and $5.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information system services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Thousands)	2005	2004	2003
Raw and other materials	$26,101	$11,667	$11,228
Transportation	4,297	3,983	3,954
Information system services	2,427	3,370	2,054

Total payments	$32,825	$19,020	$17,236

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Thousands)	2006	2007	2008	2009	2010	Thereafter
Raw and other materials	$23,033	$17,890	$13,120	$5,711	$5,711	$5,711
Transportation	1,680	1,694	1,725	288	—	—
Information system services	2,042	2,042	2,042	2,042	2,042	—

Total contractual cash obligations	$26,755	$21,626	$16,887	$8,041	$7,753	$5,711

11. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of December 31, 2005, 11,300 shares have been purchased under this stock buy back program.

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

19 Calgon Carbon Corporation

12. Stock Compensation Plans

At December 31, 2005, the Company had two stock-based compensation plans that are described below.

Employee Stock Option Plan

The Company has an Employee Stock Option Plan for officers and other key employees of the Company which permits grants of up to 8,238,640 shares of the Company’s common stock. Stock options may be “nonstatutory” or “incentive” with a purchase price of not less than 100% of the fair market value on the date of grant, “restricted,” or “restricted performance.” Stock appreciation rights may be granted at date of option grant or at any later date during the term of the option. “Incentive” stock options granted since 1986 become exercisable no less than six months after the date of grant and are no longer exercisable after the expiration of four to ten years from the date of grant.

A summary of the Plan activity for the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,507,750	$6.52	2,172,250	$6.27	3,138,150	$6.66
Granted	353,800	2.75	575,500	7.03	94,000	5.66
Exercised	(469,550)	6.03	(165,250)	5.17	(27,000)	5.19
Canceled	(12,300)	6.88	(74,750)	7.59	(1,032,900)	7.42

Outstanding at end of year	2,379,700	$6.00	2,507,750	$6.52	2,172,250	$6.27
Options exercisable at year end	988,650		1,464,500		968,600
Weighted-average fair value of options granted during the year		$3.08		$2.68		$2.03

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00	240,800	9.1 Years	$—	—	$—
$4.96 to $7.25	1,509,500	6.6 Years	6.06	466,250	5.85
$7.63 to $9.35	629,400	7.0 Years	8.14	522,400	8.01

	2,379,700	6.8 Years	$6.00	988,650	$6.99

Non-Employee Directors’ Stock Option Plan

The 1993 Non-Employee Directors’ Stock Option Plan, as last amended in 2005, provides for an annual grant on the day following the Annual Meeting of Stockholders of option shares equal to a number of shares which will result in a Black-Scholes calculated value of $25,000 per Director on the date of grant. The options vest and become exercisable six months after the date of grant and, in general, expire ten years after the date of grant.

A summary of the Plan activity for the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	435,300	$7.08	379,300	$7.11	293,200	$7.76
Granted	51,810	8.32	56,000	6.89	86,100	4.90
Exercised	(31,250)	7.06	—	—	—	—
Canceled	(5,123)	14.45	—	—	—	—

Outstanding at end of year	450,737	$7.14	435,300	$7.08	379,300	$7.11
Options exercisable at year end	445,225		435,300		379,300
Weighted-average fair value of options granted during the year		$2.99		$2.47		$1.85

Calgon Carbon Corporation 20

The following table summarizes information about stock options outstanding under the Non-Employee Stock Option Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.90 to $6.89	254,489	6.5 Years	$6.01	248,977	$6.02
$8.06 to $8.39	190,148	6.6 Years	8.39	190,148	8.39
$15.50	6,100	0.4 Years	15.50	6,100	15.50

	450,737	6.5 Years	$7.14	445,225	$7.16

13. Pensions

The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all of its pension plans.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2005 and the funded status as of December 31 of both years:

Benefit Obligations

	December 31
(Thousands)	2005	2004
Reconciliation of projected benefit obligation
Projected benefit obligations at January 1	$79,470	$64,709
Acquisition of WSP	—	7,000
Service cost	2,954	2,777
Interest cost	4,714	4,424
Amendments	(299)	—
Actuarial losses	6,899	3,542
Benefits paid	(2,999)	(2,852)
Curtailment	(2,202)	(130)

Projected benefit obligations at December 31	$88,537	$79,470

The accumulated benefit obligation at the end of 2005 and 2004 was $76.6 million and $65.7 million, respectively. For all U.S. plans, at December 31, 2005 and 2004, the projected benefit obligation and accumulated benefit obligation each exceed fair value of plan assets. Two of the Company’s U.S. plans were amended to allow non-union employees a one-time choice between continued accrual of benefits under the existing plan as of December 31, 2005 or to begin accruing benefits under the Retirement Savings Plan effective January 1, 2006. In addition, the Company’s Salaried Plan has been closed to new participants. The Company also incurred curtailment charges related to the aforementioned amendment as well as the reduction in workforce as a result of the Company’s 2005 re-engineering plan.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2005	2004
Weighted average actuarial assumptions at December 31:
Discount rate	5.60%	5.75%
Rate of increase in compensation levels	4.00%	4.00%

21 Calgon Carbon Corporation

Plan Assets

	December 31
(Thousands)	2005	2004
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$49,957	$39,258
Acquisition of WSP	—	4,603
Actual return on plan assets	2,136	4,998
Employer contributions	2,394	3,950
Benefits paid	(2,999)	(2,852)

Fair value of plan assets at December 31	$51,488	$49,957

The asset allocation for the Company’s pension plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category, is as follows.

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2006	2005	2004
Equity securities	70.0%	73.4%	72.8%
Debt securities	30.0	25.9	26.6
Other	—	0.7	0.6

Total	100.0%	100.0%	100.0%

The Company’s investment strategy is to earn the highest possible long-term total rate of return and minimize risk to ensure the preservation of the plan assets for the provision of benefits to participants and their beneficiaries. This is accomplished by active management of a diversified portfolio by fund managers, fund styles, asset types, risk characteristics and investment holdings.

Funded Status

	December 31
(Thousands)	2005	2004
Funded status of plans at December 31	$(37,049)	$(29,513)
Unrecognized net actuarial losses	20,318	14,328
Unrecognized prior service cost	2,288	3,772

Accrued pension cost at December 31	$(14,443)	$(11,413)

Amounts Recognized in the Balance Sheets
Accrued benefit liability (included in accrued pension and other liabilities)	$(25,551)	$(16,624)
Intangible pension asset (included in other assets)	2,288	2,342
Accumulated other comprehensive loss (pre-tax)	8,820	2,869

Net amount recognized at December 31	$(14,443)	$(11,413)

Information about the expected cash flows for the U.S. pension plans is as follows:

Year (Thousands)	Pension Benefits
Employer contributions
2006	$4,448

Benefit Payments
2006	$3,007
2007	2,861
2008	3,173
2009	3,143
2010	5,308
2011-2015	27,144

Calgon Carbon Corporation 22

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31
(Thousands)	2005	2004	2003
Service cost	$2,954	$2,777	$2,082
Interest cost	4,714	4,424	3,744
Expected return on assets	(4,154)	(3,831)	(2,713)
Prior service cost	459	472	472
Net amortization	634	355	313
Curtailment	818	—	—

Net periodic pension cost	$5,425	$4,197	$3,898

The Company incurred curtailment charges during 2005 due to plan amendments as well as the reduction in workforce as a result of the 2005 re-engineering plan.

For U.S. plans, the assumptions used in the measurement of net periodic cost are shown in the following table:

	2005	2004	2003
Weighted average actuarial assumptions at December 31:
Discount rate	5.75%	6.25%	6.75%
Expected annual return on plan assets	8.50%	8.75%	8.75%
Rate of increase in compensation levels	3.22-4.00%	2.00-4.00%	2.00-4.00%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices. The Company also considered its historical 10-year compounded return of 8.09% which has been in excess of these broad equity and bond benchmark indices.

For European plans, the following tables provide a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2005 and the funded status as of December 31 of both years:

Benefit Obligations

(Thousands)	2005	2004
Reconciliation of projected benefit obligation
Projected benefit obligations at January 1	$34,749	$18,868
Acquisition of WSP	—	10,595
Service cost	864	867
Interest cost	1,583	1,528
Employee contributions	244	243
Actuarial losses	4,949	1,624
Benefits paid	(3,562)	(877)
Foreign currency exchange rate changes	(4,505)	1,901

Projected benefit obligations at December 31	$34,322	$34,749

The accumulated benefit obligation at the end of 2005 and 2004 was $31.1 million and $32.5 million, respectively.

23 Calgon Carbon Corporation

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2005	2004
Weighted average actuarial assumptions at December 31:
Discount rate	4.45%	4.98%
Rate of increase in compensation levels	3.75%	3.22%

Plan Assets

	December 31
(Thousands)	2005	2004
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$16,908	$9,296
Acquisition of WSP	—	5,269
Actual return on plan assets	2,096	1,102
Employer contributions	2,137	957
Employee contributions	244	243
Benefits paid	(3,562)	(877)
Foreign currency exchange rate changes	(2,033)	918

Fair value of plan assets at December 31	$15,790	$16,908

The asset allocation for the Company’s pension plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category, is as follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2006	2005	2004
Equity securities	60.0%	50.4%	58.8%
Debt securities	40.0	39.6	39.2
Other	—	10.0	2.0

Total	100.0%	100.0%	100.0%

Funded Status

	December 31
(Thousands)	2005	2004
Funded status of plans at December 31	$(18,532)	$(17,841)
Unrecognized net actuarial losses	6,204	3,020
Unrecognized net transition obligation	208	292

Accrued pension cost at December 31	$(12,120)	$(14,529)

Amounts Recognized in the Balance Sheets
Accrued benefit liability (included in accrued pension and other liabilities)	$(15,933)	$(16,457)
Intangible pension asset (included in other assets)	88	119
Accumulated other comprehensive loss (pre-tax)	3,725	1,809

Net amount recognized at December 31	$(12,120)	$(14,529)

Calgon Carbon Corporation 24

At the end of 2005 and 2004, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
(Thousands)	2005	2004	2005	2004
Projected Benefit Obligation	$34,322	$34,749	$29,561	$28,404
Accumulated Benefit Obligation	$31,065	$32,451	$27,147	$27,000
Fair Value of Plan Assets	$15,790	$16,908	$11,554	$11,196

Information about the expected cash flows for the European pension plans is as follows:

Year (Thousands)	Pension Benefits
Employer contributions
2006	$1,993

Benefit Payments
2006	$1,593
2007	1,120
2008	1,099
2009	1,442
2010	1,916
2011-2015	12,340

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31
(Thousands)	2005	2004	2003
Service cost	$864	$867	$375
Interest cost	1,583	1,528	967
Expected return on assets	(1,739)	(1,126)	(619)
Net amortization	820	228	90

Net periodic pension cost	$1,528	$1,497	$813

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2005	2004	2003
Weighted average actuarial assumptions at December 31:
Discount rate	4.98%	5.43%	5.78%
Expected annual return on plan assets	7.16%	6.99%	7.08%
Rate of increase in compensation levels	3.22%	3.31%	3.48%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices. The Company also considered its historical 10-year compounded return of 6.31% which has been below these broad equity and bond benchmark indices. Management’s estimate considers the achievement of plan asset returns at or in excess of levels attained in the broad equity and bond indices.

The non-current portion of $37.3 million and $26.3 million at December 31, 2005 and 2004, respectively, for the U.S. and European pension liabilities is included in other liabilities.

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. The Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of employee compensation. Employer contributions vest immediately. Total expenses related to this defined contribution plan were $0.2 million, $0.2 million, and $0.2 million at December 31, 2005, 2004, and 2003, respectively.

25 Calgon Carbon Corporation

14. Benefit for Income Taxes

The components of the provision (benefit) for income taxes for continuing operations were as follows:

	Year Ended December 31
(Thousands)	2005	2004	2003
Current
Federal	$(2,167)	$51	$—
State and local	(7)	39	16
Foreign	304	575	1,775

	(1,870)	665	1,791

Deferred
Federal	(8,800)	(1,794)	(2,000)
State and local	(1,027)	(649)	(180)
Foreign	1,713	932	89

	(8,114)	(1,511)	(2,091)

Tax expense on repatriation	296	—	—

Benefit for income taxes for continuing operations	$(9,688)	$(846)	$(300)

Income from continuing operations before income taxes, equity in income (loss), and minority interest for 2005, 2004, and 2003 includes $9.4 million, $7.1 million and $7.6 million, generated by operations outside the United States.

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	(19.3)	(3.7)
Higher tax rate on foreign income	0.7	23.7	16.0
Benefit of extraterritorial income exclusion	(0.2)	(58.6)	(32.0)
Benefit of research and development tax credits	—	—	(19.6)
Benefit of foreign tax credits	2.0	(11.2)	(6.2)
Revision of prior year’s accruals	—	(16.8)	—
Tax statute expiration	11.1	—	—
Other—net	(2.2)	6.1	0.2

Effective income tax rate	49.8%	(41.1)%	(10.3)%

The Company completed its evaluation of the new law on repatriation of foreign earnings during December 2005. The new law reduced the federal income tax rate to 5.25% of earnings distributed from non-United States based subsidiaries for a one-year period. The Company repatriated a total of $4.9 million from two wholly owned subsidiaries ($1.7 million from Calgon Carbon Canada, Inc. and $3.2 million from Chemviron Carbon, Ltd.). The current income tax included in the provision for this repatriation is $0.3 million. The Company has not changed its policy of permanent reinvestment under APB No. 23 due to this one-time repatriation of earnings.

The Company also has the following operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2005:

Type (Thousands)	Amount	Expiration Date
Tax credits—domestic	$3,684	2009-2022
Tax credits—domestic	637	None
Operating loss carryforwards — domestic	86,113	2006-2025
Operating loss carryforwards—foreign	37,828	None

The Company’s 2002 U.S. federal income tax returns were examined by the Internal Revenue Service and no changes were made to the tax reported.

Calgon Carbon Corporation 26

The components of deferred taxes are comprised of the following:

(Thousands)	2005	2004
Deferred tax assets
Foreign tax loss and credit carryforwards	$12,393	$17,656
U.S. net operating loss and credit carryforwards	14,757	8,927
Accruals	5,015	4,497
Inventories	1,087	968
Pensions	11,385	9,330
Goodwill and other intangible assets	4,897	6,658
Valuation reserve	(3,382)	(3,539)

Total deferred tax assets	$46,152	$44,497

Deferred tax liabilities
Property, plant and equipment	$17,929	$21,326
U.S. liability on Belgian net deferred tax assets	1,232	2,860
U.S. liability on German net deferred tax assets	1,101	2,157
U.S. liability on deferred foreign income	695	1,102
Cumulative translation adjustment	(548)	943

Total deferred tax liabilities	$20,409	$28,388

Net deferred tax asset	$25,743	$16,109

Valuation reserves are established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation reserves are adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.

The 2005 valuation reserves represent reserves for U.S. foreign tax credits ($1,338), certain state operating loss carryforwards ($588), and certain foreign operating loss carryforwards ($1,456). The 2004 valuation reserves represent reserves for U.S. foreign tax credits ($1,508), certain state operating loss carryforwards ($401) and certain foreign operating loss carryforwards ($1,630). The 2005 decrease in the valuation reserve was attributable to recording a foreign tax credit benefit, an additional reserve for state loss carryforwards, and foreign exchange on the foreign loss carryforwards.

15. Accumulated Other Comprehensive Income (Loss)

	Currency Translation Adjustment	Minimum Pension Liability	Other	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$6,579	$(2,794)	$—	$3,785
Net Change	7,434	1,209	(114)	8,529

Balance, December 31, 2003	14,013	(1,585)	(114)	12,314
Net Change	5,421	(1,380)	(102)	3,939

Balance, December 31, 2004	19,434	(2,965)	(216)	16,253
Net Change	(4,799)	(4,856)	(156)	(9,811)

Balance, December 31,2005	$14,635	$(7,821)	$(372)	$6,442

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-United States subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. An estimate of the amount of unrecognized deferred tax liability is currently not practicable. The Company has made a one-time repatriation under the new law on repatriations, but has not changed its policy of permanent reinvestment under APB No. 23 “Accounting for Income Taxes—Special Areas” due to this one-time repatriation of earnings.

The income tax effect included in accumulated other comprehensive income (loss) for other non-U.S. subsidiaries was $178,000 at December 31, 2005, 2004, and 2003. The income tax benefit associated with the minimum pension liability adjustment included in accumulated other comprehensive income was $4,725,000, $1,706,000, and $890,000 at December 31, 2005, 2004, and 2003, respectively.

27 Calgon Carbon Corporation

16. Other Information

Repair and maintenance expenses were $9,294,000, $9,806,000 and $9,298,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Other expense—net includes net foreign currency transaction losses of $139,000, $1,002,000 and $256,000 for the years ended December 31, 2005, 2004, and 2003, tax expense other than on income of $743,000, $920,000 and $595,000 for the years ended December 31, 2005, 2004, and 2003, and a derivative gain of $0, $16,000, and $36,000 for the years ended December 31, 2005, 2004 and 2003.

Deferred tax (benefit) expense included in the currency translation adjustments for 2005, 2004, and 2003 was ($1,491,000), ($800,000), and $152,000, respectively.

17. Supplemental Cash Flow Information

(Thousands)	2005	2004	2003
Cash paid during the year for
Interest	$5,074	$3,348	$2,310
Income taxes paid—net	$362	$1,457	$1,335

18. Derivative Instruments

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

At December 31, 2005, the Company had twelve foreign currency forward exchange contracts outstanding. The Company applied hedge accounting treatment for two of the foreign currency forward exchange contracts and recorded an immaterial gain in other income for the other ten foreign currency forward exchange contracts. The two foreign currency forward exchange contracts held at December 31, 2005, which received hedge accounting treatment, were treated as foreign exchange cash flow hedges regarding payment for inventory purchases and were released into operations during the year based on the timing of the sales of the underlying inventory. At December 31, 2004, the Company had one derivative instrument outstanding which was a foreign currency forward exchange contract. The Company did not apply hedge accounting treatment for the foreign currency forward exchange contract and recorded an immaterial gain in other income.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of ($0.2) million and ($0.3) million, respectively, for the years ended December 31, 2005 and 2004 and was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.2 million and $0.8 million, respectively, as of December 31, 2005 and 2004.

No component of the derivative gains or losses has been excluded from the assessment of hedge effectiveness. For the years ended December 31, 2005 and 2004, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

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

Calgon Carbon Corporation 28

19. Contingencies

During the year ended December 31, 2005, the Company’s Pearl River plant was impacted by Hurricane Katrina. The Company has both property and business interruption insurance coverage for this plant. Management is in the process of filing claims with its insurance carrier to recover damages for both property and business interruption related to this event. As of the year ended December 31, 2005, the Company had incurred a $1.0 million charge for costs which are not recoverable from insurance and $6.8 million for damages which the Company deems to be recoverable from insurance. Included in the recoverable amount is $3.8 million recorded as additions to property, plant, and equipment. In the fourth quarter of 2005, the Company received an advance on its claim of $1.5 million from its insurance carrier for property damage which reduced the receivable recorded. The Company has an insurance receivable recorded at December 31, 2005 in the amount of $1.5 million. No amounts have been recorded for any amounts claimed or to be claimed for business interruption as of the year ended December 31, 2005. In February 2006, the Company received an additional advance on its claim of $2.0 million from its insurance carrier for property damage.

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

The Company is also currently a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) or Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing infection from cryptosporidium found in drinking water. In the first case, Wedeco Ideal Horizons, Inc. has filed suit against the Company seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents and alleging unfair competition by the Company. This matter is currently pending in the United States District Court for the District of New Jersey. In the second case, the Company filed suit against the Town of Ontario, NY, Trojan Technologies Inc. (Trojan) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. patent without a license. In the third case, the Company has filed suit against the City of North Bay, Ontario, Canada (North Bay) and Trojan in the Federal court of Canada alleging infringement of the 525 Patent by North Bay and inducement of infringement by Trojan. In June 2005, North Bay obtained a ruling that the 525 Patent is invalid in Canada. The Company appealed the ruling, and in December 2005, the Canadian Federal Court of Appeal allowed the Company’s appeal. As a result of the appellate court’s decision, the case will move forward to trial in April 2006 to determine the merits of the Company’s claim that the City of North Bay, Ontario, Canada infringed its patent and Trojan Technologies, Inc. induced that infringement. Neither the Company nor its counsel can predict with any certainty the outcome of the three matters.

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

29 Calgon Carbon Corporation

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

In conjunction with the purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on its Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the cost of the various alternatives. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has concluded from the information in the studies that a loss at this property is probable and has included an estimate of such loss of $5.6 million, which was recorded as an undiscounted liability on the opening balance sheet at the date of the acquisition and was presented as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. As of December 31, 2005 and 2004, respectively, the Company had recorded an accrual of $5.3 million. The change in the accrual is a result of a decrease in estimated costs of $0.2 million, which reduced the acquisition price of WSP, and the environmental remediation previously incurred of $0.1 million for the year ended December 31, 2004. A change in the estimate of this obligation may occur as additional investigative work is performed and the remediation activity commences. The ultimate remediation costs are dependent upon the extent and types of contamination, which will not be fully determined until more detailed information is developed through upcoming investigations and experience gained through remediation activities. The accrued amounts are expected to be paid out over the course of several years. The Company has incurred $27,000 of environmental remediation expense for the year ended December 31, 2005.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At December 31, 2005, Calgon Mitsubishi Chemical Corporation had $9.9 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At December 31, 2005, the lender has not requested, and the Company has not provided, such guarantee.

Calgon Carbon Corporation 30

20. Basic and Diluted Net Income (Loss) from Continuing Operations Per Common Share

Computation of basic and diluted net income (loss) per common share from continuing operations is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2005	2004	2003
Income (loss) from continuing operations available to common stockholders	$(10,507)	$3,968	$3,810
Weighted Average Shares Outstanding
Basic	39,615,117	39,054,142	39,000,197
Effect of Dilutive Securities	—	402,043	157,062

Diluted	39,615,117	39,456,185	39,157,259

Basic and diluted net income (loss) from continuing operations per common share	$(.27)	$.10	$.10

For the years ended December 31, 2005, 2004, and 2003, there were 1,045,479, 943,700 and 1,278,775 options that were excluded from the dilutive calculations as the effect would have been antidilutive.

21. Segment Information

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

	Year Ended December 31
(Thousands)	2005	2004	2003
Net sales
Activated Carbon and Service	$241,934	$245,500	$212,186
Equipment	36,867	39,936	30,450
Consumer	12,034	10,441	10,542

Consolidated net sales	$290,835	$295,877	$253,178

31 Calgon Carbon Corporation

	Year Ended December 31
(Thousands)	2005	2004	2003
Income (loss) from continuing operations before amortization and restructuring charges
Activated Carbon and Service	$(1,584)	$14,249	$10,741
Equipment	(6,217)	(3,582)	(2,572)
Consumer	(883)	(657)	(1,281)

	$(8,684)	$10,010	$6,888
Reconciling items
Gulf Coast impairment charge	(2,158)	—	—
Restructuring charges	(412)	—	(452)
Amortization	(1,906)	(2,004)	(261)
Interest income	719	697	786
Interest expense	(4,891)	(3,409)	(2,341)
Other expense—net	(2,138)	(3,238)	(1,718)

Consolidated income (loss) from continuing operations before income taxes, equity in income (loss), and minority interest	$(19,470)	$2,056	$2,902

	Year Ended December 31
(Thousands)	2005	2004	2003
Depreciation
Activated Carbon and Service	$17,593	$18,068	$17,317
Equipment	962	1,373	797
Consumer	581	559	479

	$19,136	$20,000	$18,593
Amortization	1,906	2,004	261

Consolidated depreciation and amortization	$21,042	$22,004	$18,854

	Year Ended December 31
(Thousands)	2005	2004	2003
Total Assets
Activated Carbon and Service	$267,408	$268,241	$222,012
Equipment	44,607	55,135	54,004
Consumer	14,513	14,705	9,636

Total assets from continuing operations	$326,528	$338,081	$285,652
Assets held for sale	21,340	25,817	16,543

Consolidated total assets	$347,868	$363,898	$302,195

	Year Ended December 31
(Thousands)	2005	2004	2003
Property, plant and equipment expenditures
Activated Carbon and Service	$14,608	$10,317	$6,754
Equipment	1,120	1,640	1,028
Consumer	9	98	363

Property, plant and equipment expenditures from continuing operations	$15,737	$12,055	$8,145
Expenditures related to discontinued operations	259	358	539

Consolidated property, plant and equipment expenditures	$15,996	$12,413	$8,684

Calgon Carbon Corporation 32

GEOGRAPHIC INFORMATION

Net sales are attributable to countries based on location of customer.

	Year Ended December 31
(Thousands)	2005	2004	2003
Net sales
United States	$167,329	$178,101	$149,496
United Kingdom	23,577	29,570	20,974
Germany	17,121	12,965	10,285
France	11,423	10,585	10,028
Canada	10,105	10,602	10,268
Belgium	6,970	7,492	6,937
Netherlands	5,230	2,730	2,465
Switzerland	4,894	5,609	2,563
Japan	4,485	4,742	7,123
Other	39,701	33,481	33,039

Consolidated net sales	$290,835	$295,877	$253,178

	December 31
(Thousands)	2005	2004	2003
Long-lived assets
United States	$113,213	$123,041	$107,546
Belgium	16,665	18,947	19,183
United Kingdom	11,309	14,053	5,424
Japan	7,034	8,135	6,798
Canada	8,010	7,358	6,698
China	7,327	6,614	6,329
Germany	21	30	12
France	5	26	39

	163,584	178,204	152,029
Deferred taxes	18,684	16,405	9,779

Consolidated long-lived assets	$182,268	$194,609	$161,808

33 Calgon Carbon Corporation

QUARTERLY FINANCIAL DATA—UNAUDITED

	2005				2004
(Thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$73,055	$77,658	$68,863	$71,259	$64,981	$81,503	$72,652	$76,741
Gross profit from continuing operations	$20,239	$21,567	$17,573	$16,126	$19,753	$24,750	$21,284	$22,567
Net income (loss) from continuing operations	$(4,378)	$193	$(39)	$(6,283)	$(847)	$3,216	$1,063	$536
Income (loss) from discontinued operations	$969	$1,803	$(314)	$633	$297	$1,034	$203	$386
Net income (loss)	$(3,409)	$1,996	$(353)	$(5,650)	$(550)	$4,250	$1,266	$922

Common Stock Data:
Basic and Diluted:
Income (loss) from continuing operations per common share	$(0.11)	$—	$—	$(0.16)	$(0.02)	$0.08	$0.03	$0.01
Income (loss) from discontinued operations per common share	$0.02	$0.05	$(0.01)	$0.02	$0.01	$0.03	$0.01	$0.01
Net income (loss) per common share	$(0.09)	$0.05	$(0.01)	$(0.14)	$(0.01)	$0.11	$0.03	$0.02

Average common shares outstanding
Basic	39,206	39,485	39,569	39,736	39,024	39,035	39,054	39,103
Diluted	39,206	40,094	39,569	39,736	39,024	39,283	39,367	39,771

The financial information for all periods presented has been reclassified to reflect assets held for sale and discontinued operations.

See Note 3 to the Consolidated Financial Statements for further information.

Calgon Carbon Corporation 34

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

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated April 24, 2007; such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of and for the years ended December 31, 2005 and 2004, which statements reflect total assets constituting 9 percent and 10 percent of consolidated total assets as of December 31, 2005 and 2004, respectively, and total revenues constituting 12 percent and 11 percent of consolidated total revenues for the years ended December 31, 2005 an 2004, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary Chemviron UK, is based solely on the report of such other auditors. Our audits and the report of other auditors also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Exhibits

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

Signature	Title	Date

John S. Stanik	President, Chief Executive Officer	April 24, 2007

/s/ LEROY M. BALL	Chief Financial Officer (and Principal Accounting Officer)	April 24, 2007
Leroy M. Ball

/s/ ROBERT W. CRUICKSHANK	Director	April 24, 2007
Robert W. Cruickshank

/s/ THOMAS A. MCCONOMY	Chairman	April 24, 2007
Thomas A. McConomy

/s/ WILLIAM R. NEWLIN	Director	April 24, 2007
William R. Newlin

/s/ JULIE S. ROBERTS	Director	April 24, 2007
Julie S. Roberts

/s/ TIMOTHY G. RUPERT	Director	April 24, 2007
Timothy G. Rupert

/s/ JOHN P. SURMA	Director	April 24, 2007
John P. Surma

/s/ SETH E. SCHOFIELD	Director	April 24, 2007
Seth E. Schofield

/s/ ROBERT L. YOHE	Director	April 24, 2007
Robert L. Yohe

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Note: The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.