Form 10-K
period 2006-12-31
CALGON CARBON CORPORATION
filed 2007-04-25
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006 or

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of March 23, 2007, there were outstanding 40,190,973 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of  June 30, 2006 was $214,751,463.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number

Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Shareholders to be held on May 17, 2007	III

2

Forward-Looking Information Safe Harbor

This Annual Report contains historical information and forward-looking statements. Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain. Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs. In the context of the forward-looking information provided in this Annual Report, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in this Annual Report.

PART I

Item 1. Business:

The Company

The Company is a global leader in services, products, and solutions for purifying water and air. The Company has three reportable segments: Activated Carbon and Service, Equipment, and Consumer. These reportable segments are composed of global profit centers that make and sell different products and services.

          The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air and other liquids and gases. The service aspect of the segment consists of the leasing, monitoring and maintenance of carbon adsorption equipment (explained below). The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication and operation of systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultraviolet (“UV”) and advanced ion exchange separation (“ISEP®”) among others. The Consumer segment primarily consists of the manufacture and sale of carbon cloth and new consumer products based on the Company’s technologies already proven in large-scale industrial applications.

Acquisitions

On February 18, 2004, the Company acquired substantially all of the assets of Waterlink, Inc.’s (“Waterlink”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom (collectively “Specialty Products”). The results of Waterlink have been included in the Company’s consolidated statement of income and comprehensive income from the date of acquisition through December 31, 2006.

          The aggregate purchase price, including direct acquisition costs, and net of cash, was $35.3 million, plus the assumption of certain non-working capital liabilities amounting to $14.2 million. The Company funded approximately $33.3 million of the purchase through borrowings.

          Additionally, in December 2004 the Company entered into an agreement to purchase the additional 20% interest of the then 80% owned Datong Carbon Corporation.

          In May 2005, the Company formed a joint venture with C. Gigantic Carbon to provide carbon reactivation services to the Thailand market. The joint venture was named Calgon Carbon (Thailand) Ltd., and is 20% owned by the Company after an initial investment of $0.2 million.

Discontinued Operations

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

          On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business). The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production. The products are sold to retail and industrial markets. The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional $5.0 million could be received dependent upon the business meeting certain earnings targets over the next three years. As of the year ended December 31, 2006, the Company has recorded a pre-tax gain of $4.8 million or $1.7 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

          On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. (“MEGTEC”), a subsidiary of Sequa Corporation. The Solvent Recovery unit provides turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis. The purchase price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable. The transaction was also subject to a pre-tax working capital adjustment of $0.4 million, which management finalized and recorded in the fourth quarter of 2006. As of the year ended December 31, 2006, the Company recorded a pre-tax gain of $63 thousand or $41 thousand, net of tax, on the sale of the Solvent Recovery business.

          The pro forma effects of these dispositions are reflected on the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income through their treatment as discontinued businesses.

Products and Services

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation and concentration of liquids and gases through its three business segments. The Activated Carbon and Service segment primarily consists of activated carbon products, field services, and reactivation. The Equipment segment designs and builds systems that include multiple technologies. The Consumer segment supplies carbon products for everyday use by consumers.

Activated Carbon and Service. The sale of activated carbon is the principal component of this business segment. The Company produces and sells a broad range of activated, impregnated or acid washed carbons, in granular, powdered, or pellet form. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In adsorption, organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through. The Company also has a patented manufacturing process which enhances the catalytic functionality of activated carbon, expanding its capability to remove inorganic compounds; the product was introduced in 1994 and is called Centaur®.

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

          The Company sells granular, pelletized, and powdered activated carbons. Granular activated carbon is generally used in fixed filter beds for continuous flow purification processes, while powdered activated carbon is often used in batch purification processes, or dosed in air purification and municipal water applications. Use of fixed filter beds of activated carbon for continuous flow processing of a liquid or gas usually achieves a lower cost of operation and, through reactivation, avoids the disposal costs associated with powdered carbon.

          The other component of the Activated Carbon and Service business segment is various services associated with the supply of products and systems for purification, separation, and concentration, including such products as activated carbon, ion exchange resins, and anthracite or other products required to accomplish purification, separation, or concentration.

          For activated carbon, these services include carbon reactivation, handling, and transportation as well as the supply of equipment through leasing arrangements. The principal activated carbon service sold is the Calgon Carbon Service™ which supplies customers with a complete process and treatment service, particularly suited for treating fluids at the customer’s facility containing hazardous organic compounds. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment (such equipment is referred to as “customer capital”). Reactivation is a process by which organic compounds are driven off activated carbon particles that have been loaded with organic materials by passing the spent activated carbon through a high temperature furnace. Granular activated carbon is reactivated for economic reasons or to destroy hazardous adsorbed organic compounds. Services are provided under contract at a fixed minimum monthly fee subject to additional charges for increased carbon usage. The Company provides services in packages ranging from a fifty-five-gallon drum to truckload quantities.

          The Company also provides a perchlorate removal service for groundwater treatment which utilizes ion exchange resins and equipment. The Company also provides resin exchange service along with disposal of the spent resins.

          In addition to offering services to purify water from contaminated aquifers and surface impoundments and to clean accidental spills on a fee basis, the Company also leases a line of adsorption and filtration equipment to clean water from contaminated aquifers and industrial wastewater and surface impoundments, and other equipment to purify gases and liquids in industrial process applications.

          Purification services provided by the Company are used to improve the quality of food, chemical, pharmaceutical, and petrochemical products. Such services may be utilized in permanent installations or in temporary applications, as pilot studies for new manufacturing processes or recovery of off-specification products.

          Sales from continuing operations for the Activated Carbon and Service segment were $265.3 million, $241.9 million, and $245.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Equipment. The Company designs and sells equipment which employs activated carbon and ion exchange resins for purification, separation, and concentration and proprietary ISEP® (Ionic Separator) continuous ion exchange units for the purification of many products in the food, pharmaceutical and biotechnology industries. The carbon equipment is used for vapor phase applications such as volatile organic compound (“VOC”) emissions control, air stripper off-gases, and landfill gas emissions, and for liquid phase applications such as process purification, wastewater treatment, groundwater remediation, and dechlorination. The ISEP® units are also used to remove nitrate and perchlorate contaminants from drinking water.

          The Company also produces and sells UV equipment. UV light is effective in disinfecting both drinking water and wastewater. In drinking water, UV light alters the DNA of pathogens, killing them or making it impossible for them to reproduce and infect humans. The Company’s Sentinel® UV drinking water disinfection product line is designed to protect municipal drinking water supplies from pathogens such as cryptosporidium and giardia. The Company also provides the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection. In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications. The Company provides Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1, 4-Dioxane, MTBE, and Vinyl Chloride in groundwater, process water, and industrial wastewater.

          The Company also produces a wide range of odor control equipment that utilizes catalytic or activated carbon to control odors at municipal wastewater treatment facilities and pumping stations.

          Sales from continuing operations for the Equipment segment were $37.9 million, $36.9 million, and $39.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Consumer. The primary product offered in the Consumer segment is carbon cloth. Carbon cloth, which is activated carbon in cloth form, is manufactured in England and sold to the medical and specialty markets.

          Activated carbon and carbon cloth are used as the primary raw material in the Company’s consumer home products group. The Company currently has two primary product lines that it markets to the retail channel. The first product line, PreZerve® storage products, uses carbon cloth to protect and preserve jewelry and keepsakes from deterioration. The PreZerve® line currently offers over 40 different items. The second product line, AllGone®, is an odor elimination system that utilizes activated carbon discs to adsorb odors and impurities from the air safely and naturally.

          Sales from continuing operations for the Consumer segment were $13.0 million, $12.0 million and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

          For further information, see Note 22 to the Financial Statements.

Markets

The Company participates in five primary areas: Potable Water, Industrial Process, Environmental Water and Air, Food, and Specialty Markets. Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process markets include catalysis, product recovery and purification of chemicals, pharmaceuticals as well as process water treatment. Food applications include brewing, bottling, and sweetener purification. Remediation of water and VOC removal from vapor are the major subsegments for the Environmental Markets. Medical, personal protection, cigarette, automotive, consumer, and precious metals applications comprise the Specialty Markets.

Potable Water Market. The Company sells activated carbons, equipment, services, and ion exchange technologies to municipal customers for the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet current regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. The Company sells granular and powdered activated carbon products to this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. In addition, the Company sells UV light systems for the destruction or inactivation of waterborne contaminants and organisms.

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

Environmental Water and Air Market. The Company’s products are used for the cleanup of contaminated groundwater, surface impoundments and accidental spills, which comprises a significant market. The Company provides carbon, services and carbon equipment for these applications, as well as emergency and temporary cleanup services for public and private entities, employing both activated carbon adsorption and UV oxidation technologies.

          Activated carbon is also used in the chemical, pharmaceutical, and refining industry for purification of air discharges to remove contaminants such as benzene, toluene, and other volatile organics. Reduction of mercury emissions from power plants is a growing market for the Company and will increase sales of powdered activated carbon.

          Municipal sewage treatment plants purchase the Company’s odor control systems and activated carbon products to remove objectionable odors emanating from the plants and to treat the wastewater to meet operating requirements. Granular activated carbon is used in odor control applications, but both granular and powdered activated carbons are used to treat wastewater. The granular activated carbon is used as a filtration/adsorption medium, and the powdered activated carbon is used to enhance the performance of existing biological waste treatment processes. The Company is expanding sales of powdered carbon in this market segment.

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

Specialty Markets. Manufacturers of various equipment and products purchase activated carbons for incorporation in their products. The Company is a major supplier of activated carbons to manufacturers of gas masks used by the United States and European military, as well as protective respirators and collective filters for first responders and private industry. The markets for collective filters for military equipment, indoor air quality and air containment in incineration and nuclear applications are also served.

          Cigarette manufacturers use activated carbons in charcoal filters, carbon cloth is used in medical applications, and precious metals producers use activated carbons to recover gold and silver from low-grade ore.

Sales and Marketing

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

          In Europe, the Company has sales offices in Feluy, Belgium; Ashton, United Kingdom; Houghton Le Spring, United Kingdom; and Beverungen, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

          All offices can play a role in sales of products or services from any of the Company’s segments.

          Geographic sales information can be found in Note 22 to the Financial Statements.

          Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog

The Company had a sales backlog from continuing operations of $17.1 million and $15.2 million as of January 31, 2007 and 2006, respectively, in the Equipment segment. The Company expects to carry less than one-third of the 2007 balance into 2008.

Competition

The Company has several major competitors in the worldwide market with respect to the production and sale of activated carbon-related products: Norit, N.V., a Dutch company, Mead/Westvaco Corporation, a United States company, and Siemens Water, a United States company, are the primary competitors. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers. Competition in activated carbons, carbon equipment and services is based on price, quality, and performance. Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.

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

Raw Materials

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines in the Appalachian Region and mines outside the United States including Datong, Shanxi province in China, mainly under both long-term and annual supply contracts.

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

          The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in the United States, and potentially from countries outside of the U.S., under annual supply contracts and spot purchases.

          The purchase of key equipment components is coordinated through agreements with various suppliers.

          The Company does not presently anticipate any problems in obtaining adequate supplies of any of its raw materials or equipment components.

Research and Development

The Company’s research and development activities are conducted at a research center in Pittsburgh, Pennsylvania. This facility is used for the evaluation of experimental activated carbon and equipment and application development. Experimental systems are also designed and evaluated at this location. Facilities in Ashton, England, which were part of the Waterlink acquisition, supplement the work performed in Pittsburgh.

          The principal goals of the Company’s research program are to improve the Company’s position as a technological leader in solving customers’ problems with its products, services and equipment; develop new products and services; and provide technical support to customers and operations of the Company.

          The Company’s research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons. New activated carbons are developed to address specific needs for a given market such as a new line of activated carbons for use in the next generation of respirators for the military. Also, in response to the needs of power plants for a carbon for mercury removal from flue gas, a new line of activated carbons was created. Research and development activities also include the Company’s Ion Exchange and UV technologies. A regenerable resin for perchlorate removal is currently being piloted using a licensed technology. A key technology in the UV reporting unit is the Sentinel® UV Disinfection system that has been developed and patented for the disinfection and inactivation of cryptosporidium in drinking water. Improvements to the equipment design continue and additional patent applications have been filed.

          Research and development expenses were $4.2 million, $4.5 million, and $3.8 million in 2006, 2005 and 2004, respectively.

Patents and Trade Secrets

The Company possesses a substantial body of technical knowledge and trade secrets and owns 63 United States patent applications and/or patents and 167 patent applications and/or patents in other countries, the issued United States and foreign patents expiring in various years from 2007 through 2028. The expiration of the patents occurs as follows:

Expiration	Number of U.S. Patents	Number of Foreign Patents

2007-2009	4	—
2010-2015	32	40
2016-2020	20	73
2021-2025	7	48
2026-2028	—	6

          The technology embodied in these patents, trade secrets and technical knowledge applies to all phases of the Company’s business including production processes, product formulations and application engineering. The Company considers this body of technology important to the conduct of its business.

Regulatory Matters

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

          The U.S. Environmental Protection Agency (“EPA”) has issued certain regulations under the Resource Conservation and Recovery Act (“RCRA”) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. When activated carbon supplied to a customer can no longer adsorb contaminants, it is returned to the Company’s facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company’s facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. At the Company’s reactivation site, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is subject to permitting as a thermal treatment unit under RCRA. The Company has filed for these permits at its Pittsburgh and Catlettsburg facilities and is working toward obtaining the permits with the respective government agencies. The Company does not accept carbons containing certain hazardous materials for reactivation.

          Each of the Company’s U.S. production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s U.S. production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. In the fourth quarter of 2006, management approved funding for preliminary engineering work to be performed to more accurately assess the costs and length of time to make the idled activated carbon line operational again due to the favorable ruling by the International Trade Commission (“ITC”) on the Company’s anti-dumping petition for steam activated carbon imported into the United States from China and subsequent potential increased demand of U.S. manufactured products. Management expects to complete its assessment regarding the start-up of this idled activated carbon line to address potential future market opportunities in 2007. If at any point it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact on current operating results would be insignificant.

          In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of March 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s consolidated statement of operations and retained earnings for the year ended December 31, 2006. The Company has not incurred any environmental remediation expense for the year ended December 31, 2006 and has incurred a total of $0.2 million of environmental remediation expense to date. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences over the upcoming months. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination that it will proceed with remediation efforts in 2007.

          In January 2007, the Company received a Notice of Violation (“NOV”) from the EPA, Region 4, alleging multiple violations of the federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by EPA and KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company is evaluating the NOV. The EPA has not yet indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any such civil penalties it might pursue in connection with this matter. At this time, the Company cannot predict with any certainty the outcome of this matter.

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

Employee Relations

As of December 31, 2006, the Company employed 847 persons on a full-time basis, 564 of whom were salaried production, office, supervisory and sales personnel. The 226 hourly personnel in the United States are represented by the United Steelworkers of America. The current contracts with the United Steelworkers of America expire on February 1, 2008, April 1, 2009, and February 15, 2010, at the Pittsburgh, Pennsylvania, Catlettsburg, Kentucky, and Columbus, Ohio facilities, respectively. The 57 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2007. The Company also has hourly employees at three non-union United Kingdom facilities, one United States facility located in Mississippi, and at two non-union China facilities.

Copies of Reports

The periodic and current reports of the Company filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available free of charge, as soon as reasonably practicable after the same are filed with or furnished to the SEC, at the Company’s website at www.calgoncarbon.com. All other filings with the SEC are available on the SEC’s website at www.sec.gov.

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

Risks relating to our business

Our pension plans are currently underfunded, and we expect to be subject to significant increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

          We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments. We contributed $9.2 million and $2.4 million to our U.S. Pension plans and $2.2 million and $2.1 million to our European pension plans in 2006 and 2005, respectively. We currently expect to be required to contribute approximately $3.2 million to our U.S. pension plans and $2.3 million to our European pension plans in 2007. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or restructure or refinance our indebtedness.

          The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and discount rates, any of which could prove to be different than projected. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, we may be required to contribute more to our pension plans than we currently expect. For example, an approximate 25-basis point decline in the current liability interest rate, which is used under the Employee Retirement Income Security Act of 1974, or ERISA, for funding purposes, would increase our minimum required contribution to our U.S. pension plans by a total of approximately $0.9 million over the next three years.

          Our pension plans in the aggregate are underfunded by approximately $35 million as of December 31, 2006 (based on the actuarial assumptions used for SFAS No. 87, “Employers’ Accounting for Pensions,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law. Our U.S. pension plans, which are underfunded by approximately $18 million as of December 31, 2006, are subject to ERISA. In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination. In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 will significantly increase our funding requirements beginning in 2008, which will have an adverse effect on our cash flow and could require us to reduce or delay our capital expenditures, seek additional capital or restructure or refinance our indebtedness. See Note 14 to our consolidated financial statements contained in Item 8 of this Annual Report.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

          We use bituminous coal as the main raw material in our granular activated carbon production process. We estimate that coal will represent approximately 37% of our carbon product costs in 2007. We have various annual and multi-year contracts in place for the supply of coal that expire at various intervals from 2007 to 2011. Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, or other events for other than a temporary period could have an adverse effect on our being able to meet our customer demand. In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs. During 2006, our aggregate costs for coal increased by $2.1 million, or 15.6%, compared to 2005. Based upon the estimated usage of coal in 2007, a hypothetical 10% increase in the price of coal would result in $1.1 million of additional pre-tax expenses to us. Historically, we have generally not been able to pass through raw materials price increases to our customers, and we may in the future continue to be generally unable to do so.

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

          The Company historically has faced pressure and competition in our U.S. and European markets from brokers of low cost imported activated carbon products, primarily from China. We believe we offer the market technically superior products and related customer support. However, Chinese products have become accepted as viable alternatives to our products because they have been frequently sold at less than fair value in the market. As a result, the Company has had to deal with significant price compression which has contributed to a reduction in both sales and profitability in recent years.

          To combat the low-cost Chinese products, in March 2006, the Company participated in filing a petition with the United States Department of Commerce (the “DOC”) requesting the imposition of anti-dumping duties on all steam activated carbon imports from China. That petition was provisionally approved and duties were imposed beginning in October 2006.

          In March 2007, the DOC’s decision was supported by the International Trade Commission (the “ITC”), when they determined that these unfairly priced steam activated carbon imports from China caused material injury to the U.S. activated carbon industry. This affirmative decision by the ITC triggered the imposition of significant anti-dumping duties in the form of cash deposits, ranging from 62% to 228%. The anti-dumping duties will be imposed for at least five years but are subject to periodic review and could be modified within that time frame. The significant anti-dumping duties imposed by the DOC and the affirmative decision by the ITC will have an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. However, the anti-dumping duties could be reduced or eliminated in the future, which could adversely affect demand or pricing for our product.

Our inability to successfully negotiate new collective bargaining agreements upon expiration of the existing agreements could have an adverse effect on our financial results.

          We have collective bargaining agreements in place at four of our production facilities covering approximately 33% of our full-time workforce as of December 31, 2006. Those collective bargaining agreements expire from 2007 through 2010. Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

          We conduct significant business operations in several foreign countries. Of our 2006 net sales, approximately 44% were sales to countries other than the United States, and 2006 net sales denominated in non-U.S. dollars represented approximately 32% of our overall net sales. We conduct business in the local currencies of each of our foreign subsidiaries or affiliates. Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

Our European and Japanese activated carbon businesses are sourced from both the United States and China, which subjects these businesses to foreign exchange transaction risk.

          Our only production facilities for virgin granular activated carbon are in the United States and China. Those production facilities are used to supply all of our global demand for virgin granular activated carbon. All of our foreign operations purchase from the U.S. operations in U.S. dollars yet sell in local currency, resulting in foreign exchange transaction risk. We generally execute foreign currency derivative contracts of not more than one year in duration to cover a portion of our known or projected foreign currency exposure. However, those contracts do not protect us from longer-term trends of a strengthening U.S. dollar, which could significantly increase our cost of activated carbon delivered to our European and Japanese markets, and we may not be able to offset these costs by increasing our prices.

Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.

          Our Equipment segment represented approximately 12% of our 2006 net sales. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.

We could find it difficult to fund the capital needed to complete our growth strategy due to borrowing restrictions under our current credit facility.

          We are extended credit under our current credit facility subject to compliance with certain financial covenants. For example, our current credit facility contains various affirmative and negative covenants, including limitations on us with respect to our ability to pay dividends, make loans, incur indebtedness, grant liens on our property, engage in certain mergers and acquisitions, dispose of assets and engage in certain transactions with our affiliates. Borrowing availability under our current credit facility is based on the value, from time to time, of certain of our accounts receivable, inventory and equipment. As a result, these restrictions may prevent us from being able to borrow sufficient funds under our current credit facility to meet our future capital needs, and alternate financing on terms acceptable to us may not be available.

          We had to amend our prior revolving credit facility several times within the past year in order to cure violations or remain compliant as financial results have declined. Through June 30, 2006, we were in default of our prior revolving credit facility as a result of a violation of a financial covenant and were required to reclassify the borrowings outstanding under our old revolving credit facility as short-term debt. During the period of default, the lenders had the right to accelerate the debt. Under our current credit facility, we obtained covenant default waivers to extend the dates upon which year-end 2006 audited financial statements and financial plan information had to be provided to our lenders due to delays in filing this Annual Report on Form 10-K. We may have similar issues in the future with respect to our current revolving credit facility. If our liquidity remains constrained for more than a temporary period, we may need to either delay certain strategic growth projects or access higher cost capital markets in order to fund our projects, which may adversely affect our financial results.

Our required capital expenditures may exceed our estimates.

          Our capital expenditures were $12.9 million in 2006, primarily including improvements to our manufacturing facilities, repair of our Pearl River manufacturing facility as a result of damage sustained from Hurricane Katrina and equipment to be utilized in our service business. Of the amount spent on capital expenditures in 2006, $2.3 million was funded by insurance proceeds obtained from a settlement with our insurance carrier related to damage sustained from Hurricane Katrina. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies. We may not have the capital to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete.

Our financial results could be adversely affected by the continued idling of one of our reactivation facilities.

          In January 2006, we announced the temporary idling of our reactivation facility in Blue Lake, California. It currently is our intention to resume operation of the plant in late 2007. If we conclude that idling of facility beyond 2007 is warranted, our financial results may be adversely affected by the resulting impairment charges of approximately $1.3 million.

Declines in the operating performance of one of our business segments could result in an impairment of the segment’s goodwill.

          As of December 31, 2006, we had consolidated goodwill of approximately $27.5 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. For the year ended December 31, 2006, we recorded a $6.9 million impairment charge associated with our UV equipment reporting unit, principally as a result of the fourth quarter decision by the Federal Court of Canada, which found that our patent for the use of UV light to prevent infection from cryptosporidium in drinking water is invalid. As a result, our estimate of future royalty income used in determining the fair value of the reporting unit declined substantially from the prior year. A decline in the operating performance of any of our business segments or sale of a business at an amount less than book value could result in a goodwill impairment charge which could have a material effect on our financial results.

Delays in enactment of new state or federal regulations could restrict our ability to reach our strategic growth targets and lower our return on invested capital.

          Our strategic growth initiatives are reliant upon more restrictive environmental regulations being enacted for the purpose of making water and air cleaner and safer. If stricter regulations are delayed or are not enacted or enacted but subsequently repealed or amended to be less strict, or enacted with prolonged phase-in periods, our sales growth targets could be adversely affected and our return on investor capital could be reduced.

          For example, stricter regulations surrounding the treatment of cryptosporidium and other disease causing microorganisms in drinking water, as addressed by the EPA’s promulgation of the Long Term 2 Enhanced Surface Water Treatment Rule (“LT2”), were expected to be effective as of the fourth quarter of 2004. LT2 was not ultimately published in the Federal Register until January 2006, thus delaying municipalities’ requirements for testing and any subsequent need to fund a plan for remediation by over a year. The effect has been a delay in the timing of the expected growth for our UV equipment business.

Our industry is highly competitive. If we are unable to compete effectively with competitors having greater resources than we do, our financial results could be adversely affected.

          Our activated carbon business faces significant competition from Norit N.V., Mead/Westvaco Corporation and Siemens Water, together with Chinese producers. Our UV technology products face significant competition from Trojan Technologies, Inc., which is owned by Danaher Corporation, and Wedeco Ideal Horizons, which is owned by ITT Industries. In each case, our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks. We may experience reduced net sales as a result of having fewer resources than these competitors.

Encroachment into our markets by competitive technologies could adversely affect our financial results.

          Activated carbon is utilized in various applications as a cost-effective solution for solving customer problems. If other competitive technologies, such as membranes, ozone and UV, are advanced to the stage in which such technologies could effectively compete with activated carbon technologies, we could experience a decline in net sales, which could adversely affect our financial results.

Failure to develop innovative new products or applications could adversely affect our ability to meet our strategic growth targets.

          Part of our strategic growth and profitability plans involves the development of new products or new applications for our current products in order to replace more mature products or markets that have seen increased competition. If we are unable to develop new products or applications, our financial results could be adversely affected.

A planned or unplanned shutdown at one of our production facilities could have an adverse effect on our financial results.

          We operate multiple facilities, and source product from strategic partners who operate facilities, which are close to water or in areas susceptible to earthquakes. An unplanned shutdown at any of our or our strategic partners’ facilities for more than a temporary period as a result of a hurricane, typhoon, earthquake or other natural disaster, or a result of fire, explosions, war, terrorist activities, political conflict or other hostilities, could significantly affect our ability to meet our demand requirements, thereby resulting in lost sales and profitability in the short term or eventual loss of customers in the long term. In addition, a prolonged planned shutdown of any of our production facilities due to a change in business conditions could result in impairment charges that could have an adverse impact on our financial results.

          A recent example of an unplanned shutdown of one of our production facilities is the shutdown of our Pearl River facility in Pearlington, Mississippi due to damage caused by Hurricane Katrina in August 2005. The plant did not become operational again until November 2005 and was not operating again at full capacity until January 2006. Certain customer shipments were either delayed or cancelled during the plant outage, the consequences of which have adversely affected us during 2006. We estimated our pre-tax business interruption losses during 2005 and 2006 to be approximately $4.4 million in the aggregate due to the effect of the unplanned shutdown of the Pearl River facility.

We hold a variety of patents that gives us a competitive advantage in certain markets. An inability to defend those patents from competitive attack could have an adverse effect on both current results and future growth targets.

          From time to time in the course of our business, we have to address competitive challenges to our patented technology. We are currently in litigation in multiple jurisdictions to defend our process patent for the use of ultraviolet light in the prevention of infection from cryptosporidium and giardia in drinking water. In June 2006, the U.S. District Court for the District of New Jersey granted the plaintiff Wedeco Ideal Horizons, Inc.’s motion for summary judgment, holding that our patent was invalid. We appealed this ruling. On April 24, 2007, the Court affirmed the lower court’s judgment that was appealed. We are currently evaluating our options regarding further action. In another suit filed in Canada, we alleged that the defendants are practicing the method claimed in our patent without a license. On November 14, 2006 a Canadian Federal Court entered a judgment after trial finding that our process patent for the use of ultraviolet light to prevent infection from cryptosporidium and giardia in drinking water is invalid. In March 2007, the Company and Trojan entered into a settlement whereby, in exchange for a nominal cash payment and relief of legal fees due, Calgon Carbon granted Trojan worldwide immunity from all current and future legal action related to the Calgon Carbon UV Patents. Further description of these cases can be found under the heading “Legal Proceedings.” An unfavorable outcome in any of these cases could impair the Company’s ability to capitalize on substantial future revenues from the licensing of that technology.

          Finally, certain competitors have opposed our process patent for the use of ultraviolet light in the prevention of infection from cryptosporidium and giardia in drinking water in Germany.

          We have incurred significant legal fees and expenses in litigating these matters. For example, legal expenses related to these patent litigation matters totaled approximately $4.7 million in 2006 and $3.9 million in 2005. We may be required to incur additional significant legal expenses to defend our intellectual property in the future.

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

          Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties. Costs may be incurred in complying with such laws and regulations. Each of our domestic production facilities requires permits and licenses issued by local, state and federal regulators which regulate air emissions and water discharges. These permits are subject to renewal and, in some circumstances, revocation. International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage. Additional costs may be incurred if environmental remediation measures are required. In addition, the discovery of contamination at any of our current or former sites or at locations at which we disposed of waste may expose us to cleanup obligations and other damages. For example, we and the Pennsylvania Department of Environmental Protection (“PADEP”) recently agreed to settlement terms with respect to a demand by the PADEP for response costs relating to a site in Allegheny County, Pennsylvania, requiring us to pay an aggregate of $515,000. The Company received an NOV from the U.S. EPA in January 2007. If the result of the NOV is unfavorable for the Company it could have a significant impact on financial results. If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters.

Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.

          We have manufacturing facilities and sales offices in Europe, China, Japan and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow. Political and economic factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation and quotas, tariffs and other protectionist measures. Approximately 85% of our sales in 2006 were generated by products sold in the U.S., Canada and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

We face risks in connection with compliance with Sarbanes-Oxley Section 404 and any other related remedial measures that we may undertake.

          During 2005 and 2006, the Company had identified and subsequently remediated two material weaknesses in its internal controls. If we are unable to effectively remediate any other material weaknesses or significant deficiencies in internal control over financial reporting that are identified in the future and to assert that disclosure controls and procedures including internal control over financial reporting are effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation. In addition, we may be required to incur additional costs including but not limited to hiring of additional personnel to improve our existing internal control system.

We have significant domestic and foreign net operating tax loss and credit carryforwards which, if they are not utilized, would have an adverse effect on our financial results.

          As of December 31, 2006, we had $22.9 million of deferred tax assets associated with net operating loss carryforwards (“NOLs”) and tax credit carryforwards that were generated from both our domestic and foreign operations. We have a valuation allowance of $5.7 million for these deferred tax assets that are not deemed more likely than not to be realized. If we do not meet our projections of profitability in the future, we may not be able to realize these NOLs or tax credits, and we may be required to record an additional valuation allowance, which would adversely affect our financial results. In addition, if some or all of these NOLs or tax credits expire, they will not be available to offset our tax liability.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

          As of December 31, 2006, we had NOLs of approximately $20.0 million for federal income tax purposes and approximately $75.7 million for state income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs existing at that time could be limited.

We may not have sufficient funds necessary to settle conversion of our convertible notes due in 2036 or to purchase the convertible notes upon a fundamental change or other purchase date, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

          Upon conversion of the convertible notes, we will be required to pay a settlement amount in cash and shares of our common stock, if any, based upon a 25 trading-day observation period. In addition, on August 15, 2011, August 15, 2016 and August 15, 2026, holders of the notes may require us to purchase their notes for cash. Holders may also require us to purchase their notes upon a fundamental change. A fundamental change may also include an event of default, and result in the effective acceleration of the maturity of our then-existing indebtedness under our current credit facility or other indebtedness we may have in the future, including under our new revolving credit facility.

          We may not have sufficient financial resources, or may not be able to arrange financing, to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the notes tendered by the holders in cash. Our ability to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the notes in cash will be subject to limitations we may have in our credit facilities, or any other indebtedness we may have in the future. If the notes are converted or we are required to purchase them, we may seek the consent of our lenders or attempt to refinance our debt, but there can be no assurance that we will be able to do so. At March 31, 2007, the conversion option was triggered based on the trading price of our common stock. As such, the note holders have the right to convert their notes to cash and common stock. Unless we make alternative financing arrangements, it will result in a portion of the convertible debt being considered current.

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

The fundamental changes provisions in our convertible notes may delay or prevent an otherwise beneficial takeover attempt of our company.

          The fundamental change provisions in our convertible notes, including the fundamental change purchase right and the provisions requiring an increase in the conversion rate for conversions in connection with certain fundamental changes, may in certain circumstances delay or prevent a takeover of our company and the removal of incumbent management that might otherwise be beneficial to investors.

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

Item 1b. Unresolved Staff Comments:

None.

Item 2. Properties:

The Company owns ten production facilities, three of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, England; Datong, China; and Columbus, Ohio. The Company leases one production facility in Houghton Le Spring, England and one in Tianjin, China. The Company’s 49% owned joint venture, Calgon Mitsubishi Chemical Corporation, has one facility in Fukui, Fukui Prefecture, Japan. The Company also leases twenty-four warehouses, service centers, and sales office facilities. Of these, twenty-one are located in the United States and one each in Belgium, England, and Canada. Eight of the United States facilities are located in Pittsburgh, Pennsylvania; and one each in the following locations: Downingtown, Pennsylvania; Providence, Rhode Island; Rock Place, Illinois; Santa Fe Springs, California; Houston, Texas; Marlton, New Jersey; Richmond, California; Baytown, Texas; South Point, Ohio; Huntington, West Virginia; Torrance, California; Ironton, Ohio; and Tornball, Texas. The facility in Belgium is located in La Louviere, Belgium. The facility in England is located in Ashton-in-Makerfield, England. The Canadian facility is located in Richmond Hill, Ontario.

          The Catlettsburg, Kentucky plant is the Company’s largest facility, with plant operations occupying approximately 50 acres of a 226-acre site. This plant, which serves the Activated Carbon and Service segment, produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

          The Pittsburgh, Pennsylvania carbon production plant occupies a four-acre site and serves the Activated Carbon and Service segment. Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons and the grinding of granular activated carbons into powdered activated carbons. The plant also has the capacity to finish coal-based or coconut-based specialty activated carbons.

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

          The Blue Lake plant, located near the city of Eureka, California occupies approximately two acres. The primary operation at the plant is reactivation of spent granular activated carbons for the Activated Carbon and Service segment. This plant was temporarily idled in December 2005.

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

Item 3. Legal Proceedings:

The Company purchased the common stock of Advanced Separation Technologies Incorporated (AST) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for damages in the United States District Court for the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. On January 26, 2007, a jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million which has not been recorded in operations as of December 31, 2006. The defendants have filed post trial motions seeking to overturn the verdict. The Company has filed a motion for an award of prejudgment interest, which may be awarded in the discretion of the trial judge at the rate of 6% per annum (simple) from the date the complaint was filed. If the post-trial motions of the defendants are denied, the defendants will be entitled to appeal as of right to the United States Circuit Court of Appeals for the Third Circuit.

          The Company is a party in three cases involving challenges to the validity of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) and its Canadian Patent No. 2,331,525 (the “Canadian Patent”) for the method of preventing infection from cryptosporidium found in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents on the grounds that the U.S. Patents are invalid and alleging unfair competition by the Company. On June 30, 2006, the District Court granted Wedeco’s motion for summary judgment on the issue of validity of the U.S. Patents, denied the Company’s motion for summary judgment on infringement on the ground that there can be no infringement where there is no valid patent and granted the Company’s motion for summary judgment on Wedeco’s claim of unfair competition. The Company appealed the Court’s decision against it to the United States Circuit Court of Appeals for the Federal Circuit. Briefing was completed and the Court heard oral argument on April 3, 2007. On April 24, 2007, the Court affirmed the lower court’s judgment that was appealed. The Company is currently evaluating its options regarding further action.

          In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the Canadian Patent by North Bay and inducement of infringement by Trojan. After a bench trial, on November 14, 2006 the Court dismissed the Company’s claim for a declaration that the defendants infringed the Canadian Patent and the Company’s claims for an injunction, compensation, damages, interest, and costs and declared that the Canadian Patent is invalid. In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief of legal fees, Calgon Carbon granted Trojan worldwide immunity from all current and future legal action related to the Calgon Carbon UV Patents.

          The PADEP demanded that the Company reimburse the PADEP for response costs of that agency in respect of a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). On August 31, 2006, the Company and the PADEP entered into a Consent Order and Settlement in which the Company agreed to pay $515,000 in three installments to resolve the matter. This amount was charged to earnings for the second quarter ended June 30, 2006. On January 11, 2007, the PADEP notified the Company that the Consent Order and Agreement is final.

          In January 2007, the Company received an NOV from the EPA, Region 4, alleging multiple violations of the federal Resource Conservation and Recovery Act and corresponding EPA and KYDEP hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by EPA and KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company is evaluating the NOV. EPA has not yet indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any such civil penalties it might pursue in connection with this matter. At this time the Company can not predict with any certainty the outcome of this matter.

          In addition to the matters described above, the Company is involved in various other legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated liquidity or financial position of the Company, but an adverse outcome could be material to the results of operations in a particular period in which a liability is recognized.

Item 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,385 registered shareholders at year end.

	2006			2005

Fiscal Quarter	High	Low	Dividend	High	Low	Dividend

First	8.69	5.50	—	9.27	7.72	$.030
Second	7.94	5.45	—	9.55	7.94	$.030
Third	6.14	4.15	—	10.25	7.29	$.030
Fourth	6.53	4.35	—	7.90	4.94	—

          The Company did not declare or pay any dividends in 2006. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flow, and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Facility contains covenants which include limitation on the ability to declare or pay cash dividends or make other restricted payments, subject to certain exceptions, such as dividends declared and paid by its subsidiaries, cash dividends paid by the Company in an amount not to exceed $6.0 million in the aggregate during any fiscal year if certain conditions are met, and restricted payments pursuant to stock compensation or other benefit plans.

Shareholder Return Performance Graph

The following performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

          The graph below compares the yearly change in cumulative total shareholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Composite Index and a Peer Group. The Company believes that its core business consists of purifying air, water and other products. As such, the Company uses a comparative peer group benchmark. The companies included in the group are BHA Group Holdings Inc. (2002-2003), Clarcor, Inc., Cuno, Inc. (2001-2005), Donaldson Co. Inc., Esco Technologies Inc., Flanders Corp., Ionics, Inc. (2001-2004), Lydall, Inc., Millipore Corp., Osmonics, Inc. (2001-2002) and Pall Corp. BHA Group Holdings Inc., Cuno, Inc. (2001-2005), Ionics, Inc. and Osmonics, Inc. were acquired during the time period between 2001 and 2006. The data for these companies are included from the year 2001 until the point at which they were acquired and their common stock ceased to be publicly traded.

*	Assumes that the value of the investment in Calgon Carbon Common Stock and the index and Peer Group was $100 on December 31, 2001 and that all dividends are reinvested.

Issuer Repurchases of Equity Securities

In February 2006, the Company repurchased 15,190 shares of its common stock at a price of $7.12 per share, which was the market price on the date of repurchase, in connection with the exercise by 1995 Stock Option Plan participants of their right to have stock withheld for the payment of taxes in connection with the vesting of restricted shares under the plan.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Calgon Carbon Corporation

(Dollars in thousands except per share data)	2006	2005	2004	2003(1)	2002(2)

Income Statement Data:
Net sales	$316,122	$290,835	$295,877	$253,178	$237,351
Income (loss) from continuing operations	$(9,012)	$(10,507)	$3,968	$3,810	$(26,591)
Income (loss) from continuing operations per common share, basic and diluted	$(0.23)	$(0.27)	$0.10	$0.10	$(0.68)
Cash dividends declared per common share	$—	$0.09	$0.12	$0.12	$0.12

Balance Sheet Data (at year end):
Total assets	$322,364	$347,868	$363,898	$302,195	$290,629
Long-term debt	$74,836	$83,925	$84,600	$53,600	$57,600

(1)	Includes the February 2004 acquisition of Waterlink Specialty Products.
(2)	Includes a charge of $30.9 million related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

In 2006, the Company reported a net loss of $7.8 million or $(0.20) per diluted share, as compared to a net loss of $7.4 million, or $(0.19) per diluted share for 2005. Net sales increased 8.7% to $316.1 million for 2006 from $290.8 million for 2005. Selling, general and administrative expenses increased 4.1% as compared to 2005, which was primarily attributable to higher litigation expenses for the Company’s ultraviolet light (“UV”) patent cases and anti-dumping petitions related to activated carbon imports from China of $2.9 million and $0.8 million, respectively. The Company was able to settle its insurance claim related to the damage it sustained during Hurricane Katrina in 2005 and reported an $8.1 million gain in 2006. However, the Company also recorded a $6.9 million impairment charge related to the goodwill associated with its Equipment segment’s UV reporting unit principally as a result of the 2006 Federal Court of Canada decision that the Company’s patent for the use of ultraviolet light to prevent infection from cryptosporidium in drinking water was invalid. As a result of this ruling, the Company’s estimate of future royalties used in determining the fair value of this reporting unit declined substantially and resulted in the impairment. Debt was reduced by $9.1 million, net of debt discounts, as a result of the proceeds received from the 2006 divestitures and insurance settlements. The Company also entered into a new credit structure in 2006 which includes a new asset-based credit facility combined with the issuance of convertible senior notes.

          The Company’s financial statements for all periods presented were significantly impacted by activities relating to the divestiture of the Company’s Charcoal/Liquid and Solvent Recovery businesses. These divestitures were a component of the 2005 re-engineering plan that is intended to result in sustainable profit improvement in the future. The divestitures occurred in the first and second quarters of 2006 and are more fully described in Note 5 to the Company’s financial statements. The Company reported discontinued operations for the divested businesses for all periods presented.

          Net sales in the future could be affected by the anti-dumping ruling as described in the Company’s Form 8-K filed on March 30, 2007. In the fourth quarter of 2006, the Company received notification from the United States Department of Commerce (the “DOC”) announcing the imposition of preliminary anti-dumping duties on all imports of steam activated carbon from China. The DOC immediately ordered U.S. Customs and Border Protection to require importers to post a bond or cash deposit in the amount of the duties. A final determination by the ITC was issued on March 29, 2007. The final anti-dumping duties will be imposed for at least five years. The Rules will have an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. which is expected to improve U.S. demand and pricing on the Company’s domestically produced products.

Results of Operations
2006 Versus 2005

Continuing Operations:

Consolidated net sales increased in 2006 compared to 2005 by $25.3 million or 8.7%. Sales increased in the Activated Carbon and Service segment by $23.3 million or 9.6%. The increase was primarily due to increased sales of activated carbon to the Company’s joint venture, Calgon Mitsubishi Chemical Corporation, of $4.9 million as well as higher demand for carbon and service products in the worldwide environmental water treatment and food markets of $7.6 million and $2.8 million, respectively. Also contributing to this increase was higher demand in the potable water market in the U.S. and Europe and in the industrial process market in Asia and Europe of $3.6 million and $1.7 million, respectively. Higher prices for certain carbon and service products also contributed to the increase. Foreign currency translation had a positive impact of $1.3 million. Sales in the Equipment segment increased $1.0 million or 2.8%. The increase was principally due to higher demand for traditional carbon adsorption equipment for municipal and industrial applications. Foreign currency translation had a positive impact of $0.1 million. Sales for the Consumer segment increased by $0.9 million or 7.7% due to higher demand for both activated carbon cloth of $0.4 million and PreZerve® products of $0.5 million. The total sales increase for all segments attributable to the effect of foreign currency translation was $1.5 million.

          Net sales less cost of products sold, as a percent of net sales, was 25.1% in 2006 compared to 26.0% in 2005. The decline was primarily from the Activated Carbon and Service segment which was 23.8% in 2006 versus 25.1% in 2005. The Activated Carbon and Service segment decline was principally due to higher raw material, energy, and freight costs of $11.9 million or 3.8%, partially offset by increased volume of $7.6 million or 2.4%. The Equipment and Consumer segments reported increases of 29.9% versus 28.7%, and 38.0% versus 34.1%, respectively, in 2006 as compared to 2005 primarily due to increased volume. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

          Depreciation and amortization decreased by $2.1 million or 10.0% in 2006 as compared to 2005 primarily due to decreased intangible amortization and decreased depreciation due to an increase in fully depreciated fixed assets.

          Selling, general and administrative expenses increased by $2.5 million or 4.1% in 2006. The increase was primarily due to an increase in litigation expenses of $3.5 million which mainly related to the Company’s UV patent cases and the anti-dumping duty petitions. Partially offsetting this increase was a decrease due to the change in the estimate of the Company’s environmental liabilities assumed in the Waterlink acquisition of approximately $1.3 million. On a segment basis, selling, general and administrative expenses increased in 2006 by approximately $2.5 million in the Activated Carbon and Service segment and decreased in the Consumer segment by approximately $1.0 million. The year over year changes are primarily due to a redistribution of the corporate overhead allocation that occurred as a result of the 2006 divestiture of the charcoal/liquid business combined with increased litigation expense for the Activated Carbon and Service segment relating to the anti-dumping duty petitions. Selling, general and administrative expenses for the Equipment segment increased by approximately $1.0 million primarily due to the litigation expenses relating to the UV patent cases.

          Research and development expenses decreased by $0.3 million or 5.7%. The decrease was primarily due to a reduction in operating supplies utilized in research and development efforts.

          The Company recorded a gain of $8.1 million in 2006 versus a loss of $1.0 million in 2005 as a result of costs recovered in its insurance settlement for damages sustained by Hurricane Katrina at its Pearl River plant which is more fully described in Note 3 to the financial statements.

          The Company recorded a $6.9 million impairment charge in 2006 related to the goodwill associated with the Company’s UV reporting unit of its Equipment segment which is more fully described in Note 8 to the financial statements. The impairment charge for the year 2005 of $2.2 million resulted from the Company’s decision to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such a facility for the foreseeable future which is more fully described in Note 7 to the financial statements.

          The Company recorded a $7 thousand restructuring charge in 2006 versus a charge of $0.4 million in 2005. The 2005 charge was primarily related to $0.2 million of pension curtailment charges and $0.2 million pertaining to the closure of two small manufacturing facilities as a result of the Company’s 2005 re-engineering plan.

          Interest income in 2006 was comparable to 2005.

          Interest expense increased in 2006 versus 2005 by $1.1 million or 22.2% due to the general trend of increasing interest rates in 2006 and the Company paying higher interest spreads on its borrowings under its old credit facility during the first seven months of 2006 as a result of a lower trailing twelve months EBITDA.

          Other expense – net in 2006 was comparable to 2005.

          The effective income tax rate for 2006 was a benefit of 22.4%, or $2.7 million, on a pre-tax loss from continuing operations of $12.0 million. The statutory federal income tax rate of 35%, which would have resulted in a tax benefit of $4.2 million, was reduced by several factors, the most significant of which is the goodwill impairment. Of the total goodwill impairment of $6.9 million, 84% cannot be deducted for income tax purposes in the foreign jurisdiction to which it is attributable, reducing the tax benefit by $2.0 million. Other factors reducing the tax benefit and the effective tax rate include the tax rate differential on foreign income ($0.7 million or 5.9%) and foreign tax credits ($0.1 million or 1.0%). Partially offsetting these reductions were higher tax benefits resulting from state income taxes ($0.6 million or 5.2%) and from the extraterritorial income exclusion ($0.6 million or 4.8%), as well as the reversal of tax contingency accruals due to legal statutes expiring during the year ($0.5 million or 3.8%).

          The effective tax rate for 2005 was a benefit of 49.8%, or $9.7 million, on a pre-tax loss from continuing operations of $19.5 million. The tax benefit of $6.8 million at the 35% statutory rate was increased by $2.2 million, or 11.1%, due to the reversal of tax contingency accruals from the expiration of legal statutes during the year. Also contributing to the recognition of higher tax benefits were state income taxes ($0.7 million or 3.4%) and foreign tax credits ($0.4 million or 2.0%).

          The change in the effective tax rate between 2006 and 2005 was driven by two primary factors: 2006 goodwill impairment and higher reversals of tax contingency accruals in 2005. The 2006 goodwill impairment reduced the 2006 effective tax rate by 17.1%. Because the 2005 impairment charge relates to the cancellation of a construction project, it is deductible for tax purposes and does not impact the effective tax rate. In 2005, the $2.2 reversal of tax contingency accruals due to legal statutes expiring during the year increased the effective tax rate by 11.1% compared to a rate increase of $3.8% in 2006 on reversals of $0.5 million. Also contributing to the change in the effective tax rate were the effects of rate differentials on foreign income, extraterritorial income exclusion, and foreign tax credits. In 2006, the extraterritorial income exclusion increased the tax benefit rate by 4.8%. In 2005, an adjustment of the benefit previously recognized reduced the 2005 benefit to less than $0.1 million. Because this benefit is being phased out, no further extraterritorial income exclusion is expected after 2006.

          Equity in income (loss), net of the tax provision, increased in 2006 versus 2005 by $1.0 million. The increase is due to a non-recurring charge of $1.9 million incurred in 2005 related to the shutdown of a carbon production facility in Japan owned and operated by the joint venture, Calgon Mitsubishi Chemical Corporation, partially offset by higher cost of sales for the joint venture in 2006 due to an unfavorable sales mix.

Discontinued Operations:

Income from discontinued operations was $1.2 million in 2006 compared with $3.1 million in 2005. The decrease is primarily due to the Company having only approximately two months of charcoal/liquid operations and approximately four months of solvent recovery operations due to the 2006 divestiture of both businesses. The 2006 results include $1.7 million of gain, net of tax, related to the sales of the two discontinued businesses.

2005 Versus 2004

Continuing Operations:

Consolidated net sales decreased in 2005 compared to 2004 by $5.0 million or 1.7%. Sales decreased in the Activated Carbon and Service segment by $3.6 million or 1.5%. The decrease was primarily due to the decline in the demand for resin service sales for the removal of perchlorate of $3.7 million. Ongoing delays in sales for specialty respirator carbons which were related to the temporary shutdown of a third party testing facility, and shipment delays in the U.S. Gulf Coast region caused by the effects of Hurricane Katrina also had an adverse impact on sales for 2005 versus 2004. Partially offsetting this decrease was the strong demand for activated carbon in the U.S. and European potable water markets. Sales in the Equipment segment decreased $3.1 million or 7.7%. The decrease was primarily related to non-recurring projects for ISEP® in Asia that occurred in 2004. Partially offsetting this decrease was the increase in demand for traditional carbon adsorption equipment. Sales for the Consumer segment increased by $1.6 million or 15.3% due to higher demand for activated carbon cloth and PreZerve® products. Foreign currency translation did not have a material impact on sales for 2005.

          Net sales less cost of products sold, as a percent of net sales, was 26.0% in 2005 compared to 29.9% in 2004. The Activated Carbon and Service segment primarily contributed to this decline with 25.1% in 2005 compared to 29.7% in 2004. The Equipment segment was 28.7% in 2005 versus 29.8% in 2004, whereas the Consumer segment increased to 34.1% in 2005 versus 32.9% in 2004. The increase in the Consumer segment was primarily due to volume. The Activated Carbon and Service segment decline was primarily due to higher raw material, energy, and freight costs of $9.9 million or 3.4%, increased cost of U.S. sourced carbon products shipped to the Company’s Belgian branch as a result of the weakening of the Euro in 2005 versus 2004 of $2.5 million or 0.8%, higher inventory related costs of $1.0 million or 0.3%, and increased employee benefit costs of $0.6 million. These costs were partially offset by increased selling prices which were instituted as a component of the Company’s 2005 re-engineering plan. The Company’s cost of products sold excludes depreciation; therefore, it may not be comparable to that of other companies.

          Depreciation and amortization decreased by $1.0 million or 4.4% in 2005 as compared to 2004 primarily due to decreased intangible amortization and decreased depreciation due to an increase in fully depreciated fixed assets.

          Selling, general and administrative expenses for 2005 increased by $5.0 million or 9.2%. The increase was primarily related to a $2.8 million increase in litigation expenses mostly relating to the UV patent cases, and $2.2 million of employee related expenses of which $1.6 million related to the Company’s 2005 re-engineering plan. Partially offsetting this increase was $1.1 million of acquisition integration expenses that occurred in 2004. On a segment basis, selling, general and administrative expenses increased in the Activated Carbon and Service segment by $2.6 million due to the $1.0 million of non-recoverable costs associated with the damage caused by Hurricane Katrina as well as the aforementioned employee related expenses. Selling, general and administrative expenses increased by $1.6 million in the Equipment segment primarily due to the litigation expenses related to the UV patents. The increase in the Consumer segment of $0.9 million was primarily due to its apportionment of the corporate overhead allocation driven by the increase in segment sales.

          Research and development expenses increased by $0.7 million or 18.5%. The increase was primarily related to an increase in rent expense of $0.2 million as well as the additional costs associated with adding research and development functionality in Europe of $0.4 million.

          The impairment charge for the year 2005 of $2.2 million was a result of the Company’s decision to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such a facility for the foreseeable future.

          The restructuring charge for the year 2005 of $0.4 million consisted of $0.2 million of pension curtailment charges and $0.2 million pertaining to the closure of two small manufacturing facilities as a result of the aforementioned re-engineering plan.

          Interest income in 2005 was comparable to 2004.

          Interest expense increased in 2005 versus 2004 by $1.5 million or 43.5% as a result of increased interest rates.

          Other expense – net decreased in 2005 versus 2004 by $1.1 million or 34.0% primarily due to a gain in the sale of property of $0.2 million in 2005 and a non-recurring $0.8 million foreign exchange loss that occurred in 2004 which primarily related to an intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd., for the purchase of 100% of the outstanding common shares of Waterlink (UK) Limited.

          The effective tax rate for 2005 was a benefit of 49.8%, or $9.7 million, on a pre-tax loss from continuing operations of $19.5 million. The tax benefit at the 35% statutory rate ($6.8 million) was increased by $2.2 million, or 11.1%, due to the reversal of tax contingency accruals from the expiration of legal statutes during the year. Also contributing to the recognition of higher tax benefits were state income taxes ($0.7 million or 3.4%) and foreign tax credits ($0.4 million or 2.0%).

          In 2004, the Company recognized a tax benefit of $0.8 million on pre-tax income from continuing operations of $2.0 million. The effective tax benefit rate of 41.1% for the year is very sensitive to changes due to the level of pre-tax income for the year. That is, a change in a permanent tax difference of $0.1 million in 2004 causes the effective tax rate for the year to increase or decrease by nearly 5%.

          At the statutory tax rate of 35%, the Company would have recorded tax expense in 2004 of $0.7 million. However, the Company was able to recognize benefits from the extraterritorial income exclusion ($1.2 million or 58.6%), state taxes ($0.4 million or 19.3%), an adjustment of the prior year’s tax accrual ($0.3 million or 16.8%), and foreign tax credits ($0.2 million or 11.2%). These additional benefits were partially offset by the tax rate differential on foreign income ($0.5 million or 23.7%).

          Two primary factors contributed to the differences between tax benefits in 2005 and 2004. The most significant difference was the recognition of $2.2 million of benefits in 2005 for the reversal of tax contingency accruals due to legal statutes expiring during the year. The second factor is the reduction in the benefit from the extraterritorial income exclusion, which was $1.2 million in 2004 but was insignificant in 2005. This benefit fluctuates as a percentage of pre-tax income based on the volume and margin on qualifying exports, the Company’s sales mix for the period, and the Company’s pre-tax income or loss. In addition, the amount for 2005 included an adjustment of the benefit previously recognized, which reduced the 2005 benefit to less than $0.1 million.

          On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. This law repealed an export tax benefit, provided for a 9% deduction on U. S. manufacturing income, and allowed the repatriation of foreign earnings at a reduced rate for one year, subject to certain limitations. Based on the calendar year 2006 and when fully phased in, management estimates that the repeal of the export tax benefit will increase income tax expense by approximately $0.6 million annually. The Company does not expect this to be offset by the manufacturing deduction in the short term due to its operating loss carryforwards. It is difficult to determine the exact impact on the effective tax rate from repealing the export tax benefit because of the volatility of the Company’s earnings. For example, if pre-tax income were $3.0 million, the effective tax rate would increase by 20%; however, if pre-tax income were $6.0 million, the effective tax rate would increase by only 10%.

          The AJCA also reduced the federal income tax rate to 5.25% on earnings distributed from non-U.S. based subsidiaries for a one-year period. The Company repatriated a total of $4.9 million from two of its wholly owned subsidiaries ($1.7 million from Calgon Carbon Canada, Inc. and $3.2 million from Chemviron Carbon, Ltd.). The current income tax included in the 2005 income tax provision for this repatriation is $0.3 million. The Company has not changed its policy of permanent reinvestment under APB No. 23 due to this one-time repatriation.

          Equity in income (loss), net of the tax provision, decreased in 2005 versus 2004 by $1.7 million. The decrease is primarily due to a charge of $1.9 million related to the shutdown of a carbon production facility in Japan owned and operated by the joint venture, Calgon Mitsubishi Chemical Corporation.

Discontinued Operations:

Income from discontinued operations was $3.1 million in 2005 compared with $1.9 million in 2004. Sales from discontinued operations increased $3.3 million in 2005 versus 2004, primarily due to higher seasonal demands of charcoal products. Net sales less cost of products sold, as a percent of net sales, was 21.2% in 2005 compared to 19.1% in 2004, primarily due to higher margin solvent recovery equipment sales.

Working Capital and Liquidity

Cash flows used in operating activities were $5.8 million for the year ended December 31, 2006 as compared to cash provided by operating activities of $12.8 million in 2005. The $18.6 million decrease was partially due to the inclusion of the cash generated from the divested businesses in 2005 for the full year, as compared to only pre-divestiture in 2006. Also contributing to the decrease were the operating results from continuing operations, excluding non-cash items, and the increased pension contributions of $6.9 million. These decreases were partially offset by an increase in operating working capital (exclusive of debt) of $2.5 million. The divestitures are expected to decrease cash flows from operations by approximately $3.0 million on an annual, on-going basis.

          Total debt, net of currency translation adjustments, decreased during the year by $9.1 million at December 31, 2006, which includes $3.1 million related to the debt discount for the Company’s convertible senior notes which will be amortized over a five year period.

          On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2036 (the “Notes”) and entered into a new revolving credit facility (the “Credit Facility”). The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility. Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006 (the “Old Credit Facility”). The material terms of the Notes, the new Credit Facility, and the Old Credit Facility, are described below.

5.00% Convertible Senior Notes due 2036

The Company initially issued $65.0 million in aggregate principal amount of 5.00% Notes due in 2036 and granted the initial purchaser a 30-day option to purchase up to an additional $10.0 million principal amount of Notes solely to cover over-allotments, if any. The initial purchaser exercised this option in full. Accordingly, $75.0 million in aggregate principal amount of Notes were issued and sold on August 18, 2006. The Notes accrue interest at the rate of 5.00% per annum and are payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes will mature on August 15, 2036.

          The Notes can be converted under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after September 30, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day in the measurement period was less than 103% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the Offering Memorandum dated August 14, 2006. On or after June 15, 2011, holders may convert their Notes at any time on the business day immediately preceding the maturity date. Upon conversion, the Company will pay cash for the principal amount of the Notes and shares of its common stock, if any, based on a daily conversion value (as described herein) calculated on a proportionate basis for each day of the 25 trading-day observation period.

          For the quarter ended March 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2007. As a result, as of March 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of March 31, 2007, the Company will be required to reclassify as a current liability, that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

          The initial conversion rate is be 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment, including the payment of a dividend on the Company’s common stock, in some events but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27, “Application of Issue No. 98.5 to Certain Convertible Instruments,” Issue 7, which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through December 31, 2006, no contingent events have occurred.

          The Company may not redeem the Notes before August 20, 2011. On or after that date, the Company may redeem all or a portion of the Notes at any time. Any redemption of the Notes will be for cash at 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, including any additional interest to, but excluding, the redemption date.

          Holders may require the Company to purchase all or a portion of their Notes on each of August 15, 2011, August 15, 2016, and August 15, 2026. In addition, if the Company experiences specified types of fundamental changes, holders may require it to purchase the Notes. Any repurchase of the Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date.

          The Notes are the Company’s senior unsecured obligations, and rank equally in right of payment with all of its other existing and future senior indebtedness. The Notes are guaranteed by certain of the Company’s domestic subsidiaries on a senior unsecured basis (“Subsidiary Guarantees”). The Subsidiary Guarantees are general unsecured senior obligations of the subsidiary guarantors (“Subsidiary Guarantors”) and rank equally in right of payment with all of the existing and future senior indebtedness of the Subsidiary Guarantors. If the Company fails to make payment on the Notes, the Subsidiary Guarantors must make them instead. The Notes will be effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries. The Notes are effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

          The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount will be reflected as a deduction from the face amount of the debt. The Company recorded interest expense of $1.8 million of which $0.2 million related to the amortization of the discount and $1.6 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

          The Notes and the Subsidiary Guarantees were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes, the Subsidiary Guarantees, and the common stock issuable upon conversion of the Notes have not been registered. The offering was conducted in reliance upon an exemption from registration under the Securities Act and applicable state securities laws. The Company and the Subsidiary Guarantors have agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register resales of the Notes, the Subsidiary Guarantees and common stock issuable upon conversion of the Notes under the Securities Act. The 90-day period expired on November 16, 2006. The Company did not file a registration statement within the time period and, as a result, is obligated to pay predetermined additional interest to holders of the Notes as described in the registration rights agreement. Since the Company did not file its Registration Statement by the 90th day following the transaction, the Company accrued 45 days of penalty interest as of December 31, 2006, which was not material. The Company will implement Financial Statement of Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” and accrue the probable liability under SFAS No. 5, “Accounting for Contingencies,” with an adoption date of January 1, 2007. The Company expects this liability to be approximately $0.2 million.

Credit Facilities

The Credit Facility was initially a $50.0 million facility and includes a separate U.K. sub-facility and a separate Belgian sub-facility. On February 5, 2007, the Credit Facility was amended to increase the commitment amount to $55.0 million and was syndicated to include one additional lender. The facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. The terms of the syndicated Credit Facility were not materially different than the original facility prior to the February 5, 2007 syndication. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

          As of December 31, 2006, the carrying amount of assets pledged as collateral was $52.6 million. The carrying amount as of December 31, 2006 for domestic, U.K., and Belgian borrowers were $42.4 million, $5.7 million, and $4.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of December 31, 2006, total availability was $34.6 million. Availability as of December 31, 2006 for domestic, U.K., and Belgian borrowers were $30.2 million, $4.4 million, and zero, respectively.

          The Credit Facility interest rate is based upon Euro-based (“LIBOR”) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.25% and is based upon the Company’s overall availability under the Credit Facility. The unused commitment fee is equal to 0.375% per annum and is based upon the unused portion of the revolving commitment. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at December 31, 2006 totaled $17.3 million.

          The Company incurred debt issuance costs of $0.5 million which were deferred and are being amortized over a five year period. The Company had no borrowings under the Credit Facility as of December 31, 2006.

          The Credit Facility contains a number of affirmative and negative covenants. Because of delays in filing its Annual Report on Form 10-K for the year ended December 31, 2006, the Company was in violation of the affirmative covenant requiring audited financial statements to be provided to the lender within 90 days after the end of the Company’s fiscal year as well as the covenant requiring the Company to provide certain financial plan information for 2007 through 2009. The Company received a formal compliance waiver related to these covenant breaches to extend the due date for delivery of audited financial statements until April 30, 2007 and the financial plan information until April 15, 2007. The Company has notified its lenders that it will provide such financial information by the extension dates. The lenders continue to fund the Company under the Credit Facility.

          The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of December 31, 2006 and is currently in compliance with such covenants.

          Management cannot be assured that, after the December 31, 2006 audited financial statements have been provided to the lenders, there will not be any violation for the twelve months following the filing date of this Form 10-K of the covenants contained in the Credit Facility. Although not currently anticipated by the Company, the tendering by holders of a substantial portion of the Notes as described above would increase the risk of violation of the financial covenant related to the fixed charge coverage ratio due to the increased borrowing under the Credit Facility.

Old Credit Facility

The Company’s Old Credit Facility consisted of a $100.0 million revolving loan and an $18.0 million term loan. This facility was secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. Included in the Old Credit facility was a letter of credit sub-facility that could not exceed $30.0 million. The interest rate was based upon LIBOR with other interest rate options available. The applicable Euro Dollar margin in effect when the Company was in compliance with the terms of the facility ranged from 1.25% to 2.50%, along with an unused commitment fee that ranged from 0.25% to 0.50% that was based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (EBITDA). During periods of default, the lenders had the option of increasing both the Euro Dollar margin and the unused commitment fee by as much as 2.00%. The Old Credit Facility’s covenants imposed financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays (cash outlays as defined by the agreement include payments for income tax, interest, debt principal, dividends, and capital expenses), operating assets to debt, and minimum net worth. In addition, the Old Credit Facility imposed gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The Old Credit Facility also contained mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts for certain events as defined within the loan agreement.

          On February 23, 2006, the Company, as required by the Old Credit Facility, repaid the $18.0 million term loan with the proceeds from the sale of the Company’s Charcoal/Liquid business. As part of the repayment, the Company wrote-off $0.3 million of deferred financing fees as well as $0.1 million in fees associated with the repayment.

          As of June 30 and March 31, 2006 and as of September 30, 2005, the Company was not in compliance with certain financial covenants of the Old Credit Facility and its predecessor credit facility. During these time periods, the then existing lenders reserved, but did not exercise, their right to call the debt without further notice at any time during the period of violation.

Other Liquidity Matters

In December 2004, the Company entered into an agreement to purchase the additional 20% interest of the then 80% owned Datong Carbon Corporation for $0.7 million. The cash was transferred during January 2005, and the purchase resulted in the Company recording additional goodwill in 2004 of $0.4 million.

          In May 2005, the Company formed a joint venture with C. Gigantic Carbon to provide carbon reactivation services to the Thailand market. The joint venture was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company after an initial investment of $0.2 million which is accounted for in the Company’s financial statements under the equity method.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. The Company is contractually obligated to make monthly, quarterly, and semi-annual interest payments on its outstanding debt agreements. At December 31, 2006, the weighted average interest rate was 5.95% and long-term borrowings totaled $77.9 million (excluding the debt discount on the Company’s senior convertible notes). The Company is also required to make minimum funding contributions to its pension plans which are estimated at $5.5 million for the year ended December 31, 2007. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2006.

	Due in

(Thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt*	$—	$—	$2,925	$—	$75,000	$—	$77,925
Operating leases	4,127	3,056	2,673	2,357	2,000	10,604	24,817
Unconditional purchase obligations**	26,981	19,853	10,019	7,753	5,711	—	70,317
Total contractual cash obligations	$31,108	$22,909	$15,617	$10,110	$82,711	$10,604	$173,059

*	Excludes debt discount of $3,089.
**	Primarily for the purchase of raw materials, transportation, and information systems services.

Note:
Interest is not included in the above schedule. As of December 31, 2006 the Company’s interest rate was 5.95% and the Company projects interest payments of approximately $4.5 million for 2007.

          The Company does not have any significant long-term employment agreements.

          The Company does not have any special-purpose entities or off-balance sheet financing arrangements except for the operating leases disclosed above.

          The Company’s qualified defined benefit pension plans (the “Qualified Plans”) cover substantially all non-union and certain union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $6.4 million and $7.0 million for the years ended December 31, 2006 and 2005, respectively.

          The fair value of the assets of the Company’s Qualified Plans increased from $67.3 million at December 31, 2005 to $81.6 million at December 31, 2006. During the year ended December 31, 2006, the Company funded its Qualified Plans with $11.4 million in contributions. The Company expects that it will be required to fund the Qualified Plans with approximately $5.5 million in contributions for the year ending December 31, 2007.

          The Company did not declare or pay any dividends in 2006. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flow, and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Facility contains covenants which include limitation on its ability to declare or pay cash dividends or make other restricted payments, subject to certain exceptions, such as dividends declared and paid by its subsidiaries, cash dividends paid by the Company in an amount not to exceed $6.0 million in the aggregate during any fiscal year if certain conditions are met, and restricted payments pursuant to stock compensation or other benefit plans.

          As of March 31, 2007, the holders of the Company’s notes have the right to convert the notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these notes will be converted, if any, as of March 31, 2007, the Company will be required to reclassify as a current liability, that portion of the notes that cannot be refinanced on a long-term basis under the Company’s Credit Facility as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” The Company expects that cash from operating activities plus cash balances and new external financing available to the Company will be sufficient to meet its cash requirements.

          The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a stand alone basis. Any additional needs will be funded by either borrowings under the Company’s credit facility or existing operating cash flow. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows and borrowings will adequately support each of the segments cash needs.

Capital Expenditures and Investments

Capital expenditures were $12.9 million in 2006, $16.0 million in 2005, and $12.4 million in 2004. Expenditures for 2006 primarily included $9.3 million for improvements to manufacturing facilities, $2.2 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and $1.0 million for customer capital. Expenditures for 2005 primarily included $10.8 million for improvements to manufacturing facilities, $3.8 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and $1.1 million for customer capital. Capital expenditures for 2007 are projected to be approximately $17.0 million.

          In 2003, the Company temporarily suspended construction of a new facility in the Gulf Coast region of the United States. On March 22, 2005, the Company concluded, and the Board of Directors approved, that the cancellation of this project was warranted and that construction of such a facility should be suspended for the foreseeable future. Accordingly, The Company does not expect and future expenditures associated with this facility.

          Also in 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. In the fourth quarter of 2006, management authorized preliminary engineering work to be performed to more accurately assess the costs and length of time needed to make the idled activated carbon line operational again due to a favorable ruling by the ITC on the Company’s anti-dumping petition for steam activated carbon imported into the United States from China and subsequent expected increased demand of U.S. manufactured products. Management expects to complete its assessment regarding the start-up of this idled activated carbon line to address potential future market opportunities in 2007. If at any point it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact to current operating results would be insignificant.

          In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review, in accordance with SFAS No. 144 of the plant’s assets having a net book value of $1.3 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in late 2007 if market conditions warrant it. If management should conclude that the idling of the plant beyond 2007 is necessary, operating results may be adversely affected by impairment charges.

          The 2005 cash outflow for the purchase of a business of $0.9 million, as shown on the statement of cash flows, represents the Company’s acquisition of the additional 20% interest of Datong Carbon Corporation of $0.7 million and $0.2 million related to the joint venture that was formed with C. Gigantic Carbon Corporation. The 2004 cash outflow of $35.3 million for the purchase of a business represents the Company’s February 2004 acquisition of Waterlink Specialty Products. The purchase resulted in the Company recording goodwill of $16.1 million.

          Other cash flows from investing activities include the receipt of $21.3 million in 2006 for the sale of the Charcoal/Liquid and Solvent Recovery businesses and the 2006 receipt of $4.6 million in connection with the insurance settlement for damage to the Mississippi plant caused by Hurricane Katrina. Proceeds from sales of property, plant and equipment were relatively consistent from year to year and totaled $1.2 million in 2006 compared to $1.4 million in 2005 and $1.5 million in 2004.

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

          The following are the Company’s critical accounting policies impacted by management’s judgments, assumptions, and estimates. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition.

Revenue Recognition

The Company recognizes revenue and related costs when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage-of-completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on our contracts that follow the percentage-of-completion method; however, due to uncertainties inherent in the estimation process, it is possible that estimated project costs at completion could vary from our estimates. The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The amount of allowance recorded is based upon a quarterly review of specific customer receivables that remain outstanding at least three months beyond their respective due dates. The Company’s provision for doubtful accounts and loss experience have not varied materially from period to period. However, if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

The Company’s inventories are carried at the lower of cost or market. The Company provides for  inventory obsolescence based upon a review of specific products that have remained unsold for a prescribed period of time. If the market demand for various products softens, additional adjustments may be required.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

          The Company tests goodwill for impairment at least annually by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.

          On November 14, 2006, the Federal Court of Canada found that the Company’s patent for the use of UV light to prevent infection from cryptosporidium in drinking water is invalid. As a result, the Company’s estimate of future royalties used in determining the fair value of the UV reporting unit as of December 31, 2006 declined substantially from the prior year resulting in goodwill impairment of $6.9 million. This impairment represents the difference between the implied fair value of goodwill for the UV reporting unit and the carrying value of the goodwill before recognition of the impairment.

          The following table summarizes the relevant assumptions used for determining the fair value for each of the significant reporting units at December 31, 2006 and 2005:

	Discount Rate		Capitalization Rate		Compound Annual Growth Rate

Reporting Unit	2006	2005	2006	2005	2006	2005

Activated Carbon and Service Segment:
Americas/Asia	13.0%	12.0%	10.0%	9.0%	3.0%	3.0%
Europe	13.0%	12.0%	10.0%	9.0%	3.0%	3.0%

Equipment Segment:
ISEP	14.5%	12.0%	11.5%	12.0%	14.0%	(5.0)%
UV	16.5%	14.0%	13.5%	11.0%	19.0%*	41.0%

*

Represents compound annual growth rate used for the discrete projection period, which was 5 years for all reporting units except for 2006 projections for the UV reporting unit. Discrete projections for 10 years were used in 2006 for the UV reporting unit to enable growth from recent government regulations to subside to a normalized long-term rate. The aforementioned government regulations, which were published in the Federal Register in January 2006, require water municipalities to install an abatement process to remove certain harmful bacteria from drinking water.

          The discount rates used in the 2006 impairment analysis for all reporting units increased due to an overall increase in the Company’s risk premium as well as for the inherent market risk related to the Equipment segment. The capitalization rate represents the difference between the discount rate and the long-term growth rate. Management re-evaluated its growth assumption for the ISEP reporting unit in 2006 in accordance with the ISEP strategic plan. As a result of this process, the Company concluded that a 14% compound annual growth rate was appropriate as of December 31, 2006 and that its historical assumption of negative growth was no longer valid.

          Additional assumptions used in the analysis include the following:

•	Revenue assumptions were based on the Company’s historical performance and anticipated market conditions and the Company’s strategy thereto. These assumptions varied among reporting units.

•	Gross profit generally is expected to increase as revenues improve in most reporting units.

•	Operating expenses are expected to increase in absolute dollars but decrease as a percentage of revenues.

•	Depreciation expense is expected to increase as capital expenditures increase over the most recent five-year trend.

An effective tax rate of 40% was used for all reporting units.

          Except as noted above, the assumptions used for the 2006 impairment analysis were consistent with those used for the 2005 analysis.

          The following table shows the impact on the fair value of each significant reporting unit of (a) a 1% decrease in revenues and costs and (b) a 1% increase in the discount rate:

(Dollars in Thousands)	Fair Value at December 31, 2006

Reporting Unit	Impairment Analysis	If 1% Decrease in Revenues/Costs	If 1% Increase in Discount Rate	Carrying Value of Unit*

Activated Carbon and Service Segment:
Americas/Asia	$187,000	$181,176	$172,261	$141,740
Europe	56,800	54,611	51,932	43,306

Equipment Segment:
ISEP	22,900	20,161	19,223	4,668
UV	14,445	13,640	13,078	9,222

*	After recognition of impairment for UV reporting unit.

          The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives. In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by SFAS No. 144.

Pensions

The Company maintains Qualified Plans which cover substantially all non-union and certain union employees in the United States and Europe. Pension expense, which totaled $6.4 million in 2006 and $7.0 million in 2005, is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on our Qualified Plans’ assets, which range from 5.00% to 8.25%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. The Company also considered the historical performance of its benchmark portfolio over the trailing ten and fifteen year period of 8.2% and 9.4%, respectively, as the best indicator of expected future performance. The Company also considered its historical 10-year compounded return which ranges from 7.24% to 7.53%. The expected long-term rate of return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of 75.0% with equity managers and 25.0% with fixed-income managers. The European Qualified Plans’ assets are based on an asset allocation assumption of 60.0% with equity managers and 40.0% with fixed-income managers. Because of market fluctuation, the Company’s actual U.S. asset allocation as of December 31, 2006 was 73.5% with equity managers, 24.5% with fixed-income managers, and 2.0% with other investments. The Company’s actual European asset allocation as of December 31, 2006 was 68.5% with equity managers, 29.2% with fixed-income managers, and 2.3% with other investments. The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company continues to believe that the range of 5.00% to 8.25% is a reasonable long-term rate of return on its Qualified Plans assets. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

          The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from a range of 4.98% to 5.75% at December 31, 2005 to a range of 4.45% to 5.60% at December 31, 2006. The Company estimates that its pension expense for the Qualified Plans will approximate $4.2 million in 2007. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

           A sensitivity analysis of the projected incremental effect of a hypothetical 1 percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)

	U.S. Plans		European Plans

(Thousands)	(1%)	1%	(1%)	1%

Discount rate
Pension liabilities at December 31, 2006	$11,212	$(9,809)	$7,617	$(5,842)
Pension costs for the year ended December 31, 2006	$926	$(914)	$381	$(255)

Indexation
Pension liabilities at December 31, 2006	$—	$—	$(870)	$970
Pension costs for the year ended December 31, 2006	$—	$—	$(71)	$89

Expected return on plan assets
Pension costs for the year ended December 31, 2006	$531	$(531)	$175	$(171)

Compensation
Pension liabilities at December 31, 2006	$(1,725)	$1,791	$(1,914)	$2,190
Pension costs for the year ended December 31, 2006	$(509)	$538	$(257)	$323

Note:	The Company’s U.S. salaried plan will not be sensitive to a change in the rate of compensation increases after fiscal year 2006 due to the freezing of benefit accruals for all participants.

Income Taxes

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating tax positions. The Company establishes reserves when, despite management’s belief that the Company’s tax return positions are fully supportable, it believes that certain positions are probable of being challenged upon review by tax authorities. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. The resolution of tax matters is not expected to have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statements of income and comprehensive income for a particular future period and on the Company’s effective tax rate.

          As of December 31, 2006, the Company had provided $4.3 million for potential tax exposure primarily related to intercompany loans owed to a Controlled Foreign Corporation (“CFC”) for periods prior to 2005, differing methodologies for computing the extraterritorial income exclusion, and research and development tax credits, which have not yet been utilized. In 2006, the Company reversed $0.5 million of tax contingency accruals associated with the extraterritorial income exclusion due to statute expiration. Accrual reversals of $2.2 million in 2005 resulted primarily from statute expirations related to a gain calculation on the sale of a facility. No amounts were added to the Company’s contingency accruals in 2006 or 2005. Adjustments for expirations of the statute of limitations in 2007 are expected to approximate those for 2006. The 2007 expirations, which relate primarily to the differing computation methodologies for the extraterritorial income exclusion, represent the final statute expirations associated with that tax contingency.

          The Company is subject to varying statutory tax rates in the countries where it conducts business. Fluctuations in the mix of the Company’s income between countries result in changes to the Company’s overall effective tax rate.

          The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits. As of December 31, 2006, the Company had recorded a net deferred tax asset of $24.3 million, of which $17.2 million represents tax benefits from foreign and domestic operating loss and credit carryforwards. Appoximately 75% of the net benefit for the operating loss and credit carryforwards relates to (a) federal operating loss carryforwards, which do not begin to expire until 2019, (b) state operating loss carryforwards, of which 81% will not expire until 2018 or later; and (c) foreign tax credits. The remaining 25% relates to foreign operating loss carryforwards, which generally have unlimited carryforward periods but may be subject to limitations based on specific types of income. The Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of these tax benefits.

          The Company based its conclusions on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions. Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods. Such unusual and non-recurring items include the effects of discontinued operations, legal fees or settlements associated with specific litigation matters, pension curtailment costs, and restructuring costs. For the three-year period ended December 31, 2006, the Company’s normalized historical performance on a cumulative basis indicated a profit, which supports the likelihood of future federal taxable income.

           The Company’s projections of future taxable income for state purposes consider known or pending events, such as the passage of legislation, and do not reflect a general growth assumption. Certain major assumptions affecting the income projections relate to government standards, which impact the entire industry. For example, recent government regulations are expected to expand market opportunities in both the UV market and the mercury removal market. Also, effective in October 2006, the DOC imposed anti-dumping duties in the form of cash deposits ranging from 62% to 228% on all steam activated carbon products imported from China. The Company believes that the imposition of duties will favorably affect its markets. Incorporation of these known or pending events into the projections of future taxable income results in significant growth in such income in the near term. While management believes the risks associated with these events not occurring may be low, the ultimate impact of the events on the Company’s taxable income remains uncertain. For example, if the Company is unable to achieve its projected share of the expanded markets resulting from government regulations or anti-dumping duties, then the Company’s projected future taxable income may not be realized. For the 15-year period beginning in 2012, which generally represents the period after the impact of the known or pending events has stabilized, the compound annual growth rate of projected taxable income is less than 5%. The Company’s projections do not include taxable income from the reversal of deferred tax liabilities. The Company believes that its assumptions and the resulting projections are reasonable and fully support the recognized deferred tax assets associated with state net operating loss and credit carryforwards.

          Approximately half of the Company’s deferred tax assets, or $22.5 million, represents temporary differences associated with pensions, accruals, goodwill, and other assets. Nearly 80% of the Company’s deferred tax liabilitites of $15.4 million at December 31, 2006 relate to property, plant and equipment. These temporary differences will reverse in the near term due to the natural realization of temporary differences between annual book and tax reporting. The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

          On October 22, 2004, the AJCA was signed into law. This law repealed an export tax benefit, provided for a 9% deduction on U.S. manufacturing income, and allowed the repatriation of foreign earnings at a reduced rate for one year, subject to certain limitations. Based on the calendar year 2006, and when fully phased in, management estimates that the repeal of the export tax benefit will increase income tax expense by approximately $0.6 million annually. The Company does not expect this to be offset by the manufacturing deduction in the short term due to the Company’s operating loss carryforwards. It is difficult to determine the exact impact on the effective income tax rate from repealing the export tax benefit because the rate is dependent on the level of the Company’s earnings.

          The tax law also reduced the federal income tax rate to 5.25 percent on earnings distributed from non-U.S. based subsidiaries for a one-year period. The Company repatriated a total of $4.9 million from two of its wholly owned subsidiaries ($1.7 million from Calgon Carbon Canada, Inc. and $3.2 million from Chemviron Carbon Ltd.). The current income tax included in the 2005 income tax provision for this repatriation is $0.3 million. The Company has not changed its policy of permanent reinvestment under APB No. 23 due to this one-time repatriation of earnings.

Litigation

The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. The Company will continue to evaluate all legal matters as additional information becomes available. Reference is made to Note 20 of the Financial Statements for a discussion of litigation and contingencies.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires recognition of the funded status of a benefit plan on the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from gains and losses in the current period. The Company adopted SFAS No. 158 on December 31, 2006 as required, and the related adjustments are reflected in the accompanying Financial Statements. Refer to Note 14 for the additional disclosure required and the effects of adoption.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective during fiscal year 2006 and had no material impact on the financial statements.

          In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, will be adopted by the Company effective January 1, 2007 as required. The Company is in the process of evaluating the effect that the adoption of this interpretation will have on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that adoption will not have a material impact on the financial statements other than the enhanced disclosures required.

          In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has adopted EITF 00-19-2 on January 1, 2007 as required and is in the process of evaluating the effects on the Company’s financial statements. The Company expects this liability to be approximately $0.2 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk

In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products. Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly. Based on the estimated 2007 usage of coal and natural gas, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in a pretax loss (or gain) of $1.9 million, respectively.

          To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts for the purchase of a percentage of the estimated need for coal and natural gas at fixed prices. The future commitments under these long-term contracts, which provide economic hedges, are disclosed within Note 11 to the Financial Statements. The value of the cash-flow hedges for natural gas is disclosed in Note 19 to the Financial Statements.

Interest Rate Risk

The Company’s current and long-term debt is based on fixed rates, rates that float with the Euro Dollar, or prime, and the carrying value approximates fair value. The Company’s senior convertible notes, which represent the majority of the Company’s outstanding debt balance at December 31, 2006, are based on a fixed rate and therefore would not be subject to interest rate risk. A hypothetical change of 10% in the Company’s effective interest rate from year-end 2006 would not be a material change to interest expense.

Foreign Currency Exchange Risk

The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars. The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures. At December 31, 2006, ten foreign currency forward exchange contracts were outstanding. A hypothetical 10% strengthening (or weakening) of the U.S. dollar, British Pounds Sterling, and Euro at December 31, 2006 would result in a pretax loss (or gain) of approximately $0.2 million. The foreign currency forward exchange contracts purchased during 2006 have been accounted for according to SFAS No. 133.

          The Company had also entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd. The swap agreement provides the offset for the foreign currency fluctuation and neutralizes its effect on loan payments and valuation. This swap transaction has been accounted for in accordance with SFAS No. 133.

Item 8. Financial Statements and Supplementary Data:

REPORT OF MANAGEMENT

Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting

Responsibility for Financial Statements

Management is responsible for the preparation of the financial statements included in this Annual Report. The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The Notes to the Consolidated Financial Statements contained within this Annual Report are consistent with the Consolidated Financial Statements.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of the Company’s financial statements, as well as reasonable assurance with respect to safeguarding the Company’s assets from unauthorized use or disposition. However, no matter how well designed and operated, an internal control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness. Based on this evaluation, management believes that, as of December 31, 2006, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

          Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Material Weakness Previously Identified

As previously reported in our quarterly report on Form 10-Q for the period ended September 30, 2006, on October 30, 2006, management and the Audit Committee of the Company determined that as of September 30, 2006, a material weakness existed in internal control over financial reporting related to the calculation of the Company’s interim tax provision. This determination resulted from errors identified in the quarterly tax provision calculation for the quarters ended March 31 and June 30, 2006, respectively.

Changes in Internal Control

During the most recent fiscal quarter ended December 31, 2006, the Company completed its remediation related to the material weakness identified above related to the calculation of the Company’s interim tax provision. Pursuant to Exchange Act Rule 13a-15(d), this effort constituted a material change to the internal control structure.

INTERNAL CONTROLS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in the Report of Management, that Calgon Carbon Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated April 24, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of two new accounting standards.

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
April 24, 2007

FINANCIAL STATEMENTS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of and for the years ending December 31, 2005 and 2004, which statements reflect total assets constituting 9 percent of consolidated total assets as of December 31, 2005, and total revenues constituting 12 percent and 11 percent of consolidated total revenues for the years ended December 31, 2005 and 2004, respectively. Those financial statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary Chemviron UK, is based solely on the report of such other auditors.

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

          In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
April 24, 2007

FINANCIAL STATEMENTS - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Chemviron Carbon Limited

We have audited the accompanying consolidated balance sheet of Chemviron Carbon Limited and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemviron Carbon Limited and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Manchester, United Kingdom
April 24, 2007

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
Calgon Carbon Corporation

	Year Ended December 31

(Dollars in thousands except per share data)	2006	2005	2004

Net Sales	$316,122	$290,835	$295,877

Cost of products sold (excluding depreciation)	236,673	215,330	207,523
Depreciation and amortization	18,933	21,042	22,004
Selling, general and administrative expenses	62,003	59,547	54,543
Research and development expenses	4,248	4,506	3,801
(Gain) loss from insurance settlement (Note 3)	(8,072)	1,000	—
Goodwill impairment charge (Note 8)	6,940	—	—
Gulf Coast facility impairment charge (Note 7)	—	2,158	—
Restructuring charges (Note 4)	7	412	—

	320,732	303,995	287,871

Income (loss) from operations	(4,610)	(13,160)	8,006
Interest income	822	719	697
Interest expense	(5,977)	(4,891)	(3,409)
Other expense–net	(2,209)	(2,138)	(3,238)

Income (loss) from continuing operations before income taxes, equity in income (loss), and minority interest	(11,974)	(19,470)	2,056
Income tax benefit (Note 15)	(2,676)	(9,688)	(846)

Income (loss) from continuing operations before equity in income (loss) and minority interest	(9,298)	(9,782)	2,902
Equity in income (loss) of equity investments	286	(725)	1,000
Minority interest	—	—	66

Income (loss) from continuing operations	(9,012)	(10,507)	3,968
Income from discontinued operations (Note 5)	1,214	3,091	1,920

Net income (loss)	(7,798)	(7,416)	5,888
Other comprehensive income (loss), net of tax provision (benefit) of $2,752, ($3,019), and ($816), respectively	9,238	(9,811)	3,939
Cumulative effect of change in accounting principle, net of tax benefit of $2,739, $0, and $0, respectively	(5,375)	—	—

Comprehensive income (loss)	$(3,935)	$(17,227)	$9,827

Basic and diluted income (loss) from continuing operations per common share	$(.23)	$(.27)	.10
Income from discontinued operations per common share	.03	.08	.05

Basic and diluted net income (loss) per common share	$(.20)	$(.19)	$.15

Weighted average shares outstanding, in thousands
Basic	39,927	39,615	39,054
Diluted	39,927	39,615	39,456

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Calgon Carbon Corporation

	December 31

(Dollars in thousands except per share data)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$5,631	$5,446
Receivables, net of allowance for losses of $1,981 and $2,172	55,036	51,224
Revenue recognized in excess of billings on uncompleted contracts	7,576	5,443
Inventories	70,339	67,655
Deferred income taxes–current	5,761	8,448
Other current assets	4,369	6,044
Assets held for sale (Note 5)	—	21,340

Total current assets	148,712	165,600
Property, plant and equipment, net	106,101	108,745
Equity investments	6,971	7,219
Intangibles	8,521	10,049
Goodwill	27,497	33,874
Deferred income taxes–long term	20,225	18,684
Other assets	4,337	3,697

Total assets	$322,364	$347,868

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$36,614	$36,479
Billings in excess of revenue recognized on uncompleted contracts	2,516	3,933
Accrued interest	1,440	23
Payroll and benefits payable	6,533	11,396
Accrued income taxes	8,423	10,783
Liabilities held for sale (Note 5)	—	6,683

Total current liabilities	55,526	69,297
Long-term debt	74,836	83,925
Deferred income taxes–long-term	1,679	1,389
Accrued pension and other liabilities	42,450	42,697

Total liabilities	174,491	197,308

Commitments and contingencies (Notes 11 and 20)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,550,290 and 42,459,733 shares issued	425	425
Additional paid-in capital	70,851	69,906
Retained earnings	94,035	101,833
Accumulated other comprehensive income	10,305	6,442
Deferred compensation	(506)	(917)

	175,110	177,689
Treasury stock, at cost, 2,819,690 and 2,787,258 shares	(27,237)	(27,129)

Total shareholders’ equity	147,873	150,560

Total liabilities and shareholders’ equity	$322,364	$347,868

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Calgon Carbon Corporation

	Year Ended December 31

(Dollars in thousands)	2006	2005	2004

Cash flows from operating activities
Net income (loss)	$(7,798)	$(7,416)	$5,888
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on insurance settlement	(8,072)	—	—
Gain from divestitures	(6,719)	—	—
Depreciation and amortization	18,935	22,062	23,126
Noncash impairment and restructuring charges	7,728	2,976	—
Equity in (income) loss from equity investments	(286)	725	(1,000)
Distributions received from equity investments	—	254	—
Employee benefit plan provisions	3,285	4,046	4,580
Changes in assets and liabilities – net of effects from purchase of businesses and foreign exchange:
Decrease (increase) in receivables	3,232	4,273	(3,469)
Increase in inventories	(1,508)	(13,009)	(2,076)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	2,800	2,787	1,410
Decrease in restructuring reserve	(293)	(498)	(336)
(Decrease) increase in accounts payable and accrued liabilities	(6,631)	5,346	(2,606)
Decrease in long-term deferred income taxes	(973)	(6,284)	(2,373)
Decrease in accrued pensions and other liabilities	(11,395)	(4,532)	(4,908)
Other items – net	1,910	2,110	1,838

Net cash (used in) provided by operating activities	(5,785)	12,840	20,074

Cash flows from investing activities
Purchase of businesses (net of cash)	—	(856)	(35,250)
Purchase of intangible assets	—	—	(687)
Proceeds from divestitures	21,265	—	—
Property, plant and equipment expenditures	(12,855)	(15,996)	(12,413)
Proceeds from insurance settlement for property and equipment	4,595	—	—
Proceeds from disposals of property, plant and equipment	1,205	1,356	1,527

Net cash provided by (used in) investing activities	14,210	(15,496)	(46,823)

Cash flows from financing activities
Proceeds from borrowings	156,517	108,821	171,900
Repayments of borrowings	(165,606)	(109,496)	(141,561)
Treasury stock purchased	(108)	—	—
Common stock dividends	—	(3,555)	(4,685)
Common stock issued	464	3,050	856

Net cash (used in) provided by financing activities	(8,733)	(1,180)	26,510

Effect of exchange rate changes on cash	493	502	65

Increase (decrease) in cash and cash equivalents	185	(3,334)	(174)

Cash and cash equivalents, beginning of year	5,446	8,780	8,954

Cash and cash equivalents, end of year	$5,631	$5,446	$8,780

Noncash transactions from investing activities:
Purchase of an additional 20% interest in Datong Carbon Corporation	$—	$—	$745

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Calgon Carbon Corporation

(Dollars in thousands, except per share data)	Common Shares Issued	Common Shares	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income

								Treasury Stock

							Sub-Total	Shares	Amount	Total

Balance, December 31, 2003	41,793,683	$418	$64,669	$111,601	$—	$12,314	$189,002	2,787,258	$(27,129)	$161,873

2004
Net income	—	—	—	5,888	—	—	5,888	—	—	5,888
Employee and director stock plans	165,250	2	854	—	—	—	856	—	—	856
Common stock dividends Cash ($0.12 per share)	—	—	—	(4,685)	—	—	(4,685)	—	—	(4,685)
Translation adjustments, net of tax	—	—	—	—	—	5,421	5,421	—	—	5,421
Additional minimum pension liability, net of tax	—	—	—	—	—	(1,380)	(1,380)	—	—	(1,380)
Unrecognized loss on derivatives, net of tax	—	—	—	—	—	(102)	(102)	—	—	(102)

Balance, December 31, 2004	41,958,933	$420	$65,523	$112,804	$—	$16,253	$195,000	2,787,258	$(27,129)	$167,871

2005
Net loss	—	—	—	(7,416)	—	—	(7,416)	—	—	(7,416)
Employee and director stock plans	500,800	5	4,383	—	(1,338)	—	3,050	—	—	3,050
Employee and director deferred compensation	—	—	—	—	421	—	421	—	—	421
Common stock dividends Cash ($0.06 per share)	—	—	—	(3,555)	—	—	(3,555)	—	—	(3,555)
Translation adjustments, net of tax	—	—	—	—	—	(4,799)	(4,799)	—	—	(4,799)
Additional minimum pension liability, net of tax	—	—	—	—	—	(4,856)	(4,856)	—	—	(4,856)
Unrecognized loss on derivatives, net of tax	—	—	—	—	—	(156)	(156)	—	—	(156)

Balance, December 31, 2005	42,459,733	$425	$69,906	$101,833	$(917)	$6,442	$177,689	2,787,258	$(27,129)	$150,560

2006
Net loss	—	—	—	(7,798)	—	—	(7,798)	—	—	(7,798)
Translation adjustments, net of tax	—	—	—	—	—	4,644	4,644	—	—	4,644
Additional minimum pension liability, net of tax (See Note 14)	—	—	—	—	—	4,790	4,790	—	—	4,790
Unrecognized loss on derivatives, net of tax	—	—	—	—	—	(196)	(196)	—	—	(196)
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of tax (See Note 14)	—	—	—	—	—	(5,375)	(5,375)	—	—	(5,375)
Employee and director stock plans	90,557	—	945	—	—	—	945	—	—	945
Employee and director deferred compensation	—	—	—	—	411	—	411	—	—	411
Treasury stock purchased	—	—	—	—	—	—	—	32,432	(108)	(108)

Balance, December 31, 2006	42,550,290	$425	$70,851	$94,035	$(506)	$10,305	$175,110	2,819,690	$(27,237)	$147,873

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Calgon Carbon Corporation

1. Summary of Accounting Policies

Operations

Calgon Carbon Corporation (the “Company”) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams. The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer. Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment relies on activated carbon as a base material, while Equipment relies on a variety of other methods and materials which involve other materials in addition to activated carbon. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services. The Company’s largest markets are in the United States, Europe, and Japan. The Company also markets in Africa, Canada, India, Latin America, and Asia.

Principles of Consolidation

The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada, Inc., Chemviron Carbon Ltd., Calgon Carbon Investments Inc., Solarchem Environmental Systems Inc., Charcoal Cloth (International) Limited, Charcoal Cloth Ltd., Advanced Separation Technologies Inc., Calgon Carbon (Tianjin) Co., Ltd., Calgon Carbon Asia Ltd., Waterlink UK Holdings Ltd., Sutcliffe Croftshaw Ltd., Sutcliffe Speakman Ltd., Sutcliffe Speakman Carbons Ltd., Lakeland Processing Ltd., and Sutcliffe Speakmanco 5 Ltd. In December 2004, the Company increased its equity ownership in Datong Carbon Corporation from 80% to 100% for a purchase price of $0.7 million which resulted in the Company recording additional goodwill of $0.4 million. The Company has a 49% ownership stake in a joint venture with Mitsubishi Chemical Corporation named Calgon Mitsubishi Chemical Corporation (CMCC). CMCC is accounted for in the Company’s financial statements under the equity method. In May 2005, the Company formed a joint venture company with C. Gigantic Carbon. The joint venture company was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company which is accounted for in the Company’s financial statements under the equity method. Intercompany accounts and transactions have been eliminated. Certain of the Company’s international operations in Europe are owned directly by the Company and are operated as branches.

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

Revenue Recognition

Revenue and related costs are recognized when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage-of-completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage-of-completion method; however, due to uncertainties inherent in the estimation process, it is possible that estimated project costs at completion could vary from estimates. The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The amount of allowance recorded is based upon a quarterly review of specific customer transactions that remain outstanding at least three months beyond their respective due dates.

Inventories

Inventories are carried at the lower of cost or market. Inventory costs are primarily determined using the first-in, first-out (“FIFO”) method.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

          The Company tests goodwill for impairment at least annually by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.

          The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives. In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges. A long-lived asset to be disposed of other than by sale shall continue to be classified as held and used until it is disposed of. A long-lived asset or group of assets classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell.

Income Taxes

The Company provides an estimate for income taxes based on an evaluation of the underlying accounts, its tax filing positions, and interpretations of existing law. The Company also provides for estimated income tax exposure associated with uncertainty in tax positions taken by the Company when it is probable that the Company’s tax position will not be sustained upon examination by tax authorities. The Company believes that its primary exposures for uncertain tax positions involve intercompany loans owed to a Controlled Foreign Corporation (“CFC”) for periods prior to 2005, differing computation methodologies for the extraterritorial income exclusion and research and development tax credits, which have not yet been utilized for tax purposes. While the Company believes that its tax positions have merit, it has accrued for its estimated exposure accordingly. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. The Company does not believe that the resolution of existing unresolved tax matters will have a material impact on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of income and comprehensive income for a particular future period and on the Company’s effective tax rate.

          Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company assesses its ability to realize deferred tax assets based on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions. Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods. Such unusual and non-recurring items include the effects of discontinued operations, legal fees or settlements associated with specific litigation matters, pension curtailment costs, and restructuring costs. The Company’s projections of future taxable income consider known or pending events, such as the passage of legislation, and do not reflect a general growth assumption. Such projections do not include taxable income from the reversal of deferred tax liabilities. The Company’s estimates of future taxable income are reviewed annually or whenever events or changes in circumstances indicate that such projections may require modification.

          No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries because these earnings are deemed permanently invested or otherwise indefinitely retained for continuing international operations. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Pensions

          Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. These assumptions are reviewed annually. In determining the expected return on plan assets, the Company evaluates long-term actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns.

Net Income (Loss) per Common Share

          Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding during the period. Potential dilutive common shares outstanding excludes those shares that are antidilutive. Dilutive common shares are determined using the treasury stock method. Under the treasury stock method, exercise of options is assumed at the beginning of the period when the average stock price during the period exceeds the exercise price of outstanding options and common shares are assumed issued. The proceeds from exercise are assumed to be used to purchase common stock at the average market price during the period. The incremental shares to be issued are considered to be the potential dilutive common shares outstanding. The treasury stock method is also used for the Company’s convertible senior notes when the average stock price exceeds the conversion price.

Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Derivative Instruments

          The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates or interest rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. The premium or discount on the contracts is amortized over the life of the contract. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes or any fair value hedges.

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

Labor Agreements

          Collective bargaining agreements cover approximately 33% of the Company’s labor force at December 31, 2006 under agreements which expire in 2007, 2008, 2009, and 2010.

Stock-Based Compensation

          The Company has various stock-based compensation plans which are described more fully in Note 13. Through December 31, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. No stock-based compensation cost was reflected in net income for stock options at the date of grant, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Deferred compensation for restricted stock under the Company’s stock-based compensation plans was charged to equity when the restricted stock was granted and expensed over the vesting period as contingencies of the restricted stock grant were met and adjusted if not met.

          The Company adopted SFAS No. 123(R), “Share-based Payments” (“SFAS 123(R)”), on January 1, 2006 using the modified prospective application method. See further discussion in Note 13. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested, as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures). Compensation cost in the future will also include stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123(R)). Results for prior periods have not been restated. Prior to the adoption of SFAS No. 123(R), no compensation cost was reflected in net income for stock options or stock appreciation rights (“SARs”) as all options and SARs granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123(R), compensation expense for stock options and SARs is now recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period.

          The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), had been applied to stock-based compensation prior to January 1, 2006:

	Year Ended December 31,

(Dollars in thousands except per share data)	2005	2004

Net income (loss)
As reported	$(7,416)	$5,888
Stock-based employee compensation expense included in reported net income (loss), net of tax effect	256	—
Stock-based compensation at fair value, net of tax effects	(769)	(979)

Pro forma net income (loss)	$(7,929)	$4,909

Net income (loss) per common share
Basic
As reported	$(.19)	$.15
Pro forma	$(.20)	$.13
Diluted
As reported	$(.19)	$.15
Pro forma	$(.20)	$.12

Concentration of Credit Risk

          Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with high credit quality financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk with its largest customer receivable comprising less than 3% of total receivables as of December 31, 2006.

Fair Value of Financial instruments Excluding Derivative Instruments

          The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents and long-term debt. The fair value of the cash and cash equivalents approximates their carrying value because of the short-term maturity of the instruments. See Note 10 for a discussion of the fair value of the Company’s long-term debt.

New Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires recognition of the funded status of a benefit plan on the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from gains and losses in the current period. The Company adopted SFAS No. 158 on December 31, 2006 as required, and the related adjustments are reflected in these financial statements. See Note 14 for additional disclosures including the effects of adoption.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective during fiscal year 2006 and had no material impact on the financial statements.

          In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, will be adopted by the Company effective January 1, 2007 as required. The Company is in the process of evaluating the effect that the adoption of this interpretation will have on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that adoption will not have a material impact on the financial statements.

          In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The guidance in this FSP amends SFAS No. 133, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has adopted EITF 00-19-2 on January 1, 2007 as required and is in the process of evaluating the effects on the Company’s financial statements. The Company expects this liability to be approximately $0.2 million.

Reclassifications

Certain amounts from prior years have been reclassified to conform to 2006 presentation.

2. Acquisitions

          On February 18, 2004, the Company acquired substantially all of the assets of Waterlink, Incorporated’s (“WSP”) United States-based subsidiary Barnebey Sutcliffe Corporation, and 100% of the outstanding common shares of Waterlink (UK) Limited, a holding company that owns 100% of the outstanding common shares of Waterlink’s operating subsidiaries in the United Kingdom.

          The aggregate purchase price, including direct acquisition costs and net of cash acquired, was $35.3 million, plus the assumption of certain non-working capital liabilities amounting to $14.2 million. The Company funded approximately $33.3 million of the purchase price through borrowings from its refinanced U.S. revolving credit facility.

          In December 2004, the Company entered into an agreement to purchase the additional 20% interest of the then 80% owned Datong Carbon Corporation for a purchase price of $0.7 million, which was paid in 2005. The purchase resulted in the Company recording additional goodwill of $0.4 million in 2004 related to the purchase.

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

3. Gain or Loss on Insurance Settlement

           In August 2005, the Company’s plant located in Pearlington, Mississippi was damaged by Hurricane Katrina, and the Company recorded $1.0 million of non-reimbursable expense in the year ended December 31, 2005. In accordance with FIN No. 30, “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” the Company wrote off the net book value of the destroyed inventory and property totaling $1.8 million. The replacement value of the inventory and property exceeded its net book value by approximately $4.9 million, which was recorded as a gain on insurance settlement in the year ended December 31, 2006. The Company also settled its business interruption insurance claim with its insurance company for $3.8 million. This amount, net of costs related to business interruption of $0.6 million, was recorded as a gain on insurance settlement in the year ended December 31, 2006.

4. Restructuring of Operations

          On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan. The plan included the closure of two small manufacturing facilities, the potential divestiture of two non-core businesses, and the elimination of approximately 70 employee positions globally. All activities related to these components of the re-engineering plan other than the divestitures were completed by year-end 2005. At December 31, 2006, the Company has no remaining restructuring reserves.

          The restructuring charges for the years ended December 31, 2006, 2005, and 2004 were:

	December 31

(Thousands)	2006	2005	2004

Pension curtailment charge	$—	$215	$—
Closure of manufacturing facilities	7	197	—

Total	$7	$412	$—

5. Discontinued Operations and Assets Held for Sale

          The Company’s financial statements for all periods presented were significantly impacted by activities relating to the divestiture of two of the Company’s businesses.

          On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan. The plan included the divestiture of two non-core businesses in order to allow the Company to focus on its core activated carbon and service related businesses. In the fourth quarter of 2005, management concluded that such divestitures were probable.

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

          On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the Charcoal/Liquid business). The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production. The products are sold to retail and industrial markets. The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional $5.0 million could be received contingent upon the business meeting certain earnings targets over the next three years. As of the year ended December 31, 2006, the Company has recorded a pre-tax gain of $4.8 million or $1.7 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

          On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. (“MEGTEC”), a subsidiary of Sequa Corporation. The Solvent Recovery unit provides turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis. The sale price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable. The transaction was also subject to a pre-tax working capital adjustment of $0.4 million, which management finalized and recorded in the fourth quarter of 2006. As of the year ended December 31, 2006, the Company recorded a pre-tax gain of $63 thousand, or $41 thousand, net of tax, on the sale of the Solvent Recovery business.

          The following table details selected financial information for the businesses included within the discontinued operations in the Consolidated Statements of Income and Comprehensive Income (Loss):

	Charcoal/Liquid			Solvent Recovery

	Year Ended December 31			Year Ended December 31

(Thousands)	2006	2005	2004	2006	2005	2004

Net sales	$1,375	$30,037	$25,160	$2,775	$13,916	$15,530
Income (loss) from operations	(589)	2,973	2,080	(161)	1,709	789
Other income-net	4,715	44	67	63	—	—

Income (loss) before income taxes	4,126	3,017	2,147	(98)	1,709	789
Provision (benefit) for income taxes	2,848	1,044	743	(34)	591	273

Income (loss) from discontinued operations	$1,278	$1,973	$1,404	$(64)	$1,118	$516

          The major classes of assets and liabilities of operations held for sale in the Consolidated Balance Sheets are as follows:

	Charcoal/Liquid		Solvent Recovery

	Year Ended December 31		Year Ended December 31

(Thousands)	2006	2005	2006	2005

Assets:
Receivables	$—	$1,059	$—	$4,018
Inventories	—	6,924	—	113
Property, plant and equipment, net	—	7,310	—	42
Goodwill	—	—	—	1,000
Other assets	—	181	—	693

Total assets held for sale	$—	$15,474	$—	$5,866

Liabilities:
Accounts payable and accrued liabilities	—	2,604	—	3,157
Accrued pensions and other liabilities	—	922	—	—

Total liabilities held for sale	$—	$3,526	$—	$3,157

6. Inventories

	December 31

(Thousands)	2006	2005

Raw materials	$16,587	$16,501
Finished goods	53,752	51,154

Total	$70,339	$67,655

          Inventories at December 31, 2006 and 2005 are recorded net of adjustments of $1.4 million and $1.5 million, respectively, for obsolete and slow-moving items.

7. Property, Plant and Equipment

	December 31

(Thousands)	2006	2005

Land and improvements	$12,960	$10,581
Buildings	28,247	27,836
Machinery, equipment and customer capital	296,433	286,753
Computer hardware and software	18,874	18,191
Furniture and vehicles	7,812	7,368
Construction-in-progress	11,631	11,640

	375,957	362,369
Less accumulated depreciation	(269,856)	(253,624)

Net	$106,101	$108,745

          Depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $17.2 million, $19.1 million and $20.0 million, respectively.

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

          Also in 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. In the fourth quarter of 2006, management approved for preliminary engineering work to be performed to more accurately assess the costs and length of time to make the idled activated carbon line operational again in anticipation of a favorable ruling by the International Trade Commission (“ITC”) on the Company’s antidumping petition for steam activated carbon imported into the United States from China and subsequent demand of U.S. manufactured products. Management expects to complete its assessment regarding the start-up of this idled activated carbon line to address potential future market opportunities in 2007. If at any point it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact to current operating results would be insignificant.

          In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review of the plant’s assets having a net book value of $1.3 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in late 2007 if market conditions warrant it. If management should conclude that the idling of the plant beyond 2007 is necessary, operating results may be adversely affected by impairment charges.

8. Goodwill and Other Identifiable Intangible Assets

          The Company has elected to do the annual impairment test of its goodwill, as required by SFAS No. 142, on December 31 of each year. For purposes of the test, the Company has identified reporting units, as defined within SFAS No. 142, at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.

          The following is a table showing the results of the annual impairment tests at December 31, 2006 and 2005:

	At December 31, 2006			At December 31, 2005

(Thousands) Reporting Unit	Fair Value of Unit	Carrying Value of Unit *	Carrying Value of Goodwill	Fair Value of Unit	Carrying Value of Unit	Carrying Value of Goodwill

Activated Carbon and Service Segment:
Americas/Asia	$187,000	$141,740	$16,768	$129,447	$113,906	$16,768
Europe	56,800	43,306	4,288	53,052	42,148	3,766

Equipment Segment:
ISEP equipment (ISEP)	22,900	4,668	4,419	20,985	5,475	4,419
Ultraviolet light equipment (UV)	14,445	9,222	1,962	61,888	14,676	8,861

Consumer Segment	N/A	N/A	60	N/A	N/A	60

Total			$27,497			$33,874

* After recognition of impairment for UV reporting unit.

          On November 14, 2006, the Federal Court of Canada found that the Company’s patent for the use of ultraviolet light to prevent infection from cryptosporidium in drinking water is invalid. As a result, the Company’s estimate of future royalties used in determining the fair value of the UV reporting unit as of December 31, 2006 declined substantially from the prior year resulting in goodwill impairment of $6.9 million. This impairment represents the difference between the implied fair value of goodwill for the UV reporting unit and the carrying value of the goodwill before recognition of the impairment.

          The changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005 are as follows:

(Thousands)	Activated Carbon and Service Segment	Equipment Segment	Consumer Segment	Total

Balance as of January 1, 2005	$20,983	$13,028	$60	$34,071
Foreign currency translation	(449)	252	—	(197)

Balance as of December 31, 2005	20,534	13,280	60	33,874
Impairment	—	(6,940)	—	(6,940)
Foreign currency translation	522	41	—	563

Balance as of December 31, 2006	$21,056	$6,381	$60	$27,497

          The following is a summary of the Company’s identifiable intangible assets as of December 31, 2006 and 2005, respectively:

	December 31, 2006

(Dollars in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Patents	15.4 Years	$1,369	$—	$(793)	$576
Customer relationships	17.0 Years	9,323	11	(3,596)	5,738
Customer contracts	2.8 Years	664	$(20)	(644)	—
License agreement	5.0 Years	500	—	(317)	183
Product certification	7.9 Years	665	—	(321)	344
Unpatented technology	20.0 Years	2,875	—	(1,195)	1,680

Total	16.0 Years	$15,396	$(9)	$(6,866)	$8,521

	December 31, 2005

(Dollars in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Patents	15.4 Years	$1,369	$—	$(711)	$658
Customer relationships	17.0 Years	9,323	(206)	(2,316)	6,801
Customer contracts	2.8 Years	664	(19)	(577)	68
License agreement	5.0 Years	500	—	(217)	283
Product certification	7.9 Years	665	—	(270)	395
Unpatented technology	20.0 Years	2,875	—	(1,031)	1,844

Total	16.0 Years	$15,396	$(225)	$(5,122)	$10,049

          For the years ended December 31, 2006, 2005 and 2004, the Company recognized $1.7 million, $1.9 million, and $2.0 million, respectively, of amortization expense related to intangible assets for continuing operations. The Company estimates amortization expense to be recognized during the next five years as follows (thousands):

For the year ending December 31:

2007	$1,530
2008	1,330
2009	1,057
2010	914
2011	795

9. Product Warranties

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

          Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31

(Thousands)	2006	2005	2004

Beginning balance	$1,028	$1,184	$1,985
Payments and replacement product	(184)	(468)	(426)
Additions to warranty reserve for warranties issued during the period	476	515	497
Change in the warranty reserve for pre-existing warranties	(187)	(203)	(872)

Ending balance	$1,133	$1,028	$1,184

10. Borrowing Arrangements

Long-Term Debt

	December 31

(Thousands)	2006	2005

United States credit facilities	$—	$81,000
Convertible Senior Notes	75,000	—
Industrial revenue bonds	2,925	2,925

Total	77,925	83,925
Less current maturities of long-term debt	—	—

Less debt discount	(3,089)	—

Net	$74,836	$83,925

          On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036 (the “Notes”) and entered into a new revolving credit facility (the “Credit Facility”). The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility. Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006 (the “Old Credit Facility”). The material terms of the Notes, the Credit Facility, and the Old Credit Facility are described below.

5.00% Convertible Senior Notes due 2036

          The Company initially issued $65.0 million in aggregate principal amount of 5.00% Notes due in 2036 and granted the initial purchaser a 30-day option to purchase up to an additional $10.0 million principal amount of Notes solely to cover over-allotments, if any. The initial purchaser exercised this option in full. Accordingly, $75.0 million in aggregate principal amount of Notes were issued and sold on August 18, 2006. The Notes accrue interest at the rate of 5.00% per annum and are payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes will mature on August 15, 2036.

          The Notes can be converted under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after September 30, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day in the measurement period was less than 103% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the Offering Memorandum. On or after June 15, 2011, holders may convert their Notes at any time on the business day immediately preceding the maturity date. Upon conversion, the Company will pay cash for the principal amount of the Notes and shares of its common stock, if any, based on a daily conversion value (as described herein) calculated on a proportionate basis for each day of the 25 trading-day observation period.

          For the quarter ended March 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2007. As a result, as of March 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of March 31, 2007, the Company will be required to reclassify as a current liability, that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

          The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27, “Application of Issue No. 98.5 to Certain Convertible Instruments,” Issue 7, which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through December 31, 2006, no contingent events have occurred.

          The Company may not redeem the Notes before August 20, 2011. On or after that date, the Company may redeem all or a portion of the Notes at any time. Any redemption of the Notes will be for cash at 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, including any additional interest to, but excluding, the redemption date.

          Holders may require the Company to purchase all or a portion of their Notes on each of August 15, 2011, August 15, 2016, and August 15, 2026. In addition, if the Company experiences specified types of fundamental changes, holders may require it to purchase the Notes. Any repurchase of the Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date.

          The Notes are the Company’s senior unsecured obligations, and rank equally in right of payment with all of its other existing and future senior indebtedness. The Notes are guaranteed by certain of the Company’s domestic subsidiaries on a senior unsecured basis (“Subsidiary Guarantees”). The Subsidiary Guarantees are general unsecured senior obligations of the subsidiary guarantors (“Subsidiary Guarantors”) and rank equally in right of payment with all of the existing and future senior indebtedness of the Subsidiary Guarantors. If the Company fails to make payment on the Notes, the Subsidiary Guarantors must make them instead. The Notes are effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries. The Notes are effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

          The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount will be reflected as a deduction from the face amount of the debt. The Company recorded interest expense of $1.8 million, of which $0.2 million related to the amortization of the discount and $1.6 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

          The Notes and the Subsidiary Guarantees were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes, the Subsidiary Guarantees, and the common stock issuable upon conversion of the Notes have not been registered. The offering was conducted in reliance upon an exemption from registration under the Securities Act and applicable state securities laws. The Company and the Subsidiary Guarantors have agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register resales of the Notes, the Subsidiary Guarantees and common stock issuable upon conversion of the Notes under the Securities Act. The 90-day period expired on November 16, 2006. The Company did not file a registration statement within the time period and, as a result, is obligated to pay predetermined additional interest to holders of the Notes as described in the registration rights agreement. Since the Company did not file its Registration Statement by the 90th day following the transaction, the Company accrued 45 days of penalty interest as of December 31, 2006, which was not material.

Credit Facility

          The Credit Facility was initially a $50.0 million facility and included a separate U.K. sub-facility and a separate Belgian sub-facility. On February 5, 2007, the Credit Facility was amended to increase the commitment amount to $55.0 million and was syndicated to include one additional lender. The facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. The terms of the syndicated Credit Facility were not materially different than the original facility prior to the February 5, 2007 syndication. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

          As of December 31, 2006, the carrying amount of assets pledged as collateral was $52.6 million. The carrying amount as of December 31, 2006 for domestic, U.K., and Belgian borrowers were $42.4 million, $5.7 million, and $4.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of December 31, 2006, total availability was $34.6 million. Availability as of December 31, 2006 for domestic, U.K., and Belgian borrowers were $30.2 million, $4.4 million, and zero, respectively. The Company can issue letters of credit up to $ 20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at December 31, 2006 totaled $17.3 million.

          The Credit Facility interest rate is based upon Euro-based (“LIBOR”) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.25% to 2.25% and is based upon the Company’s overall availability under the Credit Facility. The unused commitment fee is equal to 0.375% per annum and is based upon the unused portion of the revolving commitment.

          The Company incurred debt issuance costs of $0.5 million which were deferred and are being amortized over a five year period. The Company had no borrowings under the Credit Facility as of December 31, 2006.

          The Credit Facility contains a number of affirmative and negative covenants. Because of delays in filing its Annual Report on Form 10-K for the year ended December 31, 2006, the Company was in violation of the affirmative covenant requiring audited financial statements to be provided to the lender within 90 days after the end of the Company’s fiscal year as well as the covenant requiring the Company to provide certain financial plan information for 2007 through 2009. The Company received a formal compliance waiver related to these covenant breaches to extend the due date for delivery of audited financial statements until April 30, 2007 and the financial plan information until April 15, 2007. The Company has notified its lenders that it will provide such financial information by the extension dates. The lenders continue to fund the Company under the Credit Facility. Although currently not anticipated by the Company, the tendering by holders of a substantial portion of the Notes as described above would increase the risk of financial covenant violation resulting from the increased borrowing under the Credit Facility.

          The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of December 31, 2006 and is currently in compliance with such covenants.

          Management cannot be assured that, after the December 31, 2006 audited financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility.

Old Credit Facility

          The Company’s Old Credit Facility consisted of a $100.0 million revolving loan and an $18.0 million term loan. This facility was secured by a blanket security interest in favor of the lenders and a pledge agreement in favor of the lenders with respect to the stock of certain subsidiaries. Included in the Old Credit facility was a letter of credit sub-facility that could not exceed $30.0 million. The interest rate was based upon LIBOR with other interest rate options available. The applicable Euro Dollar margin in effect when the Company was in compliance with the terms of the facility ranged from 1.25% to 2.50%, along with an unused commitment fee that ranged from 0.25% to 0.50% that was based upon the Company’s ratio of debt to earnings before interest, income tax, depreciation and amortization (“EBITDA”). During periods of default, the lenders had the option of increasing both the Euro Dollar margin and the unused commitment fee by as much as 2.00%. The Old Credit Facility’s covenants imposed financial restrictions on the Company, including maintaining certain ratios of debt to EBITDA, EBITDA to cash outlays (cash outlays as defined by the agreement include payments for income tax, interest, debt principal, dividends, and capital expenses), operating assets to debt, and minimum net worth. In addition, the Old Credit Facility imposed gross spending restrictions on capital expenditures, dividends, treasury share repurchases, acquisitions and investments in non-controlled subsidiaries. The Old Credit Facility also contained mandatory prepayment provisions for the term loan and proceeds in excess of pre-established amounts for certain events as defined within the loan agreement.

          On February 23, 2006, the Company, as required by the Old Credit Facility, repaid the $18.0 million term loan with the proceeds from the sale of the Company’s Charcoal/Liquid business. As part of the repayment, the Company wrote off $0.3 million of deferred financing fees as well as $0.1 million of fees associated with the repayment.

          The Old Credit Facility amended and restated the Company’s then existing $125.0 million revolving credit facility on January 30, 2006. Borrowings under this predecessor credit facility were being charged a weighted average interest rate of 6.24% at December 31, 2005.

          As of June 30 and March 31, 2006 and as of September 30, 2005, the Company was not in compliance with certain financial covenants of the Old Credit Facility and its predecessor credit facility. During these time periods, the then existing lenders had the right, but did not exercise their right, to call the debt without further notice at any time during the period of violation.

          In March 2006, the Comapny amended the Old Credit Facility to clarify elements of certain covenants and to finalize amounts used for one of the add-back provisions of the covenants that were required to be met at December 31, 2005. The Company was in compliance with the covenants as of December 31, 2005, as amended. The Company classified the amounts outstanding on its Old Credit Facility at December 31, 2005 as long-term debt in accordance with the provisions of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

Industrial Revenue Bonds

          The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2006 and 2005, respectively, bear interest at a variable rate and mature in May 2009. The interest rate as of December 31, 2006 was 4.05%. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Credit Facility

          The Company maintains a Belgian credit facility totaling 4.0 million Euros which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2006. Bank guarantees of 2.7 million Euros were issued as of December 31, 2006. The maturity date of this facility is December 15, 2007. Availability under this facility was 1.3 million Euros at December 31, 2006.

United Kingdom Credit Facilities

          The Company maintains a United Kingdom unsecured overdraft facility totaling 200,000 British Pounds Sterling. There are no financial covenants and the Company had no outstanding borrowings under this overdraft facility as of December 31, 2006. This facility is reviewed annually. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility.

          The Company also maintains a United Kingdom unsecured bonds, guarantees and indemnities facility totaling 500,000 British Pounds Sterling. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility. This facility was fully utilized at December 31, 2006.

Fair Value of Long-Term Debt

          Substantially all of the Company’s outstanding long-term debt at December 31, 2006 consists of $75.0 million of Notes that were entered into in August 2006. The fair value of these Notes at December 31, 2006 was $102.2 million. The increase in value is primarily due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes.

Short-Term Debt

          At December 31, 2006, the Company had no short-term debt.

Maturities of Debt

          The Company is obligated to make principal payments on long-term debt outstanding at December 31, 2006 of $2.9 million in 2009 and $75.0 million in 2011. See also the 5.00% Convertible Senior Notes due 2036 section related to the holders’ optional conversion as of March 31, 2007.

11. Commitments

          The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $4.1 million in 2007, $3.1 million in 2008, $2.7 million in 2009, $2.4 million in 2010, $2.0 million in 2011, and $10.6 million thereafter. Total rental expenses on all operating leases were $6.6 million, $8.2 million, and $4.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

          The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information system services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31

(Thousands)	2006	2005	2004

Raw and other materials	$28,519	$26,101	$11,667
Transportation	4,494	4,297	3,983
Information system services	2,503	2,427	3,370

Total payments	$35,516	$32,825	$19,020

          Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in

(Thousands)	2007	2008	2009	2010	2011	Thereafter

Raw materials	$23,245	$16,086	$7,689	$5,711	$5,711	$—
Transportation	1,694	1,725	288	—	—	—
Information system services	2,042	2,042	2,042	2,042	—	—

Total contractual cash obligations	$26,981	$19,853	$10,019	$7,753	$5,711	$—

12. Shareholders’ Equity

          The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of December 31, 2006, 11,300 shares have been purchased under this stock buy back program.

          The Board of Directors adopted a new Stockholder Rights Plan (“Rights Plan”) in February 2005 designed to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their share or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders. The Plan awards one Right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The Rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (“Acquiring Person”). If one of those events occurs, each stockholder (with the exception of the acquiring person or group) can purchase stock of the Company or the acquiring person at a 50% discount. The Rights can be redeemed by the Board of Directors under certain circumstances, in which case the Rights will not be exchangeable for shares.

13. Stock Compensation Plans

          At December 31, 2006, the Company had two stock-based compensation plans that are described below.

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

          Prior to January 1, 2006, the Company accounted for awards granted under the aforementioned plans following the recognition and measurement principles of APB No. 25 and related interpretations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method.

Stock-Based Compensation Expense

          The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(Dollars in thousands except per share data)	Year Ended December 31, 2006

Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1,309
Tax effect	515

Increase in net loss	$794

Increase in basic and diluted loss per share	$0.02

          The disclosures of the effect of stock-based compensation expense for the years ended December 31, 2005 and 2004, respectively, and the pro forma effect as if SFAS No. 123(R) had been applied to the years ended December 31, 2005 and 2004, respectively, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the assumptions listed below:

	Years Ended December 31

	2006	2005	2004

Average grant date exercise price per share of stock appreciation rights	$6.19	$0.00	$0.00
Average grant date exercise price per share of unvested awards–options	$7.55	$7.51	$6.95
Dividend yield	.00%	.70%-1.79%	1.56%-2.45%
Expected volatility	34%-37%	37%-46%	43%-46%
Risk-free interest rates	3.62%-5.20%	3.03%-3.62%	2.68%-3.26%
Expected lives of options	3 - 6 years	5 years	5 years
Average grant date fair value per share of stock appreciation rights	$1.85	$0.00	$0.00
Average grant date fair value per share of unvested option awards	$3.03	$2.81	$2.65

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

          The Expected lives of options are determined from primarily historical stock option exercise data. The Company applied the simplified method in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment.”

Stock Appreciation Rights

          Stock appreciation rights granted to employees are valued at the grant date fair value, which is the market price of common stock on the date of grant, and are remeasured each period. The grants vest over a service period of three years and are payable in cash. The following table shows a summary of the status and activity of stock appreciation rights for the year ended December 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractural Term	Aggregate Intrincic Value

			(in years)	(in thousands)
Outstanding at beginning of year	—	$—
Granted	37,000	6.19
Exercised	—	—
Canceled	(37,000)	6.19

Outstanding at December 31, 2006	—	$—	—	$—

Exercisable at December 31, 2006	—	$—	—	$—

          The weighted-average grant-date fair value of employee stock appreciation rights granted during the year ended December 31, 2006 was $1.85 per share or $0.1 million.

Stock Option Activity

          The following tables show a summary of the status and activity of stock options for the year ended December 31, 2006:

Employee Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractural Term	Aggregate Intrincic Value

			(in years)	(in thousands)
Outstanding at beginning of year	2,138,900	$6.67
Granted	120,700	7.07
Exercised	(5,250)	5.07
Canceled	(272,350)	6.74

Outstanding at December 31, 2006	1,982,000	$6.69	6.06	$748

Exercisable at December 31, 2006	1,813,000	$6.61	5.79	$702

          The weighted-average grant-date fair value of employee stock options granted during the years ended December 31, 2006, 2005 and 2004 was $2.99 per share, $3.14 per share, and $2.69 per share, or $0.4 million, $0.3 million, and $1.5 million, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $2.70 per share, $2.25 per share, and $2.24 per share, or $0.7 million, $1.3 million and $1.5 million, respectively.

Non-Employee Directors’ Stock Option Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractural Term	Aggregate Intrincic Value

			(in years)	(in thousands)
Outstanding at beginning of year	450,737	$7.14
Granted	59,520	7.28
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2006	510,257	$7.16	5.87	$110

Exercisable at December 31, 2006	510,257	$7.16	5.87	$110

          The weighted-average grant-date fair value of non-employee director stock options granted during the years ended December 31, 2006, 2005 and 2004 was $3.15 per share, $2.99 per share, and $2.47 per share, or $0.2 million, $0.2 million, and $0.1 million, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $3.06 per share, $2.99 per share, and $2.47 per share, or $0.2 million, $0.2 million, and $0.1 million respectively.

          During the years ended December 31, 2006, 2005 and 2004, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $11 thousand, $1.2 million, and $0.3 million, respectively. The total amount of cash received from the exercise of options was $27 thousand, $2.8 million, and $0.8 million, respectively.

Nonvested Restricted Stock Activity

          Nonvested restricted stock with a zero exercise price granted to employees under the Company’s Employee Stock Option Plan is valued at the grant date fair value, which is the market price of the underlying common stock, and vests over service periods that range from one to three years.

          The following table shows a summary of the status and activity of nonvested restricted stock grants for the year ended December 31, 2006:

	Shares	Weighted- Average Grant-Date Fair-Value (per share)

Nonvested at January 1, 2006	240,800	$7.10
Granted	194,400	5.91
Vested	(49,903)	6.91
Canceled	(56,972)	6.46

Nonvested at December 31, 2006	328,325	$6.48

          Compensation expense related to nonvested restricted stock totaled $0.6 million for the year ended December 31, 2006. The related net tax benefit related to restricted awards was immaterial for the year ended December 31, 2006.

Total Shareholder Return (“TSR”) Performance Stock Awards

          Performance stock awards vest, subject to the satisfaction of performance goals, at the end of a three-year performance period. The number of performance stock awards that are scheduled to vest is a function of TSR performance. Under the terms of the TSR performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank. The actual award payout is determined by multiplying the target award by the performance factor percentage provided for the Company’s percentile ranking and can vest at between zero and 200 percent of the target award. The value of the TSR performance stock is determined using a Monte Carlo simulation model. The following significant assumptions were used: dividend rate of 0%, volatility of 45.6%, risk-free interest rate of 4.69%, and a term of three years. The Monte Carlo value is expensed on a straight-line basis over the three-year performance period.

          The following table shows a summary of the TSR performance stock awards granted during the twelve months ended December 31, 2006 and outstanding as of December 31, 2006:

Performance Period	Unrecognized Compensation Fair Value	Expense	Minimum Shares	Shares Target	Maximum Shares

	(in thousands)	(in thousands)
2006-2008	$798	$581	—	62,800	125,600

           As of December 31, 2006, there was $3.0 million of total future compensation cost related to all share-based compensation arrangements, and the weighted-average period over which this cost is expected to be recognized is approximately three years.

14. Pensions

          The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all of its pension plans. The Company adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS No. 158, additional minimum pension liabilities (“AML”) and related intangible assets are no longer recognized. The provisions of SFAS No. 158 are to be applied on a prospective basis; therefore, prior periods presented are not restated.

          For U.S. plans, the incremental change due to the adoption of SFAS No. 158 at December 31, 2006 is as follows:

(Thousands)	Balance Prior to SFAS 158 Adjustments	SFAS 158 Adjustments	Balance After SFAS 158 Adjustments

Intangible pension asset	$1,040	$(1,040)	$—
Accrued and minimum pension liability	$(12,626)	$(5,478)	$(18,104)

Accumulated other comprehensive income, pre-tax	$2,495	$5,478	$7,972
Deferred tax assets	982	2,156	3,138

Accumulated other comprehensive income, net of tax	$1,513	$3,322	$4,834

          For all U.S. plans, at December 31, 2006 and 2005 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.

          For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2006 and the funded status as of December 31 of both years:

Benefit Obligations

(Thousands)	2006	2005

Reconciliation of projected benefit obligations
Projected benefit obligations at January 1	$88,537	$79,470
Service cost	2,459	2,954
Interest cost	4,884	4,714
Amendments	—	(299)
Actuarial (gain) loss	(5,626)	6,899
Benefits paid	(2,227)	(2,999)
Settlement	(3,432)	—
Curtailment	(4,707)	(2,202)

Projected benefit obligations at December 31	$79,888	$88,537

Plan Assets

(Thousands)	2006	2005

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$51,488	$49,957
Actual return on plan assets	6,742	2,136
Employer contributions	9,213	2,394
Settlement	(3,432)	—
Benefits paid	(2,227)	(2,999)

Fair value of plan assets	$61,784	$51,488

Funded Status

	December 31

(Thousands)	2006	2005

Funded status of plans	$(18,104)	$(37,049)
Unrecognized net actuarial losses*	—	20,318
Unrecognized prior service cost*	—	2,288

Accrued pension cost	$(18,104)	$(14,443)

Amounts Recognized in the Balance Sheets:
Accrued benefit liability (included in accrued pension and other liabilities)	$(18,104)	$(25,551)
Intangible pension asset (included in other assets)*	—	2,288
Accumulated other comprehensive loss*	—	8,820

Net amount recognized	$(18,104)	$(14,443)

*Disclosure is not appropriate for 2006 as a result of SFAS No. 158 as these amounts have been recognized in other comprehensive income.

Amounts recognized in Accumulated Other Comprehensive Income:
Accumulated prior service cost	$1,390	$—
Accumulated net actuarial loss	6,582	—

Net amount recognized, before tax effect	$7,972	$—

          The 2006 settlement was primarily the result of the Company freezing the benefits under its U.S. salaried plan as of December 31, 2006 as well a reduction in workforce that occurred during the period. The 2006 curtailment was as a result of lump sum payments made to plan participants as of the period ended December 31, 2006. The 2005 curtailment primarily related to a reduction in workforce and the amendment of two of the Company’s U.S. plans in order to allow non-union employees a one-time choice between continued accrual of benefits under the existing plan as of December 31, 2005 or to begin accruing benefits under the Retirement Savings Plan effective January 1, 2006.

          The accumulated benefit obligation at the end of 2006 and 2005 was $73.9 million and $76.6 million, respectively. The accumulated benefit obligations for all U.S. plans exceeded the fair value of plan assets.

          For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2006	2005

Weighted average actuarial assumptions at December 31:
Discount rate	5.86%	5.60%
Rate of increase in compensation levels	4.00%	4.00%

          The asset allocation for the Company’s pension plans at the end of 2006 and 2005, and the target allocation for 2006, by asset category, follows.

	Target Allocation 2007	Percentage of Plan Assets at Year End

Asset Category		2006	2005

Equity securities	75.0%	73.5%	73.4%
Debt securities	25.0	24.5	25.9
Other	—	2.0	0.7

Total	100.0%	100.0%	100.0%

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

          Information about the expected cash flows for the U.S. pension plans follows:

Year	Pension Benefits

(Thousands)
Employer contributions
2007	$3,155
Benefit Payments
2007	$3,411
2008	3,617
2009	4,515
2010	4,703
2011	5,121
2012 – 2016	28,907

          For U.S. plans, the following table provides the components of net periodic pension cost for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31

(Thousands)	2006	2005	2004

Service cost	$2,459	$2,954	$2,777
Interest cost	4,884	4,714	4,424
Expected return on assets	(4,375)	(4,154)	(3,831)
Prior service cost	303	459	472
Net amortization	842	634	355
Curtailment	788	818	—

Net periodic pension cost	$4,901	$5,425	$4,197

          The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2007 are as follows:

Prior service cost	$248
Net actuarial loss	249

Total	$497

          For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2006	2005	2004

Weighted average actuarial assumptions at December 31:
Discount rate	5.60%	5.75%	6.25%
Expected annual return on plan assets	8.25%	8.50%	8.75%
Rate of increase in compensation levels	4.00%	3.22-4.00%	2.00-4.00%

          The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of 75% equity and 25% debt securities. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. While the Company’s historical 10-year compounded return of 7.53% is below 2006’s expected annual return on plan assets of 8.25%, the Company also strongly considered the fact that the 10 and 15 year average return on its benchmark portfolio was 8.2% and 9.4%, respectively, which is at least comparable if not better than 8.25%.

          For European plans, the change due to the adoption of SFAS 158 at December 31, 2006 is as follows:

(Thousands)	Balance Prior to SFAS 158 Adjustments	SFAS 158 Adjustments	Balance After SFAS 158 Adjustments

Intangible pension asset	$78	$(78)	$—
Accrued and minimum pension liability	$(14,344)	$(2,636)	$(16,980)

Accumulated other comprehensive income, pre-tax	$2,284	$2,636	$4,920
Deferred tax assets	766	583	1,349

Accumulated other comprehensive income, net of tax	$1,518	$2,053	$3,571

          For European plans, the following tables provide a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2006 and the funded status as of December 31 of both years:

Benefit Obligations

(Thousands)	2006	2005

Reconciliation of projected benefit obligations
Projected benefit obligations at January 1	$34,322	$34,749
Service cost	871	864
Interest cost	1,560	1,583
Employee contributions	176	244
Actuarial (gain) loss	(1,519)	4,949
Benefits paid	(1,185)	(3,562)
Curtailment	(1,044)	—
Foreign currency exchange rate changes	3,641	(4,505)

Projected benefit obligations at December 31	$36,822	$34,322

Plan Assets

(Thousands)	2006	2005

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$15,790	$16,908
Actual return on plan assets	1,300	2,096
Employer contributions	2,182	2,137
Employee contributions	176	244
Benefits paid	(1,185)	(3,562)
Foreign currency exchange rate changes	1,579	(2,033)

Fair value of plan assets	$19,842	$15,790

Funded Status

	December 31

(Thousands)	2006	2005

Funded status of plans	$(16,980)	$(18,532)
Unrecognized net actuarial losses*	—	6,204
Unrecognized net transition obligation*	—	208

Accrued pension cost	$(16,980)	$(12,120)

Amounts Recognized in the Balance Sheets:
Accrued benefit liability (included in accrued pension and other liabilities)	$(16,980)	$(15,933)
Intangible pension asset (included in other assets)*	—	88
Accumulated other comprehensive loss*	—	3,725

Net amount recognized	$(16,980)	$(12,120)

* Disclosure is not appropriate for 2006 as a result of SFAS No. 158 as these amounts have been recognized in other comprehensive income.

Amounts recognized in Accumulated Other Comprehensive Income:
Accumulated net actuarial loss	$4,751	$—
Accumulated transition obligation	169	—

Net amount recognized, before tax effect	$4,920	$—

          The 2006 curtailment is due to the reduction in workforce and future service years under the German plan as a result of the February 2006 divestiture of the Charcoal/Liquid business.

          The accumulated benefit obligation at the end of 2006 and 2005 was $33.1 million and $31.1 million, respectively.

          For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2006	2005

Weighted average actuarial assumptions at December 31:
Discount rate	4.89%	4.45%
Rate of increase in compensation levels	4.03%	3.75%

          The asset allocation for the Company’s pension plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category, follows:

	Target Allocation 2007	Percentage of Plan Assets at Year End

Asset Category		2006	2005

Equity securities	60.0%	68.5%	50.4%
Debt securities	40.0	29.2	39.6
Other	—	2.3	10.0

Total	100.0%	100.0%	100.0%

          At the end of 2006 and 2005, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets

(Thousands)	2006	2005	2006	2005

Projected benefit obligation	$36,822	$34,322	$32,131	$29,561
Accumulated benefit obligation	33,127	31,065	29,267	27,147
Fair value of plan assets	19,842	15,790	15,491	11,554

          Information about the expected cash flows for the European pension plans follows:

Year	Pension Benefits

(Thousands)
Employer contributions
2007	$2,320
Benefit Payments
2007	$994
2008	1,105
2009	1,532
2010	1,541
2011	1,830
2012 – 2016	9,095

          Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

          For European plans, the following table provides the components of net periodic pension cost for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31

(Thousands)	2006	2005	2004

Service cost	$871	$864	$867
Interest cost	1,560	1,583	1,528
Expected return on assets	(1,128)	(1,739)	(1,126)
Net amortization	226	820	228

Net periodic pension cost	$1,529	$1,528	$1,497

          The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2007 are as follows:

Net transition obligation	$43
Net actuarial loss	107

Total	$150

          For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2006	2005	2004

Weighted average actuarial assumptions at December 31:
Discount rate	4.45%	4.98%	5.43%
Expected annual return on plan assets	6.71%	7.16%	6.99%
Rate of increase in compensation levels	3.75%	3.22%	3.31%

          The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. In 2006, the Company’s portfolio contained a heavier equity weighting than what the Company would typically target. The Company plans to reduce its exposure to equities in 2007 as it rebalances its portfolio to its target allocation, which is expected to reduce the plan’s expected return on plan assets to levels that are lower than recent years. As a result of the expected change in portfolio to a lower weighting in equities, the Company reduced its historical 10-year compounded return of 7.24% in estimating expected return on plan assets.

          The non-current portion of $35.3 million and $37.3 million at December 31, 2006 and 2005, respectively, for the U.S. and European pension liabilities is included in other liabilities.

          The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. In September 2006, the Company announced the freezing of its defined benefit pension plans for all U.S. salaried employees replacing it with a defined contribution plan. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. For all other U.S. employees, the Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of eligible employee compensation. Employer matching contributions vest immediately. Total expenses related to this defined contribution plan as of December 31, 2006 and 2005 were $0.4 million and $0.2 million, respectively.

15. Benefit for Income Taxes

The components of the provision (benefit) for income taxes for continuing operations were as follows:

	Year Ended December 31

(Thousands)	2006	2005	2004

Current
Federal	$(1,090)	$(2,167)	$51
State and local	19	(7)	39
Foreign	801	304	575

	(270)	(1,870)	665

Deferred
Federal	(1,762)	(8,800)	(1,794)
State and local	(978)	(1,027)	(649)
Foreign	334	1,713	932

	(2,406)	(8,114)	(1,511)

Tax expense on repatriation	—	296	—

Benefit for income taxes for continuing operations	$(2,676)	$(9,688)	$(846)

          Income from continuing operations before income taxes, equity in income (loss), and minority interest includes a loss of $1.1 million for 2006 and income of $9.4 million and $7.1 million for 2005 and 2004, respectively, generated by operations outside the United States.

          The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31

	2006	2005	2004

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.2	3.4	(19.3)
Non-deductible goodwill impairment	(17.1)	—	—
Tax rate differential on foreign income	(5.9)	0.7	23.7
Expense (benefit) of extraterritorial income exclusion	4.8	(0.2)	(58.6)
Expense (benefit) of foreign tax credits	(1.0)	2.0	(11.2)
Revision of prior year’s accruals	—	—	(16.8)
Tax statute expiration	3.8	11.1	—
Other–net	(2.4)	(2.2)	6.1

Effective income tax rate for continuing operations	22.4%	49.8%	(41.1)%

          In 2006 and 2005, the Company reversed tax accruals of $0.5 million and $2.2 million, respectively, due to the expiration of the statute of limitations on certain contingency items. The 2006 adjustment relates primarily to statute expirations for tax benefits associated with the extraterritorial income exclusion. The 2005 adjustment resulted primarily from statute expirations related to the gain calculation on the sale of a facility. Tax accruals for potential tax exposure totaled $4.3 million and $4.7 million at December 31, 2006 and 2005, respectively, related primarily to intercompany loans owed to a controlled foreign corporation (“CFC”) for periods prior to 2005, differing computation methodologies for the extraterritorial income exclusion, and research and development tax credits, which have not yet been utilized for tax purposes. No amounts were added to the Company’s contingency accruals in 2006 or 2005.

          In 2005, the Company repatriated certain foreign earnings under a new law that reduced the federal income tax rate for a one-year period to 5.25% on earnings distributed from non-U.S. based subsidiaries. The Company repatriated a total of $4.9 million from two of its wholly owned subsidiaries ($1.7 million from Calgon Carbon Canada, Inc. and $3.2 million from Chemviron Carbon Ltd.). The current income tax expense included in the 2005 provision for this repatriation is $0.3 million. The Company has not changed its policy of permanent reinvestment under APB No. 23, “Accounting for Income Taxes—Special Areas,” as a result of this one-time repatriation of earnings.

          In 2004, the Company adjusted certain prior year tax accruals resulting in a decrease of 16.8% in the effective tax rate. This adjustment involves a reclassification of $0.3 million related to a joint venture’s profit in inventory.

          The Company’s total provision (benefit) for income taxes is shown below:

	Year Ended December 31

(Thousands)	2006	2005	2004

Continuing operations	$(2,676)	$(9,688)	$(846)
Discontinued operations	2,814	1,635	1,016
Other comprehensive income	2,752	(3,019)	(816)
Cumulative effect of change in accounting principle	(2,739)	—	—

Total provision (benefit) for income taxes	$151	$(11,072)	$(646)

          The Company has the following gross operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2006:

Type	Amount	Expiration Date

	(Thousands)
Tax credits–domestic	$6,557	2009-2022
Tax credits–domestic	661	None
Operating loss carryforwards–federal	19,993	2019-2026
Operating loss carryforwards–state*	75,672	2007-2026
Operating loss carryforwards–foreign	32,645	None

* Of the total state operating loss carryforwards, 81% expire in 2018 or later.

          The Company’s 2002 U.S. federal income tax returns were examined by the Internal Revenue Service and no changes were made to the tax reported.

          The components of deferred taxes consist of the following:

	December 31

(Thousands)	2006	2005

Deferred tax assets
Foreign tax loss and credit carryforwards	$5,568	$12,393
U.S. net operating loss and credit carryforwards	17,369	14,757
Accruals	7,325	5,015
Inventories	1,151	1,087
Pensions	10,236	11,385
Goodwill and other intangible assets	3,820	4,897
Valuation allowance	(5,742)	(3,382)

Total deferred tax assets	39,727	46,152

Deferred tax liabilities
Property, plant and equipment	12,253	17,929
U.S. liability on Belgian net deferred tax assets	836	1,232
U.S. liability on German net deferred tax assets	1,030	1,101
U.S. liability on deferred foreign income	820	695
Cumulative translation adjustment	481	(548)

Total deferred tax liabilities	15,420	20,409

Net deferred tax asset	$24,307	$25,743

          A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.

          The Company’s valuation allowance consists of the following:

(Thousands)	U.S. Foreign Tax Credits	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards	Total Valuation Allowance

Balance as of January 1, 2005	$1,508	$401	$1,630	$3,539
Adjustment of expected benefits	(171)	188	—	17
Effect of exchange rate changes	—	—	(174)	(174)

Balance as of December 31, 2005	1,337	589	1,456	3,382
Increase due to uncertainty in realization of tax benefits	2,140	19	—	2,159
Effect of exchange rate changes	—	—	201	201

Balance as of December 31, 2006	$3,477	$608	$1,657	$5,742

          The increase in the valuation allowance in 2006 relates primarily to foreign tax credits from 2006 income generated in Germany. The adjustment represents the reduction in the benefit available to the Company if the foreign taxes are utilized as deductions instead of as tax credits due to potential expiration.

          As of December 31, 2006, the Company has recognized a net tax benefit of $17.2 million for foreign and domestic operating loss and credit carryforwards. Approximately 75% of the net benefit relates to federal operating loss carryforwards, which do not begin to expire until 2019; state operating loss carryforwards, of which 81% will not expire until 2018 or later; and foreign tax credits. The remaining 25% of the net tax benefit relates to foreign operating loss carryforwards, which generally have unlimited carryforward periods but may be subject to limitations based on specific types of income. The Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of these tax benefits.

16. Accumulated Other Comprehensive Income (Loss)

	Currency Translation Adjustment	Pension Benefit Adjustments	Other	Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2004	$14,013	$(1,585)	$(114)	$12,314
Net Change	5,421	(1,380)	(102)	3,939

Balance, December 31, 2004	19,434	(2,965)	(216)	16,253
Net Change	(4,799)	(4,856)	(156)	(9,811)

Balance, December 31, 2005	14,635	(7,821)	(372)	6,442
Net Change	4,644	(585)	(196)	3,863

Balance, December 31, 2006	$19,279	$(8,406)	$(568)	$10,305

          Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. An estimate of the amount of unrecognized deferred tax liability is currently not practicable.

          The income tax effect included in accumulated other comprehensive income (loss) for other non-U.S. subsidiaries was $0.2 million at December 31, 2006, 2005, and 2004, respectively. The income tax benefit associated with SFAS No. 158 included in accumulated other comprehensive income was $4.5 million at December 31, 2006, and the income tax benefit associated with the additional minimum pension liability at December 31, 2005 and 2004 was $4.7 million and $1.7 million, respectively.

17. Other Information

          Repair and maintenance expenses were $7.8 million, $9.3 million, and $9.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

          Other expense–net includes a net foreign currency transaction gain of $42,000 for the year ended December 31, 2006 and net foreign currency transaction losses of $139,000, and $1,002,000 for the years ended December 31, 2005, and 2004, tax expense other than on income of $620,000, $743,000, and $920,000 for the years ended December 31, 2006, 2005, and 2004, and a derivative gain of $0, $0, and $16,000 for the years ended December 31, 2006, 2005, and 2004.

          Deferred tax expense (benefit) included in the currency translation adjustments for 2006, 2005, and 2004 was $170,000, ($1,491,000), and ($800,000), respectively.

18. Supplemental Cash Flow Information

(Thousands)	2006	2005	2004

Cash paid during the year for
Interest	$4,560	$5,074	$3,348
Income taxes–net	$665	$362	$1,457

19. Derivative Instruments

          The Company accounts for its derivative instruments under SFAS No. 133, as amended. This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

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

          At December 31, 2006, the Company had fourteen derivative instruments outstanding of which one was a foreign currency swap, ten were foreign currency forward exchange contracts, and three were cash flow hedges for forecasted purchases of natural gas. The Company applied hedge accounting treatment for the foreign currency swap and the three cash flow hedges for forecasted natural gas purchases. The Company did not apply hedge accounting treatment for the foreign currency forward exchange contracts and recorded an immaterial gain in other income. At December 31, 2005, the Company had thirteen derivative instruments outstanding of which one was a foreign currency swap and twelve were foreign currency forward exchange contracts. The Company applied hedge accounting treatment for the foreign currency swap and two of the foreign currency forward exchange contracts and recorded an immaterial gain in other income for the remaining ten foreign currency forward exchange contracts. The two foreign currency forward exchange contracts held at December 31, 2005, which received hedge accounting treatment, were treated as foreign exchange cash flow hedges regarding the payment for inventory purchases and were released into operations during the year based on the timing of the sales of the underlying inventory.

          On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of $0.4 million and ($0.2) million, respectively, for the years ended December 31, 2006 and 2005, and was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.9 million and $0.2 million, respectively, as of December 31, 2006 and 2005. The change in fair value and the balance of the effective hedge portion of the cash flow hedges for the forecasted purchase of natural gas recorded in long-term liabilities was $1.0 million, net of tax, as of December 31, 2006.

          No component of the derivative gains or losses has been excluded from the assessment of hedge effectiveness. For the years ended December 31, 2006 and 2005, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

          Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than one year from the contract inception date. Management uses various hedging instruments including, but not limited to, foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Hedge effectiveness is measured on a quarterly basis, and any portion of ineffectiveness is recorded directly to the Company’s earnings.

20. Litigation

          The Company purchased the common stock of Advanced Separation Technologies Incorporated (“AST”) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for damages in the United States District Court for the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. On January 26, 2007, a jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million, which has not been recorded in operations as of December 31, 2006. The defendants have filed post trial motions seeking to overturn the verdict. The Company has filed a motion for an award of prejudgment interest, which may be awarded in the discretion of the trial judge at the rate of 6% per annum (simple) from the date the complaint was filed. If the post-trial motions of the defendants are denied, the defendants will be entitled to appeal to the United States Circuit Court of Appeals for the Third Circuit.

          The Company is a party in three cases involving challenges to the validity of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) and its Canadian Patent No. 2,331,525 (the “Canadian Patent”) for the method of preventing infection from cryptosporidium found in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents on the grounds that the U.S. Patents are invalid and alleging unfair competition by the Company. On June 30, 2006, the District Court granted Wedeco’s motion for summary judgment on the issue of validity of the U.S. Patents, denied the Company’s motion for summary judgment on infringement on the ground that there can be no infringement where there is no valid patent and granted the Company’s motion for summary judgment on Wedeco’s claim of unfair competition. The Company appealed the Court’s decision against it to the United States Circuit Court of Appeals for the Federal Circuit. Briefing was completed and the Court heard oral argument on April 3, 2007. On April 24, 2007, the Court affirmed the lower court’s judgment that was appealed. The Company is currently evaluating its options regarding further action.

           In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendant is practicing the method claimed within the U.S. Patents without a license. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the Canadian Patent by North Bay and inducement of infringement by Trojan. After a bench trial, on November 14, 2006 the Court dismissed the Company’s claim for a declaration that the defendants infringed the Canadian Patent and the Company’s claims for an injunction, compensation, damages, interest, and costs and declared that the Canadian Patent is invalid. In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees due, Calgon Carbon granted Trojan worldwide immunity from all current and future legal action related to the Calgon Carbon UV Patents.

          The Pennsylvania Department of Environmental Protection (“PADEP”) demanded that the Company reimburse the PADEP for response costs of that agency in respect of a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). On August 31, 2006, the Company and the PADEP entered into a Consent Order and Settlement in which the Company agreed to pay $515,000 in three installments to resolve the matter. This amount was charged to earnings for the second quarter ended June 30, 2006. On January 11, 2007, the PADEP notified the Company that the Consent Order and Agreement is final.

          In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of March 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and retained earnings for the three months ended March 31, 2006. The Company has not incurred any environmental remediation expense for the year ended December 31, 2006 and has incurred a total of $0.2 million of environmental remediation expense to date. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences over the upcoming months. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination that it will proceed with remediation efforts in 2007.

          In January 2007, the Company received an NOV from the EPA, Region 4, alleging multiple violations of the federal Resource Conservation and Recovery Act and corresponding EPA and KYDEP hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by EPA and KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company is evaluating the NOV. EPA has not yet indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any such civil penalties it might pursue in connection with this matter. At this time the Company can not predict with any certainty the outcome of this matter.

          The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At December 31, 2006, Calgon Mitsubishi Chemical Corporation had $12.0 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At December 31, 2006, the lender had not requested, and the Company has not provided, such guarantee.

          In addition to the matters described above, the Company is involved in various other legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated liquidity or financial position of the Company, but an adverse outcome could be material to the results of operations in a particular period in which a liability is recognized.

21. Basic and Diluted Net Income (Loss) from Continuing Operations Per Common Share

Computation of basic and diluted net income (loss) per common share from continuing operations is performed as follows:

	For the Year Ended

(Dollars in thousands, except per share amounts)	2006	2005	2004

Income (loss) from continuing operations available to common shareholders	$(9,012)	$(10,507)	$3,968
Weighted average shares outstanding
Basic	39,926,572	39,615,117	39,054,142
Effect of dilutive securities	—	—	402,043

Diluted	39,926,572	39,615,117	39,456,185

Basic and diluted net income (loss) from continuing operations per common share	$(.23)	$(.27)	$.10

          For the years ended December 31, 2006, 2005, and 2004, there were 1,832,513, 1,045,479, and 943,700 options that were excluded from the dilutive calculations as the effect would have been antidilutive.

          The Company’s obligation under its Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares, in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). As of December 31, 2006, the average stock price was $5.09, which was lower than the conversion price of $5.10, therefore zero shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the year ended December 31, 2006.

“Treasury Stock” Method of Accounting for Share Dilution

Conversion price:	$ 5.10

Number of underlying shares:	14,705,880

Principal amount:	$ 75,000,000

Formula:	Number of extra dilutive shares = ((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

Stock Price	Conversion Price	Price Difference	Included in Share Count	Share Dilution Per Price Difference

$5.10	$5.10	$0.00	—	—
$5.60	$5.10	$0.50	1,313,023	2,626,046
$6.10	$5.10	$1.00	2,410,798	2,410,798
$7.10	$5.10	$2.00	4,142,500	2,071,250
$8.10	$5.10	$3.00	5,446,621	1,815,540
$9.10	$5.10	$4.00	6,464,122	1,616,031
$10.10	$5.10	$5.00	7,280,137	1,456,027

22. Segment Information

The Company’s management has identified three segments based on product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, John S. Stanik, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of continuing operations:

	Year Ended December 31

(Thousands)	2006	2005	2004

Net sales
Activated Carbon and Service	$265,279	$241,934	$245,500
Equipment	37,884	36,867	39,936
Consumer	12,959	12,034	10,441

Consolidated net sales	$316,122	$290,835	$295,877

	Year Ended December 31

(Thousands)	2006	2005	2004

Income (loss) from continuing operations before amortization, impairment, restructuring charges, and other items
Activated Carbon and Service	$8,482	$(1,584)	$14,249
Equipment	(5,748)	(6,217)	(3,582)
Consumer	1,347	(883)	(657)

	4,081	(8,684)	10,010
Reconciling items:
Goodwill impairment charge	(6,940)	—	—
Gulf Coast impairment charge	—	(2,158)	—
Restructuring charges	(7)	(412)	—
Amortization	(1,744)	(1,906)	(2,004)
Interest income	822	719	697
Interest expense	(5,977)	(4,891)	(3,409)
Other expense–net	(2,209)	(2,138)	(3,238)

Consolidated income (loss) from continuing operations before income taxes, equity in income (loss), and minority interest	$(11,974)	$(19,470)	$2,056

	Year Ended December 31

(Thousands)	2006	2005	2004

Depreciation
Activated Carbon and Service	$16,220	$17,593	$18,068
Equipment	687	962	1,373
Consumer	282	581	559

	17,189	19,136	20,000
Amortization	1,744	1,906	2,004

Consolidated depreciation and amortization	$18,933	$21,042	$22,004

	December 31

(Thousands)	2006	2005	2004

Total assets
Activated Carbon and Service	$277,134	$267,408	$268,241
Equipment	34,031	44,607	55,135
Consumer	11,199	14,513	14,705

Total assets from continuing operations	322,364	326,528	338,081
Assets held for sale	—	21,340	25,817

Consolidated total assets	$322,364	$347,868	$363,898

	Year Ended December 31

(Thousands)	2006	2005	2004

Property, plant and equipment expenditures
Activated Carbon and Service	$11,728	$14,608	$10,317
Equipment	1,127	1,120	1,640
Consumer	—	9	98

Property, plant and equipment expenditures from continuing operations	12,855	15,737	12,055
Assets held for sale	—	259	358

Consolidated property, plant and equipment expenditures	$12,855	$15,996	$12,413

	Year Ended December 31

Net Sales by Product: (Thousands)	2006	2005	2004

Carbon products	$241,974	$217,504	$224,716
Capital equipment	28,119	29,533	35,275
Equipment leasing	14,789	14,805	14,318
Spare parts	9,765	7,334	4,661
Carbon cloth products	8,639	8,240	7,668
Home consumer products	4,320	3,794	2,773
Other services	8,516	9,625	6,466

Total sales	$316,122	$290,835	$295,877

Geographic Information

	Year Ended December 31

(Thousands)	2006	2005	2004

Net sales
United States	$175,649	$167,329	$178,101
United Kingdom	26,121	23,577	29,570
Germany	16,039	17,121	12,965
France	11,249	11,423	10,585
Canada	10,439	10,105	10,602
Japan	9,689	4,485	4,742
Belgium	7,860	6,970	7,492
Spain	5,600	2,809	2,730
Mexico	5,047	4,273	1,770
Switzerland	3,985	4,894	5,609
Netherlands	3,813	5,230	2,730
Other	40,631	32,619	28,981

Consolidated net sales	$316,122	$290,835	$295,877

          Net sales are attributable to countries based on location of customer.

	December 31

(Thousands)	2006	2005	2004

Long-lived assets
United States	$103,256	$113,213	$123,041
Belgium	21,216	16,665	18,947
United Kingdom	12,096	11,309	14,053
Japan	6,783	7,034	8,135
Canada	2,873	8,010	7,358
China	7,129	7,327	6,614
Germany	59	21	30
France	15	5	26

	153,427	163,584	178,204
Deferred taxes	20,225	18,684	16,405

Consolidated long-lived assets	$173,652	$182,268	$194,609

23. Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $9.4 million, $4.4 million, and $4.2 million for the years ended 2006, 2005, and 2004, respectively. Receivables from equity investees amounted to $1.8 million and $1.7 million at December 31, 2006 and 2005, respectively. Accounts payable to related parties primarily relates to sales and management support and amounted to $0.2 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.

24. Other Financial Information

As described in Note 10, the Company has issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036. The Notes are fully and unconditionally guaranteed by certain domestic subsidiaries on a senior unsecured basis. All of the Subsidiary Guarantors are 100% owned by the parent company and the guarantees are joint and several. The Subsidiary Guarantees are general unsecured senior obligations of the Subsidiary Guarantors and rank equally in right of payment with all of the existing and future senior indebtedness of the Subsidiary Guarantors. If the Company fails to make payment on the Notes, the Subsidiary Guarantors must make them instead. The Notes are effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries. The Notes are effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

          Condensed consolidating financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (Guarantor Subsidiaries); and the non-guarantor subsidiaries are as follows:

Condensed Consolidating Statements of Operations
Year ended December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$278,914	$43,106	$41,986	$(47,884)	$316,122
Cost of products sold	214,570	35,711	34,276	(47,884)	236,673
Depreciation and amortization	15,708	1,123	2,102	—	18,933
Selling, general and administrative expenses	46,754	3,558	3,619	—	53,931
Research and development expense	3,890	358	—	—	4,248
Restructuring/impairment charges	1,097	—	5,850	—	6,947
Interest (income) expense–net	20,579	(14,684)	(740)	—	5,155
Other (income) expense–net	1,707	1,254	(752)	—	2,209

Benefit for income taxes	(2,271)	(191)	(214)	—	(2,676)
Results of affiliates’ operations	15,306	(635)	—	(14,671)	—
Equity in income from equity investments	—	—	283	3	286

Income (loss) from continuing operations	(7,814)	15,342	(1,872)	(14,668)	(9,012)
Income (loss) from discontinued operations	16	(79)	2,265	(988)	1,214

Net income (loss)	$(7,798)	$15,263	$393	$(15,656)	$(7,798)

Condensed Consolidating Statements of Operations
Year ended December 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$257,863	$41,735	$35,469	$(44,232)	$290,835
Cost of products sold	195,218	33,431	30,913	(44,232)	215,330
Depreciation and amortization	19,041	1,639	362	—	21,042
Selling, general and administrative expenses	52,610	4,867	3,070	—	60,547
Research and development expense	4,153	353	—	—	4,506
Restructuring/impairment charges	2,570	—	—	—	2,570
Interest (income) expense–net	16,418	(12,101)	(145)	—	4,172
Other expense–net	663	527	948	—	2,138

Provision (benefit) for income taxes	(10,016)	68	260	—	(9,688)
Results of affiliates’ operations	14,698	2,278	—	(16,976)	—
Equity in loss from equity investments	—	—	(725)	—	(725)

Income (loss) from continuing operations	(8,096)	15,229	(664)	(16,976)	(10,507)
Income from discontinued operations	680	438	1,973	—	3,091

Net income (loss)	$(7,416)	$15,667	$1,309	$(16,976)	$(7,416)

Condensed Consolidating Statements of Operations
Year ended December 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$263,355	$20,888	$44,338	$(32,704)	$295,877
Cost of products sold	188,684	16,299	35,244	(32,704)	207,523
Depreciation and amortization	18,506	1,139	2,359	—	22,004
Selling, general and administrative expenses	47,072	4,696	2,775	—	54,543
Research and development expense	3,801	—	—	—	3,801
Interest (income) expense–net	12,656	(9,811)	(133)	—	2,712
Other (income) expense–net	3,214	1,127	(1,103)	—	3,238

Provision (benefit) for income taxes	(1,509)	301	362	—	(846)
Results of affiliates’ operations	14,548	1,928	—	(16,476)	—
Equity in income from equity investments	—	—	1,000	—	1,000
Minority interest	—	—	—	66	66

Income (loss) from continuing operations	5,479	9,065	5,834	(16,410)	3,968
Income from discontinued operations	409	107	1,404	—	1,920

Net income (loss)	$5,888	$9,172	$7,238	$(16,410)	$5,888

Condensed Consolidating Balance Sheets
December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and cash equivalents	$—	$2,507	$19,556	$(16,432)	$5,631
Receivables	44,741	15,014	5,187	(9,906)	55,036
Inventories	57,143	7,323	5,840	33	70,339
Other current assets	14,927	1,549	1,230	—	17,706

Total current assets	116,811	26,393	31,813	(26,305)	148,712
Intercompany accounts receivable	54,887	157,438	384	(212,709)	—
Property, plant, and equipment, net	91,670	6,986	7,445	—	106,101
Intangibles	4,835	3,686	—	—	8,521
Goodwill	16,674	8,281	2,542	—	27,497
Equity investments	218,957	101,376	6,786	(320,148)	6,971
Other assets	17,156	3,870	3,536	—	24,562

Total assets	$520,990	$308,030	$52,506	$(559,162)	$322,364

Accounts payable	$30,807	$18,626	$4,164	$(14,467)	$39,130
Other current liabilities	31,256	666	3,424	(18,950)	16,396

Total current liabilities	62,063	19,292	7,588	(33,417)	55,526
Intercompany accounts payable	146,151	48,611	10,867	(205,629)	—
Long-term debt	74,836	—	—	—	74,836
Other non-current liabilities	90,067	12,292	9,539	(67,769)	44,129
Shareholders’ equity	147,873	227,835	24,512	(252,347)	147,873

Total liabilities and shareholders’ equity	$520,990	$308,030	$52,506	$(559,162)	$322,364

Condensed Consolidating Balance Sheets
December 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and cash equivalents	$3,048	$3,681	$9,837	$(11,120)	$5,446
Receivables	45,802	15,307	3,486	(13,371)	51,224
Inventories	57,099	6,713	3,810	33	67,655
Other current assets	17,100	1,921	914	—	19,935
Assets held for sale	5,165	702	15,473	—	21,340

Total current assets	128,214	28,324	33,520	(24,458)	165,600
Intercompany accounts receivable	51,085	139,772	436	(191,293)	—
Property, plant, and equipment, net	91,088	6,952	5,099	5,606	108,745
Intangibles	5,991	4,058	—	—	10,049
Goodwill	17,764	7,757	8,353	—	33,874
Equity investments	213,606	103,005	7,034	(316,426)	7,219
Other assets	11,798	6,864	3,719	—	22,381

Total assets	$519,546	$296,732	$58,161	$(526,571)	$347,868

Accounts payable	$33,820	$16,777	$1,571	$(11,733)	$40,435
Other current liabilities	28,660	7,060	991	(14,532)	22,179
Liabilities held for sale	2,156	1,001	3,526	—	6,683

Total current liabilities	64,636	24,838	6,088	(26,265)	69,297
Intercompany accounts payable	129,654	47,665	8,440	(185,759)	—
Long-term debt	83,925	—	—	—	83,925
Other non-current liabilities	90,771	11,253	10,000	(67,938)	44,086
Shareholders’ equity	150,560	212,976	33,633	(246,609)	150,560

Total liabilities and shareholders’ equity	$519,546	$296,732	$58,161	$(526,571)	$347,868

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(19,366)	$16,235	$(1,865)	$(789)	$(5,785)

Investing activities:
Proceeds from insurance settlement for property and equipment	4,595	—	—	—	4,595
Proceeds from divestitures	830	—	20,435	—	21,265
Property, plant and equipment expenditures	(12,005)	(223)	(627)	—	(12,855)
Investment from (in) affiliates	11,217	(1,284)	(9,933)	—	—
Other	1,203	—	2	—	1,205

Net cash provided by (used in) investing activities	5,840	(1,507)	9,877	—	14,210

Financing activities:
Net borrowings (repayments)	(4,069)	(607)	5	(4,418)	(9,089)
Intercompany and equity transactions	13,588	(16,719)	4,025	(894)	—
Other	356	30	—	(30)	356

Net cash provided by (used in) financing activities	9,875	(17,296)	4,030	(5,342)	(8,733)

Effect of exchange rate changes on cash and cash equivalents	602	1,394	(2,322)	819	493
(Decrease) increase in cash and cash equivalents	(3,049)	(1,174)	9,720	(5,312)	185
Cash and cash equivalents, beginning of year	3,049	3,681	9,836	(11,120)	5,446

Cash and cash equivalents, end of year	$—	$2,507	$19,556	$(16,432)	$5,631

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(1,640)	$15,712	$(3,504)	$2,272	$12,840

Investing activities:
Property, plant and equipment expenditures	(10,873)	(91)	(1,272)	(3,760)	(15,996)
Investment from (in) affiliates	—	1,108	(1,108)	—	—
Other	114	378	8	—	500

Net cash (used in) provided by investing activities	(10,759)	1,395	(2,372)	(3,760)	(15,496)

Financing activities:
Net borrowings (repayments)	(7,788)	530	1	6,582	(675)
Intercompany and equity transactions	7,190	(19,038)	8,294	(1)	(3,555)
Other	3,050	(154)	154	—	3,050

Net cash provided by (used in) financing activities	2,452	(18,662)	8,449	6,581	(1,180)

Effect of exchange rate changes on cash and cash equivalents	1,753	(1,688)	(1,052)	1,489	502
(Decrease) increase in cash and cash equivalents	(8,194)	(3,243)	1,521	6,582	(3,334)
Cash and cash equivalents, beginning of year	11,243	6,924	8,315	(17,702)	8,780

Cash and cash equivalents, end of year	$3,049	$3,681	$9,836	$(11,120)	$5,446

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$7,722	$12,315	$1,777	$(1,740)	$20,074

Investing activities:
Purchase of business (net of cash)	(35,250)	—	—	—	(35,250)
Purchase of intangible assets	(687)	—	—	—	(687)
Property, plant and equipment expenditures	(11,434)	(137)	(842)	—	(12,413)
Investment from (in) affiliates	(945)	9,591	(9,591)	945	—
Other	281	89	1,157	—	1,527

Net cash (used in) provided by investing activities	(48,035)	9,543	(9,276)	945	(46,823)

Financing activities:
Net borrowings (repayments)	28,581	(111)	(604)	2,473	30,339
Intercompany and equity transactions	10,729	(13,550)	(1,866)	2	(4,685)
Other	856	(9,391)	9,706	(315)	856

Net cash provided by (used in) financing activities	40,166	(23,052)	7,236	2,160	26,510

Effect of exchange rate changes on cash and cash equivalents	(1,984)	704	237	1,108	65
(Decrease) increase in cash and cash equivalents	(2,131)	(490)	(26)	2,473	(174)
Cash and cash equivalents, beginning of year	13,374	7,414	8,341	(20,175)	8,954

Cash and cash equivalents, end of year	11,243	6,924	8,315	(17,702)	8,780

QUARTERLY FINANCIAL DATA—UNAUDITED

	2006				2005

(Thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$76,579	$80,510	$79,680	$79,353	$73,055	$77,658	$68,863	$71,259
Gross profit from continuing operations	$19,168	$20,548	$20,783	$18,952	$20,239	$21,567	$17,573	$16,126
Net income (loss) from continuing operations	$(2,989)	$2,139	$(496)	$(7,666)	$(4,378)	$193	$(39)	$(6,283)
Income (loss) from discontinued operations	$1,575	$297	$38	$(696)	$969	$1,803	$(314)	$633
Net income (loss)	$(1,414)	$2,436	$(458)	$(8,362)	$(3,409)	$1,996	$(353)	$(5,650)

Common Stock Data:
Basic and Diluted:
Income (loss) from continuing operations per common share	$(0.08)	$0.05	$(0.01)	$(0.19)	$(0.11)	$—	$—	$(0.16)
Income (loss) from discontinued operations per common share	$0.04	$0.01	$0.00	$(0.02)	$0.02	$0.05	$(0.01)	$0.02
Net income (loss) per common share	$(0.04)	$0.06	$(0.01)	$(0.21)	$(0.09)	$0.05	$(0.01)	$(0.14)

Average common shares outstanding
Basic	39,855	39,876	39,882	40,092	39,206	39,485	39,569	39,736
Diluted	39,855	40,077	39,882	40,092	39,206	40,094	39,569	39,736

The financial information for all periods presented has been reclassified to reflect discontinued operations.
See Note 5 to the Consolidated Financial Statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the end of the period covered by this annual report.

Based on this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in reports that the Company files or submits under the Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is contained in “Item 8. Financial Statements and Supplementary Data – Report of Management - Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting.

Attestation Report of the Registered Public Accounting Firm

The attestation report of the Registered Public Accounting Firm is contained in “Item 8. Financial Statements and Supplementary Data – Internal Controls – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

During the most recent fiscal quarter ended December 31, 2006, the Company completed its remediation related to the material weakness related to the calculation of the Company’s interim tax provision. Pursuant to Exchange Act Rule 13a-15(d), this effort constituted a material change to the internal control structure.

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of its Shareholders.

The Company’s Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers is set forth in Exhibit 14.1 hereto.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warranty and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,046,102	$5.55	2,371,533
Equity compensation plans not approved by security holders	—	—	53,902	(1)

Total	3,046,102	$5.55	2,425,435

(1)

On December 31, 2006 there were 53,902 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

          The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2007 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the 2007 Annual Meeting of its Shareholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Independent Auditors– Certain Fees” in the Company’s Proxy Statement for the 2007 Annual Meeting of its Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

A.  Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B. Financial Statement Schedules for the years ended December 31, 2006, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated April 24, 2007 (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of two new accounting standards); such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) as of December 31, 2005 and for each of the two years in the period ended December 31, 2005, which statements reflect total assets constituting 9 percent of consolidated total assets as of December 31, 2005 and total revenues constituting 12 percent and 11 percent of consolidated total revenues for the years ended December 31, 2005 an 2004, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary Chemviron UK, is based solely on the report of such other auditors. Our audit and the report of other auditors also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Pittsburgh Pennsylvania
April 24, 2007

The following should be read in conjunction with the previously referenced financial statements:

Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Returns and Write-Offs	Balance at End of Year

Year ended December 31, 2006
Allowance for doubtful accounts	$2,172	$902	$(1,093)	$1,981
Year ended December 31, 2005
Allowance for doubtful accounts	2,902	510	(1,240)	2,172
Year ended December 31, 2004
Allowance for doubtful accounts	3,595	946	(1,639)	2,902

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Returns and Write-Offs	Balance at End of Year

Year ended December 31, 2006
Income tax valuation allowance	$3,382	$2,360	$—	$5,742
Year ended December 31, 2005
Income tax valuation allowance	3,539	188	$(345)	3,382
Year ended December 31, 2004
Income tax valuation allowance	1,916	1,835	(212)	3,539

C. Exhibits

Page

3.1	Amended Certificate of Incorporation	(a)

3.2	Amended By-laws of the Registrant	(b)

4.1	Amended Rights Agreement, dated as of January 27, 2005	(c)

4.2	Indenture, dated August 18, 2006	(d)

4.3	Registration Rights Agreement, dated August 18, 2006	(e)

10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(f)

10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(g)

10.3*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(h)

10.4*	1997 Directors’ Fee Plan	(i)

10.5*

Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officers, James G. Fishburne and C. H. S. (Kees) Majoor

(j)

10.6	Calgon Carbon Corporation Senior Credit Facility	(k)

10.7	Amendment No. 1 to Calgon Carbon Corporation Senior Credit Facility	(l)

10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(m)

10.9

Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, Gail A. Gerono, and Robert P. O’Brien

Filed herewith

10.10	Employment agreement between Calgon Carbon Corporation and John S. Stanik	Filed herewith

10.11	First Amendment to Credit Agreement, as amended on February 5, 2007	Filed herewith

14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(n)

21.0

The wholly owned subsidiaries of the Company at December 31, 2006 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Ltd., a Thailand corporation

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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.

(b)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K dated January 28, 2005.

(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.

(d)	Incorporated by herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated August 16, 2006.

(e)	Incorporated by herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K dated August 16, 2006.

(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(h)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(i)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(j)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2005.

(k)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006.

(l)	Incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(m)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.

(n)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.

*Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calgon Carbon Corporation

By	/s/ JOHN S. STANIK

John S. Stanik
President and Chief Executive Officer
April 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ JOHN S. STANIK	President, Chief Executive Officer	April 25, 2007

John S. Stanik

/s/ LEROY M. BALL	Chief Financial Officer (and Principal Accounting Officer)	April 25, 2007

Leroy M. Ball

/s/ ROBERT W. CRUICKSHANK	Director	April 25, 2007

Robert W. Cruickshank

/s/ THOMAS A. MCCONOMY	Chairman	April 25, 2007

Thomas A. McConomy

/s/ WILLIAM R. NEWLIN	Director	April 25, 2007

William R. Newlin

/s/ JULIE S. ROBERTS	Director	April 25, 2007

Julie S. Roberts

/s/ TIMOTHY G. RUPERT	Director	April 25, 2007

Timothy G. Rupert

/s/ SETH E. SCHOFIELD	Director	April 25, 2007

Seth E. Schofield

/s/ JOHN P. SURMA	Director	April 25, 2007

John P. Surma

/s/ ROBERT L. YOHE	Director	April 25, 2007

Robert L. Yohe

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

Page

3.1	Amended Certificate of Incorporation	(a)

3.2	Amended By-laws of the Registrant	(b)

4.1	Amended Rights Agreement, dated as of January 27, 2005	(c)

4.2	Indenture, dated August 18, 2006	(d)

4.3	Registration Rights Agreement, dated August 18, 2006	(e)

10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(f)

10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(g)

10.3*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(h)

10.4*	1997 Directors’ Fee Plan	(i)

10.5*

Employment agreement between Calgon Carbon Corporation and executive officers.
The form of employment agreement has been entered into with the following executive officers, James G. Fishburne and C. H. S. (Kees) Majoor

(j)

10.6	Calgon Carbon Corporation Senior Credit Facility	(k)

10.7	Amendment No. 1 to Calgon Carbon Corporation Senior Credit Facility	(l)

10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(m)

10.9

Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, Gail A. Gerono, and Robert P. O’Brien

Filed herewith

10.10	Employment agreement between Calgon Carbon Corporation and John S. Stanik	Filed herewith

10.11	First Amendment to Credit Agreement, as amended on February 5, 2007	Filed herewith

14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(n)

21.0

The wholly owned subsidiaries of the Company at December 31, 2006 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese Corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Ltd., a Thailand corporation

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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 1990.

(b)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K dated January 28, 2005.

(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.

(d)	Incorporated by herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated August 16, 2006.

(e)	Incorporated by herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K dated August 16, 2006.

(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(h)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(i)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(j)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2005.

(k)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006.

(l)	Incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(m)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.

(n)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.

*Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.