Form 10-Q
period 2007-03-31
CALGON CARBON CORPORATION
filed 2007-06-05
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

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

Yes ☐  No ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2007
Common Stock, $.01 par value	40,361,590 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2007

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

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2006, as filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$83,030	$76,579

Cost of products sold (excluding depreciation)	58,424	57,411
Depreciation and amortization	4,261	4,798
Selling, general and administrative expenses	14,606	14,372
Research and development expenses	828	1,197
Restructuring charge	-	6
	78,119	77,784
Income (loss) from operations	4,911	(1,205)

Interest income	302	86
Interest expense	(1,450)	(1,574)
Other expense—net	(403)	(844)

Income (loss) from continuing operations before income taxes and equity in income from equity investments	3,360	(3,537)

Income tax provision (benefit)	2,380	(345)

Income (loss) from continuing operations before equity in income from equity investments	980	(3,192)

Equity in income from equity investments	1,054	203

Income (loss) from continuing operations	2,034	(2,989)
Income from discontinued operations - net of tax	-	1,575
Net income (loss)	$2,034	$(1,414)

Basic and diluted income (loss) from continuing operations per common share	$.05	$(.08)
Income from discontinued operations per common share	$.00	$.04
Basic and diluted income (loss) per common share	$.05	$(.04)

Weighted average shares outstanding
Basic	40,224,585	39,854,726
Diluted	42,660,625	39,854,726

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$8,898	$5,631
Receivables (net of allowance of $2,198 and $1,981)	59,792	55,036
Revenue recognized in excess of billings on uncompleted contracts	7,103	7,576
Inventories	73,368	70,339
Deferred income taxes - current	7,173	5,761
Other current assets	4,323	4,369
Total current assets	160,657	148,712

Property, plant and equipment, net	103,479	106,101
Equity investments	8,332	6,971
Intangibles	9,087	8,521
Goodwill	27,540	27,497
Deferred income taxes - long-term	11,094	20,225
Other assets	3,332	4,337

Total assets	$323,521	$322,364

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$62,960	$-
Accounts payable and accrued liabilities	38,656	36,614
Billings in excess of revenue recognized on uncompleted contracts	2,716	2,516
Accrued interest	653	1,440
Payroll and benefits payable	7,189	6,533
Accrued income taxes	4,883	8,423
Total current liabilities	117,057	55,526

Long-term debt	12,925	74,836
Deferred income taxes - long-term	1,694	1,679
Accrued pension and other liabilities	43,659	42,450

Total liabilities	175,335	174,491

Commitments and contingencies
Shareholders' equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,550,290 and 42,550,290 shares issued	425	425
Additional paid-in capital	71,274	70,345
Retained earnings	91,731	94,035
Accumulated other comprehensive income	12,067	10,305
	175,497	175,110
Treasury stock, at cost, 2,842,390 and 2,819,690 shares	(27,311)	(27,237)
Total shareholders' equity	148,186	147,873
Total liabilities and shareholders’ equity	$323,521	$322,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$2,034	$(1,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from sale of assets, pre-tax	-	(6,078)
Depreciation and amortization	4,261	4,800
Equity in income from equity investments	(1,054)	(203)
Employee benefit plan provisions	520	1,154
Changes in assets and liabilities:
Increase in receivables	(4,528)	(1,803)
Increase in inventories	(2,818)	(2,683)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	548	(1,036)
Increase (decrease) in accounts payable, accrued liabilities, and billings in excess of revenue	1,901	(1,228)
Increase (decrease) in accrued income taxes	743	725
Increase in deferred income taxes	301	1,270
Other items - net	1,515	2,367
Net cash provided by (used in) operating activities	3,423	(4,129)

Cash flows from investing activities
Proceeds from the sale of assets	-	19,120
Property, plant and equipment expenditures	(1,965)	(3,093)
Proceeds from disposals of property, plant and equipment	147	52
Net cash (used in) provided by investing activities	(1,818)	16,079

Cash flows from financing activities
Proceeds from borrowings	5,144	32,300
Repayments of borrowings	(4,095)	(44,726)
Treasury stock purchased	(74)	-
Common stock issued through exercise of stock options	-	27
Net cash provided by (used in) financing activities	975	(12,399)

Effect of exchange rate changes on cash	687	(614)

Increase (decrease) in cash and cash equivalents	3,267	(1,063)
Cash and cash equivalents, beginning of period	5,631	5,446
Cash and cash equivalents, end of period	$8,898	$4,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Inventories:

	March 31, 2007	December 31, 2006
Raw materials	$19,054	$16,587
Finished goods	54,314	53,752
	$73,368	$70,339

2.	Supplemental Cash Flow Information:

Cash paid for interest during the three months ended March 31, 2007 and 2006 was $2.2 million and $1.6 million, respectively. Income taxes paid, net of refunds, were $200 thousand and $2 thousand, for the three months ended March 31, 2007 and 2006, respectively.

The non-cash vesting of restricted stock-based compensation was $0.2 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. The non-cash impact of the January 1, 2007 adoption FIN 48 was $4.3 million for the three months ended March 31, 2007.

3.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the quarters ended March 31, 2007 and 2006.

4.	Comprehensive income (loss):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$2,034	$(1,414)
Other comprehensive income, net of taxes	1,762	858
Comprehensive income (loss)	$3,796	$(556)

The only matters contributing to the other comprehensive income during the three months ended March 31, 2007 was the foreign currency translation adjustment of $1.2 million and the change in the fair value of the derivative instruments of $0.6 million as described in Note 6. The only matters contributing to the other comprehensive income during the three months ended March 31, 2006 was the foreign currency translation adjustment of $1.0 million and the change in the fair value of the derivative instruments of ($0.1) million as described in Note 6.

5.         Segment Information:

The Company’s management has identified three segments based on product line and associated services. Those segments included Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, John S. Stanik, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of the Company’s continuing operations.

	Three Months Ended
	March 31,
	2007	2006
Net Sales
Carbon and Service	$68,683	$65,185
Equipment	10,966	8,441
Consumer	3,381	2,953
	$83,030	$76,579
Income (loss) from continuing operations
before depreciation, amortization,
restructuring, and income taxes
Carbon and Service	$8,473	$5,048
Equipment	(129)	(1,659)
Consumer	828	210
	9,172	3,599
Depreciation and amortization
Carbon and Service	3,888	4,449
Equipment	240	210
Consumer	133	139
	4,261	4,798
Income (loss) from continuing operations before
restructuring and income taxes	$4,911	$(1,199)

Reconciling items:
Restructuring charges	-	(6)
Interest income	302	86
Interest expense	(1,450)	(1,574)
Other expense - net	(403)	(844)
Consolidated income (loss) from continuing operations
before income taxes and equity in income from equity
investments	$3,360	$(3,537)

	March 31, 2007	December 31, 2006
Total Assets
Carbon and Service	$277,046	$277,134
Equipment	33,520	34,031
Consumer	12,955	11,199
Consolidated total assets	$323,521	$322,364

Net Sales by Product:

	Three months ended March 31
(Thousands)	2007	2006
Carbon products	$62,728	$59,589
Capital equipment	8,091	6,224
Equipment leasing	3,252	3,515
Spare parts	2,875	2,217
Carbon cloth products	2,863	1,995
Home consumer products	518	958
Other services	2,703	2,081
Total sales	$83,030	$76,579

6.	Derivative Instruments

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

The Company had thirty derivative instruments outstanding at March 31, 2007 of which one was a foreign currency swap, twenty-six were foreign currency forward exchange contracts, and three were cash flow hedges for forecasted purchases of natural gas. The Company applied hedge accounting treatment to the foreign currency swap and the three cash flow hedges for forecasted natural gas. The Company held sixteen foreign currency forward exchange contracts at March 31, 2006 and none qualified for hedge accounting treatment. During the periods ended March 31, 2007 and 2006, the Company recorded an immaterial gain in other income for the twenty-six and sixteen foreign currency forward exchange contracts.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap of $0.1 million and ($0.1) million, respectively, for the periods ended March 31, 2007 and 2006 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.9 million and $0.3 million, respectively, as of March 31, 2007 and 2006.

The change in fair value and the balance of the effective hedge portion of the cash flow hedges for the forecasted purchase of natural gas recorded in other long-term liabilities was $0.5 million and $0.2 million, net of tax, respectively, for the period ended March 31, 2007.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the periods ended March
31, 2007 and 2006, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

7.	Contingencies

The Company purchased the common stock of Advanced Separation Technologies Incorporated (AST) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court in the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. On January 26, 2007, a jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million, which has not been recorded in operations as of March 31, 2007. The defendants have filed post trial motions seeking to overturn the verdict. The Company has filed a motion for an award of prejudgment interest, which may be awarded at the discretion of the trial judge at the rate of 6% per annum (simple) from the date the complaint was filed. If the post trial motions of the defendants are denied, the defendants will be entitled to appeal to the United States Circuit Court of Appeals for the Third Circuit.

The Company is a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) and its Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing infection from cryptosporidium found in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents on the grounds that the U.S. Patents are invalid and alleging unfair competition by the Company. On June 30, 2006, the District Court granted Wedeco’s motion for summary judgment on the issue of validity of the U.S. Patents, denied the Company’s motion for summary judgment on the infringement claim on the ground that there can be no infringement where there is no valid patent and granted the Company’s motion for summary judgment on Wedeco’s claim of unfair competition. The Company appealed the Court’s decision against it to the United States Circuit Court of Appeals for the Federal Circuit. On April 24, 2007, the Court affirmed the lower Court’s judgment. The Company does not intend to appeal this decision. In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendants are practicing the method claimed within the U.S. Patents without a license. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the Canadian Patent by North Bay and inducement of infringement by Trojan. On November 14, 2006, after a bench trial, the Court dismissed the Company’s claim for a declaration that the defendants infringed the Canadian Patent and the Company’s claims for an injunction, compensation, damages, interest, and costs and declared that the Canadian Patent is invalid. In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan worldwide immunity from all current and future legal action related to Calgon Carbon’s UV patents.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of March 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006. The Company has not incurred any environmental remediation expense for the three months ended March 31, 2007 and has incurred a total of $0.2 million of environmental remediation expense to date. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences over the upcoming months. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination that it will proceed with remediation efforts in 2007.

In January, 2007, the Company received a Notice of Violation (“NOV”) from the Environmental Protection Agency, Region 4 (“EPA”), alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of hazardous waste management (“KYDEP”) rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Catlettsburg, Kentucky plant (the “Plant”), conducted by the EPA and KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Plant. The Company is preparing a response to the NOV. The EPA has not indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not yet specified a monetary amount of any such civil penalties it might pursue in connection with this matter. At this time the Company cannot predict with any certainty the outcome of this matter.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At March 31, 2007, Calgon Mitsubishi Chemical Corporation had $9.0 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At March 31, 2007, the lender had not requested, and the Company has not provided, such guarantee.

In addition to the matters described above, the Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated liquidity or financial position of the Company, but an adverse outcome could be material to the results of operations in a particular period in which a liability is recognized

8.	Goodwill & Intangible Assets

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

The following is a table showing the results of the annual impairment test at December 31, 2006:

(Thousands)
	At December 31, 2006
		Carrying	Carrying
	Fair Value of	Value of	Value of
Reporting Unit	Unit	Unit	Goodwill
Activated Carbon and Service Segment:
Americas/Asia	$187,000	$141,740	$16,768
Europe	56,800	43,306	4,288
Equipment Segment:
ISEP equipment
(ISEP)	22,900	4,668	4,419
Ultraviolet light
equipment (UV)	14,445	9,222	1,962
Consumer Segment	N/A	N/A	60
Total			$27,497

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2007 are as follows:

	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of January 1, 2007	$21,056	$6,381	$60	$27,497
Foreign exchange	25	18	-	43

Balance as of March 31, 2007	$21,081	$6,399	$60	$27,540

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2007 and December 31, 2006 respectively:

		March 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(814)	$555
Customer Relationships	17.0 Years	9,323	17	(3,893)	5,447
Customer Contracts	2.8 Years	664	(20)	(644)	-
License Agreement	5.0 Years	500	-	(342)	158
Product Certification	7.9 Years	1,682	-	(394)	1,288
Unpatented Technology	20.0 Years	2,875	-	(1.236)	1,639
Total	16.0 Years	$16,413	$(3)	$(7,323)	$9,087

		December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(793)	$576
Customer Relationships	17.0 Years	9,323	11	(3,596)	5,738
Customer Contracts	2.8 Years	664	(20)	(644)	-
License Agreement	5.0 Years	500	-	(317)	183
Product Certification	7.9 Years	665	-	(321)	344
Unpatented Technology	20.0 Years	2,875	-	(1.195)	1,680
Total	16.0 Years	$15,396	$(9)	$(6,866)	$8,521

For the three months ended March 31, 2007 and 2006, the Company recognized $0.5 million and $0.5 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2007	$1,785
2008	$1,585
2009	$1,312
2010	$1,168
2011	$824

9.	Borrowing Arrangements

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036 (the “Notes”) and entered into a new revolving credit facility (the “Credit Facility”). The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility. Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006 (the “Old Credit Facility”). The material terms of the Notes and the Credit Facility are described below.

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

For the quarter ended March 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2007. As a result, as of March 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of March 31, 2007 the Company was required to reclassify as a current liability that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” Issue 7, which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through March 31, 2007, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount is reflected as a deduction from the face amount of the debt. As of March 31, 2007, the Company recorded interest expense of $1.8 million, of which $0.2 million related to the amortization of the discount and $1.6 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

The Notes and the Subsidiary Guarantees were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes, the Subsidiary Guarantees, and the common stock issuable upon conversion of the Notes have not been registered. The offering was conducted in reliance upon an exemption from registration under the Securities Act and applicable state securities laws. The Company and the Subsidiary Guarantors have agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register resales of the Notes, the Subsidiary Guarantees and common stock issuable upon conversion of the Notes under the Securities Act. The 90-day period expired on November 16, 2006. The Company did not file a registration statement within the time period and, as a result, is obligated to pay predetermined additional interest to holders of the Notes as described in the registration rights agreement. The Company implemented Financial Statement of Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” and accrued the probable liability of $0.2 million for penalty interest under SFAS No. 5, “Accounting for Contingencies,” with an adoption date of January 1, 2007.

Credit Facility

The Credit Facility was initially a $50.0 million facility and included a separate U.K. sub-facility and a separate Belgian sub-facility. On February 5, 2007, the Credit Facility was amended to increase the commitment amount to $55.0 million and was syndicated to include one additional lender. The Credit Facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. The terms of the syndicated Credit Facility were not materially different than the original facility prior to the February 5, 2007 syndication. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

As of March 31, 2007, the carrying amount of assets pledged as collateral was $55.9 million. The carrying amount as of March 31, 2007 for domestic, U.K., and Belgian borrowers were $42.5 million, $7.9 million, and $5.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of March 31, 2007, total availability was $38.2 million. Availability as of March 31, 2007 for domestic, U.K., and Belgian borrowers were $31.6 million, $6.6 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at March 31, 2007 totaled $17.8 million.

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

The Company incurred debt issuance costs of $0.5 million which were deferred and are being amortized over a five year period. The Company had no borrowings under the Credit Facility as of March 31, 2007.

The Credit Facility contains a number of affirmative and negative covenants. Because of delays in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company was in violation of the affirmative covenant requiring unaudited financial statements to be provided to the lender within 45 days after the end of the Company’s fiscal quarter. On May 29, 2007, the Company amended its credit agreement prior to the filing of this Form 10- Q which included a waiver to extend the due date for delivery of unaudited financial statements until June 8, 2007. For the quarter ended March 31, 2007, the last reported sale price of the Company's common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2007. As a result, as of March 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert is an event of default. Included in the aforementioned amendment, is a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount of the Notes as long-term debt as it has the ability and intent to refinance it under the amended agreement. The amendment also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of March 31, 2007 and is currently in compliance with such covenants.

Management cannot be assured that, after the March 31, 2007 financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility. Although not currently anticipated by the Company, the conversion by holders of Notes above the $10.0 million provision, as described above, would be an event of default.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 4.0 million Euros which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2007. Bank guarantees of 2.8 million Euros were issued as of March 31, 2007. The maturity date of this facility is December 15, 2007. Availability under this facility was 1.2 million Euros at March 31, 2007.

United Kingdom Credit Facilities
The Company maintains a United Kingdom unsecured overdraft facility totaling 200,000 British Pounds Sterling. There are no financial covenants and the Company had no outstanding borrowings under this overdraft facility as of March 31, 2007. This facility is reviewed annually. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility.

The Company also maintains a United Kingdom unsecured bonds, guarantees and indemnities facility totaling 662,000 British Pounds Sterling. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility. This facility was fully utilized at March 31, 2007.

Fair Value of  Debt
At March 31, 2007, the Company had $12.9 million of long-term debt which primarily consisted of $10.0 million of fixed rate senior convertible notes that were entered into in August 2006. The fair value of these notes at March 31, 2007 was $16.9 million. The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes. The remaining $2.9 million of long-term debt is based on prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

At March 31, 2007, the Company had $63.0 million of outstanding short-term debt. Substantially all of the Company’s outstanding long-term debt at March 31, 2007 consisted of $65.0 million, excluding debt discount of $2.9 million, of fixed rate senior convertible notes that were entered into in August 2006. The fair value of these notes at March 31, 2007 was $109.9 million. The increase in value is primarily due to the increase in the Company’s common stock price and its impact on the conversion features of the notes. The Company also maintains a Chinese credit facility totaling 11.0 million RMB which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants, and the Company had 7.0 million RMB or $0.9 million of outstanding borrowings under this credit facility as of March 31, 2007. Availability under this facility was 4.0 million RMB at March 31, 2007. The maturity date of this facility is December 31, 2007.

Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at March 31, 2007 of $2.9 million in 2009 and $75.0 million in 2011. See also the 5.00% Convertible Senior Notes due 2036 section related to the holders’ optional conversion as of March 31, 2007.

10.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
Pension Benefits (in thousands)	2007	2006
Service cost	$322	$647
Interest cost	1,174	1,252
Expected return on plan assets	(1,229)	(1,063)
Amortization of prior service cost	61	81
Net actuarial loss amortization	69	253
Net periodic pension cost	$397	$1,170

The expected long-term rate of return on plan assets is 8.00% in 2007.

Employer Contributions

In its 2006 financial statements, the Company disclosed that it expected to contribute $3.2 million to its U.S. pension plans in 2007. As of March 31, 2007, no contributions have been made. The Company expects to contribute the $3.2 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
Pension Benefits (in thousands)	2007	2006
Service cost	$181	$253
Interest cost	426	422
Expected return on plan assets	(320)	(272)
Amortization of net transition amount	11	13
Net actuarial loss amortization	25	48
Net periodic pension cost	$323	$464

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2007.

Employer Contributions

In its 2006 financial statements, the Company disclosed that it expected to contribute $2.3 million to its European pension plans in 2007. As of March 31, 2007, the Company contributed $0.5 million. The Company expects to contribute the remaining $1.8 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. In September 2006, the Company announced the freezing of its defined benefit pension plans for all U.S. salaried employees replacing it with a defined contribution plan. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. For all other U.S. employees, the Company makes matching contributions on behalf of each participant in an amount equal to 25% of the employee contribution up to a maximum of 4% of eligible employee compensation. Employer matching contributions vest immediately. Total expenses related to this defined contribution plan were $0.5 million and $0.1 million, respectively, for the periods ended March 31, 2007 and 2006, respectively.

11.	Earnings Per Share

Computation of basic and diluted net income (loss) per common share from continuing operations is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Income (loss) from continuing operations available to
common shareholders	$2,034	$(2,989)
Weighted Average Shares Outstanding
Basic	40,224,585	39,854,726
Effect of Dilutive Securities	2,436,040	-
Diluted	42,660,625	39,854,726
Basic and diluted net income (loss) from continuing
operations per common share	$.05	$(.08)

For the three months ended March 31, 2007 and 2006, there were 1,457,468 and 254,369 of stock options that were excluded from the dilutive calculations as the effect would have been antidilutive.

The Company’s obligation under its Senior Convertible Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares, in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). As of March 31, 2007, the average stock price for the 90-day trading period was $6.64, which was higher than the conversion price of $5.10 therefore 2,213,155 shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the quarter ended March 31, 2007.

"Treasury Stock" Method of Accounting for Share Dilution

Conversion Price:	$5.10
Number of underlying shares:	14,705,880
Principal Amount:	$75,000,000

Formula:	Number of extra dilutive shares
=((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

Stock Price	Conversion Price	Price Difference	Included in Share Count	Share Dilution Per Price Difference
$ 5.10	$5.10	$0.00	-	-
$ 5.60	$5.10	$0.50	1,313,023	2,626,046
$ 6.10	$5.10	$1.00	2,410,798	2,410,798
$ 7.10	$5.10	$2.00	4,142,500	2,071,250
$ 8.10	$5.10	$3.00	5,446,621	1,815,540
$ 9.10	$5.10	$4.00	6,464,122	1,616,031
$ 10.10	$5.10	$5.00	7,280,137	1,456,027
$ 11.10	$5.10	$6.00	7,949,123	1,324,854
$ 12.10	$5.10	$7.00	8,507,533	1,215,362

12.	Other Financial Information

As described in Note 9, the Company has issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036. The Notes are fully and unconditionally guaranteed by certain of our domestic subsidiaries on a senior unsecured basis. All of the subsidiary guarantors are 100% owned by the parent company and the guarantees are joint and several. The Subsidiary Guarantees are general unsecured senior obligations of the Subsidiary Guarantors and rank equally in right of payment with all of the existing and future senior indebtedness of the Subsidiary Guarantors. If the Company fails to make payment on the Notes, the Subsidiary Guarantors must make them instead. The Notes are effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries. The Notes are effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Operations Three months ended March 31, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$71,860	$11,887	$12,313	$(13,030)	$83,030
Cost of products sold	52,715	9,695	9,044	(13,030)	58,424
Depreciation and amortization	3,427	277	557	-	4,261
Selling, general and administrative expenses	12,592	1,305	709	-	14,606
Research and development expense	736	92	-	-	828
Interest (income) expense - net	5,276	(3,896)	(232)	-	1,148
Other expense - net	330	235	(162)	-	403
Provision for income taxes	1,609	69	702	-	2,380
Results of affiliates’ operations	6,859	903	-	(7,762)	-
Equity in income from equity investments	-	-	1,049	5	1,054

Net income (loss)	$2,034	$5,013	$2,744	$(7,757)	$2,034

	Condensed Consolidating Statements of Operations Three months ended March 31, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$68,431	$9,959	$10,568	$(12,379)	$76,579
Cost of products sold	52,257	8,720	8,813	(12,379)	57,411
Depreciation and amortization	4,309	398	91	-	4,798
Selling, general and administrative expenses	13,623	(70)	819	-	14,372
Research and development expense	1,111	86	-	-	1,197
Restructuring	6	-	-	-	6
Interest (income) expense - net	4,999	(3,444)	(67)	-	1,488
Other expense - net	463	125	256	-	844
Provision (benefit) for income taxes	2,272	96	(2,713)	-	(345)
Results of affiliates’ operations	9,004	5,382	-	(14,386)	-
Equity in income from equity investments	-	-	203	-	203
Income (loss) from continuing operations	(1,605)	9,430	3,572	(14,386)	(2,989)
Income (loss) from discontinued operations	191	(178)	1,562	-	1,575

Net income (loss)	$(1,414)	$9,252	$5,134	$(14,386)	$(1,414)

	Condensed Consolidating Balance Sheets
	March 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$5,396	$2,114	$21,679	$(20,291)	$8,898
Receivables	46,425	16,240	5,446	(8,319)	59,792
Inventories	60,529	7,347	5,459	33	73,368
Other current assets	15,372	1,596	1,631	-	18,599
Total current assets	127,722	27,297	34,215	(28,577)	160,657

Intercompany accounts receivable	56,271	164,358	1,602	(222,231)	-
Property, plant, and equipment, net	89,033	6,933	7,513	-	103,479
Intangibles	5,528	3,559	-	-	9,087
Goodwill	16,674	8,306	2,560	-	27,540
Equity investments	226,123	102,975	8,142	(328,908)	8,332
Other assets	7,113	3,580	3,733	-	14,426
Total assets	$528,464	$317,008	$57,765	$(579,716)	$323,521

Short-term debt	$62,056	$-	$904	$-	$62,960
Accounts payable	31,012	18,824	5,221	(13,685)	41,372
Other current liabilities	30,043	805	3,874	(21,997)	12,725
Total current liabilities	123,111	19,629	9,999	(35,682)	117,057

Intercompany accounts payable	153,114	51,791	10,253	(215,158)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	91,128	12,196	10,457	(68,428)	45,353
Shareholders' equity	148,186	233,392	27,056	(260,448)	148,186
Total liabilities and shareholders' equity	$528,464	$317,008	$57,765	$(579,716)	$323,521

	Condensed Consolidating Balance Sheets
	December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$-	$2,507	$19,556	$(16,432)	$5,631
Receivables	44,741	15,014	5,187	(9,906)	55,036
Inventories	57,143	7,323	5,840	33	70,339
Other current assets	14,927	1,549	1,230	-	17,706
Total current assets	116,811	26,393	31,813	(26,305)	148,712

Intercompany accounts receivable	54,887	157,438	384	(212,709)	-
Property, plant, and equipment, net	91,670	6,986	7,445	-	106,101
Intangibles	4,835	3,686	-	-	8,521
Goodwill	16,674	8,281	2,542	-	27,497
Equity investments	218,957	101,376	6,786	(320,148)	6,971
Other assets	17,156	3,870	3,536	-	24,562
Total assets	$520,990	$308,030	$52,506	$(559,162)	$322,364

Accounts payable	$30,807	$18,626	$4,164	$(14,467)	$39,130
Other current liabilities	31,256	666	3,424	(18,950)	16,396
Total current liabilities	62,063	19,292	7,588	(33,417)	55,526

Intercompany accounts payable	146,151	48,611	10,867	(205,629)	-
Long-term debt	74,836	-	-	-	74,836
Other non-current liabilities	90,067	12,292	9,539	(67,769)	44,129
Shareholders' equity	147,873	227,835	24,512	(252,347)	147,873
Total liabilities and shareholders' equity	$520,990	$308,030	$52,506	$(559,162)	$322,364

	Condensed Consolidating Statements of Cash Flows
	Three months ended March 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(4,087)	$3,491	$2,967	$1,052	$3,423
Investing activities:
Property, plant and equipment expenditures	(1,656)	(128)	(181)	-	(1,965)
Investment from (in) affiliates	-	(60)	61	(1)	-
Other	147	-	-	-	147
Net cash (used in) provided by investing activities	(1,509)	(188)	(120)	(1)	(1,818)
Financing activities:
Net borrowings (repayments)	4,871	-	931	(4,753)	1,049
Intercompany and equity transactions	4,687	(3,739)	(1,837)	889	-
Other	(74)	(1)	-	1	(74)
Net cash provided by (used in) financing activities	9,484	(3,740)	(906)	(3,863)	975
Effect of exchange rate changes on cash and cash equivalents	1,508	44	182	(1,047)	687
Increase (decrease) in cash and cash equivalents	5,396	(393)	2,123	(3,859)	3,267
Cash and cash equivalents, beginning of period	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of period	$5,396	$2,114	$21,679	$(20,291)	$8,898

	Condensed Consolidating Statements of Cash Flows
	Three months ended March 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(6,056)	$4,033	$(1,559)	$(547)	$(4,129)
Investing activities:
Proceeds from divestitures	-	-	19,120	-	19,120
Property, plant and equipment expenditures	(2,801)	(48)	(244)	-	(3,093)
Investment from (in) affiliates	-	(98)	98	-	-
Other	52	-	-	-	52
Net cash (used in) provided by investing activities	(2,749)	(146)	18,974	-	16,079
Financing activities:
Net repayments	(10,654)	(607)	(80)	(1,085)	(12,426)
Intercompany and equity transactions	5,168	(5,048)	(120)	-	-
Other	27	30	-	(30)	27
Net cash used in financing activities	(5,459)	(5,625)	(200)	(1,115)	(12,399)
Effect of exchange rate changes on cash and cash equivalents	934	90	(2,215)	577	(614)
(Decrease) increase in cash and cash equivalents	(13,330)	(1,648)	15,000	(1,085)	(1,063)
Cash and cash equivalents, beginning of period	3,049	3,681	9,836	(11,120)	5,446
Cash and cash equivalents, end of period	$(10,281)	$2,033	$24,836	$(12,205)	$4,383

13.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $2.3 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively. Receivables from equity investees amounted to $2.3 million and $1.8 million at March 31, 2007 and December 31, 2006, respectively. Accounts payable to related parties primarily relates to sales and management support and amounted to zero and $0.2 million at March 31, 2007 and December 31, 2006, respectively.

14.	Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.3 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. The Company had previously recorded its tax contingencies as current liabilities. As of January 1, 2007, the gross unrecognized income tax benefits were $10.5 million. As of March 31, 2007, the gross unrecognized income tax benefits were $10.9 million and the change from January 1, 2007 was as a result of increases to tax positions in the prior period. If recognized, $9.5 million of the gross unrecognized income tax benefits would affect the effective tax rate.

The Company does not believe the amount of unrecognized benefit will materially change in the next twelve months. All liabilities are classified as non-current as no amounts are expected to be paid within the next year.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision (benefit) on the condensed consolidated statement of operations. As of January 1, 2007, the Company had approximately $0.5 million of accrued interest and penalties related to uncertain tax positions included in the liability on its condensed consolidated balance sheet.

The tax years 2003 to 2006 remain open to examination by the United States Internal Revenue Service, tax years 2001 to 2006 remain open to examination by state taxing jurisdictions, and the tax years 2002 to 2006 remain open to examination by foreign taxing jurisdictions.

15.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that the adoption will not have a material impact on the financial statements.

16.	Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2007 presentation.

Item 2.  Management’s Discussion and Analysis of Results of
Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $6.5 million or 8.4% for the quarter ended March 31, 2007 versus the quarter ended March 31, 2006. Net sales for the quarter ended March 31, 2007 for the Activated Carbon and Service segment increased $3.5 million or 5.4% versus the similar 2006 period. The increase was primarily due to higher demand and price in the worldwide environmental water treatment and potable water markets of $2.6 million and $2.1 million, respectively, as well as price increases for certain carbon and service products. Foreign currency translation also had a positive impact of $2.0 million. Partially offsetting this increase was lower demand in the worldwide specialty carbon and food markets of $1.9 million and $0.7 million, respectively. Net sales for the Equipment segment increased $2.5 million or 29.9% in the first quarter 2007 versus the comparable 2006 period. The increase was primarily due to higher demand for traditional carbon adsorption equipment and ion exchange systems. Net sales for the quarter ended March 31, 2007 for the Consumer segment increased by $0.4 million or 14.5% versus the quarter ended March 31, 2006. The increase was attributable to higher demand for activated carbon cloth as well as the positive impact of foreign currency translation of $0.3 million. The total positive impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2007 was $2.3 million.

Net sales less cost of products sold, as a percentage of net sales, was 29.6% for the quarter ended March 31, 2007 compared to 25.0% for the similar 2006 period, a 4.6% increase. The increase was primarily in the Activated Carbon and Service segment in the amount of $5.3 million, which was principally driven by volume as well as higher prices for certain carbon and service products. The Equipment segment reported a decline of approximately $0.3 million primarily as a result of $0.2 million of higher raw material and freight costs. The Consumer segment increased by $0.4 million primarily due to volume sold. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.5 million during the quarter ended March 31, 2007 versus the quarter ended March 31, 2006 was primarily due to decreased depreciation due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter ended March 31, 2007 increased by $0.2 million versus the comparable 2006 quarter. The increase was primarily due to higher employee related costs and professional service fees which were partially offset by decreased legal expenses including the positive effect of the settlement with Trojan Technologies regarding the Company’s Canadian UV patent.

Research and development expenses for the quarter ended March 31, 2007 decreased $0.4 million or 30.8% versus the similar 2006 period primarily due to decreased employee related expenses and a decline in rent expense.

Restructuring charges for the quarter ended March 31, 2006 primarily related to charges associated with the closure of two small manufacturing facilities as a result of the Company’s 2005 re-engineering plan.

Other expense for the quarter ended March 31, 2007 decreased $0.4 million as compared to March 31, 2006. The decrease is primarily due to the write-off of deferred financing fees associated with the Company’s previous credit facility that occurred during the quarter ended March 31, 2006.

Interest expense, net of interest income, for the quarter ended March 31, 2007 decreased $0.3 million versus the quarter ended March 31, 2006. The decrease is as a result of lower average borrowing levels and lower average interest rates paid on the Company’s borrowings in the quarter ended March 31, 2007 versus the similar 2006 period.

The effective tax rate for the quarter ended March 31, 2007 was 70.8% compared to 9.8% for the quarter ended March 31, 2006. The quarter ended March 31, 2007 tax rate was higher than the statutory Federal Income Tax Rate due to several factors. In foreign jurisdictions, the statutory rates are greater than the United State’s statutory rate, without a corresponding benefit of a foreign tax credit in the United States. This accounted for 31.9% or $3.4 million of the increase. In addition, the expiration of the Extraterritorial Income Exclusion created an increase in the rate which totaled approximately 4.0% or  $0.4 million, the recording of tax contingencies for uncertain tax positions amounted to an increase of  10.0% or $0.3 million, and higher income generated by the Company’s Japanese joint venture increased the effective tax rate above the statutory rate by 10.0%. The quarter ended March 31, 2006 tax rate was lower than the statutory Federal Income Tax Rate due to an 18.6% or  $0.3 million benefit related to the Extraterritorial Income Exclusion, recognition of foreign tax credit benefits of 18.6% or $0.3 million, and recognition of state income tax benefits of  26.6% or $0.4 million.

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

The Company provides an estimate for income taxes based on an evaluation of the underlying accounts, its tax filing positions and interpretations of existing law. Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Equity in income from equity investments for the quarter ended March 31, 2007 increased $0.9 million versus the similar 2006 period. The increase was primarily due to lower cost of products sold and a favorable mix for products manufactured by the company’s joint venture with Mitsubishi Chemical Company in Japan.

Discontinued Operations:

Income from discontinued operations was $1.6 million for the quarter ended March 31, 2006 was primarily due to the $1.7 million, net of tax, gain recognized on the sale of the Company’s Charcoal/Liquid business.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $3.4 million for the period ended March 31, 2007 compared to cash flows used in operating activities of $4.1 million for the comparable 2006 period. The $7.5 million increase is primarily due to improved earnings of $3.4 million and a $1.9 million increase in operating working capital (exclusive of debt) in 2007 versus the comparable 2006 period. The 2006 period also included the gain from the sale of assets, pre-tax. The cash flows discussed for the quarter ended March 31, 2006 include discontinued operations.

Common stock dividends were not paid during the quarters ended March 31, 2007 and 2006, respectively.

Total debt at March 31, 2007 was $75.9 million, an increase of $1.0 million from December 31, 2006. The increase was primarily the result of the addition of short-term debt of $0.9 million related to the Company’s operations in China and is more fully described in Note 10. The additional borrowings were used in financing normal working capital and capital expenditure activities.

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036 (the “Notes”) and entered into a new revolving credit facility (the “Credit Facility”). The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility. Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006 (the “Old Credit Facility”). The material terms of the Notes and the Credit Facility are described below.

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

For the quarter ended March 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2007. As a result, as of March 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of March 31, 2007 the Company was required to reclassify as a current liability that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount is reflected as a deduction from the face amount of the debt. As of the three months ended March 31, 2007, the Company recorded interest expense of $1.8 million, of which $0.2 million related to the amortization of the discount and $1.6 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

The Notes and the Subsidiary Guarantees were sold only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes, the Subsidiary Guarantees, and the common stock issuable upon conversion of the Notes have not been registered. The offering was conducted in reliance upon an exemption from registration under the Securities Act and applicable state securities laws. The Company and the Subsidiary Guarantors have agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register resales of the Notes, the Subsidiary Guarantees and common stock issuable upon conversion of the Notes under the Securities Act. The 90-day period expired on November 16, 2006. The Company did not file a registration statement within the time period and, as a result, is obligated to pay predetermined additional interest to holders of the Notes as described in the registration rights agreement. The Company implemented Financial Statement of Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” and accrued the probable liability of $0.2 million for penalty interest under SFAS No. 5, “Accounting for Contingencies,” with an adoption date of January 1, 2007.

Credit Facility

The Credit Facility was initially a $50.0 million facility and included a separate U.K. sub-facility and a separate Belgian sub-facility. On February 5, 2007, the Credit Facility was amended to increase the commitment amount to $55.0 million and was syndicated to include one additional lender. The Credit Facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. The terms of the syndicated Credit Facility were not materially different than the original facility prior to the February 5, 2007 syndication. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

As of March 31, 2007, the carrying amount of assets pledged as collateral was $55.9 million. The carrying amount as of March 31, 2007 for domestic, U.K., and Belgian borrowers were $42.5 million, $7.9 million, and $5.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of March 31, 2007, total availability was $38.2 million. Availability as of March 31, 2007 for domestic, U.K., and Belgian borrowers were $31.6 million, $6.6 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at March 31, 2007 totaled $17.8 million.

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

The Company incurred debt issuance costs of $0.5 million which were deferred and are being amortized over a five year period. The Company had no borrowings under the Credit Facility as of March 31, 2007.

The Credit Facility contains a number of affirmative and negative covenants. Because of delays in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company was in violation of the affirmative covenant requiring unaudited financial statements to be provided to the lender within 45 days after the end of the Company’s fiscal quarter. On May 29, 2007, the Company amended its credit agreement prior to the filing of this Form 10- Q which included a waiver to extend the due date for delivery of unaudited financial statements until June 8, 2007. For the quarter ended March 31, 2007, the last reported sale price of the Companys common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2007. As a result, as of March 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert is an event of default. Included in the aforementioned amendment, is a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount of the Notes as long-term debt as it has the ability and intent to refinance it under the amended agreement. The amendment also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of March 31, 2007 and is currently in compliance with such covenants.

Management cannot be assured that, after the March 31, 2007 financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility. Although not currently anticipated by the Company, the conversion by holders of Notes above the $10.0 million provision, as described above, would be an event of default.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of March 31, 2007, with the exception of the addition of short-term debt as well as the reclassification of the Company’s Notes to short-term, there have been no changes in the payment terms of lease agreements, and unconditional purchase obligations since December 31, 2006. The following table represents the significant cash contractual obligations and other commercial commitments.

		Due in
(Thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Short-term debt *	$904	$-	$-	$-	$65,000	$-	$65,904
Long-term debt	-	-	2,925	-	10,000	-	12,925
Operating leases	4,127	3,056	2,673	2,357	2,000	10,604	24,817
Unconditional purchase
obligations**	26,981	19,853	10,019	7,753	5,711	-	70,317
Total contractual cash
Obligations	$32,012	$22,909	$15,617	$10,110	$82,711	$10,604	$173,963

*The 2011 maturity excludes debt discount of $2,943

**Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $10.3 million pertaining to the FIN 48 tax liability has been excluded from the above table.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $2.0 million for the three months ended March 31, 2007 compared to expenditures of $3.1 million for the same period in 2006. The expenditures for the period ended March 31, 2007 consisted primarily of improvements to the Company’s manufacturing facilities of $1.8 million and customer capital of $0.1 million. The comparable 2006 expenditures consisted primarily of $1.8 million for improvements to manufacturing facilities, $1.1 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and $0.3 million for customer capital. Capital expenditures for 2007 are projected to be approximately $17.0 million.

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

The March 31, 2006 proceeds from sale of assets of $19.1 million, as shown on the statement of cash flows, represents the Company’s sale of its Charcoal/Liquid business in Germany which is more fully described in
Note 1.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. In the fourth quarter of 2006, management authorized preliminary engineering work to be performed to more accurately assess the costs and length of time needed to make the idled activated carbon line operational again due to a favorable ruling by the International Trade Commission (ITC) on the Company’s anti-dumping petition for steam activated carbon imported into the U.S. from China and subsequent expected increased demand of U.S. manufactured products. Management expects to complete its assessment regarding the start-up of this idled activated carbon line to address potential future market opportunities in 2007. If at any point it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact to current operating results would be insignificant.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company is evaluating the NOV. The EPA has not yet indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any such civil penalties it might pursue in connection with this matter. At this time the Company can not predict with any certainty the outcome of this matter.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that the adoption will not have a material impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2006.

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2007, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
January 1 - January 31, 2007	---	---	---	---
February 1 - February 28, 2007	11,921	$6.22	---	---
March 1 - March 31, 2007	10,779	$8.10	---	---

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued on February 9, 2007 and March 27, 2007. Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 3.	Defaults Upon Senior Securities

The Credit Facility contains a number of affirmative and negative covenants. Because of delays in filing its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company was in violation of the affirmative covenant requiring unaudited financial statements to be provided to the lender within 45 days after the end of the Company’s fiscal quarter. On May 29, 2007, the Company amended its credit agreement prior to the filing of this Form 10- Q which included a waiver to extend the due date for delivery of unaudited financial statements until June 8, 2007.

For the quarter ended March 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2007. As a result, as of March 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert is an event of default. Included in the aforementioned amendment, is a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount as long-term debt. The amendment also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

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

Exhibit 99.1 Amendment No. 2 to Credit Agreement, as amended on May 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)
Date: June 5, 2007	/s/ Leroy M. Ball
Leroy M. Ball Senior Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Amendment No. 2 to Credit Agreement, as amended on May 29, 2007.	Filed herewith