Form 10-Q
period 2007-06-30
CALGON CARBON CORPORATION
filed 2007-08-09
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from __________ to __________

Commission file number 1-10776

CALGON CARBON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 717, Pittsburgh, PA 15230-0717
(Address of principal executive offices)
(Zip Code)

(412) 787-6700
(Registrant’s telephone number, including area code)

_______________________________________________
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

Yes ☐   No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2007
Common Stock, $.01 par value	40,403,439 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2007

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

PART I - CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2006 filed with the Securities and Exchange Commission by the Company in Form
10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$86,621	$77,870	$167,667	$151,270
Net sales to related parties	1,807	2,640	3,791	5,819
Total	88,428	80,510	171,458	157,089

Cost of products sold
(excluding depreciation and amortization)	59,556	59,962	117,980	117,373
Depreciation and amortization	4,331	4,794	8,592	9,592
Selling, general and administrative expenses	15,009	16,570	29,615	30,942
Research and development expenses	907	1,041	1,735	2,238
Gain on insurance settlement	-	(4,899)	-	(4,899)
Restructuring charge	-	1	-	7

	79,803	77,469	157,922	155,253

Income from operations	8,625	3,041	13,536	1,836

Interest income	400	234	702	320
Interest expense	(1,410)	(1,524)	(2,860)	(3,098)
Other expense—net	(408)	(514)	(811)	(1,358)

Income (loss) from continuing operations before income taxes, and equity income	7,207	1,237	10,567	(2,300)

Provision (benefit) for income taxes	3,147	(925)	5,527	(1,270)

Income (loss) from continuing operations before equity income	4,060	2,162	5,040	(1,030)

Equity in income (loss) from equity investments	402	(23)	1,456	180

Income (loss) from continuing operations	4,462	2,139	6,496	(850)

Income from discontinued operations	-	297	-	1,872

Net income	$4,462	$2,436	$6,496	$1,022

Net income per common share
Basic:
Income (loss) from continuing operations	$.11	$.05	$.16	$(.02)
Income from discontinued operations	-	.01	-	.05
Net income	$.11	$.06	$.16	$.03

Diluted:
Income (loss) from continuing operations	$.09	$.05	$.14	$(.02)
Income from discontinued operations	-	.01	-	.05
Net income	$.09	$.06	$.14	$.03

Weighted average shares outstanding
Basic	40,291,372	39,875,505	40,258,163	39,865,173

Diluted	47,745,066	40,076,904	45,807,253	39,865,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,628	$5,631
Receivables (net of allowance of $2,699 and $1,981)	59,875	53,239
Receivables from related parties (Note 13)	1,667	1,797
Revenue recognized in excess of billings on uncompleted contracts	7,045	7,576
Inventories	71,466	70,339
Deferred income taxes - current	6,973	5,761
Other current assets	3,834	4,369
Total current assets	167,488	148,712

Property, plant and equipment, net	102,690	106,101
Equity investments	8,937	6,971
Intangibles	8,652	8,521
Goodwill	27,768	27,497
Deferred income taxes - long-term	8,314	20,225
Other assets	3,172	4,337

Total assets	$327,021	$322,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$63,649	$-
Accounts payable and accrued liabilities	33,822	36,446
Accounts payable to related parties (Note 13)	-	168
Billings in excess of revenue recognized on uncompleted contracts	3,646	2,516
Accrued interest	1,639	1,440
Payroll and benefits payable	7,424	6,533
Accrued income taxes	2,378	8,423
Total current liabilities	112,558	55,526
Long-term debt	12,925	74,836
Deferred income taxes - long-term	1,927	1,679
Accrued pension and other liabilities	44,302	42,450

Total liabilities	171,712	174,491

Commitments and contingencies (Note 7)

Shareholders' equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 42,671,227 and 42,550,290 shares issued	427	425
Additional paid-in capital	72,699	70,345
Retained earnings	96,594	94,035
Accumulated other comprehensive income	12,983	10,305
	182,703	175,110
Treasury stock, at cost, 2,843,853 and 2,819,690 shares	(27,394)	(27,237)
Total shareholders' equity	155,309	147,873
Total liabilities and shareholders’ equity	$327,021	$322,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$6,496	$1,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on insurance settlement	-	(4,899)
Gain from divestitures	-	(6,719)
Depreciation and amortization	8,592	9,594
Equity income from equity investments	(1,456)	(180)
Employee benefit plan provisions	745	2,220
Distributions received from equity investments	403	-
Non-cash pension curtailment gain	(265)	-
Changes in assets and liabilities:
Increase in receivables	(6,010)	(1,993)
Increase in inventories	(651)	(1,232)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	1,131	(1,780)
Decrease (increase) in accounts payable, accrued liabilities, and billings in excess of revenue	366	(4,368)
Decrease in accrued pension	(1,890)	(1,609)
Increase deferred income taxes	4,429	1,496
Other items - net	584	1,725
Net cash provided by (used in) operating activities	12,474	(5,114)

Cash flows from investing activities
Proceeds from divestitures	-	21,213
Property, plant and equipment expenditures	(4,451)	(7,302)
Proceeds from insurance settlement for plant and equipment	-	4,595
Proceeds from disposals of property, plant and equipment	162	416
Net cash (used in) provided by investing activities	(4,289)	18,922

Cash flows from financing activities
Proceeds from borrowings	5,933	61,039
Repayments of borrowings	(4,195)	(74,927)
Treasury stock purchases	(157)	(108)
Common stock issued through exercise of stock options	708	466
Net cash provided by (used in) financing activities	2,289	(13,530)

Effect of exchange rate changes on cash	523	(1,240)

Increase (decrease) in cash and cash equivalents	10,997	(962)
Cash and cash equivalents, beginning of period	5,631	5,446
Cash and cash equivalents, end of period	$16,628	$4,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Inventories:

	June 30, 2007	December 31, 2006

Raw materials	$18,922	$16,587
Finished goods	52,544	53,752
	$71,466	$70,339

2.	Supplemental Cash Flow Information:

Cash paid for interest during the six months ended June 30, 2007 and 2006 was $2.7 million and $3.1 million, respectively. Income taxes paid, net of refunds, was $0.7 million and $0.5 million, for the six months ended June 30, 2007 and 2006, respectively.

The non-cash vesting of restricted stock-based compensation was $0.5 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. The non-cash impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”) was $6.5 million for the six months ended June 30, 2007.

3.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2007 and 2006.

4.	Comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,462	$2,436	$6,496	$1,022
Other comprehensive income,
net of taxes	916	2,885	2,678	3,743
Comprehensive income	$5,378	$5,321	$9,174	$4,765

The only matters contributing to the other comprehensive income during the three and six months ended June 30, 2007 was the foreign currency translation adjustment of $0.9 million and $2.1 million, respectively, and the change in the fair value of the derivative instruments of $(14) thousand and $0.5 million as described in Note 6. The only matters contributing to the other comprehensive income during the three and six months ended June 30, 2006 were the foreign currency translation adjustment of $2.8 million and $3.6 million, respectively, and the change in the fair value of the derivative instruments of $(15) thousand and $(0.1) million, respectively.

5.	Segment Information:

The Company’s management has identified three segments based on product line and associated services. Those segments included Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of the Company’s continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales
Activated Carbon and Service	$74,723	$67,435	$143,406	$132,620
Equipment	10,658	9,446	21,624	17,887
Consumer	3,047	3,629	6,428	6,582
	$88,428	$80,510	$171,458	$157,089
Income (loss) from continuing operations before depreciation, amortization, restructuring, and income taxes

Activated Carbon and Service	$13,015	$9,061	$21,488	$14,109
Equipment	(607)	(2,013)	(736)	(3,672)
Consumer	548	788	1,376	998
	12,956	7,836	22,128	11,435
Depreciation and amortization
Activated Carbon and Service	3,959	4,451	7,847	8,900
Equipment	243	208	483	418
Consumer	129	135	262	274
	4,331	4,794	8,592	9,592
Income from continuing operations before restructuring, equity in income from equity investments, and income taxes	8,625	3,042	13,536	1,843

Reconciling items:
Restructuring charge	-	(1)	-	(7)
Interest income	400	234	702	320
Interest expense	(1,410)	(1,524)	(2,860)	(3,098)
Other expense - net	(408)	(514)	(811)	(1,358)
Consolidated income (loss) from continuing operations before income taxes and equity in income from equity investments	$7,207	$1,237	$10,567	$(2,300)

	June 30, 2007	December 31, 2006
Total Assets
Activated Carbon and Service	$280,721	$277,134
Equipment	33,584	34,031
Consumer	12,716	11,199
Consolidated total assets	$327,021	$322,364

6.	Derivative Instruments

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

The Company had sixteen derivative instruments outstanding at June 30, 2007 of which one was a foreign currency swap, eight were foreign currency forward exchange contracts, and seven were cash flow hedges for forecasted purchases of natural gas. The Company applied hedge accounting treatment to the foreign currency swap and the seven cash flow hedges for forecasted natural gas. During the period ended June 30, 2007, the Company recorded an immaterial loss in other expense related to the foreign currency forward exchange contracts that did not qualify for hedge accounting treatment. The Company had twenty derivative instruments outstanding at June 30, 2006 of which one was a foreign currency swap and nineteen were foreign currency forward exchange contracts. The Company applied hedge accounting treatment to the foreign currency swap. During the period ended June 30, 2006, the Company recorded an immaterial gain in other income for the nineteen foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap of $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 2007 and ($15) thousand and ($0.1) million, respectively, for the three and six month periods ended June 30, 2006 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.9 million and $0.7 million, respectively, as of June 30, 2007 and 2006.

The change in fair value of the cash flow hedges for the forecasted purchase of natural gas recorded in other long-term liabilities was $0.2 million and $(0.6) million, net of tax, respectively, for the three and six month periods ended June 30, 2007. The balance of the cash flow hedges for the forecasted purchase of natural gas recorded in other long-term liabilities was $0.3 million as of June 30, 2007.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the three and six month periods ended June 30, 2007 and 2006, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

7.	Contingencies

The Company purchased the common stock of Advanced Separation Technologies Incorporated (AST) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court in the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. On January 26, 2007, a jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million, which has not been recorded in operations as of June 30, 2007. The defendants have filed post trial motions seeking to overturn the verdict. The Company has filed a motion for an award of prejudgment interest, which may be awarded at the discretion of the trial judge at the rate of 6% per annum (simple) from the date the complaint was filed. If the post trial motions of the defendants are denied, the defendants will be entitled to appeal to the United States Circuit Court of Appeals for the Third Circuit.

The Company is a party in three cases involving alleged infringement of its U.S. Patent No. 6,129,893 and U.S. Patent No. 6,565,803 B1 (“U.S. Patents”) and its Canadian Patent No. 2,331,525 (“525 Patent”) for the method of preventing infection from cryptosporidium found in drinking water. In the first case, Wedeco Ideal Horizons, Inc. filed suit against the Company in the United States District Court for the District of New Jersey seeking a declaratory judgment that it does not infringe the Company’s U.S. Patents on the grounds that the U.S. Patents are invalid and alleging unfair competition by the Company. On June 30, 2006, the District Court granted Wedeco’s motion for summary judgment on the issue of validity of the U.S. Patents, denied the Company’s motion for summary judgment on the infringement claim on the ground that there can be no infringement where there is no valid patent and granted the Company’s motion for summary judgment on Wedeco’s claim of unfair competition. On April 24, 2007, the United States Circuit Court of Appeals for the Federal Circuit Court affirmed the District Court’s judgment. The Company did not appeal this decision. In the second case, the Company filed suit against the Town of Ontario, New York, Trojan Technologies, Inc. (“Trojan”) and Robert Wykle, et al. in the United States District Court for the Western District of New York alleging that the defendants are practicing the method claimed within the U.S. Patents without a license. In the third case, the Company filed suit against the City of North Bay, Ontario, Canada (“North Bay”) and Trojan in the Federal Court of Canada alleging infringement of the Canadian Patent by North Bay and inducement of infringement by Trojan. On November 14, 2006, after a bench trial, the Court dismissed the Company’s claim for a declaration that the defendants infringed the Canadian Patent and the Company’s claims for an injunction, compensation, damages, interest, and costs and declared that the Canadian Patent is invalid. In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan worldwide immunity from all current and future legal action related to Calgon Carbon’s UV patents.

The Pennsylvania Department of Environmental Protection (“PADEP”) demanded that the Company reimburse the PADEP for response costs of that agency in respect of a site owned by a third party and located in Allegheny County, Pennsylvania (“Site”). On August 31, 2006, the Company and the PADEP entered into a Consent Order and Settlement in which the Company agreed to pay $515,000 in three installments to resolve the matter. This amount was charged to earnings for the second quarter ended June 30, 2006. On January 11, 2007, the PADEP notified the Company that the Consent Order and Agreement is final. As of July 2007, the Company paid the final installment of $0.3 million related to the settlement.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of June 30, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2006. The Company has not incurred any environmental remediation expense for the three and six months ended June 30, 2007 and has incurred a total of $0.2 million of environmental remediation expense to date. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has not yet determined when it will proceed with remediation efforts.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. The EPA has not indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any civil penalties it might pursue in connection with this matter. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that NYSDEC has determined that “Calgon Corporation” is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that “Calgon Corporation” (and other PRPs) develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, which is estimated to cost between approximately $11 million and $14 million. The Company has not determined what portion of the costs associated with the remedial program, if any, it would be obligated to bear. The Notice Letter also demands payment of all monies that NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that NYSDEC has expended. The Company is investigating this claim and, at this time, cannot predict with any certainty the outcome of this matter or range of loss, if any.

In July 2007, the Company received a Notice of Violation (“NOV”) from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directs the Company to submit a complete and accurate Part B application and related documents and to respond to KYDEP’s comments which are appended to the NOV. The Company is preparing a response to the NOV and KYDEP’s comments. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. At this time the Company can not predict with any certainty the outcome of this matter or range of loss, if any.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At June 30, 2007, Calgon Mitsubishi Chemical Corporation had $6.4 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At June 30, 2007, the lender had not requested, and the Company has not provided, such guarantee.

In addition to the matters described above, the Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable. Management believes, after consulting with counsel, that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated financial position or liquidity of the Company, but an adverse outcome could be material to the results of operations in a particular period in which a liability is recognized.

8.	Goodwill & Intangible Assets

The Company has elected to do the annual impairment test of its goodwill, as required by SFAS No. 142, on December 31 of each year or earlier if certain indicators exist. For purposes of the test, the Company has identified reporting units, as defined within SFAS No. 142, at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly.

The changes in the carrying amounts of goodwill by segment for the six month period ended June 30, 2007 are as follows:

	Activated
	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total

Balance as of January 1, 2007	$21,056	$6,381	$60	$27,497
Foreign exchange	108	163	-	271

Balance as of June 30, 2007	$21,164	$6,544	$60	$27,768

The following is a summary of the Company’s identifiable intangible assets as of June 30, 2007 and December 31, 2006 respectively:

	June 30, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(835)	$534
Customer Relationships	17.0 Years	9,323	45	(4,192)	5,176
License Agreement	5.0 Years	500	-	(367)	133
Product Certification	7.9 Years	1,682	-	(472)	1,210
Unpatented Technology	20.0 Years	2,875	-	(1,276)	1,599
Total	16.6 Years	$15,749	$45	$(7,142)	$8,652

	December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(793)	$576
Customer Relationships	17.0 Years	9,323	11	(3,596)	5,738
License Agreement	5.0 Years	500	-	(317)	183
Product Certification	7.9 Years	665	-	(321)	344
Unpatented Technology	20.0 Years	2,875	-	(1,195)	1,680
Total	16.6 Years	$14,732	$11	$(6,222)	$8,521

For the three and six months ended June 30, 2007, the Company recognized $0.5 million and $0.9 million, respectively, of amortization expense related to intangible assets. For the three and six months ended June 30, 2006, the Company recognized $0.4 million and $0.9 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

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

For the period ended June 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2007. As a result, as of June 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of June 30, 2007 the Company was required to reclassify as a current liability that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” Issue 7, which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through June 30, 2007, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount is reflected as a deduction from the face amount of the debt. As of the period ended June 30, 2007, the Company recorded interest expense of $2.2 million, of which $0.3 million related to the amortization of the discount and $1.9 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

The Company and the Subsidiary Guarantors sold the Notes and the Subsidiary Guarantees in August 2006 to initial purchasers for resale only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), in an offering exempt from the registration requirements of the Securities Act and applicable state securities laws. In a related registration rights agreement, the Company and the Subsidiary Guarantors agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date and to cause such registration statement to become effective within 240 days from the issue date, in order to register under the Securities Act resales of the Notes, the Subsidiary Guarantees and common stock issuable upon conversion of the Notes. The 90-day period expired on November 16, 2006, and the 240-day period expired on April 15, 2007. The Company did not file a shelf registration statement within the 90-day or cause such shelf registration to become effective within the 240-day period and, as a result, is obligated to pay predetermined additional interest to holders of the Notes pursuant to the terms of the registration rights agreement through the time when the registration statement was filed and declared effective. The Company implemented Financial Statement of Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” and accrued the probable liability of $0.2 million for penalty interest under SFAS No. 5, “Accounting for Contingencies,” with an adoption date of January 1, 2007. The Company has filed a resale shelf registration statement on July 10, 2007, and the registration statement was declared effective on July 18, 2007, ending the Company’s obligation to pay penalty interest. The Company will pay the penalty interest due in the third quarter of 2007.

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

As of June 30, 2007, the carrying amount of assets pledged as collateral was $56.0 million. The carrying amount as of June 30, 2007 for domestic, U.K., and Belgian borrowers were $44.3 million, $7.0 million, and $4.7 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of June 30, 2007, total availability was $37.4 million. Availability as of June 30, 2007 for domestic, U.K., and Belgian borrowers was $32.7 million, $5.6 million, and zero, respectively. The Company can issue letters of credit up to $20.0 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at June 30, 2007 totaled $17.6 million.

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

The Company incurred debt issuance costs of $0.5 million which were deferred and are being amortized over a five year period. The Company had no borrowings under the Credit Facility as of June 30, 2007.

The Credit Facility contains a number of negative and affirmative covenants. For the period ended June 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2007. As a result, as of June 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert could be an event of default of the Credit Facility. Included in the Credit Facility is a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount as long-term debt as it has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of June 30, 2007 and is currently in compliance with such covenants.

Management cannot be assured that, after the June 30, 2007 financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility. Although not currently anticipated by the Company, the conversion by holders of Notes above the $10.0 million provision, as described above, would be an event of default.

Belgian Credit Facility

The Company maintains a Belgian credit facility totaling 4.0 million Euros which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2007. Bank guarantees of 1.8 million Euros were issued as of June 30, 2007. The maturity date of this facility is December 15, 2007. Availability under this facility was 2.2 million Euros at June 30, 2007.

United Kingdom Credit Facility

The Company maintains a United Kingdom unsecured overdraft facility totaling 200,000 British Pounds Sterling. There are no financial covenants and the Company had no outstanding borrowings under this overdraft facility as of June 30, 2007. This facility is reviewed annually. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility.

Chinese Credit Facility

The Company maintains a Chinese credit facility totaling 11.0 million RMB which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants. The maturity date of this facility is December 31, 2007. The facility was fully utilized at June 30, 2007.

Fair Value of Debt

At June 30, 2007, the Company had $12.9 million of long-term debt which primarily consisted of $10.0 million of fixed rate Senior Convertible Notes that were entered into in August 2006. The fair value of these Notes at June 30, 2007 was $23.1 million. The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes. The remaining $2.9 million of long-term debt is based on prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

At June 30, 2007, the Company had $63.6 million of outstanding short-term debt. Substantially all of the Company’s outstanding short-term debt at June 30, 2007 consists of $65.0 million, excluding debt discount of $2.8 million, of fixed rate Senior Convertible Notes that were entered into in August 2006. The fair value of these Notes at June 30, 2007 was $150.1 million. The increase in value is primarily due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at June 30, 2007 of $1.4 million in 2007, $2.9 million in 2009 and $75.0 million in 2011. See also the 5.00% Convertible Senior Notes due 2036 section related to the holders’ optional conversion as of June 30, 2007.

10.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2007	2006	2007	2006
Service cost	$234	$609	$556	$1,256
Interest cost	1,178	1,201	2,352	2,453
Expected return on plan assets	(1,229)	(1,066)	(2,458)	(2,129)
Amortization of prior service cost	62	56	123	137
Net amortization	119	203	188	456
Curtailment credit	(265)	-	(265)	-
Net periodic pension cost	$99	$1,003	$496	$2,173

The expected long-term rate of return on plan assets is 8.00% in 2007.

Employer Contributions

In its 2006 financial statements, the Company disclosed that it expected to contribute $3.2 million to its U.S. pension plans in 2007. As of June 30, 2007, the Company has contributed $0.8 million and expects to contribute $4.9 million over the remainder of the year which is $2.5 million more than originally estimated.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2007	2006	2007	2006
Service cost	$189	$249	$370	$498
Interest cost	442	389	868	778
Expected return on plan assets	(328)	(272)	(648)	(544)
Amortization of prior service cost	11	12	22	24
Net amortization	26	44	51	88
Net periodic pension cost	$340	$422	$663	$844

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2007.

Employer Contributions

In its 2006 financial statements, the Company disclosed that it expected to contribute $2.3 million to its European pension plans in 2007. As of June 30, 2007, the Company contributed $1.0 million. The Company expects to contribute the remaining $1.3 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. In September 2006, the Company announced the freezing of its defined benefit pension plan for all U.S. salaried employees replacing it with a defined contribution plan. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-representative employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company began making contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees when their former Barnebey Sutcliffe Employee USWA Local 23.08 401(k) Plan was discontinued and their defined benefit pension plan was frozen effective April 30, 2007. The Company realized a $0.3 million curtailment gain as a result of freezing the aforementioned plan. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans for the three months ended June 30, 2007 and 2006 were $0.3 million and $0.1 million, respectively, and for the six months ended June 30, 2007 and 2006 were $0.8 million and $0.2 million, respectively.

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132[R] (“SFAS 158”). SFAS 158 required the Company to record a transition adjustment to recognize the funded status of postretirement defined benefit plans, measured as the difference between the fair value of plan assets and the benefit obligations, in its balance sheet after adjusting for derecognition of the Company’s minimum pension liability as of December 31, 2006. Although the Company adopted the provisions of SFAS 158; it incorrectly presented the effect of this transition adjustment of $5,375,000 as a reduction to 2006 comprehensive income on its Consolidated Statements of Income and Comprehensive Income (Loss) included in Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”). The impact of removing the SFAS 158 transition adjustment from the 2006 Consolidated Statements of Income and Comprehensive Income (Loss) changes the reported comprehensive income (loss) from $(3,935,000) to $1,440,000. The reported net loss of $(7,798,000) for 2006 and the related loss per share of $(0.20) are unaffected by this change. The Company will report the impact of removing the transition adjustment in its 2007 Form 10-K.

11.	Earnings Per Share

Computation of basic and diluted net income per common share from continuing operations is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Income (loss) from continuing operations available to common shareholders	$4,462	$2,139	$6,496	$(850)
Income from discontinued operations available to common shareholders	-	297	-	1,872
Net income available to common shareholders	$4,462	$2,436	$6,496	$1,022
Weighted Average Shares Outstanding
Basic	40,291,372	39,875,505	40,258,163	39,865,173
Effect of Dilutive Securities	7,453,694	201,399	5,549,090	-
Diluted	47,745,066	40,076,904	45,807,253	39,865,173
Net income per common share
Basic:
Income (loss) from continuing operations	$.11	$.05	$.16	$(.02)
Income from discontinued operations	-	.01	-	.05
Net Income	$.11	$.06	$.16	$.03

Diluted:
Income (loss) from continuing operations	$.09	$.05	$.14	$(.02)
Income from discontinued operations	-	.01	-	.05
Net Income	$.09	$.06	$.14	$.03

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 6,100 and 1,644,668 for the three months ended June 30, 2007 and 2006, respectively, and 166,684 and 227,737 for the six months ended June 30, 2007 and 2006, respectively.

The Company’s obligation under its Senior Convertible Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares, in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). As of June 30, 2007, the average stock price for the 90-day trading period was $9.39 which was higher than the conversion price of $5.10 therefore 6,720,684 shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the three month period ended June 30, 2007. The year-to-date dilutive effect of the Notes was calculated based on the weighted average number of incremental shares included in each quarterly diluted earnings per share computation.

"Treasury Stock" Method of Accounting for Share Dilution

Conversion Price:	$5.10
Number of underlying shares:	14,705,880
Principal Amount:	$75,000,000

Formula:	Number of extra dilutive shares created
= ((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

Stock Price	Coversion Price	Price Difference	Included in Share Count	Share Dilution Per $1.00 Share Price Difference
$5.10	$5.10	$0.00	-	-
$5.60	$5.10	$0.50	1,313,023	2,626,046
$6.10	$5.10	$1.00	2,410,798	2,410,798
$7.10	$5.10	$2.00	4,142,500	2,071,250
$8.10	$5.10	$3.00	5,446,621	1,815,540
$9.10	$5.10	$4.00	6,464,122	1,616,031
$10.10	$5.10	$5.00	7,280,137	1,456,027
$11.10	$5.10	$6.00	7,949,123	1,324,854
$12.10	$5.10	$7.00	8,507,533	1,215,362
$13.10	$5.10	$8.00	8,980,689	1,122,586
$14.10	$5.10	$9.00	9,386,731	1,042,970

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

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Operations Three months ended June 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$78,340	$11,205	$7,239	$(8,356)	$88,428
Cost of products sold	55,818	8,148	3,946	(8,356)	59,556
Depreciation and amortization	3,487	269	575	-	4,331
Selling, general and administrative expenses	12,616	1,318	1,075	-	15,009
Research and development expense	815	93	(1)	-	907
Interest (income) expense - net	5,231	(3,984)	(237)	-	1,010
Other (income) expense - net	368	257	(217)	-	408
Provision (benefit) for income taxes	2,766	609	(228)	-	3,147
Results of affiliates’ operations	7,223	1,278	-	(8,501)	-
Equity in income (loss) from equity investments	-	-	406	(4)	402
Net income (loss)	$4,462	$5,773	$2,732	$(8,505)	$4,462

	Condensed Consolidating Statements of Operations Six months ended June 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$151,053	$23,091	$16,971	$(19,657)	$171,458
Cost of products sold	109,384	17,843	10,410	(19,657)	117,980
Depreciation and amortization	6,914	546	1,132	-	8,592
Selling, general and administrative expenses	25,207	2,623	1,785	-	29,615
Research and development expense	1,551	184	-	-	1,735
Interest (income) expense - net	10,507	(7,879)	(470)	-	2,158
Other (income) expense - net	698	492	(379)	-	811
Provision for income taxes	4,375	678	474	-	5,527
Results of affiliates’ operations	14,079	2,181	-	(16,260)	-
Equity in income from equity investments	-	-	1,455	1	1,456
Net income (loss)	$6,496	$10,785	$5,474	$(16,259)	$6,496

	Condensed Consolidating Statements of Operations Three months ended June 30, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$72,473	$10,806	$9,241	$(12,010)	$80,510
Cost of products sold	56,496	8,658	6,819	(12,010)	59,963
Depreciation and amortization	3,924	947	731	-	5,602
Selling, general and administrative expenses	9,335	1,377	959	-	11,671
Research and development expense	953	89	(1)	-	1,041
Restructuring	1	-	-	-	1
Interest (income) expense - net	5,186	(3,627)	(269)	-	1,290
Other (income) expense - net	683	(805)	(172)	-	(294)
Provision (benefit) for income taxes	(1,749)	(13)	837	-	(925)
Results of affiliates’ operations	4,870	229	-	(5,099)	-
Equity loss from equity investments	-	-	(23)	-	(23)
Income (loss) from continuing operations	2,514	4,409	314	(5,099)	2,138
Income (loss) from discontinued operations	(78)	253	123	-	298

Net income (loss)	$2,436	$4,662	$437	$(5,099)	$2,436

	Condensed Consolidating Statements of Operations Six months ended June 30, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$141,976	$20,765	$17,173	$(22,825)	$157,089
Cost of products sold	109,824	17,379	12,996	(22,825)	117,374
Depreciation and amortization	8,754	1,469	177	-	10,400
Selling, general and administrative expenses	22,957	1,306	1,780	-	26,043
Research and development expense	2,064	174	-	-	2,238
Restructuring	7	-	-	-	7
Interest (income) expense - net	10,185	(7,071)	(336)	-	2,778
Other (income) expense - net	624	(804)	729	-	549
Provision (benefit) for income taxes	522	83	(1,875)	-	(1,270)
Results of affiliates’ operations	13,870	5,611	-	(19,481)	-
Equity in income from equity investments	-	-	180	-	180
Income (loss) from continuing operations	909	13,840	3,882	(19,481)	(850)
Income from discontinued operations	113	75	1,684	-	1,872

Net income (loss)	$1,022	$13,915	$5,566	$(19,481)	$1,022

	Condensed Consolidating Balance Sheets
	June 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$12,466	$2,194	$21,175	$(19,207)	$16,628
Receivables	50,291	16,310	4,917	(9,976)	61,542
Inventories	58,700	7,398	5,335	33	71,466
Other current assets	14,830	1,451	1,571	-	17,852
Total current assets	136,287	27,353	32,998	(29,150)	167,488

Intercompany accounts receivable	54,306	167,657	4,348	(226,311)	-
Property, plant, and equipment, net	88,102	6,973	7,615	-	102,690
Intangibles	5,201	3,451	-	-	8,652
Goodwill	16,674	8,388	2,706	-	27,768
Equity investments	233,953	104,454	8,752	(338,222)	8,937
Other assets	6,441	2,759	2,286	-	11,486
Total assets	$540,964	$321,035	$58,705	$(593,683)	$327,021

Short-term debt	$62,205	$-	$1,444	$-	$63,649
Accounts payable	29,640	17,433	4,087	(13,692)	37,468
Other current liabilities	31,243	439	2,378	(22,619)	11,441
Total current liabilities	123,088	17,872	7,909	(36,311)	112,558

Intercompany accounts payable	157,367	51,436	10,379	(219,182)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	92,275	12,101	10,101	(68,248)	46,229
Shareholders' equity	155,309	239,626	30,316	(269,942)	155,309
Total liabilities and shareholders' equity	$540,964	$321,035	$58,705	$(593,683)	$327,021

	Condensed Consolidating Balance Sheets
	December 31, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$-	$2,507	$19,556	$(16,432)	$5,631
Receivables	44,741	15,014	5,187	(9,906)	55,036
Inventories	57,143	7,323	5,840	33	70,339
Other current assets	14,927	1,549	1,230	-	17,706
Total current assets	116,811	26,393	31,813	(26,305)	148,712

Intercompany accounts receivable	54,887	157,438	384	(212,709)	-
Property, plant, and equipment, net	91,670	6,986	7,445	-	106,101
Intangibles	4,835	3,686	-	-	8,521
Goodwill	16,674	8,281	2,542	-	27,497
Equity investments	218,957	101,376	6,786	(320,148)	6,971
Other assets	17,156	3,870	3,536	-	24,562
Total assets	$520,990	$308,030	$52,506	$(559,162)	$322,364

Accounts payable	$30,807	$18,626	$4,164	$(14,467)	$39,130
Other current liabilities	31,256	666	3,424	(18,950)	16,396
Total current liabilities	62,063	19,292	7,588	(33,417)	55,526

Intercompany accounts payable	146,151	48,611	10,867	(205,629)	-
Long-term debt	74,836	-	-	-	74,836
Other non-current liabilities	90,067	12,292	9,539	(67,769)	44,129
Shareholders' equity	147,873	227,835	24,512	(252,347)	147,873
Total liabilities and shareholders' equity	$520,990	$308,030	$52,506	$(559,162)	$322,364

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$1,183	$7,391	$4,378	$(478)	$12,474
Investing activities:
Property, plant and equipment expenditures	(3,967)	(272)	(212)	-	(4,451)
Investment (in) from affiliates	-	(263)	263	(1)	-
Other	162	1	-	-	162
Net cash (used in) provided by investing activities	(3,805)	(534)	51	(1)	(4,289)
Financing activities:
Net borrowings (repayments)	3,969	-	1,438	(3,669)	1,738
Intercompany and equity transactions	10,903	(7,395)	(4,402)	894	-
Other	551	(1)	-	1	551
Net cash provided by (used in) financing activities	15,423	(7,396)	(2,964)	(2,774)	2,289
Effect of exchange rate changes on cash and cash equivalents	(334)	226	152	479	523
Increase (decrease) in cash and cash equivalents	12,467	(313)	1,617	(2,774)	10,997
Cash and cash equivalents, beginning of period	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of period	$12,467	$2,194	$21,173	$(19,206)	$16,628

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(8,303)	$8,310	$(553)	$(4,568)	$(5,114)
Investing activities:
Proceeds from divestitures	778	-	20,435	-	21,213
Property, plant and equipment expenditures	(6,961)	(111)	(230)	-	(7,302)
Proceeds from insurance settlement for property and equipment	4,595	-	-	-	4,595
Investment from (in) affiliates	11,433	(689)	(10,744)	-	-
Other	416	-	-	-	416
Net cash provided by (used in) investing activities	10,261	(800)	9,461	-	18,922
Financing activities:
Net borrowings (repayments)	(9,780)	(609)	108	(3,607)	(13,888)
Intercompany and equity transactions	8,023	(8,243)	220	-	-
Other	357	30	1	(30)	358
Net cash (used in) provided by financing activities	(1,400)	(8,822)	329	(3,637)	(13,530)
Effect of exchange rate changes on cash and cash equivalents	(4,434)	744	(2,148)	4,598	(1,240)
(Decrease) increase in cash and cash equivalents	(3,876)	(568)	7,089	(3,607)	(962)
Cash and cash equivalents, beginning of period	3,049	3,681	9,836	(11,120)	5,446
Cash and cash equivalents, end of period	$(827)	$3,113	$16,925	$(14,727)	$4,484

13. Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $1.8 million and $2.6 million for the three months ended June 30, 2007 and 2006, respectively, and $3.8 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively. Receivables from equity investees amounted to $1.7 million and $1.8 million at June 30, 2007 and December 31, 2006, respectively. Accounts payable to related parties primarily relates to sales and management support and amounted to zero and $0.2 million at June 30, 2007 and December 31, 2006, respectively.

14. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.3 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. The Company had previously recorded its tax contingencies as current liabilities. As of June 30, 2007, the gross unrecognized income tax benefits were $11.6 million and the change from January 1, 2007 was due to the addition of similar tax positions related to 2007 activity. If recognized, $10.0 million of the gross unrecognized income tax benefits would affect the effective tax rate.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, quantification of an estimated range cannot be made at this time. The Company does not expect this change to have a material impact on its results of operations.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision (benefit) on its Condensed Consolidated Statement of Operations. As of June 30, 2007, the Company had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions included in the liability on the condensed consolidated balance sheet.

The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, tax years 2001 to 2006 remain open to examination by state taxing jurisdictions, and the tax years 2002 to 2006 remain open to examination by foreign taxing jurisdictions.

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

16. Reclassifications

In accordance with SFAS No. 123(R), “Share-based Payments,”(“FAS123(R)”) the Company has reclassified deferred compensation ,related to pre-FAS 123(R) options, to additional paid in capital on its Consolidated Balance Sheet from the prior year to conform to the 2007 presentation.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $7.9 million or 9.8% and $14.4 million or 9.1% for the quarter and year-to-date periods ended June 30, 2007, respectively, versus the quarter and year-to-date periods ended June 30, 2006. Net sales for the Activated Carbon and Service segment for the quarter and year-to-date periods ended June 30, 2007 increased $7.3 million or 10.8% and $10.8 million or 8.1%, respectively, versus the comparable 2006 periods. The increase for the quarter ended June 30, 2007 was primarily due to higher prices for certain carbon and service products. Partially offsetting this increase was the decline in demand in the European potable water market as well as in the U.S. and Asia specialty carbon markets of $0.8 million and $2.0 million, respectively. The increase for the year-to-date period was primarily due to higher prices. Partially offsetting this increase was lower demand in the worldwide specialty carbon market of $3.4 million. Foreign currency translation had a positive impact of $1.7 million and $3.7 million, respectively, for the quarter and year-to-date periods ended June 30, 2007. Net sales for the Equipment segment increased $1.2 million or 12.8% and $3.7 million or 20.9% for the quarter and year-to-date periods ended June 30, 2007, respectively, versus the comparable 2006 periods. The increase was primarily due to higher demand for municipal odor and ultra-violet light (UV) equipment of $2.4 million for the quarter ended June 30, 2007. Partially offsetting this increase was the decline in demand for traditional carbon adsorption equipment and ion exchange systems of $0.8 million and $0.4 million, respectively. The increase for the year-to-date period was primarily due to higher demand for municipal odor equipment. Foreign currency translation was comparable for the quarter and year-date periods ended June 30, 2007. Net sales for the Consumer segment decreased $0.6 million or 16.0% and $0.2 million or 2.3% for the quarter and year-date periods ended June 30, 2007 versus the comparable 2006 periods. The decrease was attributable to lower demand for PreZerve® products. Foreign currency translation had a positive impact of $0.1 million and $0.4 million, respectively, for the quarter and year-to-date periods ended June 30, 2007. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended June 30, 2007 was $1.8 million and $4.2 million, respectively.

Net sales less cost of products sold, as a percentage of net sales, was 32.7% for the quarter ended June 30, 2007 compared to 25.5% for the similar 2006 period, a 7.2% increase or $8.3 million. The increase was primarily in the Activated Carbon and Service segment of $8.5 million or 7.3% which was principally driven by volume as well as higher prices for certain carbon and service products. The Equipment and Consumer segments were comparable for the quarter ended June 30, 2007 versus the similar 2006 period. Net sales less cost of products sold, as a percentage of net sales, was 31.2% for the year-to-date period ended June 30, 2007 compared to 25.3% for the similar 2006 period, a 5.9% increase or $13.8 million. The increase was primarily in the Activated Carbon and Service segment in the amount of $13.7 million or 5.9%, which was principally driven by higher prices for certain carbon and service products. The Equipment and Consumer segments were comparable for the year-to-date period ended June 30, 2007 versus the similar 2006 period. The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.5 million and $1.0 million during the quarter and year-to-date periods ended June 30, 2007 versus the comparable 2006 periods was primarily due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter and year-to-date periods ended June 30, 2007 decreased by $1.6 million and $1.3 million, respectively, versus the comparable 2006 periods. The decrease in both periods was primarily due to decreased legal expenses as a result of the substantial completion of the Company’s UV patent cases and anti-dumping petition related to steam activated carbon imports from China. The year-to-date 2006 period also included a $1.2 million reduction related to the change in estimate of the Company’s environmental liabilities assumed in the 2004 Waterlink acquisition (Note 7).

Research and development expenses for the quarter and year-to-date periods ended June 30, 2007 decreased $0.1 million and $0.5 million, respectively, versus the comparable 2006 periods primarily due to decreased employee related expenses and a decline in rent expense.

The gain from insurance settlement of $4.9 million for the year-to-date period ended June 30, 2006 is related to the damage to the Company’s Pearlington, Mississippi plant which was caused by Hurricane Katrina in 2005.

Restructuring charges for the quarter and year-to-date periods ended June 30, 2006 primarily related to charges associated with the closure of two small manufacturing facilities as a result of the Company’s 2005 re-engineering plan.

Other expense for the quarter and year-to-date periods ended June 30, 2007 decreased $0.1 million and $0.5 million as compared to the 2006 periods. The decrease for the quarter ended June 30, 2007 was primarily due to a decrease in financing fees. The decrease for the year-to-date period is primarily due to the write-off of deferred financing fees associated with the Company’s previous credit facility that occurred during the quarter ended March 31, 2006.

Interest expense, net of interest income, for the quarter and year-to-date periods ended June 30, 2007 decreased $0.3 million and $0.6 million, respectively, versus the comparable 2006 periods. The decline in both periods is as a result of lower average borrowing levels and lower average interest rates paid on the Company’s borrowings in 2007 versus the similar 2006 periods.

Income tax expense for the quarter and year-to-date periods ended June 30, 2007 increased $4.1 million and $6.8 million, respectively, versus the comparable 2006 periods. This increase in both periods was caused primarily by increases to income from continuing operations before income tax and equity in income from equity investments.

The effective tax rate for the year-to-date period ended June 30, 2007 was 52.3% compared to 55.2% for the year-to-date period ended June 30, 2006. The year-to-date period ended June 30, 2007 tax rate was higher than the statutory Federal Income Tax Rate due to several factors. In foreign jurisdictions, the Company is in an income position without a corresponding benefit of a foreign tax credit in the United States which accounted for a 3.0% increase in the taxable rate. The impact of state taxes and other permanent, non-deductible expenses also increased the rate by approximately 5.7% and 6.0%, respectively. In addition to the aforementioned increases, the Company is no longer able to claim a benefit due to the expiration of the Extraterritorial Income Exclusion Benefit. The year-to-date period ended June 30, 2006 tax rate was higher than the statutory Federal Income Tax Rate due to the Company’s lower than expected profit for the quarter and the estimated full year and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits.

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

Equity in income from equity investments for the quarter and year-to-date periods ended June 30, 2007 increased $0.4 million and $1.3 million, respectively, versus the similar 2006 periods. The increase was primarily due to lower cost of products sold and a favorable mix for products manufactured by the company’s joint venture with Calgon Mitsubishi Chemical Corporation in Japan. The Company expects the joint venture’s results for the remainder of the year to be approximately breakeven.

Discontinued Operations:

Income from discontinued operations was $0.3 million and $1.9 million, respectively, for the quarter and year-to-date periods ended June 30, 2006 and was primarily due to the gains recognized on the sales of the Company’s Charcoal/Liquid and Solvent Recovery businesses.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $12.5 million for the period ended June 30, 2007 compared to cash flows used in operating activities of $5.1 million for the comparable 2006 period. The $17.6 million increase is primarily due to improved earnings of $5.5 million and a $2.7 million decrease in operating working capital (exclusive of debt) in 2007 versus the comparable 2006 period offset by a $1.0 million decrease in depreciation and amortization and a $1.3 million increase in equity income from equity investments. The 2006 period also included the gains from the sales of assets of $6.7 million and gain on insurance settlement of $4.9 million. The cash flows discussed for the period ended June 30, 2006 include discontinued operations.

Total debt at June 30, 2007 was $76.6 million, an increase of $1.7 million from December 31, 2006. The increase was primarily the result of the addition of short-term debt of $1.4 million related to the Company’s operations in China and is more fully described in Note 9. The additional borrowings were used to financing normal working capital and capital expenditure activities.

Common stock dividends were not paid during the periods ended June 30, 2007 and 2006, respectively.

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

For the period ended June 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2007. As a result, as of June 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of June 30, 2007 the Company was required to reclassify as a current liability that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” Issue 7, which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through June 30, 2007, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount is reflected as a deduction from the face amount of the debt. As of the period ended June 30, 2007, the Company recorded interest expense of $2.2 million, of which $0.3 million related to the amortization of the discount and $1.9 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

The Company and the Subsidiary Guarantors sold the Notes and Subsidiary Guarantees in August 2006 to initial purchasers for resale only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) in an offering exempt from the registration requirements of the Securities Act and applicable state securities laws. In a related registration rights agreement, the Company and the Subsidiary Guarantors agreed, however, to use reasonable best efforts to file a shelf registration statement with the SEC within 90 days of the issue date, and to use reasonable efforts to cause such registration statement to become effective within 240 days from the issue date, in order to register under the Securities Act resales of the Notes, the Subsidiary Guarantees and common stock issuable upon conversion of the Notes. The 90-day period expired on November 16, 2006 and the 240-day period expired on April 15, 2007. The Company did not file a shelf registration statement within the 90-day period or cause such shelf registration to become effective within the 240-day period and, as a result, is obligated to pay predetermined additional interest to holders of the Notes pursuant to the terms of the registration rights agreement through the time when the registration statement was filed and declared effective. The Company implemented Financial Statement of Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” and accrued the probable liability of $0.2 million for penalty interest under SFAS No. 5, “Accounting for Contingencies,” with an adoption date of January 1, 2007. The Company has filed a resale shelf registration statement on July 10, 2007, and the registration statement was declared effective on July 18, 2007, ending the Company’s obligation to pay penalty interest. The Company will pay the penalty interest due in the third quarter of 2007.

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

As of June 30, 2007, the carrying amount of assets pledged as collateral was $56.0 million. The carrying amount as of June 30, 2007 for domestic, U.K., and Belgian borrowers were $44.3 million, $7.0 million, and $4.7 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of June 30, 2007, total availability was $37.4 million. Availability as of June 30, 2007 for domestic, U.K., and Belgian borrowers was $32.7 million, $5.6 million, and zero, respectively. The Company can issue letters of credit up to $20.0 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at June 30, 2007 totaled $17.6 million.

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

The Company incurred debt issuance costs of $0.5 million which were deferred and are being amortized over a five year period. The Company had no borrowings under the Credit Facility as of June 30, 2007.

The Credit Facility contains a number of affirmative and negative covenants. For the period ended June 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2007. As a result, as of June 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert could be an event of default of the Credit Facility. Included in the Credit Facility is a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount as long-term debt as it has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of June 30, 2007 and is currently in compliance with such covenants.

Management cannot be assured that, after the June 30, 2007 financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility. Although not currently anticipated by the Company, the conversion by holders of Notes above the $10.0 million provision, as described above, would be an event of default.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of June 30, 2007, with the exception of the addition of short-term debt as well as the reclassification of a portion of the Company’s Notes to short-term, there have been no changes in the payment terms of lease agreements, and unconditional purchase obligations since December 31, 2006. The following table represents the significant cash contractual obligations and other commercial commitments.

	Due in
(Thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Short-term debt *	$1,444	$-	$-	$-	$65,000	$-	$66,444
Long-term debt	-	-	2,925	-	10,000	-	12,925
Interest on Notes	3,750	3,750	3,750	3,750	2,369	-	17,369
Operating leases	4,127	3,056	2,673	2,357	2,000	10,604	24,817
Unconditional purchase
obligations**	26,981	19,853	10,019	7,753	5,711	-	70,317
Total contractual cash
Obligations	$36,302	$26,659	$19,367	$13,860	$85,080	$10,604	$191,872

*The 2011 maturity excludes debt discount of $2,795. See additional discussion in Note 9.

**Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $11.6 million pertaining to the FIN 48 tax liability has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a stand alone basis. Any additional needs will be funded by borrowings under the Company’s credit facility. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows and borrowings will adequately support each of the segments cash needs.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $4.5 million for the six months ended June 30, 2007 compared to expenditures of $7.3 million for the same period in 2006. The expenditures for the period ended June 30, 2007 consisted primarily of improvements to the Company’s manufacturing facilities of $4.0 million and customer capital of $0.2 million. The comparable 2006 expenditures consisted primarily of $3.9 million for improvements to manufacturing facilities, $2.3 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and $0.9 million for customer capital. Capital expenditures for 2007 are projected to be approximately $14.0 million and are expected to be funded by cash flows from operations.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review, in accordance with SFAS No. 144 of the plant’s assets having a net book value of $1.3 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in the future as market conditions warrant it. If management should determine not to restart the plant, operating results would be adversely affected by impairment charges.

The June 30, 2006 proceeds from sales of assets of $21.2 million, as shown on the statement of cash flows, represents the Company’s sales of its Charcoal/Liquid and Solvent Recovery businesses.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. In the fourth quarter of 2006, management authorized preliminary engineering work to be performed to more accurately assess the costs and length of time needed to make the idled activated carbon line operational again due to a favorable ruling by the International Trade Commission (ITC) on the Company’s anti-dumping petition for steam activated carbon imported into the U.S. from China and subsequent expected increased demand of U.S. manufactured products.  During the quarter ended June 30, 2007, management began discussions with the State of Kentucky regarding permitting.  Management continues to refine its assessment regarding the start-up of this idled activated carbon line to address potential future market opportunities surrounding mercury removal. The Company currently estimates that the restart of this line, including enhancements, would cost between $20 million and $25 million and take approximately 13 months to complete. If at any point it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact to current operating results would be insignificant.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. The EPA has not indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any civil penalties it might pursue in connection with this matter. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that NYSDEC has determined that “Calgon Corporation” is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that “Calgon Corporation” (and other PRPs) develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, which is estimated to cost between approximately $11 million and $14 million. The Company has not determined what portion of the costs associated with the remedial program, if any, it would be obligated to bear. The Notice Letter also demands payment of all monies that NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that NYSDEC has expended. The Company is investigating this claim and, at this time, the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

In July 2007, the Company received a Notice of Violation (“NOV”) from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directs the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which are appended to the NOV. The Company is preparing a response to the NOV and KYDEP’s comments. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2007, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2007	—	—	—	—
February 1 - February 28, 2007	11,921	$6.22	—	—
March 1 - March 31, 2007	10,206	$8.10	—	—
April 1 - June 30, 2007	—	—	—	—

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued on February 9, 2007 and March 27, 2007. Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 3. Defaults Upon Senior Securities

For the quarter ended June 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2007. As a result, as of June 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert is an event of default of the Credit Facility. On May 29, 2007, the Company amended its credit agreement to include a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount as long-term debt.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held May 17, 2007. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:

	Votes For	Votes Withheld
Class of 2010

Robert W. Cruickshank	35,441,093	445,780
Julie S. Roberts	35,446,022	440,851

Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2007:

Votes For	Votes Against	Votes Withheld

35,519,896	135,932	231,042

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

CALGON CARBON CORPORATION (REGISTRANT)

Date: August 9, 2007	/s/ Leroy M. Ball
Leroy M. Ball Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith