Form 10-Q
period 2007-09-30
CALGON CARBON CORPORATION
filed 2007-11-09
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

Commission file number 1-10776

CALGON CARBON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐  No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Common Stock, $.01 par value	40,472,992 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2007

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$81,912	$77,840	$249,579	$229,110
Net sales to related parties	2,949	1,840	6,740	7,659
Total	84,861	79,680	256,319	236,769

Cost of products sold
(excluding depreciation and amortization)	57,642	58,897	175,622	176,270
Depreciation and amortization	4,427	4,719	13,019	14,311
Selling, general and
administrative expenses	15,306	16,547	44,921	47,489
Research and development
expenses	966	1,146	2,701	3,384
Gain on insurance settlement	-	(3,173)	-	(8,072)
Restructuring charge	-	-	-	7

	78,341	78,136	236,263	233,389

Income from operations	6,520	1,544	20,056	3,380

Interest income	455	233	1,157	553
Interest expense	(1,363)	(1,530)	(4,223)	(4,628)
Other expense—net	(482)	(660)	(1,293)	(2,018)

Income (loss) from continuing operations before income taxes and equity income	5,130	(413)	15,697	(2,713)

Provision (benefit) for income taxes	396	114	5,923	(1,156)

Income (loss) from continuing operations before equity income	4,734	(527)	9,774	(1,557)

Equity in income from equity investments	310	31	1,766	211

Income (loss) from continuing operations	5,044	(496)	11,540	(1,346)

Income (loss) from discontinued operations	(96)	38	(96)	1,910

Net income (loss)	$4,948	$(458)	$11,444	$564

Net income (loss) per common share
Basic:
Income (loss) from continuing operations	$.12	$(.01)	$.28	$(.03)
Income (loss) from discontinued operations	-	-	-	.05
Net income (loss)	$.12	$(.01)	$.28	$.01

Diluted:
Income (loss) from continuing operations	$.10	$(.01)	$.24	$(.03)
Income (loss) from discontinued operations	-	-	-	.05
Net income (loss)	$.10	$(.01)	$.24	$.01

Weighted average shares outstanding
Basic	40,357,325	39,881,805	40,289,260	39,870,778

Diluted	50,358,179	39,881,805	47,324,443	39,870,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$19,371	$5,631
Receivables (net of allowance of $3,113 and $1,981)	55,806	53,239
Receivables from related parties	2,351	1,797
Revenue recognized in excess of billings on uncompleted
contracts	6,454	7,576
Inventories	78,227	70,339
Deferred income taxes - current	9,902	5,761
Other current assets	3,713	4,369
Total current assets	175,824	148,712
Property, plant and equipment, net	103,187	106,101
Equity investments	9,006	6,971
Intangibles	8,212	8,521
Goodwill	27,965	27,497
Deferred income taxes - long-term	5,326	20,225
Other assets	4,401	4,337

Total assets	$333,921	$322,364
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$63,818	$-
Accounts payable and accrued liabilities	33,711	36,446
Accounts payable to related parties	-	168
Billings in excess of revenue recognized on uncompleted
contracts	3,961	2,516
Accrued interest	542	1,440
Payroll and benefits payable	8,704	6,533
Accrued income taxes	2,765	8,423
Total current liabilities	113,501	55,526
Long-term debt	12,925	74,836
Deferred income taxes - long-term	-	1,679
Accrued pension and other liabilities	46,073	42,450

Total liabilities	172,499	174,491
Commitments and contingencies (Note 7)

Shareholders' equity:
Common shares, $.01 par value, 100,000,000 shares
authorized, 42,726,577 and 42,550,290 shares issued	427	425
Additional paid-in capital	73,861	70,345
Retained earnings	101,878	94,035
Accumulated other comprehensive income	12,650	10,305
	188,816	175,110
Treasury stock, at cost, 2,845,012 and 2,819,690 shares	(27,394)	(27,237)
Total shareholders' equity	161,422	147,873
Total liabilities and shareholders’ equity	$333,921	$322,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$11,444	$564
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Gain on insurance settlement	-	(8,072)
Gain from divestitures	-	(6,719)
Depreciation and amortization	13,019	14,313
Equity income from equity investments	(1,766)	(211)
Distributions received from equity investments	739	-
Employee benefit plan provisions	947	2,283
Non-cash pension curtailment (gain) loss	(265)	788
Decrease in deferred income taxes	5,648	835
Changes in assets and liabilities:
Increase in receivables	(1,890)	(81)
Increase in inventories	(6,513)	(3,024)
Increase in revenue in excess of billings on
uncompleted contracts and other current assets	1,920	(1,772)
Decrease in accounts payable, accrued liabilities,
and billings in excess of revenue	(2,566)	(4,724)
Decrease in accrued pension	(6,914)	(10,588)
Other items - net	3,086	1,327
Net cash provided by (used in) operating activities	16,889	(15,081)
Cash flows from investing activities
Proceeds from divestitures	-	21,213
Property, plant and equipment expenditures	(7,639)	(9,989)
Proceeds from insurance settlement for plant
and equipment	-	4,595
Proceeds from disposals of property, plant and equipment	187	676
Net cash (used in) provided by investing activities	(7,452)	16,495

Cash flows from financing activities
Proceeds from borrowings	6,233	147,105
Repayments of borrowings	(4,326)	(149,337)
Treasury stock purchases	(157)	(108)
Common stock issued through exercise of stock options	1,213	464
Net cash provided by (used in) financing activities	2,963	(1,876)

Effect of exchange rate changes on cash	1,340	87

Increase (decrease) in cash and cash equivalents	13,740	(375)
Cash and cash equivalents, beginning of period	5,631	5,446
Cash and cash equivalents, end of period	$19,371	$5,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1. Inventories:

	September 30, 2007	December 31, 2006

Raw materials	$17,847	$16,587
Finished goods	60,380	53,752
	$78,227	$70,339

2. Supplemental Cash Flow Information:

Cash paid for interest during the nine months ended September 30, 2007 and 2006 was $5.1 million and $4.2 million, respectively. Income taxes paid, net of refunds, were $0.8 million and $0.7 million, for the nine months ended September 30, 2007 and 2006, respectively.

The non-cash vesting of restricted stock-based compensation was $0.6 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively. The non-cash impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”), which was adopted January 1, 2007, was $4.3 million for the nine months ended September 30, 2007.

3. Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2007 and 2006.

4. Comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$4,948	$(458)	$11,444	$564
Other comprehensive income
(loss), net of taxes	(333)	(209)	2,345	3,534
Comprehensive income (loss)	$4,615	$(667)	$13,789	$4,098

The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2007 were the foreign currency translation adjustment of $0.1 million and $2.2 million, respectively, the changes in employee benefit accounts of $(0.3) million and $(0.3) million, respectively, and the change in the fair value of the derivative instruments of $(0.1) million and $0.4 million as described in Note 6. The only matters contributing to the other comprehensive income during the three and nine months ended September 30, 2006 were the foreign currency translation adjustment of $(0.3) million and $3.6 million, respectively, and the change in the fair value of the derivative instruments of $0.1 million and $(27) thousand, respectively.

5. Segment Information:

The Company’s management has identified three segments based on product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ gaseous and liquid process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of the Company’s continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales
Activated Carbon and Service	$72,322	$67,869	$215,728	$200,489
Equipment	9,255	8,740	30,879	26,627
Consumer	3,284	3,071	9,712	9,653
	$84,861	$79,680	$256,319	$236,769
Income (loss) from continuing operations
before depreciation, amortization,
restructuring, and income taxes

Activated Carbon and Service	$10,705	$6,776	$32,197	$20,885
Equipment	(215)	(848)	(955)	(4,520)
Consumer	457	335	1,833	1,333
	10,947	6,263	33,075	17,698
Depreciation and amortization
Activated Carbon and Service	4,040	4,409	11,887	13,309
Equipment	254	180	737	598
Consumer	133	130	395	404
	4,427	4,719	13,019	14,311
Income from continuing operations
before restructuring, equity in income
from equity investments, and income
taxes	6,520	1,544	20,056	3,387

Reconciling items:
Restructuring charge	-	-	-	(7)
Interest income	455	233	1,157	553
Interest expense	(1,363)	(1,530)	(4,223)	(4,628)
Other expense - net	(482)	(660)	(1,293)	(2,018)
Consolidated income (loss) from
continuing operations before
income taxes and equity in income
from equity investments	$5,130	$(413)	$15,697	$(2,713)

	September 30, 2007	December 31, 2006
Total Assets
Activated Carbon and Service	$287,906	$277,134
Equipment	32,874	34,031
Consumer	13,141	11,199
Consolidated total assets	$333,921	$322,364

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

The Company had fourteen derivative instruments outstanding at September 30, 2007 of which one was a foreign currency swap, six were foreign currency forward exchange contracts, and seven were cash flow hedges for forecasted purchases of natural gas. The Company applied hedge accounting treatment to the foreign currency swap and six of the cash flow hedges for forecasted natural gas. During the period ended September 30, 2007, the Company recorded, in other expense, an immaterial gain related to the foreign currency forward exchange contracts and an immaterial loss for the one cash flow hedge for forecasted natural gas that did not qualify for hedge accounting treatment. The Company had thirteen derivative instruments outstanding at September 30, 2006 of which one was a foreign currency swap, nine were foreign currency forward exchange contracts, and three were cash flow hedges for forecasted purchases of natural gas. The Company applied hedge accounting treatment to the foreign currency swap and the three cash flow hedges for the forecasted purchases of natural gas. During the period ended September 30, 2006, the Company recorded an immaterial gain in other income for the nine foreign currency forward exchange contracts that did not qualify for hedge accounting treatment.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the change in the fair value of the effective hedge portion of the foreign currency swap was $27 thousand and $0.2 million, respectively, for the three and nine month periods ended September 30, 2007 and $0.4 million and $0.3 million, respectively, for the three and nine month periods ended September 30, 2006 was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $1.0 million and $0.7 million, respectively, as of September 30, 2007 and 2006.

The change in fair value of the cash flow hedges for the forecasted purchase of natural gas recorded in other long-term liabilities was $(0.1) million and $0.2 million, net of tax, respectively, for the three and nine month periods ended September 30, 2007 and $0.5 million and $0.5 million, respectively, for the similar 2006 periods. The balance of the cash flow hedges for the forecasted purchase of natural gas recorded in other long-term liabilities was $0.6 million and $0.5 million as of September 30, 2007 and 2006, respectively.

No component of the derivatives gains or losses has been excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2007 and 2006, the net gain or loss recognized due to the amount of hedge ineffectiveness was insignificant.

7. Contingencies

The Company purchased the common stock of Advanced Separation Technologies Incorporated (AST) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court in the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. On January 26, 2007, a jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million, which has not been recorded in operations as of September 30, 2007. On September 29, 2007, the Court denied all post-trial motions, including the defendants’ motion for a new trial and the Company’s award of prejudgment interest, which could have been awarded at the discretion of the trial judge at the rate of 6% per annum (simple) from the date the complaint was filed. The Company and the defendants have appealed to the United States Circuit Court of Appeals for the Third Circuit.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of September 30, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2006. The Company has not incurred any environmental remediation expense for the three and nine months ended September 30, 2007 and has incurred a total of $0.2 million of environmental remediation expense to date. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has not yet determined when it will proceed with remediation efforts.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant RCRA violations that are unresolved by the information in the Company’s submittals. The EPA notice indicated that the EPA is in the process of evaluating its enforcement options and hopes to contact the Company within the next several months to explore a settlement. The EPA has not indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any civil penalties it might pursue in connection with this matter. The Company is awaiting further clarification from the EPA and cannot predict with any certainty the outcome of this matter or range of potential loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that NYSDEC has determined that “Calgon Corporation” is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that “Calgon Corporation” (and other PRPs) develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, which is estimated to cost between approximately $11 million and $14 million. The Company has not determined what portion of the costs associated with the remedial program, if any, it would be obligated to bear and as such the Company cannot predict with any certainty the outcome of this matter or range of potential loss, if any. The Notice Letter also demands payment of all monies that NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that NYSDEC has expended.

In July 2007, the Company received a Notice of Violation (“NOV”) from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directs the Company to submit a complete and accurate Part B application and related documents and to respond to KYDEP’s comments which are appended to the NOV. The Company is preparing a response to the NOV and KYDEP’s comments. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. On October 18, 2007, the Company received an NOV from the EPA related to this permit application and has until December 3, 2007 to completely respond to all deficiencies noted and to file a revised permit application. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At September 30, 2007, Calgon Mitsubishi Chemical Corporation had $4.8 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At September 30, 2007, the lender had not requested, and the Company has not provided, such guarantee.

In addition to the matters described above, the Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable. Management believes that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated financial position or liquidity of the Company, but an adverse outcome could be material to the results of operations in a particular period in which a liability is recognized.

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

The changes in the carrying amounts of goodwill by segment for the nine month period ended September 30, 2007 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of January 1, 2007	$21,056	$6,381	$60	$27,497
Foreign exchange	184	284	-	468

Balance as of September 30, 2007	$21,240	$6,665	$60	$27,965

The following is a summary of the Company’s identifiable intangible assets as of September 30, 2007 and December 31, 2006 respectively:

	Weighted	September 30, 2007
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(856)	$513
Customer Relationships	17.0 Years	9,323	67	(4,492)	4,898
License Agreement	5.0 Years	500	-	(391)	109
Product Certification	7.9 Years	1,682	-	(548)	1,134
Unpatented Technology	20.0 Years	2,875	-	(1,317)	1,558
Total	16.6 Years	$15,749	$67	$(7,604)	$8,212

	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(793)	$576
Customer Relationships	17.0 Years	9,323	11	(3,596)	5,738
License Agreement	5.0 Years	500	-	(317)	183
Product Certification	7.9 Years	665	-	(321)	344
Unpatented Technology	20.0 Years	2,875	-	(1,195)	1,680
Total	16.6 Years	$14,732	$11	$(6,222)	$8,521

For the three and nine months ended September 30, 2007, the Company recognized $0.5 million and $1.4 million, respectively, of amortization expense related to intangible assets. For the three and nine months ended September 30, 2006, the Company recognized $0.4 million and $1.3 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2007	$1,785
2008	$1,585
2009	$1,312
2010	$1,168
2011	$824

9.  Borrowing Arrangements

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036 (the “Notes”) and entered into a new revolving credit facility (the “Credit Facility”). The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility. Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006. The material terms of the Notes and the Credit Facility are described below.

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

For the period ended September 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended September 30, 2007. As a result, as of September 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of September 30, 2007 the Company was required to reclassify as a current liability that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced” which was $62.4 million at September 30, 2007.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” Issue 7, which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through September 30, 2007, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount is reflected as a deduction from the face amount of the debt. As of the period ended September 30, 2007, the Company recorded interest expense of $3.3 million, of which $0.4 million related to the amortization of the discount and $2.9 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

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

As of September 30, 2007, the carrying amount of assets pledged as collateral was $51.6 million. The carrying amount as of September 30, 2007 for domestic, U.K., and Belgian borrowers were $40.9 million, $6.3 million, and $4.4 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of September 30, 2007, total availability was $35.2 million. Availability as of September 30, 2007 for domestic, U.K., and Belgian borrowers was $30.1 million, $5.1 million, and zero, respectively. The Company can issue letters of credit up to $20.0 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at September 30, 2007 totaled $16.4 million.

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

The Credit Facility contains a number of negative and affirmative covenants. For the period ended September 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended September 30, 2007. As a result, as of September 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert could be an event of default of the Credit Facility. Included in the Credit Facility is a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount as long-term debt as it has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of September 30, 2007 and is currently in compliance with such covenants.

Management cannot be assured that, after the September 30, 2007 financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility.

Belgian Credit Facility

The Company maintains a Belgian credit facility totaling 4.0 million Euros which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2007. Bank guarantees of 0.8 million Euros were issued as of September 30, 2007. The maturity date of this facility is December 15, 2007. Availability under this facility was 3.2 million Euros at September 30, 2007.

United Kingdom Credit Facility

The Company maintains a United Kingdom unsecured overdraft facility totaling 200,000 British Pounds Sterling. There are no financial covenants and the Company had no outstanding borrowings under this overdraft facility as of September 30, 2007. This facility is reviewed annually. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility.

Chinese Credit Facility

The Company maintains a Chinese credit facility totaling 11.0 million RMB which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants. The maturity date of this facility is December 31, 2007. The facility was fully utilized at September 30, 2007.

Fair Value of Debt

At September 30, 2007, the Company had $12.9 million of long-term debt which primarily consisted of $10.0 million of fixed rate Senior Convertible Notes that were entered into in August 2006. The fair value of these Notes at September 30, 2007 was $27.6 million. The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes. The remaining $2.9 million of long-term debt is based on prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

At September 30, 2007, the Company had $63.8 million of outstanding short-term debt. Substantially all of the Company’s outstanding short-term debt at September 30, 2007 consists of $65.0 million, excluding debt discount of $2.7 million, of fixed rate Senior Convertible Notes that were entered into in August 2006. The fair value of these Notes at September 30, 2007 was $179.5 million. The increase in value is primarily due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at September 30, 2007 of $1.5 million in 2007, $2.9 million in 2009 and $75.0 million in 2011. See also the 5.00% Convertible Senior Notes due 2036 section related to the holders’ optional conversion as of September 30, 2007.

10. Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2007	2006	2007	2006
Service cost	$247	$617	$803	$1,873
Interest cost	1,146	1,237	3,498	3,690
Expected return on plan assets	(1,288)	(1,152)	(3,746)	(3,281)
Amortization of prior service cost	63	88	186	225
Net amortization	75	188	263	644
Settlement	-	509	-	509
Curtailment	-	279	(265)	279
Net periodic pension cost	$243	$1,766	$739	$3,939

The expected long-term rate of return on plan assets is 8.00% in 2007.

Employer Contributions

In its 2006 financial statements, the Company disclosed that it expected to contribute $3.2 million to its U.S. pension plans in 2007. As of September 30, 2007, the Company has contributed $5.4 million and does not anticipate any further contributions for the remainder of 2007.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2007	2006	2007	2006
Service cost	$185	$249	$555	$747
Interest cost	434	389	1,302	1,167
Expected return on plan assets	(324)	(272)	(972)	(816)
Amortization of prior service cost	11	12	33	36
Net amortization	25	44	76	132
Net periodic pension cost	$331	$422	$994	$1,266

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2007.

Employer Contributions

In its 2006 financial statements, the Company disclosed that it expected to contribute $2.3 million to its European pension plans in 2007. As of September 30, 2007, the Company contributed $1.5 million. The Company expects to contribute the remaining $0.8 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. In September 2006, the Company announced the freezing of its defined benefit pension plan for all U.S. salaried employees replacing it with a defined contribution plan. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company began making contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees when their former Barnebey Sutcliffe Employee USWA Local 23.08 401(k) Plan was discontinued and their defined benefit pension plan was frozen effective April 30, 2007. The Company realized a $0.3 million curtailment gain as a result of freezing the aforementioned plan. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans for the three months ended September 30, 2007 and 2006 were $0.6 million and $0.1 million, respectively, and for the nine months ended September 30, 2007 and 2006 were $1.4 million and $0.3 million, respectively.

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

11. Earnings Per Share

Computation of basic and diluted net income per common share from continuing operations is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Income (loss) from continuing operations available to common shareholders	$5,044	$(496)	$11,540	$(1,346)
Income (loss) from discontinued operations available to common shareholders	(96)	38	(96)	1,910
Net income (loss) available to common shareholders	$4,948	$(458)	$11,444	$564
Weighted Average Shares Outstanding
Basic	40,357,325	39,881,805	40,289,260	39,870,778
Effect of Dilutive Securities	10,000,854	-	7,035,183	-
Diluted	50,358,179	39,881,805	47,324,443	39,870,778
Net income (loss) per common share
Basic:
Income (loss) from continuing operations	$.12	$(.01)	$.28	$(.03)
Income (loss) from discontinued operations	-	-	-	.05
Net income (loss)	$.12	$(.01)	$.28	$.01

Diluted:
Income (loss) from continuing operations	$.10	$(.01)	$.24	$(.03)
Income (loss) from discontinued operations	-	-	-	.05
Net income (loss)	$.10	$(.01)	$.24	$.01

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 6,100 and 3,938 for the three months ended September 30, 2007 and 2006, respectively, and 6,100 and 152,318 for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s obligation under its Senior Convertible Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares, in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). As of September 30, 2007, the average stock price for the 90-day trading period was $12.98 which was higher than the conversion price of $5.10 therefore 8,928,396 shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the three month period ended September 30, 2007. The year-to-date dilutive effect of the Notes was calculated based on the weighted average number of incremental shares included in each quarterly diluted earnings per share computation.

"Treasury Stock" Method of Accounting for Share Dilution

Conversion Price:	$5.10
Number of underlying shares:	14,705,880
Principal Amount:	$75,000,000

Formula:	Number of extra dilutive shares created
=((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

Stock Price	Conversion Price	Price Difference	Included in Share Count	Share Dilution Per $1.00 Share Price Difference
$5.10	$5.10	$0.00	-	-
$5.60	$5.10	$0.50	1,313,023	2,626,046
$6.10	$5.10	$1.00	2,410,798	2,410,798
$7.10	$5.10	$2.00	4,142,500	2,071,250
$8.10	$5.10	$3.00	5,446,621	1,815,540
$9.10	$5.10	$4.00	6,464,122	1,616,031
$10.10	$5.10	$5.00	7,280,137	1,456,027
$11.10	$5.10	$6.00	7,949,123	1,324,854
$12.10	$5.10	$7.00	8,507,533	1,215,362
$13.10	$5.10	$8.00	8,980,689	1,122,586
$14.10	$5.10	$9.00	9,386,731	1,042,970
$15.10	$5.10	$10.00	9,738,993	973,899
$16.10	$5.10	$11.00	10,047,495	913,409
$17.10	$5.10	$12.00	10,319,915	859,993

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

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:
	Condensed Consolidating Statements of Operations Three months ended September 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$73,534	$11,731	$8,805	$(9,209)	$84,861
Cost of products sold	52,776	8,486	5,589	(9,209)	57,642
Depreciation and amortization	3,561	276	590	-	4,427
Selling, general and administrative expenses	12,839	1,388	1,079	-	15,306
Research and development expense	873	92	1	-	966
Interest (income) expense - net	5,277	(4,052)	(317)	-	908
Other expense - net	161	515	(194)	-	482
Provision (benefit) for income taxes	(1,075)	211	1,260	-	396
Results of affiliates’ operations	5,781	(163)	-	(5,618)	-
Equity income (loss) from equity investments	-	-	311	(1)	310
Income (loss) from continuing operations	4,903	4,652	1,108	(5,619)	5,044
Income (loss) from discontinued operations	45	(141)	-	-	(96)

Net income (loss)	$4,948	$4,511	$1,108	$(5,619)	$4,948

	Condensed Consolidating Statements of Operations Nine months ended September 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$220,765	$34,822	$36,576	$(35,844)	$256,319
Cost of products sold	158,338	26,330	26,798	(35,844)	175,622
Depreciation and amortization	10,475	821	1,723	-	13,019
Selling, general and administrative expenses	38,046	4,012	2,863	-	44,921
Research and development expense	2,424	277	-	-	2,701
Interest (income) expense - net	15,783	(11,932)	(785)	-	3,066
Other expense - net	859	1,008	(574)	-	1,293
Provision for income taxes	3,300	889	1,734	-	5,923
Results of affiliates’ operations	19,859	2,017	-	(21,876)	-
Equity in income from equity investments	-	-	1,766	-	1,766
Income (loss) from continuing operations	11,399	15,434	6,583	(21,876)	11,540
Income from (loss) discontinued operations	45	(141)	-	-	(96)

Net income (loss)	$11,444	$15,293	$6,583	$(21,876)	$11,444

	Condensed Consolidating Statements of Operations Three months ended September 30, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$68,788	$12,287	$8,569	$(9,964)	$79,680
Cost of products sold	51,297	10,356	7,208	(9,964)	58,897
Depreciation and amortization	4,279	357	83	-	4,719
Selling, general and administrative expenses	11,254	1,269	851	-	13,374
Research and development expense	1,055	91	-	-	1,146
Restructuring	-	-	-	-	-
Interest (income) expense - net	5,260	(3,774)	(189)	-	1,297
Other expense - net	209	130	321	-	660
Provision (benefit) for income taxes	(733)	4	843	-	114
Results of affiliates’ operations	(3,381)	117	-	3,264	-
Equity income (loss) from equity investments	-	-	39	(8)	31
Income (loss) from continuing operations	(452)	3,737	(509)	(3,272)	(496)
Income (loss) from discontinued operations	(6)	(7)	51	-	38

Net income (loss)	$(458)	$3,730	$(458)	$(3,272)	$(458)

	Condensed Consolidating Statements of Operations Nine months ended September 30, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net sales	$208,518	$33,052	$32,399	$(37,200)	$236,769
Cost of products sold	158,874	27,734	26,862	(37,200)	176,270
Depreciation and amortization	12,928	1,147	236	-	14,311
Selling, general and administrative expenses	34,212	2,575	2,630	-	39,417
Research and development expense	3,119	265	-	-	3,384
Restructuring	7	-	-	-	7
Interest (income) expense - net	15,444	(10,845)	(524)	-	4,075
Other expense - net	941	358	719	-	2,018
Benefit for income taxes	(209)	(35)	(912)	-	(1,156)
Results of affiliates’ operations	(17,254)	(5,493)	-	22,747	-
Equity in income from equity investments	-	-	203	8	211
Income (loss) from continuing operations	456	17,346	3,591	(22,739)	(1,346)
Income from (loss) discontinued operations	108	67	2,723	(988)	1,910

Net income (loss)	$564	$17,413	$6,314	$(23,727)	$564

	Condensed Consolidating Balance Sheets
	September 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash & Cash Equivalents	$12,982	$2,861	$24,193	$(20,665)	$19,371
Receivables	46,693	15,619	4,229	(8,384)	58,157
Inventories	64,436	8,539	5,219	33	78,227
Other current assets	17,423	1,273	1,373	-	20,069
Total current assets	141,534	28,292	35,014	(29,016)	175,824

Intercompany accounts receivable	53,806	174,944	4,211	(232,961)	-
Property, plant, and equipment, net	88,163	7,329	7,695	-	103,187
Intangibles	4,875	3,337	-	-	8,212
Goodwill	16,674	8,465	2,826	-	27,965
Equity investments	240,951	104,477	8,822	(345,244)	9,006
Other assets	3,936	2,422	3,369	-	9,727
Total assets	$549,939	$329,266	$61,937	$(607,221)	$333,921

Short-term debt	$62,356	$-	$1,462	$-	$63,818
Accounts payable	27,607	19,678	4,377	(13,990)	37,672
Other current liabilities	32,009	231	2,142	(22,371)	12,011
Total current liabilities	121,972	19,909	7,981	(36,361)	113,501

Intercompany accounts payable	164,153	52,545	8,950	(225,648)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	89,467	12,067	12,787	(68,248)	46,073
Shareholders' equity	161,422	244,745	32,219	(276,964)	161,422
Total liabilities and shareholders' equity	$549,939	$329,266	$61,937	$(607,221)	$333,921

	Condensed Consolidating Balance Sheets
	December 31, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Cash & Cash Equivalents	$-	$2,507	$19,556	$(16,432)	$5,631
Receivables	44,741	15,014	5,187	(9,906)	55,036
Inventories	57,143	7,323	5,840	33	70,339
Other current assets	14,927	1,549	1,230	-	17,706
Total current assets	116,811	26,393	31,813	(26,305)	148,712

Intercompany accounts receivable	54,887	157,438	384	(212,709)	-
Property, plant, and equipment, net	91,670	6,986	7,445	-	106,101
Intangibles	4,835	3,686	-	-	8,521
Goodwill	16,674	8,281	2,542	-	27,497
Equity investments	218,957	101,376	6,786	(320,148)	6,971
Other assets	17,156	3,870	3,536	-	24,562
Total assets	$520,990	$308,030	$52,506	$(559,162)	$322,364

Accounts payable	$30,807	$18,626	$4,164	$(14,467)	$39,130
Other current liabilities	31,256	666	3,424	(18,950)	16,396
Total current liabilities	62,063	19,292	7,588	(33,417)	55,526

Intercompany accounts payable	146,151	48,611	10,867	(205,629)	-
Long-term debt	74,836	-	-	-	74,836
Other non-current liabilities	90,067	12,292	9,539	(67,769)	44,129
Shareholders' equity	147,873	227,835	24,512	(252,347)	147,873
Total liabilities and shareholders' equity	$520,990	$308,030	$52,506	$(559,162)	$322,364

	Condensed Consolidating Statements of Cash Flows Nine months ended September 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(6,724)	$14,754	$7,632	$1,227	$16,889
Investing activities:
Property, plant and equipment expenditures	(6,584)	(750)	(305)	-	(7,639)
Investment (in) from affiliates	-	(450)	450	-	-
Other	187	-	-	-	187
Net cash (used in) provided by investing activities	(6,397)	(1,200)	145	-	(7,452)
Financing activities:
Net borrowings (repayments)	5,576	-	1,458	(5,127)	1,907
Intercompany and equity transactions	18,191	(13,573)	(5,512)	894	-
Other	1,056	-	-	-	1,056
Net cash provided by (used in) financing activities	24,823	(13,573)	(4,054)	(4,233)	2,963
Effect of exchange rate changes on cash and cash equivalents	1,281	372	914	(1,227)	1,340
Increase (decrease) in cash and cash equivalents	12,982	354	4,637	(4,233)	13,740
Cash and cash equivalents, beginning of period	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of period	$12,982	$2,861	$24,193	$(20,665)	$19,371

	Condensed Consolidating Statements of Cash Flows Nine months ended September 30, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(24,667)	$12,413	$(2,986)	$159	$(15,081)
Investing activities:
Proceeds from divestitures	778	-	20,435	-	21,213
Property, plant and equipment expenditures	(9,459)	(116)	(414)	-	(9,989)
Proceeds from insurance settlement for property and equipment	4,595	-	-	-	4,595
Investment from (in) affiliates	11,217	(823)	(10,394)	-	-
Other	676	-	-	-	676
Net cash provided by (used in) investing activities	7,807	(939)	9,627	-	16,495
Financing activities:
Net borrowings (repayments)	2,888	(607)	25	(4,538)	(2,232)
Intercompany and equity transactions	10,444	(13,672)	3,228	-	-
Other	356	30	-	(30)	356
Net cash (used in) provided by financing activities	13,688	(14,249)	3,253	(4,568)	(1,876)
Effect of exchange rate changes on cash and cash equivalents	1,798	844	(2,426)	(129)	87
(Decrease) increase in cash and cash equivalents	(1,374)	(1,931)	7,468	(4,538)	(375)
Cash and cash equivalents, beginning of period	3,049	3,681	9,836	(11,120)	5,446
Cash and cash equivalents, end of period	$1,675	$1,750	$17,304	$(15,658)	$5,071

13. Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $2.9 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively, and $6.7 million and $7.7 million for the nine months ended September 30, 2007 and 2006, respectively.

14. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.3 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. The Company had previously recorded its tax contingencies as current liabilities. As of September 30, 2007, the gross unrecognized income tax benefits were $12.2 million and the change from January 1, 2007 was primarily due to the addition of similar tax positions related to 2007 activity as well as the recognition of certain uncertain tax positions for which expiration of the statute of limitations occurred during the quarter ended September 30, 2007. If recognized, $9.7 million of the gross unrecognized income tax benefits would affect the effective tax rate.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, quantification of an estimated range cannot be made at this time. The Company does not expect this change to have a material impact on its results of operations.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision (benefit) on its Condensed Consolidated Statement of Operations. As of September 30, 2007, the Company had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions included in the liability on the condensed consolidated balance sheet.

The tax years 2003 to 2006 remain open to examination by United States taxing jurisdictions, tax years 2003 to 2006 remain open to examination by state taxing jurisdictions, and the tax years 2003 to 2006 remain open to examination by foreign taxing jurisdictions.

15. New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS No. 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that the adoption will not have a material impact on its financial position or results of operations.

16. Reclassifications

In accordance with SFAS No. 123(R), “Share-based Payments,” (“FAS123(R)”) the Company has reclassified deferred compensation, related to pre-FAS 123(R) options, to additional paid in capital on its Consolidated Balance Sheet from the prior year to conform to the 2007 presentation.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Continuing Operations:

Consolidated net sales increased by $5.2 million or 6.5% and $19.6 million or 8.3% for the quarter and year-to-date periods ended September 30, 2007, respectively, versus the quarter and year-to-date periods ended September 30, 2006. Net sales for the Activated Carbon and Service segment for the quarter and year-to-date periods ended September 30, 2007 increased $4.5 million or 6.6% and $15.2 million or 7.6%, respectively, versus the comparable 2006 periods. The increase for the quarter ended September 30, 2007 was primarily due to higher pricing for certain activated carbon products. The increase for the year-to-date period was primarily due to higher pricing for certain activated carbon products and services as well as increased demand in the industrial process and environmental air treatment markets of approximately $13.3 million. Partially offsetting this increase was lower demand in the specialty carbon market of $3.0 million. Foreign currency translation had a positive impact of $1.8 million and $5.5 million, respectively, for the quarter and year-to-date periods ended September 30, 2007. Net sales for the Equipment segment increased $0.5 million or 5.9% and $4.3 million or 16.0% for the quarter and year-to-date periods ended September 30, 2007, respectively, versus the comparable 2006 periods. The increase was primarily due to higher demand for odor control equipment and ultra-violet light (UV) equipment of $1.1 million for the quarter ended September 30, 2007. Partially offsetting this increase was the decline in demand for traditional carbon adsorption equipment of $0.4 million. The increase for the year-to-date period was primarily due to higher demand for UV and municipal odor equipment. Foreign currency translation was comparable for the quarter and year-date periods ended September 30, 2007. Net sales for the Consumer segment increased $0.2 million or 6.9% and $0.1 million or 0.6% for the quarter and year-to-date periods ended September 30, 2007 versus the comparable 2006 periods. The increase for both periods was attributable to higher demand for activated carbon cloth partially offset by lower demand for PreZerve® products. Foreign currency translation had a positive impact of $0.2 million and $0.6 million, respectively, for the quarter and year-to-date periods ended September 30, 2007. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended September 30, 2007 was $2.0 million and $6.1 million, respectively.

Net sales less cost of products sold, as a percentage of net sales, was 32.1% for the quarter ended September 30, 2007 compared to 26.1% for the similar 2006 period, a 6.0% increase or $6.4 million. The increase was primarily in the Activated Carbon and Service segment of 5.7% or $6.1 million which was principally driven by higher pricing for certain activated carbon products and services. The Equipment segment increased 0.3% or $0.3 million due to volume. The Consumer segment was comparable for the quarter ended September 30, 2007 versus the similar 2006 period. Net sales less cost of products sold, as a percentage of net sales, was 31.5% for the year-to-date period ended September 30, 2007 compared to 25.6% for the similar 2006 period, a 5.9% increase or $20.2 million. The increase was primarily in the Activated Carbon and Service segment of 5.8% or $19.8 million, which was principally driven by higher pricing for certain activated carbon products and services. The Equipment segment was comparable for the year-to-date period ended September 30, 2007 versus the similar 2006 period. The Consumer segment increased 0.1% or $0.5 million due to product mix. The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.3 million and $1.3 million during the quarter and year-to-date periods ended September 30, 2007 versus the comparable 2006 periods was primarily due to an increase in the number of fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter and year-to-date periods ended September 30, 2007 decreased by $1.2 million and $2.6 million, respectively, versus the comparable 2006 periods. The decrease in both periods was primarily due to decreased legal expenses as a result of the substantial completion of the Company’s UV patent cases and anti-dumping petition related to steam activated carbon imports from China as well as decreased employee related expenses. The year-to-date 2006 period also included a $1.3 million reduction related to the change in estimate of the Company’s environmental liabilities assumed in the 2004 Waterlink acquisition (Note 7).

Research and development expenses for the quarter and year-to-date periods ended September 30, 2007 decreased $0.2 million and $0.7 million, respectively, versus the comparable 2006 periods primarily due to decreased employee related expenses.

The gain from insurance settlement of $3.2 million and $8.1 million for the quarter and year-to-date periods ended September 30, 2006 is related to the damage to the Company’s Pearlington, Mississippi plant which was caused by Hurricane Katrina in 2005.

Restructuring charges for the year-to-date period ended September 30, 2006 primarily related to charges associated with the closure of two small manufacturing facilities as a result of the Company’s 2005 re-engineering plan.

Other expense- net for the quarter and year-to-date periods ended September 30, 2007 decreased $0.2 million and $0.7 million as compared to the 2006 periods. The decrease for the quarter ended September 30, 2007 was primarily due to a decrease in taxes other than income tax. The decrease for the year-to-date period is primarily due to the write-off of deferred financing fees associated with the Company’s old credit facility that occurred during the quarter ended March 31, 2006 as well as the aforementioned decrease in taxes other than income tax.

Interest expense, net of interest income, for the quarter and year-to-date periods ended September 30, 2007 decreased $0.4 million and $1.0 million, respectively, versus the comparable 2006 periods. The decline in both periods is as a result of lower average borrowing levels and lower average interest rates paid on the Company’s borrowings in 2007 versus the similar 2006 periods as well as increased interest income as a result of higher cash balances on hand.

Income tax expense for the quarter and year-to-date periods ended September 30, 2007 increased $0.3 million and $7.1 million, respectively, versus the comparable 2006 periods. This increase in both periods was caused primarily by increases to income from continuing operations before income tax and equity in income from equity investments.

The effective tax rate for the quarter and year-to-date periods ended September 30, 2007 was a provision of 7.7% and 37.7%, respectively compared to a provision of 27.6% and a benefit of 42.6%, respectively, for the quarter and year-to-date periods ended September 30, 2006. The tax rate for the quarter ended September 30, 2007 was impacted by the reduction in the Company’s estimated annualized effective tax rate from 52.3% as of June 30, 2007 to 37.7% as of September 30, 2007, as discussed below. The year-to-date period ended September 30, 2007 tax rate was higher than the statutory Federal Income Tax Rate due to several factors. In foreign jurisdictions, the Company is in an income position without a corresponding benefit of a foreign tax credit in the United States which accounted for an 6.5% increase in the taxable rate. The impact of state taxes and other permanent, non-deductible expenses also increased the rate by approximately 0.4% and 3.3%, respectively. In addition to the aforementioned increases, the Company is no longer able to claim a benefit due to the expiration of the Extraterritorial Income Exclusion Benefit. Partially offsetting these factors was an 8.7% decrease due to recognition of certain uncertain tax positions for which expiration of the statute of limitations occurred during the quarter ended September 30, 2007. The year-to-date period ended September 30, 2006 tax rate was higher than the statutory Federal Income Tax Rate due to the Company’s lower than expected profit for the quarter and the estimated full year and certain benefits, principally the exclusion provided under United States income tax laws with respect to the Extraterritorial Income Exclusion Benefit and recognition of state income tax benefits.

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

Equity in income from equity investments for the quarter and year-to-date periods ended September 30, 2007 increased $0.3 million and $1.6 million, respectively, versus the similar 2006 periods. The increase was primarily due to lower cost of products sold and a favorable mix for products sold by the company’s joint venture with Calgon Mitsubishi Chemical Corporation in Japan. The Company expects the joint venture’s results for the fourth quarter of 2007 to be approximately breakeven.

Discontinued Operations:

Income (loss) from discontinued operations was ($0.1) million versus $38 thousand and ($0.1) million versus $1.9 million, respectively, for the quarter and year-to-date periods ended September 30, 2007 and 2006 and was primarily due to the gains (losses) recognized on the 2006 sales of the Company’s Charcoal/Liquid and Solvent Recovery businesses.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $16.9 million for the period ended September 30, 2007 compared to cash flows used in operating activities of $15.1 million for the comparable 2006 period. The $32.0 million increase is primarily due to improved earnings of $10.9 million; a decrease in accrued pension of $3.7 million; and, 2006 gains from the sales of assets of $6.7 million and a gain on insurance settlement of $8.1 million of which the cash effects are reflected in cash flows from investing activities. The cash flows discussed for the period ended September 30, 2006 include discontinued operations.

Total debt at September 30, 2007 was $76.7 million, an increase of $1.9 million from December 31, 2006. The increase was primarily the result of the addition of short-term debt of $1.5 million related to the Company’s operations in China and is more fully described in Note 9. The additional borrowings were used to finance normal working capital and capital expenditure activities.

Common stock dividends were not declared or paid during the periods ended September 30, 2007 and 2006, respectively.

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036 (the “Notes”) and entered into a new revolving credit facility (the “Credit Facility”). The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility. Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006. The material terms of the Notes and the Credit Facility are described below.

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

For the period ended September 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended September 30, 2007. As a result, as of September 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of September 30, 2007 the Company was required to reclassify as a current liability that portion of the Notes that cannot be refinanced on a long-term basis as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced” which was $62.4 million at September 30, 2007.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” Issue 7, which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through September 30, 2007, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that will be amortized over a period of five years. The discount is reflected as a deduction from the face amount of the debt. As of the period ended September 30, 2007, the Company recorded interest expense of $3.3 million, of which $0.4 million related to the amortization of the discount and $2.9 million related to the Notes. The Company incurred issuance costs of $1.5 million which were deferred and are being amortized over a five year period.

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

As of September 30, 2007, the carrying amount of assets pledged as collateral was $51.6 million. The carrying amount as of September 30, 2007 for domestic, U.K., and Belgian borrowers were $40.9 million, $6.3 million, and $4.4 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of September 30, 2007, total availability was $35.2 million. Availability as of September 30, 2007 for domestic, U.K., and Belgian borrowers was $30.1 million, $5.1 million, and zero, respectively. The Company can issue letters of credit up to $20.0 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at September 30, 2007 totaled $16.4 million.

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

The Credit Facility contains a number of negative and affirmative covenants. For the period ended September 30, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended September 30, 2007. As a result, as of September 30, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert could be an event of default of the Credit Facility. Included in the Credit Facility is a provision for up to $10.0 million where Notes converted up to that amount will not be considered an event of default and the Company was able to classify up to that amount as long-term debt as it has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of September 30, 2007 and is currently in compliance with such covenants.

Management cannot be assured that, after the September 30, 2007 financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of September 30, 2007, with the exception of the addition of short-term debt as well as the reclassification of a portion of the Company’s Notes to short-term, there have been no changes in the payment terms of lease agreements, and unconditional purchase obligations since December 31, 2006. The following table represents the significant cash contractual obligations and other commercial commitments.

		Due in
(Thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Short-term debt *	$1,462	$-	$-	$-	$65,000	$-	$66,462
Long-term debt	-	-	2,925	-	10,000	-	12,925
Interest on Notes	3,750	3,750	3,750	3,750	2,369	-	17,369
Operating leases	4,127	3,056	2,673	2,357	2,000	10,604	24,817
Unconditional purchase
obligations**	26,981	19,853	10,019	7,753	5,711	-	70,317
Total contractual cash
Obligations	$36,320	$26,659	$19,367	$13,860	$85,080	$10,604	$191,890

*The 2011 maturity excludes debt discount of $2,645. See additional discussion in Note 9.

**Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $12.2 million pertaining to the FIN 48 tax liability has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $7.6 million for the nine months ended September 30, 2007 compared to expenditures of $10.0 million for the same period in 2006. The expenditures for the period ended September 30, 2007 consisted primarily of improvements to the Company’s manufacturing facilities of $6.5 million and customer capital of $0.3 million. The comparable 2006 expenditures consisted primarily of $6.1 million for improvements to manufacturing facilities, $2.3 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and $1.4 million for customer capital. Capital expenditures for 2007 are projected to be approximately $12.0 million and are expected to be funded by cash flows from operations.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review, in accordance with SFAS No. 144 of the plant’s assets having a net book value of $1.1 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in the future as market conditions warrant it. If management should determine not to restart the plant, operating results would be adversely affected by impairment charges.

The September 30, 2006 proceeds from sales of assets of $21.2 million, as shown on the statement of cash flows, represents the Company’s sales of its Charcoal/Liquid and Solvent Recovery businesses.

Regulatory Matters

Each of the Company’s domestic production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s domestic production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility. The Company will need to install pollution abatement equipment estimated at approximately $7.0 million in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. In the fourth quarter of 2006, management authorized preliminary engineering work to be performed to more accurately assess the costs and length of time needed to make the idled activated carbon line operational again due to a favorable ruling by the International Trade Commission (ITC) on the Company’s anti-dumping petition for steam activated carbon imported into the U.S. from China and subsequent expected increased demand of U.S. manufactured products. During the quarter ended June 30, 2007, management began discussions with the State of Kentucky regarding permitting. Management continues to refine its assessment regarding the start-up of this idled activated carbon line to address potential future market opportunities surrounding mercury removal. The Company currently estimates that the restart of this line, including enhancements, would cost between $20.0 million and $25.0 million and take approximately 13 months to complete and be funded by cash on hand as well as borrowings under its Credit Facility. If at any point it is determined that a shutdown of the full operation of the activated carbon line for other than a temporary period is warranted, the impact to current operating results would be insignificant.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant RCRA violations that are unresolved by the information in the Company’s submittals. The EPA notice indicated that the EPA is in the process of evaluating its enforcement options and hopes to contact the Company within the next several months to explore a settlement. The EPA has not indicated whether or not it will take formal enforcement action, or whether such action would involve the assessment of civil penalties, and has not specified a monetary amount of any civil penalties it might pursue in connection with this matter. The Company is awaiting further clarification from the EPA and cannot predict with any certainty the outcome of this matter or range of potential loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that NYSDEC has determined that “Calgon Corporation” is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that “Calgon Corporation” (and other PRPs) develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, which is estimated to cost between approximately $11 million and $14 million. The Company has not determined what portion of the costs associated with the remedial program, if any, it would be obligated to bear and as such the Company cannot predict with any certainty the outcome of this matter or range of potential loss, if any. The Notice Letter also demands payment of all monies that NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that NYSDEC has expended.

In July 2007, the Company received a Notice of Violation (“NOV”) from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directs the Company to submit a complete and accurate Part B application and related documents and to respond to KYDEP’s comments which are appended to the NOV. The Company is preparing a response to the NOV and KYDEP’s comments. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. On October 18, 2007, the Company received an NOV from the EPA related to this permit application and has until December 3, 2007 to completely respond to all deficiencies noted and to file a revised permit application. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS No. 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that the adoption will not have a material impact on its financial position or results of operations.

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2007	—	—	—	—
August 1 - August 31, 2007	622	$11.70	—	—
September 1 - September 30, 2007	—	—	—	—

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued on July 1, 2007. Future purchases under this plan will be dependent upon employee elections and forfeitures.

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

CALGON CARBON CORPORATION (REGISTRANT)

Date: November 9, 2007	/s/ Leroy M. Ball
Leroy M. Ball
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description	Method of Filing
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith