Form 10-K
period 2007-12-31
CALGON CARBON CORPORATION
filed 2008-03-17
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2007 or
☐ Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from             to               ..

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
Yes ☐ No ☒

As of February 27, 2008, there were outstanding 40,741,795 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2007 was $404,150,071.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number

Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Shareholders to be held on May 1, 2008	III

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

Explanatory Note

Effective December 31, 2006, The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required the Company to record a transition adjustment to recognize the funded status of postretirement defined benefit plans, measured as the difference between the fair value of plan assets and the benefit obligations, in its balance sheet after adjusting for derecognition of the Company’s minimum pension liability as of December 31, 2006. The Company complied with the provisions of SFAS No. 158; however, the Company incorrectly presented the effect of this transition adjustment as part of 2006 comprehensive income on its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) included in Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The impact of removing the SFAS No. 158 transition adjustment from the 2006 Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) changes the reported comprehensive income (loss) from $(3,935,000) to $1,440,000. The Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) set forth in Item 8: Financial Statements and Supplementary Data correctly presents 2006 comprehensive income (loss) excluding the SFAS No. 158 transition adjustment. The reported net loss of $(7,798,000) for 2006 and the related loss per share of $(.20) are unaffected by this change. There are no other changes to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than this correction of 2006 comprehensive income.

PART I

Item 1. Business:

The Company:

The Company is a global leader in services, products, and solutions for purifying water and air. The Company has three reportable segments: Activated Carbon and Service, Equipment, and Consumer. These reportable segments are composed of global profit centers that make and sell different products and services.

The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from water, air, and other liquids and gases. The service aspect of the segment consists of the leasing, monitoring and maintenance of carbon adsorption equipment (explained below). The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication and operation of systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultraviolet (“UV”) and advanced ion exchange separation (“ISEP®”) among others. The Consumer segment primarily consists of the manufacture and sale of carbon cloth and new consumer products based on the Company’s technologies already proven in large-scale industrial applications.

Acquisitions:
In May 2005, the Company formed a joint venture with C. Gigantic Carbon to provide carbon reactivation services to the Thailand market. The joint venture was named Calgon Carbon (Thailand) Ltd., and is 20% owned by the Company after an initial investment of $0.2 million.

Discontinued Operations:

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan presented by the Company. The plan included the divestiture of two non-core businesses in order to allow the Company to increase focus on its core activated carbon and service-related businesses. In the fourth quarter of 2005, management concluded such divestitures were probable, and the Company presents the following businesses as discontinued operations for all periods presented: Charcoal/Liquid in Bodenfelde, Germany and Solvent Recovery in Columbus, Ohio; Vero Beach, Florida; and Ashton, United Kingdom. The Charcoal/Liquid and Solvent Recovery businesses were reported in the Company’s Consumer and Equipment segments, respectively.

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”). The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production. The products are sold to retail and industrial markets. The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash, which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional 4.25 million Euros could be received dependent upon the business meeting certain earnings targets over the next three years. No contingent consideration was received for the years ended December 31, 2007 and 2006. For the year ended December 31, 2006, the Company recorded a pre-tax gain of $4.8 million or $1.7 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. (“MEGTEC”), a subsidiary of Sequa Corporation. The Solvent Recovery unit provides turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis. The sales price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable. The transaction was also subject to a pre-tax working capital adjustment of $0.4 million, which management finalized and recorded in the fourth quarter of 2006. For the year ended December 31, 2006, the Company recorded a pre-tax gain of $63 thousand or $41 thousand, net of tax, on the sale of the Solvent Recovery business.

For further information, see Note 4 to the Financial Statements.

Products and Services:

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation, and concentration of liquids, gases, and other media through its three business segments. The Activated Carbon and Service segment primarily consists of activated carbon products, field services, and reactivation. The Equipment segment designs and builds systems that include multiple technologies. The Consumer segment supplies carbon products for everyday use by consumers.

Activated Carbon and Service. The sale of activated carbon is the principal component of the Activated Carbon and Service business segment. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In adsorption, organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, sized, and processed in low temperature bakers followed by high temperature furnaces. This heating process is known as “activation” and develops the pore structure of the carbon. Through adjustments in the activation process, pores of the required size for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of a number of factors enabling the Company to develop many special types of activated carbon with most available in several particle sizes. The Company also markets activated carbons from other raw materials, including coconut and wood.

The Company produces and sells a broad range of activated, impregnated or acid washed carbons in granular, powdered or pellet form. Granular Activated Carbon (“GAC”) particles are irregular in shape and generally used in fixed filter beds for continuous flow purification processes. Powdered Activated Carbon (“PAC”) is carbon which has been pulverized into powder and often used in batch purification processes, in municipal water applications, and for flue gas emissions control. Pelletized activated carbon has been extruded and each particle is cylindrical in shape. Pelletized carbon is typically used for gas phase applications because of the low pressure drop, high mechanical strength, and low dust content of the product.

Another important component of the Activated Carbon and Service business segment is the various services associated with the supply of products and systems for purification, separation, concentration, taste and odor control. These services include carbon reactivation, handling and transportation as well as the supply of equipment through leasing arrangements. The Company supplies complete process and treatment services at customers’ facilities which are particularly suited for treating fluids or gases containing either or both non-hazardous or hazardous organic compounds. The service is based primarily on reactivation of spent carbon and transportation of activated carbon to and from the reactivation facility, but also includes feasibility testing, process design, on-site equipment, initial activated carbon supply, performance monitoring and major maintenance of Company-owned equipment (such equipment is referred to as “customer capital”). In the reactivation process, the spent carbon is subjected to high temperature re-manufacturing conditions that destroy the adsorbed organics and assure the activated carbon is returned to usable quality. This recycling is conducted at several locations throughout the world. Granular activated carbon is reactivated for environmental and economic reasons to destroy adsorbed organic compounds and also to conserve natural resources. The Company provides reactivation/recycling services in packages ranging from a fifty-five gallon drum to truckload quantities.

Purification services provided by the Company are used to improve the quality of food, chemical, pharmaceutical and petrochemical products. These services may be utilized in permanent installations or in temporary applications, such as pilot studies for a new manufacturing process or recovery of off-specification products.

Sales from continuing operations for the Activated Carbon and Service segment were $295.6 million, $265.3 million, and $241.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Equipment. The Company has a complete line of standardized, pre-engineered, adsorption systems - capable of treating liquid flows from 1 gpm to 1,400 gpm - which can be quickly delivered and easily installed at treatment sites. These self-contained adsorption systems are used for vapor phase applications such as volatile organic compound (“VOC”) control, air stripper off-gases, and landfill gas emissions. Liquid phase equipment systems are used for applications of process purification, wastewater treatment, groundwater remediation, and de-chlorination. The Company also custom designs systems to solve unique treatment challenges, providing equipment for activated carbon, ion exchange resins or UV technologies each of which can be used for the purification, separation and concentration of liquids or gases.

More than 20 years ago, the Company introduced an advanced UV oxidation process to remediate contaminated groundwater. In 1998, the Company’s scientists invented a UV disinfection process that could be used to inactivate Cryptosporidium, Giardia and other similar pathogens in surface water, rendering them harmless to humans. Effective in both drinking water and wastewater, UV light alters the DNA of pathogens, killing them or making it impossible for pathogens to reproduce and infect humans. In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications. The Company continues to lead the market with innovative UV technologies with the Sentinel® line designed to protect municipal drinking water supplies from pathogens, the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection, and Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1,4-Dioxane, MTBE and Vinyl Chloride in groundwater, process water, and industrial wastewater.

UV oxidation equipment can also be combined with activated carbon to provide effective solutions for taste and odor removal in municipal drinking water. Backed by years of experience and extensive research and development, the Company can recommend the best solution for taste and odor problems, whether it’s using activated carbon, UV oxidation, or both. The Company also offers a low cost, non-chemical solution for quenching excess peroxide after our advanced oxidation processes.

The Company also produces a wide range of odor control equipment which utilizes catalytic, activated carbon to control odors at municipal wastewater treatment facilities and pumping stations.

The proprietary ISEP® (Ionic Separator) continuous ion exchange units are used for the purification of many products in the food, pharmaceutical and biotechnology industries. These ISEP® Continuous Separator units perform ion exchange separations using countercurrent processing. The ISEP® and CSEP® (chromatographic separator) systems are currently used at over 300 installations worldwide in more than 40 applications including Good Manufacturing Processes (“GMP”), as well as removing nitrate and perchlorate contaminants from drinking water.

Sales from continuing operations for the Equipment segment were $41.3 million, $37.9 million, and $36.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Consumer. The primary product offered in the Consumer segment is carbon cloth. Carbon cloth, which is activated carbon in cloth form, is manufactured in the United Kingdom and sold to the medical and specialty markets.

Activated carbon and carbon cloth are used as the primary raw materials in the Company’s consumer home products group. The Company currently has two primary product lines that it markets to the retail channel. The first product line, PreZerve® storage products, uses carbon cloth to protect and preserve jewelry and keepsakes from deterioration. The PreZerve® line currently offers over 40 different items. The second product line, AllGone®, is an odor elimination system that utilizes activated carbon discs to adsorb odors and impurities from the air safely and naturally.

Sales from continuing operations for the Consumer segment were $14.2 million, $13.0 million, and $12.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For further information, see Note 20 to the Financial Statements.

Markets:

The Company participates in five primary areas: Potable Water, Industrial Process, Food, Environmental Water and Air, and Specialty markets. Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process markets include catalysis, product recovery and purification of chemicals, and pharmaceuticals as well as process water treatment. Food applications include brewing, bottling, and sweetener purification. Remediation of water and VOC removal from vapor are the major sub-segments for the Environmental markets. Medical, personal protection, cigarette, automotive, consumer, and precious metals applications comprise the Specialty markets.

Potable Water Market. The Company sells activated carbons, equipment, services, ion exchange technology and UV technologies to municipalities for the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet or exceed current state or federal regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. Granular and powdered activated carbon products are sold in this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. UV oxidation and disinfection systems are sold for the destruction or inactivation of waterborne contaminants and organisms.

Industrial Process Market. The Company’s products used in industrial processing are used either for purification, separation or concentration of customers’ products in the manufacturing process or for direct incorporation into the customers’ products. The Company sells a wide range of activated carbons and reactivation services to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, antibiotics and vitamins. Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid and remove pollutants from wastewater. Further, activated carbon is used in treatment of natural gas, flue gas and other vapor streams for removal of carbon dioxide, acetylene, hydrogen, sulfur and mercury compounds. The liquefied natural gas industry uses activated carbons to remove mercury compounds which would otherwise corrode process equipment. Activated carbons are also sold for gasoline vapor recovery equipment.

Environmental Water and Air Market. Providing products used for the cleanup of contaminated groundwater, surface impoundments and accidental spills comprises the significant need in this market. The Company provides carbon, services, and carbon equipment for these applications as well as emergency and temporary cleanup services for public and private entities, utilizing both activated carbon adsorption and UV oxidation technologies.

The Company offers its products and services to private industry to meet stringent environmental requirements imposed by various government entities. The Company’s reactivation/recycling service is an especially important element if the customer has contaminants which are hazardous organic chemicals. The hazardous organic chemicals which are adsorbed by the activated carbons are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation eliminates the customers’ expense and difficulty in securing long-term containment (such as landfills) for hazardous organic chemicals.

Activated carbon is also used in the chemical, pharmaceutical, and refining industries for purification of air discharge to remove contaminants such as benzene, toluene, and other volatile organics. Reduction of mercury emissions from coal-fired power plants is a growing market for the Company. The planned re-start of B-line at its Catlettsburg, Kentucky plant to produce up to 70 million pounds of FLUEPAC® powdered activated carbon represents major progress in a multi-step program that would enable the Company to provide potentially hundreds of millions of pounds of powdered carbon to power companies.

Municipal sewage treatment plants purchase the Company’s odor control systems and activated carbon products to remove objectionable odors emanating from plants and to treat the wastewater to meet operating requirements. Granular activated carbon is used as a filtration/adsorption medium and the powdered activated carbons are used to enhance the performance of existing biological waste treatment processes.

The Company’s UV oxidation systems offer an ideal solution for groundwater remediation and the treatment of process water and industrial wastewater. The Company’s Rayox® System is an industry staple for the destruction of organic compounds in groundwater. Rayox® is also used as a process water and wastewater treatment option for the removal of alcohol, phenol, acetone, TOC and COD/BOD.

Food Market. Sweetener manufacturers are a principal purchaser of the Company’s products in the food industry. As a major supplier, the Company’s specialty acid-washed activated carbon products are used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Other food processing applications include de-colorization and purification of many different foods and beverages and for purifying water, liquids and gas prior to usage in brewing and bottling. Continuous ion exchange systems are also used in this market for the production of lysine and vitamin E as well as purification of dextrose and high fructose corn syrup.

Specialty Markets. The Company is a major supplier of activated carbon to manufacturers of gas masks supplied to the United States and European military as well as protective respirators and collective filters for first responders and private industry. The markets for collective filters for military equipment, indoor air quality and air containment in incineration and nuclear applications are also served.

Other specialty applications using activated carbons include precious metals producers to recover gold and silver from low-grade ore, and cigarette manufacturers in charcoal filters. The Company’s activated carbon cloth product is used in medical and other specialty applications.

Sales and Marketing:

The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Marlton, New Jersey. The Company conducts activated carbon related sales in Canada, Brazil, and Mexico through distributor relationships and maintains offices in Sao Paulo, Brazil and Mexico City, Mexico. The Company maintains offices in Singapore; Beijing and Shanghai, China; Taipei, Taiwan; and Tokyo, Japan (joint venture) to manage sales in the Asia Pacific Region.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton and Houghton Le Spring, United Kingdom; and Beverungen, Germany. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, Africa, Latin America, the Far East, Australia and New Zealand.

All offices can play a role in sales of products or services from any of the Company’s segments.

Geographic sales information can be found in Note 20 to the Financial Statements.
Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog:

The Company had a sales backlog from continuing operations of $11.8 million and $17.1 million as of January 31, 2008 and 2007, respectively, in the Equipment segment. The Company expects to carry less than one-third of the 2008 balance into 2009.

Competition:

The Company has a major global presence with several competitors in the worldwide market with respect to the production and sale of activated carbon-related products: Norit, N.V., a Dutch company, Mead/Westvaco Corporation, a United States company and Siemens Water, a United States company, are the primary competitors. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers. Competition in activated carbons, carbon equipment and services is based on quality, performance and price. Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.

A number of other smaller competitors engage in the production and sale of activated carbons in local markets, but do not compete with the Company on a global basis. These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with a broad range of products in the worldwide activated carbon business.

In the United States and Europe, the Company competes with several small regional companies for the sale of its reactivation services and carbon equipment.

The Company’s UV technologies product line competitors include Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation, a United States Company, and Wedeco Ideal Horizons, a German company owned by ITT Industries, a United States company.

Raw Materials:

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines in the Appalachian Region and mines outside the United States, usually purchased under both long-term and annual supply contracts.

The Company purchases natural gas from various suppliers for use in its Activated Carbon and Service segment production facilities. In both the United States and Europe, substantially all natural gas is purchased pursuant to various annual and multi-year contracts with natural gas companies.

The Company purchases hydrogen peroxide via an annual supply contract for its UV technologies business.

The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in the United States and China, under annual supply contracts and spot purchases.

The purchase of key equipment components is coordinated through agreements with various suppliers.

Recent increases in coal prices and worldwide coal demand, as well as increased transportation costs, have provided the Company’s coal suppliers with added incentives to avoid their contractual obligations in some cases. However, to date, the Company’s coal suppliers have not breached their contracts. The Company does not presently anticipate any problems in obtaining adequate supplies of its other raw materials or equipment components.

Research and Development:

The Company's primary research and development activities are conducted at a research center in Pittsburgh, Pennsylvania. This facility is used for the evaluation of experimental activated carbon and equipment and application development. Experimental systems are also designed and evaluated at this location. Facilities in Ashton, United Kingdom supplement the work performed in Pittsburgh.

The principal goals of the Company's research program are to improve the Company's position as a technological leader in solving customers' problems with its products, services and equipment; develop new products and services; and provide technical support to customers and operations of the Company.

The Company's research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons. New activated carbons are developed to address specific needs for a given market. For example, in response to the needs of power plants for a carbon for mercury removal from flue gas, four new products have been developed and field tested. Two of these products address the specific needs of utilities that use their fly ash as a concrete supplement. Research and development activities also include the Company's Ion Exchange and UV technologies. A regenerable resin for perchlorate removal has been successfully piloted using a licensed technology. Commercial systems are now being proposed. Expansion of the UV technologies product line continued in 2007 with the development of a new Sentinel® reactor and an innovative Advanced Oxidation reactor. Improvements to the equipment design continue and additional patent applications have been filed.

Research and development expenses were $3.7 million, $4.2 million, and $4.5 million in 2007, 2006 and 2005, respectively.

Patents and Trade Secrets:

The Company possesses a substantial body of technical knowledge and trade secrets and owns 61 United States patent applications and/or patents and 205 patent applications and/or patents in other countries. The issued United States and foreign patents expire in various years from 2008 through 2025.

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

The U.S. Environmental Protection Agency (“EPA”) has issued certain regulations under the Resource Conservation and Recovery Act (“RCRA”) dealing with the transportation, storage and treatment of hazardous waste that impact the Company in its carbon reactivation services. When activated carbon supplied to a customer can no longer cost-effectively adsorb contaminants, it is returned to the Company's facilities for reactivation and subsequent reuse. If the substance(s) adsorbed by the spent carbon is (are) considered hazardous, under these EPA regulations the activated carbon used in the treatment process is also considered hazardous. Therefore, a permit is required to transport the hazardous carbon to the Company's facility for reactivation. The Company possesses the necessary federal and state permits to transport hazardous waste. At the Company's reactivation sites, the hazardous spent activated carbon is placed in temporary storage tanks. Under the EPA regulations, the Company is required to have a hazardous waste storage permit. The Company has obtained RCRA Part B permits to store hazardous waste at its Pittsburgh and Catlettsburg facilities. The process of reactivating the spent activated carbon, which destroys the hazardous organic substances, is regulated under RCRA interim status standards for thermal treatment units until a RCRA Part B permit for a Subpart X miscellaneous treatment unit is issued by the EPA or an authorized state. The Company has been issued a Part B permit for the reactivation process at the Pittsburgh facility. The Company has filed for a Part B treatment permit at its Catlettsburg facility and is operating under the interim status standards while working toward obtaining the permit with the relevant government agencies. The Company does not accept carbons containing certain hazardous materials for reactivation.

Each of the Company’s U.S. production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s U.S. production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility known as B-line. The Company will need to install pollution abatement equipment in order to remain in compliance with state requirements regulating air emissions before resuming full operation of B-line. On January 15, 2008, the Company announced its intention to restart B-line. The Company estimates it will invest approximately $20.0 million in this line and that the project is estimated to be completed in early 2009.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of December 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations for the year ended December 31, 2006. The Company has not incurred any environmental remediation expense for the year ended December 31, 2007 and has incurred a total of $0.2 million of environmental remediation expense to date. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has not yet determined when it will proceed with remediation efforts.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant RCRA violations that are unresolved by the information in the Company’s submittals. The Company met with the EPA in December 2007 to discuss alleged violations. The EPA indicated at the meeting that it would evaluate its enforcement options and expects to contact the Company within the next several months to explore a resolution. The EPA can take formal enforcement action to require the Company to remediate alleged violations, which could involve the assessment of substantial civil penalties as well. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC has determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear, therefore the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Notice Letter also demands payment of all monies that the NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that the NYSDEC has expended.

In July 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directs the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which are appended to the NOV. The Company submitted a response to the NOV and the KYDEP’s comments in December 2007. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

Europe. The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, Germany, and the United Kingdom. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.

Indemnification. The Company has a limited indemnification agreement with the previous owner of the Company which will fund certain environmental costs if they are incurred at the Company's Catlettsburg, Kentucky plant. The Company believes that the amount of the indemnification is sufficient to fund these liabilities if they arise.

Employee Relations:

As of December 31, 2007, the Company employed 868 persons on a full-time basis, 591 of whom were salaried production, office, supervisory and sales personnel. The United Steelworkers represent 216 hourly personnel in the United States. The current contracts with the United Steelworkers expire on April 1, 2009 and February 15, 2010, at the Catlettsburg, Kentucky and Columbus, Ohio facilities, respectively. The Contract with the United Steelworkers for the Company’s Neville Island plant located in Pittsburgh, Pennsylvania terminated on February 29, 2008 following two extensions of the expiring agreement. The Company is operating this facility with its salaried employees and temporary replacement workers until a new agreement is reached. The 61 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2009. The Company also has hourly employees at three non-union United Kingdom facilities, one non-union United States facility located in Mississippi, and at two non-union China facilities.

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

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments. We contributed $5.4 million and $9.2 million to our U.S. Pension plans and $2.4 million and $2.2 million to our European pension plans in 2007 and 2006, respectively. We currently expect to contribute approximately $3.7 million to our U.S. pension plans and $2.5 million to our European pension plans in 2008. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or restructure or refinance our indebtedness.

The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect. For example, an approximate 25-basis point decline in the funding target interest rate under Section 730 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required contributions to our U.S. pension plans by approximately $1.0 million to $1.5 million over the next three years.

Our pension plans in the aggregate are underfunded by approximately $24 million as of December 31, 2007 (based on the actuarial assumptions used for SFAS No. 87, “Employers’ Accounting for Pensions,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law. Our U.S. pension plans, which were underfunded by approximately $11 million as of December 31, 2007, are subject to ERISA. In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination. In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 will significantly increase our funding requirements beginning in 2008, which will have an adverse effect on our cash flow and could require us to reduce or delay our capital expenditures, seek additional capital or restructure or refinance our indebtedness. See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

We use bituminous coal as the main raw material in our granular activated carbon production process. We estimate that coal will represent approximately 38% of our carbon product costs in 2008. We have various annual and multi-year contracts in place for the supply of coal that expire at various intervals from 2008 to 2011. Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, or other events for other than a temporary period could have an adverse effect on our being able to meet our customer demand. In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs. During 2007, our aggregate costs for coal increased by $1.3 million, or 8.4%, compared to 2006. Based upon the estimated usage of coal in 2008, a hypothetical 10% increase in the price of coal would result in $1.2 million of additional pre-tax expenses to us. We may not be able to pass through raw materials price increases to our customers

Our financial results could be adversely affected by shortages in energy supply or increases in energy costs.

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

Increases in U.S. and European imports of Chinese or other foreign manufactured activated carbon could have an adverse effect on our financial results.

We face pressure and competition in our U.S. and European markets from brokers of low cost imported activated carbon products, primarily from China. We believe we offer the market technically superior products and related customer support. However in some applications, low cost imports have become accepted as viable alternatives to our products because they have been frequently sold at less than fair value in the market. If the markets in which we compete experience an increase in these imported low cost carbons, especially if sold at less than fair value, we could see declines in net sales. In addition, the sales of these low cost activated carbons may make it more difficult for us to pass through raw material price increases to our customers.

In response to a petition from the U.S. activated carbon industry filed in March 2006, the United States Department of Commerce (the “DOC”) announced the imposition of anti-dumping duties starting in October 2006. The DOC announcement was based on extensive economic analysis of the operations and pricing practices of the Chinese producers and exporters. The DOC announcement required U.S. Customs and Border Protection to require importers of steam activated carbon from China to post a provisional bond or cash deposit in the amount of the duties. The anti-dumping duties are intended to offset the amount by which the steam activated carbon from China is sold at less than fair value in the U.S.

In March 2007, the International Trade Commission (the “ITC”) determined that these unfairly priced steam activated carbon imports from China caused material injury to the U.S. activated carbon industry. This affirmative decision by the ITC triggered the imposition of significant anti-dumping duties in the form of cash deposits, ranging from 62 % to 228%. The anti-dumping duties will be imposed for at least five years but are subject to periodic review within that time frame. The first review period begins April 2008. The significant anti-dumping duties imposed by the DOC and the affirmative decision by the ITC has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. However, the anti-dumping duties could be reduced or eliminated in the future, which could adversely affect demand or pricing for our product.

Our inability to successfully negotiate new collective bargaining agreements upon expiration of the existing agreements could have an adverse effect on our financial results.

We have collective bargaining agreements in place at four of our production facilities covering approximately 32% of our full-time workforce as of December 31, 2007. Those collective bargaining agreements expire from 2008 through 2010. Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor. For example, our contract with the United Steelworkers for the Company’s Neville Island plant located in Pittsburgh, Pennsylvania terminated on February 29, 2008 following two extensions of the expiring agreement. The Company is operating this facility with its salaried employees and temporary replacement workers until a new agreement is reached.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct significant business operations in several foreign countries. Of our 2007 net sales, approximately 45% were sales to countries other than the United States, and 2007 net sales denominated in non-U.S. dollars represented approximately 34% of our overall net sales. We conduct business in the local currencies of each of our foreign subsidiaries or affiliates. Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

Our European and Japanese activated carbon businesses are sourced from both the United States and China, which subjects these businesses to foreign exchange transaction risk.

Our only production facilities for virgin granular activated carbon are in the United States and China. Those production facilities are used to supply all of our global demand for virgin granular activated carbon. All of our foreign operations purchase from the U.S. and China operations in U.S. dollars yet sell in local currency, resulting in foreign exchange transaction risk. We generally execute foreign currency derivative contracts of not more than one year in duration to cover a portion of our known or projected foreign currency exposure. However, those contracts do not protect us from longer term-trends of a strengthening U.S. dollar, which could significantly increase our cost of activated carbon delivered to our European and Japanese markets, and we may not be able to offset these costs by increasing our prices.

Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.

Our Equipment segment represented approximately 12% of our 2007 net sales. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.

We could find it difficult to fund the capital needed to complete our growth strategy due to borrowing restrictions under our current credit facility.

We are extended credit under our current credit facility subject to compliance with certain financial covenants. For example, our current credit facility contains various affirmative and negative covenants, including limitations on us with respect to our ability to pay dividends, make loans, incur indebtedness, grant liens on our property, engage in certain mergers and acquisitions, dispose of assets and engage in certain transactions with our affiliates. Borrowing availability under our current credit facility is based on the value, from time to time, of certain of our accounts receivable, inventory, and equipment. As a result, these restrictions may prevent us from being able to borrow sufficient funds under our current credit facility to meet our future capital needs, and alternate financing on terms acceptable to us may not be available.

If our liquidity would remain constrained for more than a temporary period, we may need to either delay certain strategic growth projects or access higher cost capital markets in order to fund our projects, which may adversely affect our financial results.

Our required capital expenditures may exceed our estimates.

Our capital expenditures were $11.8 million in 2007, primarily including improvements to our manufacturing facilities and equipment to be utilized in our service business. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies. We may not have the capital to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete.

Our financial results could be adversely affected by the continued idling of one of our reactivation facilities.

In January 2006, we announced the temporary idling of our reactivation facility in Blue Lake, California. It is our intention to resume operation of the plant in the future as market conditions warrant it. If management should determine not to restart the plant, operating results would be adversely affected by impairment charges.

Declines in the operating performance of one of our business segments could result in an impairment of the segment’s goodwill.

As of December 31, 2007, we had consolidated goodwill of approximately $27.8 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. For the year ended December 31, 2006, we recorded a $6.9 million impairment charge associated with our UV equipment reporting unit, principally as a result of the fourth quarter decision by the Federal Court of Canada, which found that our patent for the use of UV light to prevent infection from Cryptosporidium in drinking water is invalid. As a result, our estimate of future royalty income used in determining the fair value of the reporting unit declined substantially from the prior year. A decline in the operating performance of any of our business segments or sale of a business at an amount less than book value could result in a goodwill impairment charge which could have a material effect on our financial results.

Delays in enactment of new state or federal regulations could restrict our ability to reach our strategic growth targets and lower our return on invested capital.

Our strategic growth initiatives are reliant upon more restrictive environmental regulations being enacted for the purpose of making water and air cleaner and safer. If stricter regulations are delayed or are not enacted or enacted but subsequently repealed or amended to be less strict, or enacted with prolonged phase-in periods, our sales growth targets could be adversely affected and our return on invested capital could be reduced.

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

The Company has also anticipated increased demand for powdered activated carbon products beginning in 2009 that would be driven by the EPA's Clean Air Mercury Rule, which established an emissions trading system to reduce mercury emissions from coal-fired power plants by approximately 70% over a 10 year period. On February 8, 2008, the United States Circuit Court of Appeals for the District of Columbia vacated the Clean Air Mercury Rule. Additional appeals, litigation, and regulatory proceedings could defer implementation of another EPA mercury reduction regulation for years, although any such regulation could be substantially more stringent, leading to higher than expected demand for the Company's products at a later date. Even if adoption of a new Clean Air Mercury Rule is delayed indefinitely by the legal and regulatory process, existing federal and state laws and regulations, as well as federal legislation introduced in response to the Court of Appeals decision and new litigation, could result in substantially more stringent regulation, resulting in higher-than expected demand for the Company's products, within the near future. The Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

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

Activated carbon is utilized in various applications as a cost-effective solution to solve customer problems. If other competitive technologies, such as membranes, ozone and UV, are advanced to the stage in which such technologies could cost effectively compete with activated carbon technologies, we could experience a decline in net sales, which could adversely affect our financial results.

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

We operate multiple facilities, and source product from strategic partners who operate facilities, which are close to water or in areas susceptible to earthquakes. An unplanned shutdown at any of our or our strategic partners’ facilities for more than a temporary period as a result of a hurricane, typhoon, earthquake or other natural disaster, or as a result of fire, explosions, war, terrorist activities, political conflict or other hostilities, could significantly affect our ability to meet our demand requirements, thereby resulting in lost sales and profitability in the short-term or eventual loss of customers in the long-term. In addition, a prolonged planned shutdown of any of our production facilities due to a change in business conditions could result in impairment charges that could have an adverse impact on our financial results.

An example of an unplanned shutdown of one of our production facilities was the shutdown of our Pearl River facility in Pearlington, Mississippi due to damage caused by Hurricane Katrina in August 2005. The plant did not become operational again until November 2005 and was not operating again at full capacity until January 2006. Certain customer shipments were either delayed or cancelled during the plant outage, the consequences of which adversely affected us during 2006. We estimated our pre-tax business interruption losses during 2005 and 2006 to be approximately $4.4 million in the aggregate due to the effect of the unplanned shutdown of the Pearl River facility.

We hold a variety of patents that give us a competitive advantage in certain markets. An inability to defend those patents from competitive attack could have an adverse effect on both current results and future growth targets.

From time to time in the course of our business, we have to address competitive challenges to our patented technology. Following protracted litigation in multiple jurisdictions, the U.S. Court of Appeals for the Federal Circuit held that our process patents for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water thereby concluding this case (the “UV patents”) are invalid in the United States. On March 3, 2008, the Supreme Court of Canada held that our Canadian UV patents are invalid, thereby concluding this case. We did not appeal the ruling in the United States. A German trial court has found that a competitor infringed our UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light. The Company appealed the decision relating to low pressure ultraviolet light. The competitor did not appeal. Oral argument is scheduled for September 2008. The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of administrative proceedings in Germany. The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

With the exception of 2007, we have incurred significant legal fees and expenses in recent years litigating these matters. For example, legal expenses related to these patent litigation matters totaled approximately $4.7 million in 2006 and $3.9 million in 2005. We may be required to incur additional significant legal expenses to defend our intellectual property in the future.

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

Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties. Costs may be incurred in complying with such laws and regulations. Each of our domestic production facilities require permits and licenses issued by local, state and federal regulators which regulate air emissions and water discharges. These permits are subject to renewal and, in some circumstances, revocation. International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage. Additional costs may be incurred if environmental remediation measures are required. In addition, the discovery of contamination at any of our current or former sites or at locations at which we disposed of waste may expose us to cleanup obligations and other damages. For example, the Company received a Notice of Violation (“NOV”) from the U.S. EPA in January 2007 and from the Kentucky Department of Environmental Protection in July 2007. While the Company is attempting to resolve these matters, an unfavorable result could have a significant adverse impact on financial results. If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters.

Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.

We have manufacturing facilities and sales offices in Europe, China, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow. Political factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, increased regulation and quotas, tariffs and other protectionist measures. Approximately 85% of our sales in 2007 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

We face risks in connection with compliance with Sarbanes-Oxley Section 404 and any other related remedial measures that we may undertake.

During 2006, the Company had identified and subsequently remediated a material weakness in its internal controls. If we are unable to effectively remediate any other material weaknesses or significant deficiencies in internal control over financial reporting that are identified in the future and to assert that disclosure controls and procedures including internal control over financial reporting are effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation. In addition, we may be required to incur additional costs including but not limited to the hiring of additional personnel to improve our existing internal control system.

We have significant domestic and foreign net operating tax loss and credit carryforwards which, if they are not utilized, would have an adverse effect on our financial results.

As of December 31, 2007, we had $13.1 million of deferred tax assets associated with net operating loss carryforwards (“NOLs”) and tax credit carryforwards that were generated from both our domestic and foreign operations. We have established a valuation reserve of $6.2 million for these deferred tax assets that are not deemed more likely than not to be realized. If we do not meet our projections of profitability in the future, we may not be able to realize these NOLs or tax credits, and we may be required to record an additional valuation allowance, which would adversely affect our financial results. In addition, if some or all of these NOLs or tax credits expire, they will not be available to offset our tax liability.

Our ability to utilize our NOLs and certain other tax attributes may be limited.

As of December 31, 2007, we had NOLs of approximately $0.5 million for federal income tax purposes and approximately $61.4 million for state income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs existing at that time could be limited.

We may not have sufficient funds necessary to settle conversion of our convertible notes due in 2036 or to purchase the convertible notes upon a fundamental change or other purchase date, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Upon conversion of the convertible notes, we will be required to pay a settlement amount in cash and shares of our common stock, if any, based upon a 25 trading-day observation period. In addition, on August 15, 2011, August 15, 2016 and August 15, 2026, holders of the notes may require us to purchase their notes. Holders may also require us to purchase their notes upon a fundamental change. A fundamental change may also include an event of default, and result in the effective acceleration of the maturity of our then-existing indebtedness under our current credit facility or other indebtedness we may have in the future.

We may not have sufficient financial resources, or may not be able to arrange financing, to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the notes tendered by the holders in cash. Our ability to pay the settlement amount in cash, or the purchase price or fundamental change purchase price for the notes in cash will be subject to limitations we may have in our credit facilities, or any other indebtedness we may have in the future. If the notes are converted or we are required to purchase them, we may seek the consent of our lenders or attempt to refinance our debt, but there can be no assurance that we will be able to do so. At December 31, 2007, the conversion option was triggered based on the trading price of our common stock. As such, the note holders have the right to convert their notes to cash and common stock. Unless we have made alternative financing arrangements, a portion of the convertible debt will be considered current.

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

The fundamental change provisions in our convertible notes may delay or prevent an otherwise beneficial takeover attempt of our company.

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

Item 1b. Unresolved Staff Comments:

None.

Item 2. Properties:

The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Feluy, Belgium; Grays, United Kingdom; Datong, China; and Columbus, Ohio. The Company leases one production facility in each of the following locations: Pittsburgh, Pennsylvania; Houghton Le Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; and Tianjin, China. The Company’s 49% owned joint venture; Calgon Mitsubishi Chemical Corporation has one facility in Fukui, Fukui Prefecture, Japan. The Company also leases twenty warehouses, service centers, and sales office facilities. Of these, eighteen are located in the United States and one each in the United Kingdom and Canada. Six of the United States facilities are located in Pittsburgh, Pennsylvania and one each in the following locations: Downingtown, Pennsylvania; Providence, Rhode Island; Rockdale, Illinois; Santa Fe Springs, California; Houston, Texas; Marlton, New Jersey; Stockton, California; South Point, Ohio; Huntington, West Virginia; Ironton, Ohio; Wurtland, Kentucky; and Sulphur, Louisiana. The facility in the United Kingdom is located in Ashton-in-Makerfield. The Canadian facility is located in Richmond Hill, Ontario.

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

The Blue Lake plant, located near the city of Eureka, California occupies approximately two acres. The primary operation at the plant includes reactivation of spent granular activated carbons for the Activated Carbon and Service segment. This plant has been temporarily idled since December 2005.

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

The Pittsburgh, Pennsylvania Engineered Solutions plant is a 37,500 sq. ft. production facility located on Neville Island. The primary focus of this facility is the manufacture of UV and Ion Exchange (ISEP®) equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment. This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV and ISEP® systems.

The Feluy plant occupies a site of approximately 21 acres located 30 miles south of Brussels, Belgium. Operations at the plant include both the reactivation of spent granular activated carbons and the grinding of granular activated carbons into powdered activated carbons for the Activated Carbon and Service segment.

The Grays plant occupies a three-acre site near London, United Kingdom. Operations at the plant include the reactivation of spent granular activated carbons for the Activated Carbon and Service segment.

The Ashton-in-Makerfield plant occupies a 1.6 acre site, 20 miles west of Manchester, United Kingdom. Operations at the plant include the impregnation of granular activated carbons for the Activated Carbon and Service segment. The plant also has the capacity to finish coal-based or coconut-based activated carbons.

The Houghton Le Spring plant, located near the city of Newcastle, United Kingdom, occupies approximately two acres. Operations at the plant include the manufacture of woven and knitted activated carbon textiles and their impregnation and lamination for the Consumer segment.

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

Item 3. Legal Proceedings:

The Company purchased the common stock of Advanced Separation Technologies Incorporated (AST) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court for the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. A jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million on January 26, 2007 which has not been recorded in operations as of December 31, 2007. After the Court denied all post-trial motions, including the defendants’ motion for a new trial and the Company’s motion for the award of prejudgment interest, all parties appealed to the United States Circuit Court of Appeals for the Third Circuit. The parties settled the case in January 2008 when the defendants agreed to pay the Company $9.25 million. This sum was received in February 2008.

Following protracted litigation in multiple jurisdictions, the U.S. Court of Appeals for the Federal Circuit held that the Company’s process patents for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water (the “UV patents”) are invalid in the United States. On March 3, 2008, the Supreme Court of Canada held that the Company’s Canadian UV patents are invalid, thereby concluding this case. The Company did not appeal the ruling in the United States and the Canadian ruling concluded the litigation. In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan worldwide immunity from all current and future legal action related to the Company’s UV patents. In 2007, a German trial court found that a competitor infringed the Company’s UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light. The Company appealed the decision relating to low pressure light. The competitor did not appeal. Oral argument is scheduled in this case for September 2008. The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of pending administrative proceedings in Germany. The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

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

Item 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

COMMON SHARES AND MARKET INFORMATION

Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,345 registered shareholders at December 31, 2007.

Quarterly Common Stock Price Ranges and Dividends

	2007			2006
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	9.52	5.43	-	8.69	5.50	-
Second	12.20	7.37	-	7.94	5.45	-
Third	14.74	10.30	-	6.14	4.15	-
Fourth	16.96	11.64	-	6.53	4.35	-

The Company did not declare or pay any dividends in 2007 and 2006. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Facility contains covenants which include limitation on the ability to declare or pay cash dividends or make other restricted payments, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed $6.0 million in the aggregate during any fiscal year if certain conditions are met.

The information appearing in Item 12 of Part III below regarding common stock issuable under the Company’s equity compensation plans is incorporated herein by reference.

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

The graph below compares the yearly change in cumulative total shareholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Composite Index and a Peer Group. The Company believes that its core business consists of purifying air, water and other products. As such, the Company uses a comparative peer group benchmark. The companies included in the group are BHA Group Holdings Inc. (2003-2004), Cuno, Inc.(2003-2005), Ionics, Inc. (2003-2005) , Clarcor, Inc., Donaldson Co. Inc., Esco Technologies Inc., Flanders Corp., Lydall, Inc., Millipore Corp., and Pall Corp. BHA Group Holdings Inc., Cuno, Inc., and Ionics, Inc. were acquired during the time period between 2003 and 2007. The data for these companies is included from the year 2003 until the point at which they were acquired and their common stock ceased to be publicly traded.

*Assumes that the value of the investment in Calgon Carbon Common Stock and the index and Peer Group was $100 on December 31, 2002 and that all dividends are reinvested.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2007	—	—	—	—
November 1 – November 30, 2007	1,531	$15.00	—	—
December 1 – December 31, 2007	—	—	—	—

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued. Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Calgon Carbon Corporation

(Dollars in thousands, except per share data)	2007(1)	2006	2005	2004(2)	2003
Income Statement Data:
Net sales	$351,124	$316,122	$290,835	$295,877	$253,178
Income (loss) from continuing operations	$15,453	$(9,012)	$(10,507)	$3,968	$3,810
Income (loss) from continuing operations per common share, basic	$0.39	$(0.23)	$(0.27)	$0.10	$0.10
Income (loss) from continuing operations per common share, diluted	$0.31	$(0.23)	$(0.27)	$0.10	$0.10
Cash dividends declared per common share	$-	$-	$0.09	$0.12	$0.12

Balance Sheet Data (at year end):
Total assets	$348,140	$322,364	$347,868	$363,898	$302,195
Long-term debt	$12,925	$74,836	$83,925	$84,600	$53,600
(1)	Excludes $62.5 million of debt which is classified as current. See Note 9 to the Consolidated Financial Statements for further information.
(2)	Includes the February 2004 acquisition of Waterlink Specialty Products

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview
In 2007, the Company reported net income of $15.3 million or $0.31 per diluted share, as compared to a net loss of $7.8 million, or $(0.20) per diluted share for 2006. Net sales increased 11.1% to $351.1 million for 2007 from $316.1 million for 2006. Selling, general and administrative expenses decreased 1.1% as compared to 2006, which was primarily attributable to a decline in litigation expenses as a result of the substantial completion of the Company’s UV patent cases and anti-dumping petitions related to steam activated carbon imports from China.

A final determination regarding the anti-dumping ruling (the “Ruling”), as described in the Company’s Form 8-K filed on March 30, 2007, was issued by the International Trade Commission (“ITC”) on March 29, 2007. The final anti-dumping duties will be imposed for at least five years. The imposition of the anti-dumping duties led to price increases during 2007 that significantly contributed to the overall profit improvement.

Results of Operations

2007 Versus 2006

Continuing Operations:
Consolidated net sales increased in 2007 compared to 2006 by $35.0 million or 11.1%. Sales increased in the Activated Carbon and Service segment by $30.3 million or 11.4%. The increase was primarily due to higher pricing for certain activated carbon products and services. Increased demand as well as higher pricing in the industrial process and environmental air treatment markets of $3.9 million and $15.5 million, respectively, also contributed to the increase. Foreign currency translation had a positive impact of $8.3 million. Sales in the Equipment segment increased approximately $3.4 million or 9.1%. The increase was principally due to higher demand for the Company’s UV and municipal odor equipment of approximately $5.0 million collectively. Partially offsetting this increase was a decrease in demand for traditional carbon adsorption equipment of $1.2 million. Foreign currency translation had a positive impact of $0.2 million. Sales for the Consumer segment increased by $1.2 million or 9.5% due to higher demand for activated carbon cloth and the positive impact of foreign currency translation of $0.8 million. The total sales increase for all segments attributable to the effect of foreign currency translation was $9.3 million.

Net sales less cost of products sold, as a percent of net sales, was 31.0% in 2007 compared to 25.1% in 2006, an increase of 5.9%. The increase was primarily from the Activated Carbon and Service segment which was 31.0% in 2007 versus 23.8% in 2006, an increase of 7.2%. The increase was principally due to higher pricing of certain activated carbon products and service. The Equipment segment was 27.7% in 2007 versus 29.9% in 2006, a 2.2% decline which was primarily related to an increase in manufacturing related costs. The Consumer segment reported 39.8% in 2007 versus 38.0% in 2006, an increase of 1.8% primarily due to volume for higher value activated carbon cloth. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization decreased by $1.7 million or 8.9% in 2007 as compared to 2006 primarily due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses decreased by $0.7 million or 1.1% in 2007. The decline was primarily due to a decrease in litigation expense of $6.9 million which was principally related to the substantial completion of the Company’s UV patent cases and anti-dumping petition for steam activated carbon imports from China. Partially offsetting this decrease was an increase in employee related expenses of $1.1 million, $0.6 million of bad debt expense, and $3.3 million of professional service fees principally related to accounting, tax, and Sarbanes-Oxley compliance and planning projects. The 2006 period included a $1.3 million reduction related to the change in estimate of the Company’s environmental liabilities assumed in the 2004 Waterlink acquisition. On a segment basis, selling, general and administrative expenses increased in 2007 by approximately $2.9 million in the Activated Carbon and Service segment which was primarily related to higher employee related expenses. The 2006 period included the aforementioned $1.3 million reduction in the Company’s environmental liabilities. Selling, general and administrative expenses for the Equipment segment decreased by approximately $3.6 million primarily due to decreased litigation expense related to the substantial completion of the UV patent cases and was comparable for the Consumer segment year over year.

Research and development expenses decreased by $0.5 million or 12.9%. The decrease was primarily due to a reduction in employee related expenses.

The gain from insurance settlement of $8.1 million in 2006 related to the claim for damage to the Company’s Pearlington, Mississippi plant which was caused by Hurricane Katrina in 2005.

The Company recorded a $6.9 million impairment charge in 2006 related to the goodwill associated with the Company’s UV reporting unit of its Equipment segment which is more fully described in Note 7 to the financial statements.

Interest income increased in 2007 versus 2006 by $0.9 million or 106.2% primarily as a result of the Company’s higher cash balance carried throughout 2007.

Interest expense decreased in 2007 versus 2006 by $0.5 million or 7.8% as a result of lower average borrowing levels and lower average interest rates paid on the Company’s borrowings in 2007 versus 2006.

Other expense - net decreased in 2007 versus 2006 by $0.8 million or 34.8% primarily due to the write-off of deferred financing fees associated with the Company’s former credit facility that occurred in 2006.

Income tax expense from continuing operations for 2007 was $7.8 million as compared to a tax benefit of $2.7 million for 2006. The effective tax rate for 2007 was 36.7% compared to a rate of 22.4% for 2006. The overall increase in tax expense was caused by pre-tax earnings in 2007 compared to the pre-tax loss incurred in 2006. The effective tax rate in 2006 was significantly impacted by a non-deductible goodwill charge which caused the Company’s 2006 effective tax rate to differ from the U.S. Federal statutory rate of 35% by 17.1%. During 2007, the overall tax rate did not differ significantly from the Federal statutory rate.

In part due to an overall foreign loss, the Company is unable to use its foreign tax credits and has recorded a valuation allowance related to them which, on a net basis, caused the overall tax rate to increase by 4.9% in 2007. In addition, the Company received a dividend from its Japanese joint venture which increased the tax rate by 3.5%. The Company’s rate was lower than the U.S. statutory rate by 3.4% because of lower statutory tax rates in its foreign jurisdictions. The Company also benefited from other deferred tax rate adjustments in 2007.

Equity in income of equity investments increased in 2007 versus 2006 by $1.7 million. The increase was principally due to lower cost of products sold and a favorable mix for products sold by the Company’s joint venture with Calgon Mitsubishi Chemical Corporation in Japan.

Discontinued Operations:
Loss from discontinued operations was $0.2 million as compared to income from discontinued operations of $1.2 million in 2006. The 2006 results include a $1.7 million gain, net of tax, related to the 2006 sales of the Company’s Charcoal/Liquid and Solvent Recovery businesses.

2006 Versus 2005

Consolidated net sales increased in 2006 compared to 2005 by $25.3 million or 8.7%. Sales increased in the Activated Carbon and Service segment by $23.3 million or 9.6%. The increase was primarily due to increased sales of activated carbon to the Company’s joint venture, Calgon Mitsubishi Chemical Corporation, of $4.9 million as well as higher demand for carbon and service products in the world-wide environmental water treatment and food markets of $7.6 million and $2.8 million, respectively. Also contributing to this increase was higher demand in the potable water market in the U.S. and Europe and in the industrial process market in Asia and Europe of $3.6 million and $1.7 million, respectively. Higher prices for certain carbon and service products also contributed to the increase. Foreign currency translation had a positive impact of $1.3 million. Sales in the Equipment segment increased $1.0 million or 2.8%. The increase was principally due to higher demand for traditional carbon adsorption equipment for municipal and industrial applications. Foreign currency translation had a positive impact of $0.1 million. Sales for the Consumer segment increased by $0.9 million or 7.7% due to higher demand for both activated carbon cloth of $0.4 million and PreZerve® products of $0.5 million. The total sales increase for all segments attributable to the effect of foreign currency translation was $1.5 million.

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

Selling, general and administrative expenses increased by $2.5 million or 4.1% in 2006. The increase was primarily due to an increase in litigation expenses of $3.5 million which mainly related to the Company’s UV patent cases and anti-dumping duty petitions. Partially offsetting this increase was a decrease due to the change in the estimate of the Company’s environmental liabilities assumed in the Waterlink acquisition of approximately $1.3 million. On a segment basis, selling, general and administrative expenses increased in 2006 by approximately $2.5 million in the Activated Carbon and Service segment and decreased in the Consumer segment by approximately $1.1 million. The year over year changes are primarily due to a redistribution of the corporate overhead allocation that occurred as a result of the 2006 divestiture of the Charcoal/Liquid business combined with increased litigation expense for the Activated Carbon and Service segment relating to the anti-dumping duty petitions. Selling, general and administrative expenses for the Equipment segment increased by approximately $1.1 million primarily due to the litigation expenses relating to the UV patent cases.

Research and development expenses decreased by $0.3 million or 5.7%. The decrease was primarily due to a reduction in operating supplies utilized in research and development efforts.

The Company recorded a gain of $8.1 million in 2006 versus a loss of $1.0 million in 2005 as a result of costs recovered in its insurance settlement for damages sustained by Hurricane Katrina at its Pearl River plant which is more fully described in Note 2 to the financial statements.

The Company recorded a $6.9 million impairment charge in 2006 related to the goodwill associated with the Company’s UV reporting unit of its Equipment segment which is more fully described in Note 7 to the financial statements. The impairment charge for the year 2005 of $2.2 million resulted from the Company’s decision to cancel the construction of a reactivation facility on the U.S. Gulf Coast and to suspend the construction of such a facility for the foreseeable future.

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

Other expense - net in 2006 was comparable to 2005.

The effective income tax rate for 2006 was a benefit of 22.4%, or $2.7 million on a pre-tax loss from continuing operations of $12.0 million. The statutory federal income tax rate of 35%, which would have resulted in a tax benefit of $4.2 million, was reduced by several factors, the most significant of which is the goodwill impairment. Of the total goodwill impairment of $6.9 million, 84% cannot be deducted for income tax purposes in the foreign jurisdiction to which it is attributable, reducing the tax benefit by $2.0 million. Other factors reducing the tax benefit and the effective tax rate include the tax rate differential on foreign income ($0.7 million or 5.9%) and foreign tax credits ($0.1 million or 1.0%). Partially offsetting these reductions were higher tax benefits resulting from state income taxes ($0.6 million or 5.2%) and from the extraterritorial income exclusion ($0.6 million or 4.8%), as well as the reversal of tax contingency accruals due to legal statutes expiring during the year ($0.5 million or 3.8%).

The effective tax rate for 2005 was a benefit of 49.8%, or $9.7 million on a pre-tax loss from continuing operations of $19.5 million. The tax benefit of $6.8 million at the 35% statutory rate was increased by $2.2 million, or 11.1% due to the reversal of tax contingency accruals from the expiration of legal statutes during the year. Also contributing to the recognition of higher tax benefits were state income taxes ($0.7 million or 3.4%) and foreign tax credits ($0.4 million or 2.0%).

The change in the effective tax rate between 2006 and 2005 was driven by two primary factors: 2006 goodwill impairment and higher reversals of tax contingency accruals in 2005. The 2006 goodwill impairment reduced the 2006 effective tax rate by 17.1%. Because the 2005 impairment charge relates to the cancellation of a construction project, it is deductible for tax purposes and does not impact the effective tax rate. In 2005, the $2.2 reversal of tax contingency accruals due to legal statutes expiring during the year increased the effective tax rate by 11.1% compared to a rate increase of 3.8% in 2006 on reversals of $0.5 million. Also contributing to the change in the effective tax rate were the effects of rate differentials on foreign income, extraterritorial income exclusion, and foreign tax credits. In 2006, the extraterritorial income exclusion increased the tax benefit rate by 4.8%. In 2005, an adjustment of the benefit previously recognized reduced the 2005 benefit to less than $.1 million. Because this benefit was phased out, no further extraterritorial income exclusion was recorded in 2007.

Equity in income (loss) of equity investments increased in 2006 versus 2005 by $1.0 million. The increase is due to a non-recurring charge of $1.9 million incurred in 2005 related to the shutdown of a carbon production facility in Japan owned and operated by the joint venture, Calgon Mitsubishi Chemical Corporation, partially offset by higher cost of sales for the joint venture in 2006 due to an unfavorable sales mix.

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

Working Capital and Liquidity
Cash flows provided by operating activities were $29.4 million for the year ended December 31, 2007 as compared to cash flows used in operating activities of $5.8 million for the year ended December 31, 2006. The $35.2 million increase was primarily due to improved operating results of $23.1 million, decreased pension contributions of $3.6 million and a $2.9 million increase in operating working capital (exclusive of debt). The 2006 period included non-cash impairment and restructuring charges of $7.7 million and gains from the sales of assets of $6.7 million and a gain on insurance settlement of $8.1 million.

Total debt, net of currency translation adjustments, increased during the year by $2.1 million at December 31, 2007. The increase was primarily the result of the addition of short-term debt of $1.5 million related to the Company’s operations in China and is more fully described in Note 9. The additional borrowings were used to finance normal working capital and capital expenditure activities.

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

The Notes can be converted under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after September 30, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day in the measurement period was less than 103% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the Offering Memorandum. On or after June 15, 2011, holders may convert their Notes at any time prior to the maturity date. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value (as described herein) calculated on a proportionate basis for each day of the 25 trading-day observation period.

For the period ended December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended December 31, 2007. As a result, as of December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of December 31, 2007, the Company is required to reclassify as a current liability, that portion of the Notes that can not be refinanced on a long-term basis under the Company’s Credit Facility as provided for by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” which was $65.0 million at December 31, 2007.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through December 31, 2007, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. During 2007, the Company recorded interest expense of $4.5 million, of which $3.9 million related to the Notes and $0.6 million related to the amortization of the discount. The Company incurred issuance costs of $1.5 million which have been deferred and are being amortized over a five year period.

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

As of the year ended December 31, 2007, the carrying amount of assets pledged as collateral was $51.1 million. The carrying amount as of the year ended December 31, 2007 for domestic, U.K., and Belgian borrowers were $41.2 million, $5.3 million, and $4.6 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of the year ended December 31, 2007, total availability was $34.5 million. Availability as of the year ended December 31, 2007 for domestic, U.K., and Belgian borrowers was $30.4 million, $4.1 million, and zero, respectively.

The Company can issue letters of credit up to $20.0 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at December 31, 2007 totaled $16.6 million.

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

The Credit Facility contains a number of affirmative and negative covenants. For the period ended December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended December 31, 2007. As a result, as of December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert could be an event of default of the Credit Facility. Included in the Credit Facility is a provision for up to $10.0 million where Notes can be converted up to that amount and classified as long-term debt as the Company has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of December 31, 2007.

Management cannot be assured that, after the December 31, 2007 audited financial statements have been provided to the lenders, there will not be any violation in future periods of the covenants contained in the Credit Facility. Although not currently anticipated by the Company, the tendering by holders of a substantial portion of the Notes as described above would increase the risk of violation of the financial covenant related to the fixed charge coverage ratio due to the increased borrowing under the Credit Facility.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. The Company is contractually obligated to make monthly, quarterly, and semi-annual interest payments on its outstanding debt agreements. At December 31, 2007, the weighted average effective interest rate was 5.93% and long-term borrowings totaled $12.9 million. The Company is also required to make minimum funding contributions to its pension plans which are estimated at $6.2 million for the year ended December 31, 2008. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2007.

	Due in
(Thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Short-term debt	$1,504	$-	$-	$-	$-	$-	$1,504
Current portion of long-debt*	-	-	-	65,000	-	-	65,000
Long-term debt	-	2,925	-	10,000	-	-	12,925
Interest on Notes	3,750	3,750	3,750	2,369	-	-	13,619
Operating leases	3,733	3,009	2,409	1,921	1,798	4,711	17,581
Unconditional purchase obligations**	21,925	20,725	19,202	16,659	1,575	1,838	81,924
Total contractual cash obligations	$30,912	$30,409	$25,361	$95,949	$3,373	$6,549	$192,553
*The 2011 maturity excludes debt discount of $2,493. This amount is classified as currently payable at December 31, 2007. See Note 9.
**Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $12.6 million, pertaining to the tax liability related to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”), has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any significant long-term employment agreements.

The Company does not have any special-purpose entities or off-balance sheet financing arrangements except for the operating leases disclosed above as well as indemnities and guarantees disclosed in Note 18.

The Company maintains qualified defined benefit pension plans (the “Qualified Plans”), which cover substantially all non-union and certain union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $2.4 million and $6.4 million for the years ended December 31, 2007 and 2006, respectively.

The fair value of the Company’s Qualified Plan assets has increased from $81.6 million at December 31, 2006 to $88.9 million at December 31, 2007. During the year ended December 31, 2007, the Company funded its Qualified Plans with $7.8 million in contributions. The Company expects that it will be required to fund the Qualified Plans with approximately $6.2 million in contributions for the year ending December 31, 2008.

The Company did not declare or pay any dividends in 2007. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flow and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Facility contains covenants which include limitations on its ability to declare or pay cash dividends or make other restricted payments, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed $6.0 million in the aggregate during any fiscal year if certain conditions are met.

As of December 31, 2007, the holders of the Company’s Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of December 31, 2007, the Company is required to reclassify as a current liability, that portion of the Notes that can not be refinanced on a long-term basis under the Company’s Credit Facility as provided by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.” The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements.

The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a stand alone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s credit facility. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows, cash on hand, and borrowings will adequately support each of the segments cash needs.

Capital Expenditures and Investments
Capital expenditures were $11.8 million in 2007, $12.9 million in 2006, and $16.0 million in 2005. Expenditures for 2007 primarily included $8.4 million for improvements to manufacturing facilities and $3.3 million for customer capital. Expenditures for 2006 primarily included $9.3 million for improvements to manufacturing facilities, $2.2 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and $1.0 million for customer capital. Capital expenditures for 2008 are projected to be approximately $52.0 million which includes approximately $20.0 million related to the planned re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review, in accordance with SFAS No. 144, of the plant’s assets having a net book value of $1.5 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in the future as market conditions warrant it. If management should determine not to re-start the plant, operating results would be adversely affected by impairment charges.

The 2005 cash outflow for the purchase of a business of $0.9 million, as shown on the statement of cash flows, represents the Company’s acquisition of the additional 20% interest of Datong Carbon Corporation of $0.7 million and $0.2 million related to the joint venture that was formed with C. Gigantic Carbon Corporation.

Other cash flows from investing activities include the receipt of $21.3 million in 2006 for the sale of the Charcoal/Liquid and Solvent Recovery businesses and the 2006 receipt of $4.6 million in connection with the insurance settlement for damage caused to the Company’s Pearlington, Mississippi plant by Hurricane Katrina. Proceeds for sales of property, plant and equipment totaled $0.5 million in 2007 compared to $1.2 million in 2006 and $1.4 million in 2005.

Critical Accounting Policies
Management of the Company has evaluated the accounting policies used in the preparation of the financial statements and related footnotes and believes the policies to be reasonable and appropriate. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates, and actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company’s financial statements at any given time. Despite these inherent limitations, management believes that Management’s
Discussion and Analysis (“MD&A”) and the financial statements and related footnotes provide a meaningful and fair perspective of the Company.

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

Inventories
The Company’s inventories are carried at the lower of cost or market. The Company provides for inventory obsolescence based upon a review of specific products that have remained unsold for a prescribed period of time. If the market demand for various products softens, additional allowances may be required.

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

The Company tests goodwill for impairment at least annually by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.

On November 14, 2006, the Federal Court of Canada found that the Company’s patent for the use of UV light to prevent infection from Cryptosporidium in drinking water was invalid. As a result, the Company’s estimate of future royalties used in determining the fair value of the UV reporting unit as of December 31, 2006 declined substantially from the prior year resulting in goodwill impairment of $6.9 million. This impairment represents the difference between the implied fair value of goodwill for the UV reporting unit and the carrying value of the goodwill before recognition of the impairment.

The following table summarizes the relevant assumptions used for determining the fair value for each of the significant reporting units at December 31, 2007 and 2006:

	Discount Rate		Capitalization Rate		Compound Annual Growth Rate
Reporting Unit	2007	2006	2007	2006	2007	2006
Activated Carbon and Service Segment:
Americas/Asia	15.0%	13.0%	12.0%	10.0%	3.0%	3.0%
Europe	15.0%	13.0%	12.0%	10.0%	3.0%	3.0%
Equipment Segment:
ISEP®	15.0%	14.5%	12.0%	11.5%	3.0%	14.0%
UV	17.0%	16.5%	14.0%	13.5%	20.2%*	19.0%*
*Represents compound annual growth rate used for the discrete projection period, which was 5 years for all reporting units except for the UV reporting unit. Discrete projections for 10 years were used for the UV reporting unit to enable growth from recent government regulations to subside to a normalized long-term rate. The aforementioned government regulations, which were published in the Federal Register in January 2006, require water municipalities to install an abatement process to remove certain harmful bacteria from drinking water.

The discount rates used in the 2007 impairment analysis for all reporting units increased due to an overall increase in the Company’s stock beta as well as for the inherent market risk related to the Equipment segment. The capitalization rate represents the difference between the discount rate and the long-term growth rate. Management re-evaluated its growth assumption for the ISEP® reporting unit in 2007 in accordance with the ISEP® strategic plan. As a result of this process, the Company concluded that a 3% compound annual growth rate was appropriate at December 31, 2007.

Additional assumptions used in the analysis include the following:

•	Revenue assumptions were based on the Company’s historical performance and anticipated market conditions and the Company’s strategy thereto. These assumptions varied among reporting units.
•	Gross profit generally is expected to increase as revenues improve in most reporting units.
•	Operating expenses are expected to increase in absolute dollars but decrease as a percentage of revenues.
•	Depreciation expense is expected to increase as capital expenditures increase over the most recent five-year trend.
•	An effective tax rate of 40% was used for all reporting units.

Except as noted above, the assumptions used for the 2007 impairment analysis were consistent with those used for the 2006 analysis.

The following table shows the impact on the fair value of each significant reporting unit of (a) a 1% decrease in revenues and costs and (b) a 1% increase in the discount rate:

(Dollars in Thousands)	Fair Value at December 31, 2007
Reporting Unit	Impairment Analysis	If 1% Decrease in Revenues/Costs	If 1% Increase in Discount Rate	Carrying Value of Unit
Activated Carbon and Service Segment:
Americas/Asia	$267,832	$258,186	$248,719	$134,361
Europe	78,188	75,115	72,276	53,761
Equipment Segment:
ISEP®	12,545	12,177	11,790	6,273
UV	12,030	10,781	10,233	10,053

The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives. In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

Pensions
The Company maintains Qualified Plans which cover substantially all non-union and certain union employees in the United States and Europe. Pension expense, which totaled $2.4 million in 2007 and $6.4 million in 2006, is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on our Qualified Plans’ assets, which range from 6.45% to 8.00%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. The Company also considered the historical performance of its benchmark portfolio over the trailing ten and fifteen year period of 7.03% and 9.53%, respectively, as the best indicator of expected future performance. The Company also considered its historical 10-year compounded return which ranges from 5.65% to 7.27%. The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of 75.0% with equity managers and 25.0% with fixed-income managers. The European Qualified Plans’ assets are based on an asset allocation assumption of 41.1% with equity managers, 44.4% with fixed-income managers, and 14.5% with other investments. Because of market fluctuation, the Company’s actual U.S. asset allocation as of December 31, 2007 was 74.3% with equity managers, 25.1% with fixed-income managers, and 0.6% with other investments. The Company’s actual European asset allocation as of December 31, 2007 was 41.7% with equity managers, 42.2% with fixed-income managers, and 16.1% with other investments. The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company continues to believe that the range of 6.45% to 8.00% is a reasonable long-term rate of return on its Qualified Plans assets. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from a range of 4.45% to 5.60% at December 31, 2006 to a range of 4.89% to 5.93% at December 31, 2007. The Company estimates that its pension expense for the Qualified Plans will approximate $3.3 million in 2008. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

A sensitivity analysis of the projected incremental effect of a hypothetical 1 percent change in the significant assumptions used in the pension calculations is provided in the following table:
	Hypothetical Rate
	Increase (Decrease)
	U.S. Plans		European Plans
(Thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities at December 31, 2007	$11,624	$(10,024)	$7,308	$(5,429)
Pension Costs for the year ended December 31, 2007	$514	$(587)	$327	$(261)
Indexation
Pension liabilities at December 31, 2007	$-	$-	$(753)	$829
Pension Costs for the year ended December 31, 2007	$-	$-	$(45)	$65
Expected return on plan assets
Pension costs for the year ended December 31, 2007	$625	$(625)	$215	$(213)
Compensation
Pension liabilities at December 31, 2007	$(1,098)	$1,129	$(1,384)	$2,115
Pension costs for the year ended December 31, 2007	$(210)	$220	$(274)	$314

Income Taxes
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating tax positions. As described in Note 14, on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, or a lapse of a tax statute. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company is subject to varying statutory tax rates in the countries where it conducts business. Fluctuations in the mix of the Company’s income between countries result in changes to the Company’s overall effective tax rate.

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits. As of December 31, 2007, the Company had recorded a net deferred tax asset of $14.3 million, of which $13.1 million (before consideration of a $6.2 million valuation allowance) represents tax benefits from foreign and domestic operating loss and credit carryforwards. Approximately 80% of the net benefit for the operating loss and credit carryforwards relates to: (a) federal operating loss carryforwards, which do not begin to expire until 2025, (b) state operating loss carryforwards, of which 90% will not expire until 2018 or later; (c) federal alternative minimum tax credits which do not expire; and(d) foreign tax credits which can be carried forward 10 years and expire from 2009 through 2017. The remaining 20% relates to foreign operating loss carryforwards, which generally have unlimited carryforward periods but may be subject to limitations based on specific types of income. Generally, the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of these tax benefits. However, the Company has recorded a valuation allowance of $5.9 million related to foreign tax credits of $9.1 million to reduce these tax credit carryforwards to an amount more likely than not to be realized.

The Company based its conclusions on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions. Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods. Such unusual and non-recurring items include the effects of discontinued operations, legal fees or settlements associated with specific litigation matters, pension curtailment costs, and restructuring costs. For the three-year period ended December 31, 2007, the Company’s normalized historical performance on a cumulative basis, indicated a profit, which supports the likelihood of future federal taxable income. The Company’s projections of future taxable income for state purposes consider known events, such as the passage of legislation or expected occurrences, and do not reflect a general growth assumption. Certain major assumptions affecting the income projections relate to government standards, which impact the entire industry. Government regulations passed in 2005 are expected to expand market opportunities in both the UV market and the mercury removal market. Also, effective in 2007, the Department of Commerce notified the Company that tariffs ranging from 62% to 228% were imposed on all steam activated carbon products imported from China. The imposition of duties has favorably affected its markets. Incorporation of these known or pending events into the projections of future taxable income results in significant growth in the near term. While management believes the risks associated with these events not occurring may be low, the ultimate impact of the events on the Company’s taxable income remains uncertain. For example, if the Company is unable to achieve its projected share of the expanded markets resulting from government regulations or anti-dumping duties, the Company’s projected future taxable income may not be realized. For the 15-year period beginning in 2012, which generally represents the period after the impact of the known or pending events has stabilized, the compound annual growth rate of projected taxable income is less than 5%. The Company’s projections do not include income from the reversal of deferred tax liabilities. The Company believes that its assumptions and the resulting projections are reasonable and fully support the recognized deferred tax assets associated with state net operating loss and credit carryforwards.

Approximately 77% of the Company’s deferred tax assets, or $23.1 million, represent temporary differences associated with pensions, accruals, goodwill, and other assets. Over 60% of the Company’s deferred tax liabilities of $15.7 million at December 31, 2007 relate to property, plant and equipment. These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting. The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. This law repealed an export tax benefit, provided for a 9% deduction on U.S. manufacturing income, and allowed the repatriation of foreign earnings at a reduced rate for one year, subject to certain limitations. The Company did not benefit from the manufacturing deduction in 2007 due to the Company’s net operating loss carryforwards.

The AJCA also reduced the Federal Income tax rate to 5.25 percent on earnings distributed from non-U.S. based subsidiaries for a one-year period. In 2005, the Company repatriated a total of $4.9 million from two of its wholly owned subsidiaries ($1.7 million from Calgon Carbon Canada, Inc. and $3.2 million from Chemviron Carbon Ltd.). The current income tax included in the 2005 income tax provision for this repatriation is $0.3 million. The Company has not changed its policy of permanent reinvestment under APB No. 23 due to this one-time repatriation of earnings.

Litigation
The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. The Company will continue to evaluate all legal matters as additional information becomes available. Reference is made to Note 18 of the financial statements for a discussion of litigation and contingencies.

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company has chosen not to elect the fair value option under SFAS No. 159 for financial assets and liabilities as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except as it relates to nonrecurring fair value measurements of non-financial assets and liabilities for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that the adoption will not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company will adopt SFAS No. 160 as required and expects that the adoption will not have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk
In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products. Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly. Based on the estimated 2008 usage of coal and natural gas, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in a pre-tax loss (or gain) of $1.2 million and $0.2 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices. The future commitments under these long-term contracts, which provide economic hedges, are disclosed within Note 10 to the Financial Statements. The value of the cash-flow hedges for natural gas is disclosed in Note 17 to the Financial Statements.

Interest Rate Risk
The Company’s current and long-term debt is based on fixed rates, rates that float with the Euro Dollar, or prime, and the carrying value approximates fair value. The Company’s senior convertible notes, which represent the majority of the Company’s outstanding debt balance at December 31, 2007, are based on a fixed rate and therefore would not be subject to interest rate risk. A hypothetical change of 10% in the Company’s effective interest rate from year-end 2007 would not result in a material change to interest expense.

Foreign Currency Exchange Risk
The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars. The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures. At December 31, 2007, nine foreign currency forward exchange contracts were outstanding. A hypothetical 10% strengthening (or weakening) of the U.S. dollar, British Pound Sterling, Canadian Dollar, and Euro at December 31, 2007 would result in a pre-tax loss (or gain) of approximately $0.3 million. The foreign currency forward exchange contracts purchased during 2007 have been accounted for according to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness. Based on this evaluation, management believes that, as of December 31, 2007, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears below.

Changes in Internal Control
There have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in the Report of Management.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
March 14, 2008

FINANCIAL STATEMENTS - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) (a subsidiary) for the year ended December 31, 2005, which statements reflect total revenues constituting 12 percent of consolidated total revenues for the year ended December 31, 2005. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Chemviron UK, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007, the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006 and the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 14, 2008

FINANCIAL STATEMENTS - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chemviron Carbon Limited

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Chemviron Carbon Limited and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Chemviron Carbon Limited and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Manchester, United Kingdom
April 24, 2007

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2007	2006	2005
Net sales	$341,508	$306,770	$286,421
Net sales to related parties	9,616	9,352	4,414
Total	351,124	316,122	290,835
Cost of products sold (excluding depreciation)	242,273	236,673	215,330
Depreciation and amortization	17,248	18,933	21,042
Selling, general and administrative expenses	61,348	62,003	59,547
Research and development expenses	3,699	4,248	4,506
(Gain) loss from insurance settlement (Note 2)	-	(8,072)	1,000
Goodwill impairment charge (Note 7)	-	6,940	-
Gulf Coast impairment charge	-	-	2,158
Restructuring charges	-	7	412
	324,568	320,732	303,995
Income (loss) from operations	26,556	(4,610)	(13,160)
Interest income	1,695	822	719
Interest expense	(5,508)	(5,977)	(4,891)
Other expense - net	(1,441)	(2,209)	(2,138)
Income (loss) from continuing operations before income taxes and equity in income (loss) of equity investments	21,302	(11,974)	(19,470)
Income tax provision (benefit) (Note 14)	7,826	(2,676)	(9,688)
Income (loss) from continuing operations before equity in income (loss) of equity investments	13,476	(9,298)	(9,782)
Equity in income (loss) of equity investments, net	1,977	286	(725)
Income (loss) from continuing operations	15,453	(9,012)	(10,507)
Income (loss) from discontinued operations, net (Note 4)	(166)	1,214	3,091
Net income (loss)	15,287	(7,798)	(7,416)
Other comprehensive income (loss), net of tax provision (benefit) of $3,449, $2,752, and ($3,019), respectively	6,703	9,238	(9,811)
Comprehensive income (loss) (2006 restated)	$21,990	$1,440	$(17,227)

Basic income (loss) from continuing operations per common share	$.39	$(.23)	$(.27)

Income from discontinued operations per common share	$-	$.03	$.08
Basic net income (loss) per common share	$.39	$(.20)	$(.19)
Diluted income (loss) from continuing operations per common share	$.31	$(.23)	$(.27)

Income from discontinued operations per common share	$-	$.03	$.08
Diluted net income (loss) per common share	$.31	$(.20)	$(.19)
Weighted average shares outstanding, in thousands
Basic	39,788	39,927	39,615
Diluted	50,557	39,927	39,615

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Calgon Carbon Corporation

	December 31
(Dollars in thousands)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$30,304	$5,631
Receivables, net of allowance for losses of $2,834 and $1,981	55,195	53,239
Receivables from related parties	2,353	1,797
Revenue recognized in excess of billings on uncompleted contracts	7,698	7,576
Inventories	81,280	70,339
Deferred income taxes – current	9,246	5,761
Other current assets	3,602	4,369
Total current assets	189,678	148,712
Property, plant and equipment, net	105,512	106,101
Equity investments	8,593	6,971
Intangibles, net	7,760	8,521
Goodwill	27,845	27,497
Deferred income taxes – long-term	6,419	20,225
Other assets	2,333	4,337
Total assets	$348,140	$322,364
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$39,436	$36,614
Billings in excess of revenue recognized on uncompleted contracts	3,727	2,516
Accrued interest	1,461	1,440
Payroll and benefits payable	9,182	6,533
Accrued income taxes	1,944	8,423
Short-term debt	1,504	-
Current portion of long-term debt	62,507	-
Total current liabilities	119,761	55,526
Long-term debt	12,925	74,836
Deferred income taxes – long-term	1,361	1,679
Accrued pension and other liabilities	41,844	42,450
Total liabilities	175,891	174,491
Commitments and contingencies (Notes 10 and 18)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 43,044,318 and 42,550,290 shares issued	430	425
Additional paid-in capital	77,299	70,345
Retained earnings	104,936	94,035
Accumulated other comprehensive income	17,008	10,305
	199,673	175,110
Treasury stock, at cost, 2,827,301 and 2,802,448 shares	(27,424)	(27,237)
Total shareholders’ equity	172,249	147,873
Total liabilities and shareholders’ equity	$348,140	$322,364

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$15,287	$(7,798)	$(7,416)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Gain on insurance settlement	-	(8,072)	-
Gain from divestitures	-	(6,719)	-
Depreciation and amortization	17,248	18,935	22,062
Non-cash impairment and restructuring charges	-	7,728	2,976
Equity in (income) loss from equity investments	(1,977)	(286)	725
Distributions received from equity investments	739	-	254
Employee benefit plan provisions	3,076	3,285	4,046
Stock-based Compensation	2,887	1,309	-
Deferred income tax expense (benefit)	3,196	(973)	(6,284)
Changes in assets and liabilities–net of effects from purchase of businesses and foreign exchange:
(Increase) decrease in receivables	(1,098)	3,232	4,273
Increase in inventories	(9,559)	(1,508)	(13,009)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	287	2,800	2,787
Decrease in restructuring reserve	-	(293)	(498)
Increase (decrease) in accounts payable and accrued liabilities	5,390	(6,631)	5,346
Pension contributions	(7,787)	(11,395)	(4,532)
Other items–net	1,724	601	2,110
Net cash provided by (used in) operating activities	29,413	(5,785)	12,840
Cash flows from investing activities
Purchase of businesses (net of cash)	-	-	(856)
Proceeds from divestitures	-	21,265	-
Property, plant and equipment expenditures	(11,789)	(12,855)	(15,996)
Proceeds from insurance settlement for property and equipment	-	4,595	-
Proceeds from disposals of property, plant and equipment	513	1,205	1,356
Net cash (used in) provided by investing activities	(11,276)	14,210	(15,496)
Cash flows from financing activities
Issuance of debt obligations	1,504	71,911	-
Reductions of debt obligations	-	-	(75)
Revolving credit facility borrowings (repayments), net	-	(81,000)	(600)
Treasury stock purchased	(187)	(108)	-
Common stock dividends	-	-	(3,555)
Common stock issued	3,090	464	3,050
Excess tax benefit from stock-based compensation	942	-	-
Net cash provided by (used in) financing activities	5,349	(8,733)	(1,180)
Effect of exchange rate changes on cash	1,187	493	502
Increase (decrease) in cash and cash equivalents	24,673	185	(3,334)
Cash and cash equivalents, beginning of year	5,631	5,446	8,780
Cash and cash equivalents, end of year	$30,304	$5,631	$5,446

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Calgon Carbon Corporation

							Treasury Stock
(Dollars in thousands)	Common Shares Issued	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumlated Other Comprehensive Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2004	41,958,933	$420	$65,523	$112,804	$16,253	$195,000	2,787,258	$(27,129)	$167,871
2005
Net loss	-	-	-	(7,416)	-	(7,416)	-	-	(7,416)
Employee and director stock plans	500,800	5	3,466	-	-	3,471	-	-	3,471
Common stock dividends Cash ($0.06 per share)	-	-	-	(3,555)	-	(3,555)	-	-	(3,555)
Translation adjustments, net of tax	-	-	-	-	(4,799)	(4,799)	-	-	(4,799)
Additional minimum pension liability, net of tax	-	-	-	-	(4,856)	(4,856)	-	-	(4,856)
Unrecognized loss on derivatives, net of tax	-	-	-	-	(156)	(156)	-	-	(156)
Balance, December 31, 2005	42,459,733	$425	$68,989	$101,833	$6,442	$177,689	2,787,258	$(27,129)	$150,560

2006
Net loss	-	-	-	(7,798)	-	(7,798)	-	-	(7,798)
Translation adjustments, net of tax	-	-	-	-	4,644	4,644	-	-	4,644
Additional minimum pension Liability, net of tax (See Note 13)	-	-	-	-	4,790	4,790	-	-	4,790
Unrecognized loss on derivatives, net of tax	-	-	-	-	(196)	(196)	-	-	(196)
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of tax (See Note 14)	-	-	-	-	(5,375)	(5,375)	-	-	(5,375)
Employee and director stock plans	90,557	-	1,356	-	-	1,356	-	-	1,356
Treasury stock purchased	-	-	-	-	-	-	15,190	(108)	(108)
Balance, December 31, 2006	42,550,290	$425	$70,345	$94,035	$10,305	$175,110	2,802,448	$(27,237)	$147,873

2007
Net income	-	-	-	15,287	-	15,287	-	-	15,287
Translation adjustments, net of tax	-	-	-	-	2,557	2,557	-	-	2,557
Unrecognized gain on derivatives, net of tax	-	-	-	-	498	498	-	-	498
Employee Benefit plans, net of tax (See Note 13)	-	-	-	-	3,648	3,648	-	-	3,648
Cumulative effect adjustment due to the adoption of FIN 48, (See Note 14)	-	-	-	(4,386)	-	(4,386)	-	-	(4,386)
Employee and director stock plans	494,028	5	6,954	-	-	6,959	-	-	6,959
Treasury stock purchased	-	-	-	-	-	-	24,853	(187)	(187)
Balance, December 31, 2007	43,044,318	$430	$77,299	$104,936	$17,008	$199,673	2,827,301	$(27,424)	$172,249

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Accounting Policies

Operations
Calgon Carbon Corporation (the “Company”) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams. The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer. Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment relies on activated carbon as a base material, while the Equipment segment relies on a variety of other methods and materials which involve other products in addition to activated carbon. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services. The Company’s largest markets are in the United States, Europe, and Japan. The Company also markets in Africa, Canada, India, Latin America, and Asia.

Principles of Consolidation
The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada, Inc., Chemviron Carbon Ltd., Calgon Carbon Investments Inc., Solarchem Environmental Systems Inc., Charcoal Cloth (International) Ltd., Charcoal Cloth Ltd., Advanced Separation Technologies Inc., Calgon Carbon (Tianjin) Co. Ltd., Datong Carbon Corp., Calgon Carbon Asia Ltd., Waterlink UK Holdings Ltd., Sutcliffe Croftshaw Ltd., Sutcliffe Speakman Ltd., Sutcliffe Speakman Carbons Ltd., Lakeland Processing Ltd., and Sutcliffe Speakmanco 5 Ltd. The Company has a 49% ownership stake in a joint venture with Mitsubishi Chemical Corporation named Calgon Mitsubishi Chemical Corporation (CMCC). CMCC is accounted for in the Company’s financial statements under the equity method. In May 2005, the Company formed a joint venture company with C. Gigantic Carbon. The joint venture company was named Calgon Carbon (Thailand) Ltd. and is 20% owned by the Company which is accounted for in the Company’s financial statements under the equity method. Intercompany accounts and transactions have been eliminated. Certain of the Company’s international operations in Europe are owned directly by the Company and are operated as branches.

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

Revenue Recognition
Revenue and related costs are recognized when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable and collection is reasonably assured. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage-of-completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage-of-completion method; however, due to uncertainties inherent in the estimation process, it is possible that estimated project costs at completion could vary from estimates. The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is computed on the straight-line method over the estimated service lives of the assets, which are from 10 to 30 years for land improvements and buildings, 5 to 30 years for furniture, and machinery and equipment, 10 to 15 years for customer capital, 5 to 15 years for transportation equipment, and 5 to 10 years for computer hardware and software.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

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

Income Taxes
As described in Note 14, on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.3 million. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision (benefit).

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company assesses its ability to realize deferred tax assets based on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions. Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods. Such unusual and non-recurring items include the effects of discontinued operations, legal fees or settlements associated with specific litigation matters, pension curtailment costs, and restructuring costs. The Company’s projections of future taxable income consider known events, such as the passage of legislation or expected occurrences, and do not reflect a general growth assumption. Such projections do not include taxable income from the reversal of deferred tax liabilities. The Company’s estimates of future taxable income are reviewed annually or whenever events or changes in circumstances indicate that such projections should be modified.

No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries because these earnings are deemed permanently invested or otherwise indefinitely retained for continuing international operations. These earnings would become subject to income tax if they were remitted as dividends, were loaned to the Company or a U.S. affiliate, or if the Company were to sell its stock in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

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

On December 31, 2006, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires recognition of the funded status of a benefit plan on the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from gains and losses in the current period. See Note 13 for additional disclosures including the effects of adoption.

Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding during the period. Potential dilutive common shares are determined using the treasury stock method. Under the treasury stock method, exercise of options is assumed at the beginning of the period when the average stock price during the period exceeds the exercise price of outstanding options and common shares are assumed issued. The proceeds from exercise are assumed to be used to purchase common stock at the average market price during the period. The incremental shares to be issued are considered to be the potential dilutive common shares outstanding. The treasury stock method is also used for the Company’s convertible senior notes when the average stock price exceeds the conversion price.

Cash and Cash Equivalents
The Company considers all highly liquid, short-term investments made with an original maturity of three months or less to be cash equivalents.

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

Labor Agreements
Collective bargaining agreements cover approximately 32% of the Company’s labor force at December 31, 2007 under agreements which expire in 2008, 2009, and 2010. However, the Company’s contract with the United Steelworkers for the Company’s Neville Island plant located in Pittsburgh, Pennsylvania terminated on February 29, 2008 following two extensions of the expiring agreement which covers approximately 22% of the bargaining unit labor force. The Company is operating this facility with its salaried employees and temporary replacement workers until a new agreement is reached.

Stock-Based Compensation
The Company has various stock-based compensation plans which are described more fully in Note 12. Through December 31, 2005, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations. No stock-based compensation cost was reflected in net income for stock options at the date of grant, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Deferred compensation for restricted stock under the Company’s stock-based compensation plans was charged to equity when the restricted stock was granted and expensed over the vesting period as contingencies of the restricted stock grant were met and adjusted if not met.

The Company adopted SFAS No. 123(R), “Share-based Payments” (“SFAS 123 (R)”), on January 1, 2006 using the modified prospective application method. See further discussion in Note 12. Under this transaction method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested, as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures). Compensation cost in the future will also include stock-based payments granted subsequent to January 1, 2006 (based on grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). Results for prior periods have not been restated. In accordance with SFAS No. 123(R), compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. The Company corrected its adoption presentation of SFAS No. 123(R) in 2007 by reclassifying its December 31, 2006 deferred compensation of $0.5 million to additional paid in capital.

The following pro forma information is provided for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the fair value recognition provision of SFAS No. 123 had been applied to stock-based compensation prior to January 1, 2006:

(Dollars in thousands except per share data)	Year Ended December 31, 2005
Net loss
As reported	$(7,416)
Stock-based employee compensation Expense included in reported net loss, net of tax effect	256
Stock-based compensation at fair value, net of tax effects	(769)
Pro forma net loss	$(7,929)
Net loss per common share
Basic and diluted
As reported	$(.19)
Pro forma	$(.20)

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with high credit quality financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk with its largest customer receivable comprising less than 4% of total receivables as of December 31, 2007.

Fair Value of Financial Instruments Excluding Derivative Instruments
The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents and long-term debt as well as accounts receivable and accounts payable. The fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value because of the short-term maturity of the instruments. See Note 9 for a discussion of the fair value of the Company’s debt.

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS No. 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company has chosen not to elect the fair value option under SFAS No. 159 for financial assets and liabilities as of December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except as it relates to nonreccuring fair value measurements of non-financial assets and liabilities for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157 as required for the fiscal year 2008 and expects that the adoption will not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the income statement should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company will adopt SFAS No. 160 as required and expects that the adoption will not have a material impact on its financial position or results of operations.

2. Gain or Loss on Insurance Settlement
In August 2005, the Company’s plant located in Pearlington, Mississippi was damaged by Hurricane Katrina, and the Company recorded $1.0 million of non-reimbursable expense in the year ended December 31, 2005. In accordance with FIN No. 30, “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” the Company wrote off the net book value of the destroyed inventory and property totaling $1.8 million. The replacement value of the inventory and property exceeded its net book value by approximately $4.9 million, which was recorded as a gain on insurance settlement in the year ended December 31, 2006. The Company also settled its business interruption insurance claim with its insurance company for $3.8 million. This amount, net of costs related to business interruption of $0.6 million, was recorded as a gain on insurance settlement in the year ended December 31, 2006.

3. Restructuring of Operations
On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan. The plan included the closure of two small manufacturing facilities, the divestiture of two non-core businesses, and the elimination of approximately 70 employee positions globally. All activities related to these components of the re-engineering plan other than the divestitures were completed by year-end 2005. The divestitures were completed in 2006. At December 31, 2007, the Company has no remaining restructuring reserves.

The restructuring charges for the years ended December 31, 2007, 2006, and 2005 were:

	December 31
(Thousands)	2007	2006	2005
Pension curtailment charge	$-	$-	$215
Closure of manufacturing facilities	$-	$7	$197
Total	$-	$7	$412

4.	Discontinued Operations

The Company’s financial statements for all periods presented were impacted by activities relating to the divestiture of two of the Company’s businesses.

On February 4, 2005, the Company’s Board of Directors approved a re-engineering plan. The plan included the divestiture of two non-core businesses in order to allow the Company to focus on its core activated carbon and service related businesses.

The Company reclassified the following businesses from continuing operations to discontinued operations for all periods presented: Charcoal/Liquid in Bodenfelde, Germany and Solvent Recovery in Columbus, Ohio; Vero Beach, Florida; and Ashton, United Kingdom. The Charcoal/Liquid and Solvent Recovery businesses were reported in the Company’s Consumer and Equipment segments, respectively.

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”). The facility includes the production of charcoal for consumer use and liquids that are recovered during charcoal production. The products are sold to retail and industrial markets. The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional 4.25 million Euros could be received contingent upon the business meeting certain earnings targets over the next three years. No contingent consideration was received for the years ended December 31, 2007 and 2006. During the year ended December 31, 2006, the Company recorded a pre-tax gain of $4.8 million or $1.7 million, net of tax, on the sale of the Charcoal/Liquid divestiture.

On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. ("MEGTEC”), a subsidiary of Sequa Corporation. The Solvent Recovery unit provides turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis. The sale price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable. The transaction was also subject to a pre-tax working capital adjustment of $0.4 million, which management finalized and recorded in the fourth quarter of 2006. For the year ended December 31, 2007, the Company recorded a loss of $0.2 million, net of tax, related to an indemnity claim. During the year ended December 31, 2006, the Company recorded a pre-tax gain of $63 thousand or $41 thousand, net of tax, on the sale of the Solvent Recovery business.

The following table details selected financial information for the businesses included within the discontinued operations in the Condensed Consolidated Statements of Operations and Retained Earnings:

	Charcoal/Liquid			Solvent Recovery
	Year Ended December 31			Year Ended December 31
(Dollars in thousands)	2007	2006	2005	2007	2006	2005
Net sales	$-	$1,375	$30,037	$-	$2,775	$13,916
Income (loss) from operations	-	(589)	2,973	-	(161)	1,709
Other income (expense)-net	-	4,715	44	(302)	63	-
Income (loss) before income taxes	-	4,126	3,017	(302)	(98)	1,709
Provision (benefit)for income taxes	45	2,848	1,044	(91)	(34)	591
Income (loss) from discontinued operations	$45	$1,278	$1,973	$(211)	$(64)	$1,118

5. Inventories

	December 31
(Thousands)	2007	2006
Raw materials	$22,321	$16,587
Finished goods	58,959	53,752
Total	$81,280	$70,339

Inventories at December 31, 2007 and 2006 are recorded net of reserves of $1.6 million and $1.4 million, respectively, for obsolete and slow-moving items.

6. Property, Plant and Equipment

	December 31
(Thousands)	2007	2006
Land and improvements	$13,381	$12,960
Buildings	29,361	28,247
Machinery, equipment and customer capital	314,453	296,433
Computer hardware and software	18,897	18,874
Furniture and vehicles	8,274	7,812
Construction-in-progress	10,045	11,631
	394,411	375,957
Less accumulated depreciation	(288,899)	(269,856)
Net	$105,512	$106,101

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 totaled $15.5 million, $17.2 million, and $19.1 million, respectively.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review, in accordance with SFAS No. 144 of the plant’s assets having a net book value of $1.5 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in the future as market conditions warrant it. If management should determine not to restart the plant, operating results would be adversely affected by impairment charges.

Repair and maintenance expenses were $7.9 million, $7.8 million, and $9.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

7. Goodwill and Other Identifiable Intangible Assets

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

The following is a table showing the results of the annual impairment tests at December 31, 2007 and 2006:

(Dollars in Thousands)
	At December 31, 2007			At December 31, 2006
Reporting Unit	Fair Value of Unit	Carrying Value of Unit	Carrying Value of Goodwill	Fair Value of Unit	Carrying Value of Unit	Carrying Value of Goodwill
Activated Carbon and Service Segment:
Americas/Asia	$267,832	$134,361	$16,768	$187,000	$141,740	$16,768
Europe	78,188	53,761	4,344	56,800	43,306	4,288
Equipment Segment:
ISEP® equipment (ISEP®)	12,545	6,273	4,419	22,900	4,668	4,419
Ultraviolet light equipment (UV)	12,030	10,053	2,254	14,445	9,222	1,962
Consumer Segment	N/A	N/A	60	N/A	N/A	60
Total			$27,845			$27,497

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

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006 are as follows:

(Dollars in Thousands)	Activated Carbon and Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2006	$20,534	$13,280	$60	$33,874
Impairment	-	(6,940)	-	(6,940)
Foreign currency translation	522	41	-	563
Balance as of December 31, 2006	21,056	6,381	60	27,497
Foreign currency translation	56	292	-	348
Balance as of December 31, 2007	$21,112	$6,673	$60	$27,845

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2007 and 2006, respectively:

	December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(877)	$492
Customer Relationships	17.0 Years	9,323	30	(4,743)	4,610
License Agreement	5.0 Years	500	-	(416)	84
Product Certification	7.9 Years	1,682	-	(625)	1,057
Unpatented Technology	20.0 Years	2,875	-	(1,358)	1,517
Total	16.0 Years	$15,749	$30	$(8,019)	$7,760

	December 31, 2006
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(793)	$576
Customer Relationships	17.0 Years	9,323	11	(3,596)	5,738
License Agreement	5.0 Years	500	-	(317)	183
Product Certification	7.9 Years	665	-	(321)	344
Unpatented Technology	20.0 Years	2,875	-	(1,195)	1,680
Total	16.0 Years	$14,732	$11	$(6,222)	$8,521

For the years ended December 31, 2007, 2006, and 2005, the Company recognized $1.8 million, $1.7 million, and $1.9 million, respectively, of amortization expense related to intangible assets for continuing operations. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2008	$1,571
2009	$1,299
2010	$1,155
2011	$847
2012	$257

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31,
	2007	2006	2005

Beginning Balance	$1,133	$1,028	$1,184
Payments and replacement product	(293)	(184)	(468)
Additions to warranty reserve for warranties issued during the period	366	476	515
Change in the warranty reserve for pre-existing warranties	(83)	(187)	(203)
Ending Balance	$1,123	$1,133	$1,028

9. Borrowing Arrangements

Long-Term Debt	December 31
(Thousands)	2007	2006
Convertible Senior Notes	$75,000	$75,000
Industrial revenue bonds	2,925	2,925
Total	77,925	77,925
Less current portion of long-term debt (net of debt discount)	(62,507)	-
Less debt discount	(2,493)	(3,089)
Net	$12,925	$74,836

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036(the “Notes”) and entered into a new revolving credit facility (the “Credit Facility”). The Company used $68.4 million of the net proceeds from its offering of the Notes to fully repay indebtedness under the Company’s prior revolving credit facility. Accordingly, all parties completed their obligations under the Amended and Restated Credit Agreement, dated as of January 30, 2006. The material terms of the Notes and the Credit Facility are described below.

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

The Notes can be converted under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after September 30, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading-day period (the “measurement period”) in which the trading price per Note for each day in the measurement period was less than 103% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such day; or (3) upon the occurrence of specified corporate transactions described in the Offering Memorandum. On or after June 15, 2011, holders may convert their Notes at any time prior to the maturity date. Upon conversion, the Company will pay cash and shares of its common stock, if any, based on a daily conversion value (as described herein) calculated on a proportionate basis for each day of the 25 trading-day observation period.

For the period ended December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended December 31, 2007. As a result, as of December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of December 31, 2007, the Company is required to reclassify as a current liability, that portion of the Notes that can not be refinanced on a long-term basis under the Company’s Credit Facility as provided for by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” which was $65.0 million at December 31, 2007.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through December 31, 2007, no contingent events have occurred.

The Company may not redeem the Notes before August 20, 2011. On or after that date, the Company may redeem all or a portion of the Notes at any time. Any redemption of the Notes will be for cash at 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, to, but excluding, the redemption date.

Holders may require the Company to purchase all or a portion of their Notes on each of August 15, 2011, August 15, 2016, and August 15, 2026. In addition, if the Company experiences specified types of fundamental changes (principally related to changes in control), holders may require it to purchase the Notes. Any repurchase of the Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest, including any additional interest, to, but excluding, the purchase date.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. During 2007, the Company recorded interest expense of $4.5 million, of which $3.9 million related to the Notes and $0.6 million related to the amortization of the discount. The Company incurred issuance costs of $1.5 million which have been deferred and are being amortized over a five year period.

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

As of the year ended December 31, 2007, the carrying amount of assets pledged as collateral was $51.1 million. The carrying amount as of the year ended December 31, 2007 for domestic, U.K., and Belgian borrowers were $41.2 million, $5.3 million, and $4.6 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of the year ended December 31, 2007, total availability was $34.5 million. Availability as of the year ended December 31, 2007 for domestic, U.K., and Belgian borrowers were $30.4 million, $4.1 million, and zero, respectively. The Company can issue letters of credit up to $20.0 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at December 31, 2007 totaled $16.6 million.

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

The Credit Facility contains a number of affirmative and negative covenants. For the period ended December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended December 31, 2007. As a result, as of December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert could be an event of default of the Credit Facility. Included in the Credit Facility is a provision for up to $10.0 million where Notes can be converted up to that amount and classified as long-term debt as the Company has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of December 31, 2007.

Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2007 and 2006, respectively, bear interest at a variable rate and mature in May 2009. The interest rate as of December 31, 2007 was 3.51%. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 4.0 million euros which is secured by a U.S. letter of credit. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2007 and 2006. Bank guarantees of 0.9 million euros were issued as of December 31, 2007. The maturity date of this facility is December 15, 2008. Availability under this facility was 3.1 million euros at December 31, 2007.

United Kingdom Credit Facilities
The Company also maintains a United Kingdom unsecured bonds, guarantees and indemnities facility totaling 616,000 British Pound Sterling. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility. Bank guarantees of 611,924 British Pound Sterling were issued as of December 31, 2007.

Chinese Credit Facility
The Company maintains a Chinese credit facility totaling 11.0 million RMB or $1.5 million which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants. The maturity date of this facility is December 26, 2008. The facility was fully utilized at December 31, 2007.

Fair Value of Debt
At December 31, 2007, the Company had $75.0 million of fixed rate Senior Convertible Notes outstanding ($65.0 million classified as current). The fair value of these Notes at December 31, 2007 was $233.9 million. The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes. The remaining $2.9 million of long-term debt is based on prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at December 31, 2007 of $1.5 million in 2008, $2.9 million in 2009, and $75.0 million in 2011. See also the 5.00% Convertible Senior Notes due 2036 section related to the holders’ optional conversion as of December 31, 2007.

10. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $3.7 million in 2008, $3.0 million in 2009, $2.4 million in 2010, $1.9 million in 2011, and $6.5 million thereafter. Total rental expense on all operating leases was $5.7 million, $6.6 million, and $8.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Thousands)	2007	2006	2005
Raw and other materials	$22,145	$28,519	$26,101
Transportation	4,840	4,494	4,297
Information systems and services	2,386	2,503	2,427
Total payments	$29,371	$35,516	$32,825

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Thousands)	2008	2009	2010	2011	2012	Thereafter
Raw and other materials	$18,290	$17,108	$15,585	$15,084	$-	$-
Transportation	1,593	1,575	1,575	1,575	1,575	1,838
Information systems and services	2,042	2,042	2,042	-	-	-
Total contractual cash obligations	$21,925	$20,725	$19,202	$16,659	$1,575	$1,838

11. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of December 31, 2007, 11,300 shares have been purchased under this stock buy back program.

The Board of Directors adopted a new Stockholder Rights Plan in February 2005 designed to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their share or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders. The Plan awards one right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (“Acquiring Person”). If one of those events occurs, each holder of a right (with the exception of the acquiring person or group) will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other of the Company's securities) having a value equal to two times the exercise price of the right. The rights can be redeemed by the Board of Directors under certain circumstances, in which case the rights will not be exchangeable for shares.

12. Stock Compensation Plans

At December 31, 2007, the Company had two stock-based compensation plans that are described below.

Employee Stock Option Plan
The Company has an Employee Stock Option Plan for officers and other key employees of the Company which, as amended, authorizes grants of up to 8,238,640 shares of the Company’s common stock. Stock options may be “nonstatutory” or “incentive” with a purchase price of not less than 100% of the fair market value on the date of grant. “Incentive” stock options granted since 1986 become exercisable no less than six months after the date of grant and are no longer exercisable after the expiration of four to ten years from the date of grant. This Plan also permits awards of restricted shares, restricted performance shares, and stock appreciation rights.

Non-Employee Directors’ Stock Option Plan
The 1993 Non-Employee Directors’ Stock Option Plan, as last amended in 2005, provides for an annual grant on the day following the Annual Meeting of Stockholders of stock options equal to a Black-Scholes calculated value of $25,000 per Director on the date of grant. The options vest and become exercisable six months after the date of grant and, in general, expire ten years after the date of grant.

Prior to January 1, 2006, the Company accounted for awards granted under the aforementioned plans following the recognition and measurement principles APB No. 25 and related interpretations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method.

Stock-Based Compensation Expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

	Year Ended December 31,
(Dollars in thousands except per share data)	2007	2006
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$2,887	$1,309
Tax benefit	1,059	515
Decrease in net income	$1,828	$794

Decrease in basic income per share	$0.05	$0.02
Decrease in diluted income per share	$0.04	$0.02

In addition to the 2007 tax benefits of $1.1 million noted above, the Company also recorded a $0.9 million tax benefit related to certain stock options exercised in 2007. This benefit was recorded as a reduction to accrued income taxes with a corresponding increase to additional paid-in-capital.

In accordance with SFAS No. 123(R), compensation expense for stock options and stock appreciation rights (“SARs”) is recorded over the vesting period based on the fair value on the date of grant, as calculated by the Company using the Black-Scholes model and the assumptions listed below:

	Years Ended December 31
	2007	2006	2005
Average grant date exercise price per share of stock appreciation rights	-	$6.19	-
Average grant date exercise price per share of unvested awards - options	$7.89	$7.55	$7.51
Dividend yield	.00%	.00%	.70-1.79%
Expected volatility	33-34%	34-37%	37-46%
Risk-free interest rates	3.99-4.54%	3.62-5.20%	3.03-3.62%
Expected lives of options	3-6 years	3-6 years	5 years
Average grant date fair value per share of stock appreciation rights	-	$1.85	-
Average grant date fair value per share of unvested option awards	$3.25	$3.03	$2.81

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

Stock Option Activity
The following tables show a summary of the status and activity of stock options for the year ended December 31, 2007:

Employee Stock Option Plan:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at beginning of year	1,982,000	$6.69
Granted	91,900	8.30
Exercised	(374,100)	6.66
Canceled	(125,275)	8.07
Outstanding at December 31, 2007	1,574,525	$6.69	5.37	$14,161
Exercisable at December 31, 2007	1,437,650	$6.58	5.04	$13,655

The weighted-average grant-date fair value of employee stock options granted during the year ended December 31, 2007, 2006, and 2005 was $3.39 per share, $2.99 per share, and $3.14 per share or $0.3 million, $0.4 million, and $0.3 million, respectively. The total fair value of options vested during the year ended December 31, 2007, 2006, and 2005 was $3.08 per share, $2.70 per share, and $2.25 per share, or $0.3 million, $0.7 million, and $1.3 million, respectively.

Non-Employee Directors’ Stock Option Plan:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at beginning of year	510,257	$7.16
Granted	42,985	8.59
Exercised	(88,375)	6.84
Canceled	-	-
Outstanding at December 31, 2007	464,867	$7.35	5.32	$4,058
Exercisable at December 31, 2007	462,867	$7.33	5.30	$4,052

The weighted-average grant-date fair value of non-employee director stock options granted during the year ended December 31, 2007, 2006, and 2005 was $3.64 per share, $3.15 per share, and $2.99 per share, or $0.2 million, $0.2 million, and $0.1 million, respectively. The total fair value of options vested during the year ended December 31, 2007, 2006, and 2005 was $3.42 per share, $3.06 per share, and $2.99 per share, or $0.1 million, $0.2 million and $0.2 million, respectively.

During the year ended December 31, 2007, 2006, and 2005 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $3.0 million, $11 thousand, and $1.2 million, respectively. The total amount of cash received from the exercise of options was $3.1 million, $27 thousand, and $2.8 million, respectively.

Stock Awards
In accordance with SFAS No. 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Nonvested restricted and performance restricted stock granted to employees under the Company’s Employee Stock Option Plan is valued at the grant date fair value, which is the market price of the underlying common stock, and vest over service or performance periods that range from one to three years. Outstanding performance restricted stock awards, a type of award granted in 2005, vest in three tranches, subject to the Company’s satisfaction of certain performance criteria during 2005, 2006, and 2007. All of the 69,600 shares vested in March 2008.

Additionally, performance stock awards, based on Total Shareholder Performance (“TSR”), vest subject to the satisfaction of performance goals, at the end of a three-year performance period. The number of performance stock awards that are scheduled to vest is a function of TSR. Under the terms of the TSR performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank. The actual award payout is determined by multiplying the target award by the performance factor percentage based upon the Company’s percentile ranking and can vest at between zero and 200 percent of the target award. The initial grant-date fair value of the TSR performance stock is determined using a Monte Carlo simulation model. The grant-date fair value is expensed on a straight-line basis over the three-year performance period. The following significant assumptions were used:

	Years Ended December 31
	2007	2006
Dividend yield	.00%	.00%
Expected volatility	49-53%	45.6%
Risk-free interest rates	4.54-5.13%	4.69%
Performance period	3 years	3 years

The following table shows a summary of the TSR performance stock awards outstanding as of December 31, 2007:

	Unrecognized
TSR	Compensation
Performance	Fair Value	Expense	Minimum	Target	Maximum
Period	(in thousands)	(in thousands)	Shares	Shares	Shares
2006-2008	$784	$600	-	70,900	141,800
2007-2009	825	287	-	64,800	129,600

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2007:

	Performance Restricted Stock Awards	Restricted Stock Awards	TSR Performance Stock Awards (a)	Total	Weighted- Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2007	69,600	195,925	62,800	328,325	$6.48
Granted	-	339,280	72,900	412,180	5.80
Vested	-	(84,181)	-	(84,181)	6.38
Forfeited or expired	-	(15,258)	(11,150)	(26,408)	5.65
Nonvested at December 31, 2007	69,600	435,766	124,550	629,916	$5.97

(a)	The number of shares shown for the performance stock awards is based on the target number of share awards.

The following table presents information on performance restricted stock awards, restricted stock awards, and performance stock awards granted:

	2007	2006	2005
Number of shares granted	412,180	257,200	240,800
Weighted-average grant-date fair value per share	$5.80	$5.91	$7.10

Compensation expense related to nonvested stock awards totaled $2.5 million and $0.8 million for the years ended December 31, 2007 and 2006.

As of December 31, 2007, there was $3.0 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately three years.

13. Pensions

The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all of its pension plans.

The Company adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS No. 158, additional minimum pension liabilities (“AML”) and related intangible assets are no longer recognized. The provisions of SFAS No. 158 are to be applied on a prospective basis.

For U.S. plans, the incremental change due to the adoption of SFAS No. 158 at December 31, 2006 is as follows:

	Balance		Balance
	Prior to		After
	SFAS 158	SFAS 158	SFAS 158
(Thousands)	Adjustments	Adjustments	Adjustments
Intangible pension asset	$1,040	$(1,040)	$-
Accrued and minimum pension liability	$(12,626)	$(5,478)	$(18,104)
Accumulated other comprehensive income (loss), pre-tax	$2,494	$5,478	$7,972
Deferred tax assets	982	2,156	3,138
Accumulated other comprehensive income, net of tax	$1,512	$3,322	$4,834

For all U.S. plans, at December 31, 2007 and 2006 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2007 and the funded status as of December 31 of both years:

(Thousands)	2007	2006
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$79,888	$88,537
Service cost	1,070	2,459
Interest cost	4,664	4,884
Actuarial gain	(4,623)	(5,626)
Benefits paid	(2,207)	(2,227)
Settlement	(1,754)	(3,432)
Curtailment	(265)	(4,707)
Projected benefit obligations at December 31	76,773	79,888
Change in Plan Assets
Fair value of plan assets at January 1	61,784	51,488
Actual return on plan assets	2,516	6,742
Employer contributions	5,413	9,213
Settlement	(1,754)	(3,432)
Benefits paid	(2,207)	(2,227)
Fair value of plan assets at December 31	65,752	61,784
Funded status at December 31	$(11,021)	$(18,104)
Amounts recognized in the Balance sheet
Current liability - Accrued benefit cost	$(82)	$(82)
Noncurrent liability - Accrued benefit cost	(10,939)	(18,022)
Net amount recognized	$(11,021)	$(18,104)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Thousands)	2007	2006
Accumulated prior service cost	$1,142	$1,390
Accumulated net actuarial loss	4,208	6,582
Net amount recognized, before tax effect	$5,350	$7,972

The 2007 and 2006 settlements were the result of participants in the U.S. salaried plan receiving lump sums. The 2007 curtailment was as a result of the Company freezing the benefits under one of its bargaining unit plans as of April 30, 2007. The 2006 curtailment was as a result of the Company freezing the benefits under its U.S. salaried plan as of December 31, 2006 as well as a reduction in workforce that occured during the period.

The accumulated benefit obligation at the end of 2007 and 2006 was $72.0 million and $73.9 million, respectively.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2007	2006
Weighted average actuarial assumptions at December 31:
Discount rate	6.15%	5.86%
Rate of increase in compensation levels	4.00%	4.00%

The asset allocation for the Company’s pension plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category, follows:

	Target	Percentage of Plan Assets
	Allocation	at Year End
Asset Category	2008	2007	2006
Equity securities	75.0%	74.3%	73.5%
Debt securities	25.0	25.1	24.5
Other	-	0.6	2.0
Total	100.0%	100.0%	100.0%

The Company’s investment strategy is to earn the highest possible long-term total rate of return while minimizing the associated risk to ensure the preservation of the plan assets for the provision of benefits to participants and their beneficiaries. This is accomplished by active management of a diversified portfolio by fund managers, fund styles, asset types, risk characteristics and investment holdings.

Information about the expected cash flows for the U.S. pension plans follows:

Year (Thousands)	Pension Benefits
Employer contributions
2008	$3,660

Benefit Payments
2008	$3,382
2009	4,654
2010	4,794
2011	5,003
2012	5,138
2013 – 2017	30,781

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31
(Thousands)	2007	2006	2005
Service cost	$1,070	$2,459	$2,954
Interest cost	4,664	4,884	4,714
Expected return on assets	(4,994)	(4,375)	(4,154)
Prior service cost	248	303	459
Net amortization	351	842	634
Settlement	(122)	-	-
Curtailment	(265)	788	818
Net periodic pension cost	$952	$4,901	$5,425

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

Year Ended December 31
(Thousands)	2007
Curtailment effect	$265
Settlements	122
Current year actuarial gain	(2,410)
Amortization of actuarial loss	(351)
Amortization of prior service cost	(248)
Total recognized in other comprehensive income	$(2,622)
Total recognized in net periodic pension cost and other comprehensive income	$(1,670)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 are as follows:

Prior service cost	$242
Net actuarial loss	295
Total at December 31	$537

For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2007	2006	2005
Weighted average actuarial assumptions at December 31:
Discount rate	5.93%	5.60%	5.75%
Expected annual return on plan assets	8.00%	8.25%	8.50%
Rate of increase in compensation levels	4.00%	4.00%	3.22-4.00%

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 75% equity and 25% debt securities. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. While the Company’s historical 10-year compounded return of 5.65% is below 2007’s expected annual return on plan assets of 8.00%, the Company also strongly considered the fact that the 10 and 15 year average return on its benchmark portfolio was 7.03% and 9.53%, respectively.

For European plans, the change due to the AML and adoption of SFAS No. 158 at December 31, 2006 is as follows:

	Balance		Balance
	Prior to		After
	SFAS 158	SFAS 158	SFAS 158
(Thousands)	Adjustments	Adjustments	Adjustments
Intangible pension asset	$78	$(78)	$-
Accrued and minimum pension liability	$(14,344)	$(2,636)	$(16,980)
Accumulated other comprehensive income (loss), pre-tax	$2,284	$2,636	$4,920
Deferred tax assets	766	583	1,349
Accumulated other comprehensive income, net of tax	$1,518	$2,053	$3,571

For European plans, the following tables provide a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2007 and the funded status as of December 31 of both years:

(Thousands)	2007	2006
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$36,822	$34,322
Service cost	783	871
Interest cost	1,885	1,560
Employee contributions	192	176
Actuarial gain	(4,312)	(1,519)
Benefits paid	(1,519)	(1,185)
Curtailment	-	(1,044)
Foreign currency exchange rate changes	2,512	3,641
Projected benefit obligations at December 31	36,363	36,822
Change in Plan Assets
Fair value of plan assets at January 1	19,842	15,790
Actual return on plan assets	840	1,300
Employer contributions	2,374	2,182
Employee contributions	192	176
Benefits paid	(1,519)	(1,185)
Foreign currency exchange rate changes	1,414	1,579
Fair value of plan assets at December 31	23,143	19,842
Funded Status at December 31	$(13,220)	$(16,980)
Amounts recognized in the Balance sheet
Current liability – Accrued benefit cost	$(541)	$(244)
Noncurrent liability – Accrued benefit cost	(12,679)	(16,736)
Net amount recognized	$(13,220)	$(16,980)

Amounts recognized in Accumulated Other Comprehensive Income as of December 31 consist of:

(Thousands)	2007	2006
Accumulated net actuarial loss	$1,073	$4,751
Accumulated transition obligation	139	169
Net amount recognized, before tax effect	$1,212	$4,920

The 2006 curtailment is due to the reduction in workforce and future service years under the German plan as a result of the February 2006 divestiture of the Charcoal/Liquid business.

The accumulated benefit obligation at the end of 2007 and 2006 was $32.5 million and $33.1 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2007	2006
Weighted average actuarial assumptions at December 31:
Discount Rate	5.68%	4.89%
Rate of increase in compensation levels	4.29%	4.03%

The asset allocation for the Company’s European pension plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category, follows:

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2008	2007	2006
Equity Securities	41.1%	41.7%	68.5%
Debt Securities	44.4	42.2	29.2
Other	14.5	16.1	2.3
Total	100.0%	100.0%	100.0%

At the end of 2007 and 2006, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Projected Benefit Obligation		Accumulated Benefit
	Exceeds the Fair Value of		Obligation Exceeds the Fair
	Plan’s Assets		Value of Plan’s Assets
(Thousands)	2007	2006	2007	2006
Projected benefit obligation	$36,363	$36,822	$30,393	$32,131
Accumulated benefit obligation	$32,524	$33,127	$27,611	$29,267
Fair value of plan assets	$23,143	$19,842	$17,562	$15,491

Information about the expected cash flows for the European pension plans follows:

Year (Thousands)	Pension Benefits
Employer contributions
2008	$2,547

Benefit Payments
2008	$1,189
2009	1,484
2010	1,473
2011	1,800
2012	1,863
2013 – 2017	8,218

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31
(Thousands)	2007	2006	2005
Service cost	$783	$871	$864
Interest cost	1,885	1,560	1,583
Expected return on assets	(1,405)	(1,128)	(1,739)
Net amortization	157	226	820
Net periodic pension cost	$1,420	$1,529	$1,528

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

Year Ended December 31
(Thousands)	2007
Current year actuarial gain	$(3,746)
Amortization of actuarial gain	(109)
Amortization of transition obligation	(48)
Foreign currency exchange	196
Total recognized in other comprehensive income	$(3,707)
Total recognized in net periodic pension cost and other comprehensive income	$(2,287)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 are as follows:

Net transition obligation	$51
Net actuarial loss	29
Total at December 31	$80

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2007	2006	2005
Weighted average actuarial assumptions at December 31:
Discount rate	4.89%	4.45%	4.98%
Expected annual return on plan assets	6.45%	6.71%	7.16%
Rate of increase in compensation levels	3.90%	3.80%	3.22%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. At December 31, 2007, the Company’s European portfolio contained approximately 27% less in equity securities compared to historical levels due to an increase in debt securities. The Company will continue to rebalance the portfolio during 2008 and has reduced the Plan’s 2008 expected return on plan assets to 6.45%. The portfolio’s historical 10-year compounded rate of return is 7.27%.

The non-current portion of $23.6 million and $35.3 million at December 31, 2007 and 2006, respectively, for the U.S. and European pension liabilities is included in other liabilities.

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. In September 2006, the Company announced the freezing of its defined benefit pension plan for all U.S. salaried employees replacing it with a defined contribution plan. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company began making contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees when their former Barnebey Sutcliffe Employee USWA Local 23.08 401(k) Plan was discontinued and their defined benefit pension plan was frozen effective April 30, 2007. The Company realized a $0.3 million curtailment gain as a result of freezing the aforementioned plan. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans for years ended December 31, 2007, 2006, and 2005 were $1.9 million, $0.4 million, and $0.2 million, respectively.

As previously discussed, the Company adopted SFAS No. 158 on December 31, 2006 as required, and the related adjustments are reflected in these financial statements. The Company incorrectly presented the effect of this transition adjustment as part of 2006 comprehensive income on its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the fiscal year ended December 31, 2006. The Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) have been restated to appropriately present 2006 comprehensive income excluding the SFAS No. 158 transition adjustment. The impact of removing the SFAS No. 158 transition adjustment from the 2006 Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) changed the reported comprehensive income (loss) from $(3,935,000) to $1,440,000.

14. Provision (Benefit) for Income Taxes

The components of the provision (benefit) for income taxes for continuing operations were as follows:

	Year Ended December 31
(Thousands)	2007	2006	2005
Current
Federal	$1,138	$(1,090)	$(2,167)
State and local	(17)	19	(7)
Foreign	3,418	801	304
	4,539	(270)	(1,870)
Deferred
Federal	706	(1,762)	(8,800)
State and local	292	(978)	(1,027)
Foreign	2,289	334	1,713
	3,287	(2,406)	(8,114)
Tax expense on repatriation	-	-	296
Provision (benefit) for income taxes for continuing operations	$7,826	$(2,676)	$(9,688)

Income from continuing operations before income taxes and equity in income (loss) of equity investments includes income of $12.1 million for 2007, a loss of $1.1 million for 2006, and income of $9.4 million for 2005 generated by operations outside the United States.

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31
	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	5.2	3.4
Non-deductible goodwill impairment	-	(17.1)	-
Tax rate differential on foreign income	0.1	(5.9)	0.7
Extraterritorial income exclusion	-	4.8	(0.2)
Net foreign tax credits	4.9	(1.0)	2.0
Tax statute expiration	(6.7)	3.8	11.1
Change in uncertain tax positions	7.6	-	-
Change in tax rates	(5.2)	-	-
Other - net	(0.2)	(2.4)	(2.2)
Effective income tax rate for continuing operations	36.7%	22.4%	49.8%

In 2005, the Company repatriated certain foreign earnings under the American Jobs Creation Act of 2004 (the “AJCA”) that reduced the federal income tax rate for a one-year period to 5.25% on earnings distributed from non-U.S. based subsidiaries. The Company repatriated a total of $4.9 million from two of its wholly owned subsidiaries ($1.7 million from Calgon Carbon Canada, Inc. and $3.2 million from Chemviron Carbon Ltd.). The current income tax expense included in the 2005 provision for this repatriation is $0.3 million. The Company has not changed its policy of permanent reinvestment under APB No. 23, “Accounting for Income Taxes - Special Areas,” as a result of this one-time repatriation of earnings.

The Company’s total provision (benefit) for income taxes is shown below:

	Year Ended December 31
(Thousands)	2007	2006	2005
Continuing operations	$7,826	$(2,676)	$(9,688)
Discontinued operations	(91)	2,814	1,635
Other comprehensive income	3,449	2,752	(3,019)
Cumulative effect of change in accounting principle	-	(2,739)	-
Total provision (benefit) for income taxes	$11,184	$151	(11,072)

The Company has the following gross operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2007:

Type (Thousands)	Amount	Expiration Date
Research and development and foreign tax credits	$10,313	2009-2022
State tax credits	767	2027
Federal alternative minimum tax credits	428	None
Operating loss carryforwards - federal	549	2025
Operating loss carryforwards - state*	61,400	2008-2026
Operating loss carryforwards - foreign	9,269	None

*Of the total state operating loss carryforwards, 90% expire in 2018 or later.

The components of deferred taxes consist of the following:

	December 31
(Thousands)	2007	2006
Deferred tax assets
Foreign tax loss and credit carryforwards**	$-	$5,568
U.S. net operating loss and credit carryforwards***	13,090	17,369
Accruals	9,340	7,325
Inventories	4,119	1,151
Pensions	6,888	10,236
Goodwill and other intangible assets	2,770	3,820
Valuation allowance	(6,218)	(5,742)
Total deferred tax assets	29,989	39,727
Deferred tax liabilities
Property, plant and equipment	$10,136	$12,253
U.S. liability on Belgian net deferred tax assets	1,224	836
U.S. liability on German net deferred tax assets	2,575	1,030
U.S. liability on deferred foreign income	1,572	820
Cumulative translation adjustment on undistributed earnings	178	481
Total deferred tax liabilities	15,685	15,420
Net deferred tax asset	$14,304	$24,307

**FIN 48 liabilities of approximately $2.3 million fully offset the foreign net operating losses and credit carryforwards in 2007.
*** FIN 48 liabilities of approximately $1.1 million offset the U.S. net operating loss and credit carryforwards in 2007.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.

The Company’s valuation allowance consists of the following:

Thousands	U.S. Foreign Tax Credits	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards	Total Valuation Allowance
Balance as of January 1, 2006	$1,337	$589	$1,456	$3,382
Increase due to uncertainty in realization of tax benefits	2,140	19	-	2,159
Effect of exchange rate changes	-	-	201	201
Balance as of December 31, 2006	3,477	608	1,657	5,742
Increase due to uncertainty in realization of tax benefits	2,441	-	-	2,441
Decrease due to expired net operating loss carryforwards	-	(37)	(1,657)	(1,694)
Decrease due to utilization of state net operating loss carryforwards	-	(271)	-	(271)
Balance as of December 31, 2007	$5,918	$300	$-	$6,218

The increase in the valuation allowance in 2007 relates primarily to the Company’s assertion that it will more likely than not be unable to utilize foreign tax credits to offset 2007 income generated in Germany and Japan.

As of December 31, 2007, the Company has recognized a net tax benefit of $13.1 million for foreign and domestic operating loss and credit carryforwards. Approximately 80% of the net benefit relates to federal operating loss carryforwards, which do not begin to expire until 2025; state operating loss carryforwards, of which 90% will not expire until 2018 or later; foreign tax credits, and the federal alternative minimum tax credits. The remaining 20% of the net tax benefit relates to foreign operating loss carryforwards, which generally have unlimited carryforward periods but may be subject to limitations based on specific types of income. The Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of these tax benefits in excess of the valuation allowance.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax returns. As a result, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.3 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. The Company had previously recorded its tax contingencies as current liabilities. The following is a reconciliation of the unrecognized income tax benefits:

Thousands
Balance at January 1, 2007	$9,477
Gross increases for tax positions of prior years	124
Gross decreases for tax positions of prior years	(1,187)
Gross increases for tax positions of current years	4,476
Lapse of statute of limitations	(937)
Balance at December 31, 2007	$11,953

As of December 31, 2007, approximately $10.0 million of the $12.0 million of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized. Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $9.2 million for the year ended December 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In its initial adoption of FIN 48, the Company recognized approximately $0.5 million of interest and penalties. During 2007, the Company recognized approximately $0.1 million of interest and penalties. As of December 31, 2007, the amount accrued for the payment of interest and penalties is approximately $0.6 million.

At this time, the Company believes that it is reasonably possible that approximately $0.7 million of the estimated unrecognized tax benefits as of December 31, 2007 will be recognized within the next twelve months based on the expiration of statutory review periods.

As of December 31, 2007, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2004 - 2007
Kentucky	2003 - 2007
Pennsylvania	2002 - 2007
Belgium	2004 - 2007
Germany	2003 - 2007
Canada	2003 - 2007

15. Accumulated Other Comprehensive Income (Loss)

				Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustment	Adjustments	Other	Income (Loss)
Balance, January 1, 2005	$19,434	$(2,965)	$(216)	$16,253
Net Change	(4,799)	(4,856)	(156)	(9,811)
Balance, December 31, 2005	14,635	(7,821)	(372)	6,442
Net Change	4,644	(585)	(196)	3,863
Balance, December 31, 2006	19,279	(8,406)	(568)	10,305
Net Change	2,557	3,648	498	6,703
Balance, December 31, 2007	$21,836	$(4,758)	$(70)	$17,008

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax effect included in accumulated other comprehensive income (loss) for other non-U.S. subsidiaries was $0.2 million at December 31, 2007, 2006, and 2005, respectively. The income tax benefit associated with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” included in accumulated other comprehensive income was $2.7 million and $4.5 million at December 31, 2007 and 2006, respectively, and the income tax benefit associated with the additional minimum pension liability at December 31, 2005 was $4.7 million.

16. Supplemental Cash Flow Information

(Thousands)	2007	2006	2005
Cash paid during the year for:
Interest (net of amounts capitalized)	$5,336	$4,560	$5,074
Income taxes-net	$1,811	$665	$362

17. Derivative Instruments

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

The Company’s corporate and foreign subsidiaries use forward exchange contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. The Company uses cash flow hedges to limit the exposure to changes in natural gas prices. The contracts generally mature within one to thirty-six months.

At December 31, 2007, the Company had sixteen derivative instruments outstanding of which one was a foreign currency swap, nine were foreign currency forward exchange contracts, and six were cash flow hedges for forecasted purchases of natural gas. The Company applied hedge accounting treatment for the foreign currency swap and the six cash flow hedges for forecasted natural gas purchases. The Company did not apply hedge accounting treatment for the foreign currency forward exchange contracts and recorded an immaterial gain in other income. At December 31, 2006, the Company had fourteen derivative instruments outstanding of which one was a foreign currency swap, ten were foreign currency forward exchange contracts, and three were cash flow hedges for forecasted natural gas purchases. The Company applied hedge accounting treatment for the foreign currency swap and the three cash flow hedges for forecasted natural gas purchases. The Company did not apply hedge accounting treatment for the foreign currency forward exchange contracts and recorded an immaterial gain in other income.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of $(0.1) million and $0.4 million, respectively, for the years ended December 31, 2007 and 2006, was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.8 million and $0.9 million, respectively, as of December 31, 2007 and 2006. The change in fair value of the cash flow hedges for the forecasted natural gas purchases recorded in other comprehensive income (loss) was $(0.4) million and $0.6 million, net of tax, respectively, as of December 31, 2007 and 2006, respectively. The balance of the cash flow hedges for forecasted natural gas purchases recorded in other long-term liabilities was $0.3 million and $1.0 million, respectively, as of December 31, 2007 and 2006.

No component of the derivative gains or losses has been excluded from the assessment of hedge effectiveness. For the years ended December 31, 2007 and 2006, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than one year from the contract inception date. Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Management’s policy for managing natural gas exposure is to use derivatives to hedge from 25% to 100% of the forecasted natural gas requirements. These cash flow hedges span up to thirty-six months from the contract inception date. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.

18. Contingencies

The Company purchased the common stock of Advanced Separation Technologies Incorporated (“AST”) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court for the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. A jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million on January 26, 2007 which has not been recorded in operations as of December 31, 2007. After the Court denied all post-trial motions, including the defendants’ motion for a new trial and the Company’s motion for the award of prejudgment interest, all parties appealed to the United States Circuit Court of Appeals for the Third Circuit. The parties settled the case in January 2008 when the defendants agreed to pay the Company $9.25 million. This sum was received in February 2008.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2005, the balance recorded was $5.3 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. During the first four months of 2006, the Company undertook a process of evaluating contractors and securing bids to perform the remediation work on the Columbus, Ohio property. As a result of the evaluation of the additional information gathered during that process, the Company reduced its estimate of its liability by $1.3 million to $4.0 million as of December 31, 2006. The reduction of the liability was recorded as a reduction of selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and retained earnings for the year ended December 31, 2006. The Company has not incurred any environmental remediation expense for the year ended December 31, 2007 and has incurred a total of $0.2 million of environmental remediation expense to date. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences over the upcoming months. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination that it will proceed with remediation efforts in 2008.

Following protracted litigation in multiple jurisdictions, the U.S. Court of Appeals for the Federal Circuit held that the Company’s process patents for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water (the “UV patents”) are invalid in the United States. On March 3, 2008, the Supreme Court of Canada held that the Company’s Canadian UV patents are invalid. The Company did not appeal the ruling in the United States and the Canadian ruling concluded the litigation. In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan worldwide immunity from all current and future legal action related to the Company’s UV patents. In 2007, a German trial court found that a competitor infringed the Company’s UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light. The Company appealed the decision relating to low pressure light, however, the competitor did not appeal. Oral argument is scheduled in this case for September 2008. The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of pending administrative proceedings in Germany. The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant RCRA violations that are unresolved by the information in the Company’s submittals. The Company met with EPA in December 2007 to discuss alleged violations. The EPA indicated at the meeting that it would evaluate its enforcement options and expects to contact the Company within the next several months to explore a resolution. The EPA can take formal enforcement action to require the Company to remediate alleged violations which could involve the assessment of substantial civil penalties as well. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC has determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Notice Letter also demands payment of all monies that the NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that the NYSDEC has expended.

In July 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directs the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which are appended to the NOV. The Company submitted a response to the NOV and the KYDEP’s comments in December 2007. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At December 31, 2007, Calgon Mitsubishi Chemical Corporation had $6.0 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At December 31, 2007, the lender had not requested, and the Company has not provided, such guarantee.

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

19. Basic and Diluted Net Income (Loss) from Continuing Operations Per Common Share

Computation of basic and diluted net income (loss) per common share from continuing operations is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2007	2006	2005
Income (loss) from continuing operations available to common shareholders	$15,453	$(9,012)	$(10,507)
Weighted Average Shares Outstanding
Basic	39,788,063	39,926,572	39,615,117
Effect of Dilutive Securities	10,769,218	-	-
Diluted	50,557,281	39,926,572	39,615,117

Basic net income (loss) from continuing operations per common share	$.39	$(.23)	$(.27)

Diluted net income (loss) from continuing operations per common share	$.31	$(.23)	$(.27)

For the years ended December 31, 2007, 2006, and 2005, there were 8,100, 1,832,513, and 1,045,479 options that were excluded from the dilutive calculations as the effect would have been antidilutive.

The Company’s obligation under its Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares, in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). The 2007 average stock price was $10.93, which was higher than the conversion price of $5.10 therefore 9,535,512 shares were included in the dilutive share calculation. The dilutive effect of the Notes was calculated based on the weighted average number of incremental shares included in each quarterly diluted earnings per share computation.

"Treasury Stock" Method of Accounting for Share Dilution

Conversion Price:	$5.10
Number of underlying shares:	14,705,880
Principal Amount:	$75,000,000

Formula:	Number of extra dilutive shares created
=((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

			Included in	Share Dilution
Stock	Conversion	Price	Share	Per $1.00 Share
Price	Price	Difference	Count	Price Difference
$5.10	$5.10	$0.00	-	-
$5.60	$5.10	$0.50	1,313,023	2,626,046
$6.10	$5.10	$1.00	2,410,798	2,410,798
$7.10	$5.10	$2.00	4,142,500	2,071,250
$8.10	$5.10	$3.00	5,446,621	1,815,540
$9.10	$5.10	$4.00	6,464,122	1,616,031
$10.10	$5.10	$5.00	7,280,137	1,456,027
$11.10	$5.10	$6.00	7,949,123	1,324,854
$12.10	$5.10	$7.00	8,507,533	1,215,362
$13.10	$5.10	$8.00	8,980,689	1,122,586
$14.10	$5.10	$9.00	9,386,731	1,042,970
$15.10	$5.10	$10.00	9,738,993	973,899
$16.10	$5.10	$11.00	10,047,495	913,409
$17.10	$5.10	$12.00	10,319,915	859,993
$18.10	$5.10	$13.00	10,562,234	812,480
$19.10	$5.10	$14.00	10,779,178	769,941
$20.10	$5.10	$15.00	10,974,537	731,636

20. SEGMENT INFORMATION

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

	Year Ended December 31
(Thousands)	2007	2006	2005
Net sales
Activated Carbon and Service	$295,608	$265,279	$241,934
Equipment	41,328	37,884	36,867
Consumer	14,188	12,959	12,034
Consolidated net sales	$351,124	$316,122	$290,835

	Year Ended December 31
(Thousands)	2007	2006	2005
Income (loss) from continuing operations before amortization, impairment, and restructuring charges
Activated Carbon and Service	$28,038	$8,482	$(1,584)
Equipment	(1,715)	(5,748)	(6,217)
Consumer	2,029	1,347	(883)
	$28,352	$4,081	$(8,684)
Reconciling items:
Goodwill impairment charge	-	(6,940)	-
Gulf Coast impairment charge	-	-	(2,158)
Restructuring charges	-	(7)	(412)
Amortization	(1,796)	(1,744)	(1,906)
Interest income	1,695	822	719
Interest expense	(5,508)	(5,977)	(4,891)
Other expense—net	(1,441)	(2,209)	(2,138)
Consolidated income (loss) before income taxes and equity in income (loss) of equity investments	$21,302	$(11,974)	$(19,470)

	Year Ended December 31
(Thousands)	2007	2006	2005
Depreciation
Activated Carbon and Service	$14,542	$16,220	$17,593
Equipment	628	687	962
Consumer	282	282	581
	$15,452	$17,189	$19,136
Amortization	1,796	1,744	1,906
Consolidated depreciation and amortization	$17,248	$18,933	$21,042

	December 31
(Thousands)	2007	2006	2005
Total assets
Activated Carbon and Service	$302,432	$277,134	$267,408
Equipment	32,046	34,031	44,607
Consumer	13,662	11,199	14,513
Total assets from continuing operations	$348,140	$322,364	$326,528
Assets held for sale	-	-	21,340
Consolidated total assets	$348,140	$322,364	$347,868

	Year Ended December 31
(Thousands)	2007	2006	2005
Property, plant and equipment expenditures
Activated Carbon and Service	$10,947	$11,728	$14,608
Equipment	684	1,127	1,120
Consumer	158	-	9
Property, plant and equipment expenditures from continuing operations	$11,789	$12,855	$15,737
Assets held for sale	-	-	259
Consolidated property, plant and equipment expenditures	$11,789	$12,855	$15,996

Net Sales by Product:

	Year Ended December 31
(Thousands)	2007	2006	2005
Carbon products	$267,934	$241,974	$217,504
Capital equipment	31,601	28,119	29,533
Equipment leasing	13,943	14,789	14,805
Carbon cloth products	11,262	8,639	8,240
Spare parts	9,727	9,765	7,334
Home consumer products	2,926	4,320	3,794
Other services	13,731	8,516	9,625
Total sales	$351,124	$316,122	$290,835

GEOGRAPHIC INFORMATION

	Year Ended December 31
(Thousands)	2007	2006	2005
Net sales
United States	$192,843	$175,649	$167,329
United Kingdom	28,569	26,121	23,577
Germany	17,056	16,039	17,121
France	13,953	11,249	11,423
Canada	13,312	10,439	10,105
Japan	10,304	9,689	4,485
Belgium	8,738	7,860	6,970
Spain	5,565	5,600	2,809
Netherlands	5,192	3,813	5,230
Switzerland	4,492	3,985	4,894
Mexico	4,285	5,047	4,273
Other	46,815	40,631	32,619
Consolidated net sales	$351,124	$316,122	$290,835

Net sales are attributable to countries based on location of customer.

	December 31
(Thousands)	2007	2006	2005
Long-lived assets
United States	$95,142	$103,256	$113,213
Belgium	25,343	21,216	16,665
United Kingdom	11,684	12,096	11,309
Japan	9,148	6,783	7,034
China	7,209	7,129	7,327
Canada	3,454	2,873	8,010
Germany	61	59	21
France	2	15	5
	152,043	153,427	163,584
Deferred taxes	6,419	20,225	18,684
Consolidated long-lived assets	$158,462	$173,652	$182,268

21. Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $9.6 million, $9.4 million, and $4.4 million for the years ended 2007, 2006, and 2005, respectively. Receivables from equity investees amounted to $2.4 million and $1.8 million at December 31, 2007 and 2006, respectively. The Company's equity investees are included in the Activated Carbon and Service Segment.

22. Other Financial Information

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

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

Condensed Consolidating Statements of Operations
Year ended December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$306,866	$46,782	$49,069	$(51,593)	$351,124
Cost of products sold	219,088	35,439	39,339	(51,593)	242,273
Depreciation and amortization	13,885	1,098	2,265	-	17,248
Selling, general and administrative expenses	52,792	4,925	3,631	-	61,348
Research and development expense	3,317	382	-	-	3,699
Interest (income) expense – net	20,723	(15,985)	(925)	-	3,813
Other (income) expense - net	1,298	1,351	(1,208)	-	1,441
Provision for income taxes	4,216	1,184	2,426	-	7,826
Results of affiliates’ operations	23,695	41	-	(23,736)	-
Equity in income (loss) of equity investments	-	-	1,980	(3)	1,977
Income (loss) from continuing operations	15,242	18,429	5,521	(23,739)	15,453
Income (loss) from discontinued operations	45	(211)	-	-	(166)

Net income (loss)	$15,287	$18,218	$5,521	$(23,739)	$15,287

Condensed Consolidating Statements of Operations
Year ended December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$278,914	$43,106	$41,986	$(47,884)	$316,122
Cost of products sold	214,570	35,711	34,276	(47,884)	236,673
Depreciation and amortization	15,708	1,123	2,102	-	18,933
Selling, general and administrative expenses	46,754	3,558	3,619	-	53,931
Research and development expense	3,890	358	-	-	4,248
Restructuring/impairment charges	1,097	-	5,850	-	6,947
Interest (income) expense - net	20,579	(14,684)	(740)	-	5,155
Other (income) expense - net	1,707	1,254	(752)	-	2,209
Benefit for income taxes	(2,271)	(191)	(214)	-	(2,676)
Results of affiliates’ operations	15,306	(635)	-	(14,671)	-
Equity in income of equity investments	-	-	283	3	286
Income (loss) from continuing operations	(7,814)	15,342	(1,872)	(14,668)	(9,012)
Income (loss) from discontinued operations	16	(79)	2,265	(988)	1,214

Net income (loss)	$(7,798)	$15,263	$393	$(15,656)	$(7,798)

Condensed Consolidating Statements of Operations
Year ended December 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$257,863	$41,735	$35,469	$(44,232)	$290,835
Cost of products sold	195,218	33,431	30,913	(44,232)	215,330
Depreciation and amortization	19,041	1,639	362	-	21,042
Selling, general and administrative expenses	52,610	4,867	3,070	-	60,547
Research and development expense	4,153	353	-	-	4,506
Restructuring/impairment charges	2,570	-	-	-	2,570
Interest (income) expense - net	16,418	(12,101)	(145)	-	4,172
Other expense - net	663	527	948	-	2,138
Provision (benefit) for income taxes	(10,016)	68	260	-	(9,688)
Results of affiliates’ operations	14,698	2,278	-	(16,976)	-
Equity in loss of equity investments	-	-	(725)	-	(725)
Income (loss) from continuing operations	(8,096)	15,229	(664)	(16,976)	(10,507)
Income from discontinued operations	680	438	1,973	-	3,091

Net income (loss)	$(7,416)	$15,667	$1,309	$(16,976)	$(7,416)

Condensed Consolidating Balance Sheets
December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$20,802	$3,683	$25,930	$(20,111)	$30,304
Receivables	47,184	15,259	5,004	(9,899)	57,548
Inventories	67,501	8,221	5,525	33	81,280
Other current assets	18,015	1,334	1,197	-	20,546

Total current assets	153,502	28,497	37,656	(29,977)	189,678

Intercompany accounts receivable	57,071	175,462	2,138	(234,671)	-
Property, plant, and equipment, net	90,435	7,263	7,814	-	105,512
Intangibles	4,586	3,174	-	-	7,760
Goodwill	16,674	8,337	2,834	-	27,845
Equity investments	246,633	102,187	9,151	(349,378)	8,593
Other assets	4,908	1,313	2,531	-	8,752
Total assets	$573,809	$326,233	$62,124	$(614,026)	$348,140

Short-term debt	$-	$-	$1,504	$-	$1,504
Current portion of long-term debt	62,507	-	-	-	62,507
Accounts payable	33,424	19,914	3,417	(13,592)	43,163
Other current liabilities	33,219	299	2,592	(23,523)	12,587
Total current liabilities	129,150	20,213	7,513	(37,115)	119,761

Intercompany accounts payable	168,342	48,144	11,079	(227,565)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	91,143	8,782	11,350	(68,070)	43,205
Shareholders' equity	172,249	249,094	32,182	(281,276)	172,249
Total liabilities and shareholders' equity	$573,809	$326,233	$62,124	$(614,026)	$348,140

Condensed Consolidating Balance Sheets
December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$-	$2,507	$19,556	$(16,432)	$5,631
Receivables	44,741	15,014	5,187	(9,906)	55,036
Inventories	57,143	7,323	5,840	33	70,339
Other current assets	14,927	1,549	1,230	-	17,706
Total current assets	116,811	26,393	31,813	(26,305)	148,712

Intercompany accounts receivable	54,887	157,438	384	(212,709)	-
Property, plant, and equipment, net	91,670	6,986	7,445	-	106,101
Intangibles	4,835	3,686	-	-	8,521
Goodwill	16,674	8,281	2,542	-	27,497
Equity investments	218,957	101,376	6,786	(320,148)	6,971
Other assets	17,156	3,870	3,536	-	24,562
Total assets	$520,990	$308,030	$52,506	$(559,162)	$322,364

Accounts payable	$30,807	$18,626	$4,164	$(14,467)	$39,130
Other current liabilities	31,256	666	3,424	(18,950)	16,396
Total current liabilities	62,063	19,292	7,588	(33,417)	55,526

Intercompany accounts payable	146,151	48,611	10,867	(205,629)	-
Long-term debt	74,836	-	-	-	74,836
Other non-current liabilities	90,067	12,292	9,539	(67,769)	44,129
Shareholders' equity	147,873	227,835	24,512	(252,347)	147,873
Total liabilities and shareholders' equity	$520,990	$308,030	$52,506	$(559,162)	$322,364

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$7,511	$18,090	$4,116	$(304)	$29,413
Investing activities:

Property, plant and equipment expenditures	(10,408)	(1,045)	(336)	-	(11,789)
Investment from (in) affiliates	-	(136)	136	-	-
Other	318	-	195	-	513
Net cash used in investing activities	(10,090)	(1,181)	(5)	-	(11,276)
Financing activities:
Net borrowings (repayments)	4,579	-	1,498	(4,573)	1,504
Intercompany and equity transactions	19,135	(18,493)	(1,536)	894	-
Other	3,845	-	-	-	3,845
Net cash provided by (used in) financing activities	27,559	(18,493)	(38)	(3,679)	5,349
Effect of exchange rate changes on cash and cash equivalents	(4,178)	2,760	2,301	304	1,187
Increase (decrease) in cash and cash equivalents	20,802	1,176	6,374	(3,679)	24,673
Cash and cash equivalents, beginning of year	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of year	$20,802	$3,683	$25,930	$(20,111)	$30,304

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(19,366)	$16,235	$(1,865)	$(789)	$(5,785)
Investing activities:
Proceeds from insurance settlement for property and equipment	4,595	-	-	-	4,595
Proceeds from divestitures	830	-	20,435	-	21,265
Property, plant and equipment expenditures	(12,005)	(223)	(627)	-	(12,855)
Investment from (in) affiliates	11,217	(1,284)	(9,933)	-	-
Other	1,203	-	2	-	1,205
Net cash provided by (used in) investing activities	5,840	(1,507)	9,877	-	14,210
Financing activities:
Net borrowings (repayments)	(4,069)	(607)	5	(4,418)	(9,089)
Intercompany and equity transactions	13,588	(16,719)	4,025	(894)	-
Other	356	30	-	(30)	356
Net cash provided by (used in) financing activities	9,875	(17,296)	4,030	(5,342)	(8,733)
Effect of exchange rate changes on cash and cash equivalents	602	1,394	(2,322)	819	493
(Decrease) increase in cash and cash equivalents	(3,049)	(1,174)	9,720	(5,312)	185
Cash and cash equivalents, beginning of year	3,049	3,681	9,836	(11,120)	5,446
Cash and cash equivalents, end of year	$-	$2,507	$19,556	$(16,432)	$5,631

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(1,640)	$15,712	$(3,504)	$2,272	$12,840
Investing activities:
Property, plant and equipment expenditures	(10,873)	(91)	(1,272)	(3,760)	(15,996)
Investment from (in) affiliates	-	1,108	(1,108)	-	-
Other	114	378	8	-	500
Net cash (used in) provided by investing activities	(10,759)	1,395	(2,372)	(3,760)	(15,496)
Financing activities:
Net borrowings (repayments)	(7,788)	530	1	6,582	(675)
Intercompany and equity transactions	7,190	(19,038)	8,294	(1)	(3,555)
Other	3,050	(154)	154	-	3,050
Net cash provided by (used in) financing activities	2,452	(18,662)	8,449	6,581	(1,180)
Effect of exchange rate changes on cash and cash equivalents	1,753	(1,688)	(1,052)	1,489	502
(Decrease) increase in cash and cash equivalents	(8,194)	(3,243)	1,521	6,582	(3,334)
Cash and cash equivalents, beginning of year	11,243	6,924	8,315	(17,702)	8,780
Cash and cash equivalents, end of year	$3,049	$3,681	$9,836	$(11,120)	$5,446

QUARTERLY FINANCIAL DATA—UNAUDITED

	2007				2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
(Thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$83,030	$88,428	$84,861	$94,805	$76,579	$80,510	$79,680	$79,353
Gross profit from continuing operations	$24,606	$28,872	$27,219	$28,154	$19,168	$20,548	$20,783	$18,952
Net income (loss) from continuing
Operations	$2,034	$4,462	$5,044	$3,913	$(2,989)	$2,139	$(496)	$(7,666)
Income (loss) from discontinued operations	$-	$-	$(96)	$(70)	$1,575	$297	$38	$(696)
Net income (loss)	$2,034	$4,462	$4,948	$3,843	$(1,414)	$2,436	$(458)	$(8,362)
Common Stock Data:
Basic:
Income (loss) from continuing
operations per common share	$0.05	$0.11	$0.12	$0.10	$(0.08)	$0.05	$(0.01)	$(0.19)
Income (loss) from discontinued
operations per common share	$-	$-	$-	$-	$0.04	$0.01	$-	$(0.02)
Net income (loss) per common share	$0.05	$0.11	$0.12	$0.10	$(0.04)	$0.06	$(0.01)	$(0.21)
Diluted:
Income (loss) from continuing
operations per common share	$0.05	$0.09	$0.10	$0.08	$(0.08)	$0.05	$(0.01)	$(0.19)
Income (loss) from discontinued
operations per common share	$-	$-	$-	$-	$0.04	$0.01	$-	$(0.02)
Net income (loss) per common share	$0.05	$0.09	$0.10	$0.08	$(0.04)	$0.06	$(0.01)	$(0.21)

Average common shares outstanding
Basic	40,225	40,291	40,357	39,959	39,855	39,876	39,882	40,092
Diluted	42,661	47,745	50,358	51,102	39,855	40,077	39,882	40,092

The financial information for all periods presented has been reclassified to reflect discontinued operations. See Note 4 to the Consolidated Financial Statements for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not Applicable.

Item 9A. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.

Based on this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting is contained in “Item 8. Financial Statements and Supplementary Data - Report of Management - Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting.”

Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of the Independent Registered Public Accounting Firm is contained in “Item 8. Financial Statements and Supplementary Data - Internal Controls - Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control
There have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2008 Annual Meeting of its Shareholders.

The Company’s Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers is set forth in Exhibit 14.1 hereto.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” in the Company's Proxy Statement for the 2008 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table sets forth information as of December 31, 2007 concerning common stock issuable under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,039,392	$6.84	1,956,868
Equity compensation plans not approved by security holders	-	-	49,490	(1)
Total	2,039,392	$6.84	2,006,358

(1) On December 31, 2007 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company's Proxy Statement for the 2008 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Corporate Governance” in the Company's Proxy Statement for the 2008 Annual Meeting of its Shareholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Independent Auditors- Certain Fees” in the Company’s Proxy Statement for the 2008 Annual Meeting of its Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

A. Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B.	Financial Statements Schedule for the years ended December 31, 2007, 2006 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated March 14, 2008 (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included herein. We did not audit the financial statements of Chemviron Carbon Ltd. and subsidiaries (“Chemviron UK”) (a subsidiary) for the year ended December 31, 2005, which statements reflect total revenues constituting 12 percent of consolidated total revenues for the year ended December 31, 2005. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Chemviron UK, is based solely on the report of such other auditors. Our audits and the report of other auditors also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 14, 2008

The following should be read in conjunction with the previously referenced financial statements:

Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to Costs	Returns and	at End
Description	of Year	and Expenses	Write-Offs	of Year

Year ended December 31, 2007
Allowance for doubtful accounts	$1,981	$1,239	$(386)	$2,834

Year ended December 31, 2006
Allowance for doubtful accounts	2,172	902	(1,093)	1,981

Year ended December 31, 2005
Allowance for doubtful accounts	2,902	510	(1,240)	2,172

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to Costs	Returns and	at End
Description	of Year	and Expenses	Write-offs	of Year

Year ended December 31, 2007
Income tax valuation allowance	$5,742	$2,441	$(1,965)	$6,218

Year ended December 31, 2006
Income tax valuation allowance	3,382	2,360	-	5,742

Year ended December 31, 2005
Income tax valuation allowance	3,539	188	(345)	3,382

C.	Exhibits
Page
3.1	Amended Certificate of Incorporation	(a)
3.2	Amended By-laws of the Registrant	(b)
4.1	Amended Rights Agreement, dated as of January 27, 2005	(c)
4.2	Indenture, dated August 18, 2006	(d)
4.3	Registration Rights Agreement, dated August 18, 2006	(e)
10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(f)
10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(g)
10.3*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(h)
10.4*	1997 Directors’ Fee Plan	(i)
10.5*	Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officer, C. H. S. (Kees) Majoor	(j)
10.6	Calgon Carbon Corporation Senior Credit Facility	(k)
10.7	Amendment No. 1 to Calgon Carbon Corporation Senior Credit Facility	(l)
10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(m)
10.9*
Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, Gail A. Gerono, Robert P. O’Brien, and Dennis M. Sheedy
(n)
10.10*	Employment agreement between Calgon Carbon Corporation and John S. Stanik	(o)
10.11	First Amendment to Credit Agreement, as amended on February 5, 2007	(p)
14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(q)
21.0
The wholly owned subsidiaries of the Company at December 31, 2007 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Ltd., a Thailand corporation
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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.

(b)	Incorporated herein by reference to Exhibit 3.2 to the Company's report on Form 8-K dated January 28, 2005.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.
(d)	Incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated August 18, 2006.
(e)	Incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K dated August 18, 2006.
(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(h)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(i)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(j)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2005
(k)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006.
(l)	Incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(m)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
(n)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(o)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(p)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(q)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.

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
John S. Stanik
Chairman, President and Chief Executive Officer
March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ JOHN S. STANIK	Chairman, President and Chief Executive Officer	March 17, 2008
John S. Stanik

/s/ LEROY M. BALL	Chief Financial Officer (and Principal Accounting Officer)	March 17, 2008
Leroy M. Ball

/s/ ROBERT W. CRUICKSHANK	Director	March 17, 2008
Robert W. Cruickshank

/S/ RANDALL S. DEARTH	Director	March 17, 2008
Randall S. Dearth

/s/ WILLIAM R. NEWLIN	Director	March 17, 2008
William R. Newlin

/s/ JULIE S. ROBERTS	Director	March 17, 2008
Julie S. Roberts

/s/ TIMOTHY G. RUPERT	Director	March 17, 2008
Timothy G. Rupert

/s/ SETH E. SCHOFIELD	Director	March 17, 2008
Seth E. Schofield

/s/ JOHN P. SURMA	Director	March 17, 2008
John P. Surma

/s/ ROBERT L. YOHE	Director	March 17, 2008
Robert L. Yohe

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
Page
3.1	Amended Certificate of Incorporation	(a)
3.2	Amended By-laws of the Registrant	(b)
4.1	Amended Rights Agreement, dated as of January 27, 2005	(c)
4.2	Indenture, dated August 18, 2006	(d)
4.3	Registration Rights Agreement, dated August 18, 2006	(e)
10.1*	Calgon Carbon Corporation Stock Option Plan, as Amended	(f)
10.2*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as Amended	(g)
10.3*	1993 Non-Employee, Directors’ Stock Option Plan, as Amended	(h)
10.4*	1997 Directors’ Fee Plan	(i)
10.5*	Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officer, C. H. S. (Kees) Majoor	(j)
10.6	Calgon Carbon Corporation Senior Credit Facility	(k)
10.7	Amendment No. 1 to Calgon Carbon Corporation Senior Credit Facility	(l)
10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(m)
10.9*
Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball, Gail A. Gerono, Robert P. O’Brien, and Dennis M. Sheedy
(n)
10.10*	Employment agreement between Calgon Carbon Corporation and John S. Stanik	(o)
10.11	First Amendment to Credit Agreement, as amended on February 5, 2007	(p)
14.1	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers	(q)
21.0
The wholly owned subsidiaries of the Company at December 31, 2007 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments Inc., a Delaware corporation; Solarchem Environmental Systems Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink UK Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation and Calgon Carbon (Tianjin) Co., Ltd., a Chinese corporation; Datong Carbon Corporation, a Chinese corporation and Calgon Carbon Asia Ltd., a Singapore corporation. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Ltd., a Thailand corporation
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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.

(b)	Incorporated herein by reference to Exhibit 3.2 to the Company's report on Form 8-K dated January 28, 2005.
(c)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.
(d)	Incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated August 18, 2006.
(e)	Incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K dated August 18, 2006.
(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(h)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(i)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(j)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2005
(k)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006.
(l)	Incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(m)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
(n)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(o)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(p)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(q)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.

* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.