Form 10-Q
period 2008-03-31
CALGON CARBON CORPORATION
filed 2008-05-08
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008 or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

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

Yes ☐  No ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, $.01 par value	40,914,091 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2008

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

I N D E X

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2007, as filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007

Net sales	$87,420	$81,046
Net sales to related parties	2,911	1,984
Total	90,331	83,030

Cost of products sold (excluding depreciation)	61,765	58,424
Depreciation and amortization	3,926	4,261
Selling, general and administrative expenses	15,200	14,606
Research and development expenses	1,091	828
Gain on AST Settlement (See Note 7)	(9,250)	-
	72,732	78,119

Income from operations	17,599	4,911

Interest income	432	302
Interest expense	(1,271)	(1,450)
Other expense – net	(90)	(403)

Income from operations before income tax and equity in income from equity investments	16,670	3,360

Income tax provision	6,234	2,380

Income from operations before equity in income from equity investments	10,436	980

Equity in income from equity investments	438	1,054

Net income	$10,874	$2,034

Net income per common share
Basic	$0.27	$.05
Diluted	$0.21	$.05

Weighted average shares outstanding
Basic	40,240,397	40,224,585
Diluted	51,756,120	42,660,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,135	$30,304
Receivables (net of allowance of $2,856 and $2,834)	56,285	55,195
Receivables from related parties	2,239	2,353
Revenue recognized in excess of billings on uncompleted contracts	6,547	7,698
Inventories	83,761	81,280
Deferred income taxes – current	9,194	9,246
Other current assets	3,920	3,602
Total current assets	197,081	189,678

Property, plant and equipment, net	110,828	105,512
Equity investments	8,970	8,593
Intangibles	7,366	7,760
Goodwill	27,784	27,845
Deferred income taxes – long-term	5,779	6,419
Other assets	2,593	2,333

Total assets	$360,401	$348,140

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$37,135	$39,436
Billings in excess of revenue recognized on uncompleted contracts	3,858	3,727
Accrued interest	519	1,461
Payroll and benefits payable	8,423	9,182
Accrued income taxes	2,316	1,944
Short-term debt	1,566	1,504
Current portion of long-term debt	62,662	62,507
Total current liabilities	116,479	119,761

Long-term debt	12,925	12,925
Deferred income taxes – long-term	952	1,361
Accrued pension and other liabilities	41,175	41,844

Total liabilities	171,531	175,891

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 43,330,051 and 43,044,318 shares issued	433	430
Additional paid-in capital	79,966	77,299
Retained earnings	115,810	104,936
Accumulated other comprehensive income	20,908	17,008
	217,117	199,673
Treasury stock, at cost, 2,877,913 and 2,827,301 shares	(28,247)	(27,424)

Total shareholders’ equity	188,870	172,249

Total liabilities and shareholders’ equity	$360,401	$348,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net income	$10,874	$2,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,926	4,261
Equity in income from equity investments	(438)	(1,054)
Employee benefit plan provisions	515	520
Stock-based compensation	823	929
Deferred income tax	1,232	301
Changes in assets and liabilities:
Decrease (increase) in receivables	29	(4,528)
Increase in inventories	(1,314)	(2,818)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	1,321	548
(Decrease) increase in accounts payable, accrued liabilities, and accrued interest	(5,523)	1,901
Increase in accrued income taxes	2,117	743
Pension contributions	(4,133)	(515)
Other items – net	379	1,101
Net cash provided by operating activities	9,808	3,423

Cash flows from investing activities
Property, plant and equipment expenditures	(6,617)	(1,965)
Proceeds from disposals of property, plant and equipment	-	147
Net cash used in investing activities	(6,617)	(1,818)

Cash flows from financing activities
Proceeds from borrowings	-	5,144
Repayments of borrowings	-	(4,095)
Treasury stock purchased	-	(74)
Common stock issued	1,103	-
Excess tax benefit from stock-based compensation	742	-
Net cash provided by financing activities	1,845	975

Effect of exchange rate changes on cash	(205)	687

Increase in cash and cash equivalents	4,831	3,267
Cash and cash equivalents, beginning of period	30,304	5,631
Cash and cash equivalents, end of period	$35,135	$8,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
1.	Inventories:

	March 31, 2008	December 31, 2007

Raw materials	$23,681	$22,321
Finished goods	60,080	58,959
	$83,761	$81,280

2.	Supplemental Cash Flow Information:

Cash paid for interest during the three months ended March 31, 2008 and 2007 was $2.1 million and $2.2 million, respectively. Income taxes paid, net of refunds, were $ 2.7 million and $0.2 million, for the three months ended March 31, 2008 and 2007, respectively.

The non-cash impact of the January 1, 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) was $4.3 million for the three months ended March 31, 2007.

3.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the quarters ended March 31, 2008 and 2007.

4.	Comprehensive income:

	Three Months Ended March 31,

	2008	2007
Net income	$10,874	$2,034
Other comprehensive income, net of taxes	3,900	1,762
Comprehensive income	$14,774	$3,796

The only matters contributing to the other comprehensive income during the three months ended March 31, 2008 was the foreign currency translation adjustment of $3.4 million, the changes in employee benefit accounts of $0.1 million, and the change in the fair value of the derivative instruments of $0.4 million as described in Note 6. The only matters contributing to the other comprehensive income during the three months ended March 31, 2007 was the foreign currency translation adjustment of $1.2 million and the change in the fair value of the derivative instruments of $0.6 million as described in Note 6.

5.	Segment Information:

The Company’s management has identified three segments based on product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and liquid process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of the Company’s continuing operations:

	Three Months Ended
	March 31,

	2008	2007

Net Sales
Activated Carbon and Service	$76,898	$68,683
Equipment	9,697	10,966
Consumer	3,736	3,381
	$90,331	$83,030

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$17,376	$8,473
Equipment	3,443	(129)
Consumer	706	828
	21,525	9,172
Depreciation and amortization
Activated Carbon and Service	3,483	3,888
Equipment	318	240
Consumer	125	133
	3,926	4,261

Income from operations	$17,599	$4,911

Reconciling items:
Interest income	432	302
Interest expense	(1,271)	(1,450)
Other expense – net	(90)	(403)
Consolidated income from operations before income tax and equity in income from equity investments	$16,670	$3,360

	March 31, 2008	December 31, 2007
Total Assets
Activated Carbon and Service	$306,712	$302,432
Equipment	39,966	32,046
Consumer	13,723	13,662
Consolidated total assets	$360,401	$348,140

6.	Derivative Instruments

The Company accounts for its derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). This standard requires recognition of all derivatives as either assets or liabilities at fair value and may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses from changes in the fair value of derivative instruments.

The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts and foreign currency option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations. The Company uses cash flow hedges to limit the exposure to changes in natural gas prices. The contracts generally mature within one to thirty-six months.

At March 31, 2008, the Company had seventy-four derivative instruments outstanding of which one was a foreign currency swap, thirty were cash flow hedges utilizing foreign currency forward exchange contracts for forecasted product purchases, twenty-six were cash flow hedges utilizing foreign currency option contracts for forecasted product purchases, ten were foreign currency forward exchange contracts, and seven were cash flow hedges utilizing forward contracts for forecasted purchases of natural gas. The Company applied hedge accounting treatment for the thirty foreign currency forward exchange contracts, twenty-six foreign currency option contracts, the foreign currency swap and the seven cash flow hedges for forecasted natural gas purchases. The thirty foreign currency forward exchange contracts and twenty-six option contracts were treated as foreign cash flow hedges regarding payment for inventory purchases and will be released into operations during the year based on the timing of the sales of the underlying inventory. Accordingly, the change in fair value of these contracts of $(0.6) million was recorded in other comprehensive income (loss). The Company did not apply hedge accounting treatment for the remaining ten foreign currency forward exchange contracts and recorded an immaterial loss in other income. At March 31, 2007, the Company had thirty derivative instruments outstanding of which one was a foreign currency swap, twenty-six were foreign currency forward exchange contracts, and three were cash flow hedges for forecasted natural gas purchases. The Company applied hedge accounting treatment for the foreign currency swap and the three cash flow hedges for forecasted natural gas purchases. The Company did not apply hedge accounting treatment for the foreign currency forward exchange contracts and recorded an immaterial gain in other income.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of $0.1 million and $0.1 million, respectively, for the periods ended March 31, 2008 and 2007, was recorded in other comprehensive income (loss). The balance of the effective hedge portion of the foreign currency swap recorded in other long-term liabilities was $0.6 million and $0.9 million, respectively, as of March 31, 2008 and 2007.

The change in fair value of the cash flow hedges for the aforementioned forecasted natural gas purchases recorded in other comprehensive income (loss) was $0.9 million and $0.5 million, net of tax, respectively, as of March 31, 2008 and 2007, respectively. The balance of the cash flow hedges for forecasted natural gas purchases recorded in other current assets and other assets was $1.0 million and $0.3 million, respectively as of March 31, 2008 and $0.2 million recorded in other long-term liabilities as of March 31, 2007.

No component of the derivative gains or losses has been excluded from the assessment of hedge effectiveness. For the periods ended March 31, 2008 and 2007, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than eighteen months from the contract inception date. Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Management’s policy for managing natural gas exposure is to use derivatives to hedge from 25% to 100% of the forecasted natural gas requirements. These cash flow hedges span up to thirty-six months from the contract inception date. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.

7. Contingencies

The Company purchased the common stock of Advanced Separation Technologies Incorporated (“AST”) from Progress Capital Holdings, Inc. and Potomac Capital Investment Corporation on December 31, 1996. On January 12, 1998, the Company filed a claim for unspecified damages in the United States District Court for the Western District of Pennsylvania alleging among other things that Progress Capital Holdings and Potomac Capital Investment Corporation materially breached various AST financial and operational representations and warranties included in the Stock Purchase Agreement and had defrauded the Company. A jury returned a verdict in favor of the Company and against the defendants in the amount of $10.0 million on January 26, 2007. After the Court denied all post-trial motions, including the defendants’ motion for a new trial and the Company’s motion for the award of prejudgment interest, all parties appealed to the United States Circuit Court of Appeals for the Third Circuit. The parties settled the case in January 2008 when the defendants agreed to pay the Company $9.25 million. This sum was received and recorded into operations during February 2008. Of the settlement amount recorded into operations, approximately $5.3 million was recorded in the Activated Carbon and Service segment and $4.0 million was recorded in the Equipment segment.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2007, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense during the periods ended March 31, 2008 and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination that it will proceed with remediation efforts in 2008.

In April 2007, following protracted litigation in multiple jurisdictions, the U.S. Court of Appeals for the Federal Circuit held that the Company’s process patents for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water (the “UV patents”) are invalid in the United States concluding the U.S. litigation relating to the UV patents. On March 3, 2008, the Supreme Court of Canada held that the Company’s Canadian UV patents are invalid concluding the Canadian UV patent litigation. In March 2007, the Company and Trojan Technologies, Inc. entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan Technologies, Inc. worldwide immunity from all current and future legal action related to the Company’s UV patents. In 2007, a German trial court found that a competitor infringed the Company’s UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light. The Company appealed the decision relating to low pressure light. The competitor did not appeal. Oral argument is scheduled in this case for September 2008. The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of pending administrative proceedings in Germany. The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on findings and information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant RCRA violations that are unresolved by the information in the Company’s submittals. The Company met with the EPA in December 2007 to discuss alleged violations. The EPA requested additional information and indicated at the meeting that it would evaluate its enforcement options and expects to contact the Company by June 30, 2008 to explore a resolution. The EPA can take formal enforcement action to require the Company to remediate alleged violations which could involve the assessment of substantial civil penalties as well. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC has determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group formed to address this issue and the group is currently seeking a Consent Order with the NYSDEC on the clean up activity and approach. The Notice Letter also demands payment of all monies that the NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that the NYSDEC has expended.

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

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”). The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash, which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional 4.25 million Euro could be received dependent upon the business meeting certain earnings targets over the next three years. In May 2008, the Company reached a final agreement with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) regarding the aforementioned additional 4.25 million Euro contingent consideration fixing the amount to be paid to the Company at 2.8 million Euro. The Company expects to receive this payment by December 2011. The unpaid balance earns interest at 7% which is paid annually. The Company had presented the Charcoal/Liquid business as a discontinued operation for the periods that were impacted and will record the additional consideration as an additional gain on sale of the discontinued operation.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At March 31, 2008, Calgon Mitsubishi Chemical Corporation had $8.7 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At March 31, 2008, the lender had not requested, and the Company has not provided, such guarantee.

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

8. Goodwill & Intangible Assets

The Company has elected to do the annual impairment test of its goodwill, as required by SFAS No. 142, on December 31 of each year or earlier if a potential impairment indicator occurs. For purposes of the test, the Company has identified reporting units, as defined within SFAS No. 142, at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly.

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2008 are as follows:

	Carbon & Service Segment	Equipment Segment	Consumer Segment	Total

Balance as of January 1, 2008	$21,112	$6,673	$60	$27,845
Foreign exchange	9	(70)	-	(61)

Balance as of March 31, 2008	$21,121	$6,603	$60	$27,784

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2008 and December 31, 2007 respectively:

		March 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(898)	$471
Customer Relationships	17.0 Years	9,323	33	(4,992)	4,364
License Agreement	5.0 Years	500	-	(441)	59
Product Certification	7.9 Years	1,682	-	(686)	996
Unpatented Technology	20.0 Years	2,875	-	(1,399)	1,476
Total	16.0 Years	$15,749	$33	$(8,416)	$7,366

		December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(877)	$492
Customer Relationships	17.0 Years	9,323	30	(4,743)	4,610
License Agreement	5.0 Years	500	-	(416)	84
Product Certification	7.9 Years	1,682	-	(625)	1,057
Unpatented Technology	20.0 Years	2,875	-	(1,358)	1,517
Total	16.0 Years	$15,749	$30	$(8,019)	$7,760

For the three months ended March 31, 2008 and 2007, the Company recognized $0.4 million and $0.5 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2008	$1,571
2009	1,299
2010	1,155
2011	847
2012	257

9.  Borrowing Arrangements

5.00% Convertible Senior Notes due 2036

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036. The Notes accrue interest at the rate of 5.00% per annum which is payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes will mature on August 15, 2036.

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

For the periods ended March 31, 2008 and December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2008 and December 31, 2007. As a result, as of March 31, 2008 and December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of March 31, 2008, the Company is required to reclassify as a current liability, that portion of the Notes that can not be refinanced on a long-term basis under the Company’s Credit Facility as provided for by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” which was $65.0 million at March 31, 2008 and December 31, 2007.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through March 31, 2008, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. As of the three months ended March 31, 2008, the Company recorded interest expense of $1.1 million, of which $0.9 million related to the Notes and $0.2 million related to the amortization of the discount. The Company incurred issuance costs of $1.5 million which have been deferred and are being amortized over a five year period.

Credit Facility

The Credit Facility permits borrowings in an amount up to $55.0 million and includes a separate U.K. sub-facility and a separate Belgian sub-facility. The facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

As of March 31, 2008, the carrying amount of assets pledged as collateral was $50.8 million. The carrying amount as of March 31, 2008 for domestic, U.K., and Belgian borrowers were $40.1 million, $6.2 million, and $4.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of March 31, 2008, total availability was $32.9 million. Availability as of March 31, 2008 for domestic, U.K., and Belgian borrowers was $29.0 million, $3.9 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at March 31, 2008 totaled $17.9 million.

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

The Credit Facility contains a number of affirmative and negative covenants. For the quarter ended March 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2008. As a result, as of March 31, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert is an event of default of the Credit Facility. Included in the Credit Facility, is a provision for up to $10.0 million where Notes can be converted up to that amount and classified as long-term debt as the Company has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of March 31, 2008.

Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at March 31, 2008 bear interest at a variable rate and mature in May 2009. The interest rate as of March 31, 2008 was 2.28%. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 4.0 million Euros which is secured by a U.S. letter of credit. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2008. Bank guarantees of 0.9 million euros were issued as of March 31, 2008. The maturity date of this facility is December 15, 2008. Availability under this facility was 3.1 million euros at March 31, 2008.

United Kingdom Credit Facilities
The Company maintains a United Kingdom unsecured bonds, guarantees, and indemnities facility totaling 616,000 British Pound Sterling. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility. Bank guarantees of 611,924 British Pound Sterling were issued as of March 31, 2008.

Chinese Credit Facility
The Company maintains a Chinese credit facility totaling 11.0 million RMB or $1.6 million which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants. The maturity date of this facility is December 26, 2008. The facility was fully utilized at March 31, 2008.

Fair Value of Debt
At March 31, 2008, the Company had $75.0 million of fixed rate Senior Convertible Notes outstanding ($65.0 million classified as current). The fair value of these Notes at March 31, 2008 was $221.1 million. The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes. The remaining $2.9 million of long-term debt is based on the prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at March 31, 2008 of $1.6 million in 2008, $2.9 million in 2009 and $75.0 million in 2011. See also the 5.00% Convertible Senior Notes due 2036 section related to the holders’ optional conversion as of March 31, 2008 and December 31, 2007.

10. Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
Pension Benefits (in thousands)	2008	2007
Service cost	$256	$322
Interest cost	1,172	1,174
Expected return on plan assets	(1,354)	(1,229)
Amortization of prior service cost	61	61
Net actuarial loss amortization	74	69
Net periodic pension cost	$209	$397

The expected long-term rate of return on plan assets is 8.00% in 2008.

Employer Contributions

In its 2007 financial statements, the Company disclosed that it expected to contribute $3.7 million to its U.S. pension plans in 2008. As of March 31, 2008, the Company has contributed $3.6 million. The Company expects to contribute the remaining $0.1 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
Pension Benefits (in thousands)	2008	2007
Service cost	$203	$181
Interest cost	514	426
Expected return on plan assets	(387)	(320)
Amortization of net transition amount	12	11
Net actuarial loss amortization	8	25
Net periodic pension cost	$350	$323

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2008.

Employer Contributions

In its 2007 financial statements, the Company disclosed that it expected to contribute $2.5 million to its European pension plans in 2008. As of March 31, 2008, the Company contributed $0.5 million. The Company expects to contribute the remaining $2.0 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company began making contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees when their former Barnebey Sutcliffe Employee USWA Local 23.08 401(k) Plan was discontinued and their defined benefit pension plan was frozen effective April 30, 2007. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.6 million and $0.5 million for the periods ended March 31, 2008 and 2007, respectively.

11. Earnings Per Share

Computation of basic and diluted net income per common share from operations is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2008	2007
Income from operations available to common shareholders	$10,874	$2,034
Weighted Average Shares Outstanding
Basic	40,240,397	40,224,585
Effect of Dilutive Securities	11,515,723	2,436,040
Diluted	51,756,120	42,660,625
Net income
Basic	$0.27	$0.05
Diluted	$0.21	$0.05

For the three months ended March 31, 2008 and 2007, there were 80,625 and 1,457,468 of stock options that were excluded from the dilutive calculations as the effect would have been antidilutive.

The Company’s obligation under its Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). As of March 31, 2008, the average stock price for the 90-day trading period was $15.90, which was higher than the conversion price of $5.10 therefore 9,988,899 shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the quarter ended March 31, 2008.

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

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Operations Three months ended March 31, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries		Consolidated

Net sales	$80,559	$11,294	$10,968		$(12,490)	$90,331
Cost of products sold	56,457	8,337	9,461		(12,490)	61,765
Depreciation and amortization	3,404	341	181		-	3,926
Selling, general and administrative expenses	12,920	1,238	1,042		-	15,200
Research and development expense	992	99	-		-	1,091
Gain on AST Settlement	(9,250)	-	-		-	(9,250)
Results of affiliates’ operations	5,146	555	-		(5,701)	-
Interest (income) expense -net	4,537	(3,505)	(193)		-	839
Other (income) expense - net	(114)	195	9		-	90
Provision for income taxes	5,885	276	73		-	6,234
Equity in income from equity investments	-	-	436		2	438
Net income (loss)	$10,874	$4,868	$831	$	(5,699)	$10,874

	Condensed Consolidating Statements of Operations
	Three months ended March 31, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$71,860	$11,887	$12,313	$(13,030)	$83,030
Cost of products sold	52,715	9,695	9,044	(13,030)	58,424
Depreciation and amortization	3,427	277	557	-	4,261
Selling, general and administrative expenses	12,592	1,305	709	-	14,606
Research and development expense	736	92	-	-	828
Interest (income) expense - net	5,276	(3,896)	(232)	-	1,148
Other (income) expense - net	330	235	(162)	-	403
Provision for income taxes	1,609	69	702	-	2,380
Results of affiliates’ operations	6,859	903	-	(7,762)	-
Equity in income from equity investments	-	-	1,049	5	1,054
Net income (loss)	$2,034	$5,013	$2,744	$(7,757)	$2,034

	Condensed Consolidating Balance Sheets March 31, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and cash equivalents	$22,741	$4,141	$8,253	$-	$35,135
Receivables	47,661	14,246	4,823	(8,206)	58,524
Inventories	69,453	7,576	6,699	33	83,761
Other current assets	17,073	1,390	1,198	-	19,661
Total current assets	156,928	27,353	20,973	(8,173)	197,081

Intercompany accounts receivable	53,657	181,671	4,088	(239,416)	-
Property, plant and equipment, net	95,792	7,229	7,807	-	110,828
Intangibles	4,312	3,054	-	-	7,366
Goodwill	16,674	8,346	2,764	-	27,784
Equity investments	252,964	102,723	9,523	(356,240)	8,970
Other assets	4,308	1,345	2,719	-	8,372
Total assets	$584,635	$331,721	$47,874	$(603,829)	$360,401

Short-term debt	$-	$-	$1,566	$-	$1,566
Current portion of long-term debt	62,662	-	-	-	62,662
Accounts payable	32,026	18,832	3,712	(13,577)	40,993
Other current liabilities	26,503	427	(13,849)	(1,823)	11,258
Total current liabilities	121,191	19,259	(8,571)	(15,400)	116,479

Intercompany accounts payable	172,452	49,678	10,208	(232,338)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	89,197	8,798	12,380	(68,248)	42,127
Shareholders' equity	188,870	253,986	33,857	(287,843)	188,870
Total liabilities and shareholders' equity	$584,635	$331,721	$47,874	$(603,829)	$360,401

	Condensed Consolidating Balance Sheets December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$20,802	$3,683	$25,930	$(20,111)	$30,304
Receivables	47,184	15,259	5,004	(9,899)	57,548
Inventories	67,501	8,221	5,525	33	81,280
Other current assets	18,015	1,334	1,197	-	20,546
Total current assets	153,502	28,497	37,656	(29,977)	189,678

Intercompany accounts receivable	57,071	175,462	2,138	(234,671)	-
Property, plant, and equipment, net	90,435	7,263	7,814	-	105,512
Intangibles	4,586	3,174	-	-	7,760
Goodwill	16,674	8,337	2,834	-	27,845
Equity investments	246,633	102,187	9,151	(349,378)	8,593
Other assets	4,908	1,313	2,531	-	8,752
Total assets	$573,809	$326,233	$62,124	$(614,026)	$348,140

Short-term debt	$-	$-	$1,504	$-	$1,504
Current portion of long-term debt	62,507	-	-	-	62,507
Accounts payable	33,424	19,914	3,417	(13,592)	43,163
Other current liabilities	33,219	299	2,592	(23,523)	12,587
Total current liabilities	129,150	20,213	7,513	(37,115)	119,761

Intercompany accounts payable	168,342	48,144	11,079	(227,565)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	91,143	8,782	11,350	(68,070)	43,205
Shareholders' equity	172,249	249,094	32,182	(281,276)	172,249
Total liabilities and shareholders' equity	$573,809	$326,233	$62,124	$(614,026)	$348,140

	Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$4,561	$5,578	$(1,859)	$1,528	$9,808
Investing activities:
Property, plant and equipment expenditures	(6,400)	(163)	(54)	-	(6,617)
Investment from (in) affiliates	-	(22)	22	-	-
Other	-	-	-	-	-
Net cash used in investing activities	(6,400)	(185)	(32)	-	(6,617)
Financing activities:
Net borrowings (repayments)	(5,602)	-	(14,509)	20,111	-
Intercompany and equity transactions	7,506	(4,675)	(2,831)	-	-
Other	1,103	-	-	-	1,103
Excess Tax benefit for stock-based compensation	742	-	-	-	742
Net cash provided by (used in) financing activities	3,749	(4,675)	(17,340)	20,111	1,845
Effect of exchange rate changes on cash and cash equivalents	28	(259)	1,554	(1,528)	(205)
Increase (decrease) in cash and cash equivalents	1,938	459	(17,677)	20,111	4,831
Cash and cash equivalents, beginning of period	20,803	3,682	25,930	(20,111)	30,304
Cash and cash equivalents, end of period	$22,741	$4,141	$8,253	$-	$35,135

	Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(4,087)	$3,491	$2,967	$1,052	$3,423
Investing activities:
Property, plant and equipment expenditures	(1,656)	(128)	(181)	-	(1,965)
Investment from (in) affiliates	-	(60)	61	(1)	-
Other	147	-	-	-	147
Net cash used in investing activities	(1,509)	(188)	(120)	(1)	(1,818)
Financing activities:
Net borrowings (repayments)	4,871	-	931	(4,753)	1,049
Intercompany and equity transactions	4,687	(3,739)	(1,837)	889	-
Other	(74)	(1)	-	1	(74)
Net cash provided by (used in) financing activities	9,484	(3,740)	(906)	(3,863)	975
Effect of exchange rate changes on cash and cash equivalents	1,508	44	182	(1,047)	687
Increase (decrease) in cash and cash equivalents	5,396	(393)	2,123	(3,859)	3,267
Cash and cash equivalents, beginning of period	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of period	$5,396	$2,114	$21,679	$(20,291)	$8,898

13. Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $2.9 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively. Receivables from equity investees amounted to $2.2 million and $2.4 million at March 31, 2008 and December 31, 2007, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.

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

As of March 31, 2008 and December 31, 2007, the Company’s gross unrecognized income tax benefits were $12.8 million and $12.0 million, respectively. If recognized, $10.3 million and $10.0 million of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2008 and December 31, 2007, respectively.

15. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments accounted for at fair value on a recurring and non-recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2 providing for a one year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its non-financial assets and liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008, as required by SFAS No. 157:

(Thousands)	Level 1	Level 2	Level 3
Assets
Natural gas derivatives	$-	$1,220	$-
Liabilities
Derivatives	$-	$615	$-

The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts, foreign currency option contracts, and a foreign currency swap to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations. The Company uses cash flow hedges to limit the exposure to changes in natural gas prices. The contracts generally mature within one to thirty-six months.

16. New Accounting Pronouncements

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

In March 2008, the FASB issue SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effects that SFAS No. 161 may have on its consolidated financial statement disclosures.

Item 2.  Management’s Discussion and Analysis of Results of
Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Consolidated net sales increased by $7.3 million or 8.8% for the quarter ended March 31, 2008 versus the quarter ended March 31, 2007. Net sales for the quarter ended March 31, 2008 for the Activated Carbon and Service segment increased $8.2 million or 12.0% versus the similar 2007 period. The increase was primarily due to higher demand and price in the food, environmental water treatment, and specialty carbon markets of $3.4 million, $2.8 million, and $2.1 million, respectively. Higher demand in the environmental air treatment and metals recovery markets also contributed to the increase. Foreign currency translation had a positive impact of $2.5 million. Net sales for the Equipment segment decreased $1.3 million or 11.6% in the first quarter 2008 versus the comparable 2007 period. The decrease was primarily due to lower demand for ion exchange systems, which was partially offset by an increase in demand for ultra violet light systems. Foreign currency translation also had a positive impact of $0.1 million. Net sales for the quarter ended March 31, 2008 for the Consumer segment increased by $0.4 million or 10.5% versus the quarter ended March 31, 2007. The increase was primarily attributable to higher demand for PreZerve® products and activated carbon cloth as well as the positive impact of foreign currency translation of $0.1 million. The total positive impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2008 was $2.7 million.

Net sales less cost of products sold, as a percentage of net sales, was 31.6% for the quarter ended March 31, 2008 compared to 29.6% for the similar 2007 period, a 2.0% increase. The increase was in the Activated Carbon and Service segment which was primarily related to volume and higher prices for certain activated carbon and service products. Both the Equipment and Consumer segments were comparable for the quarter ended March 31, 2008 versus the similar 2007 period. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.3 million during the quarter ended March 31, 2008 versus the quarter ended March 31, 2007 was primarily due to decreased depreciation due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses increased $0.6 million for the quarter ended March 31, 2008 versus the comparable 2007 quarter. The increase was primarily due to the positive effect of the settlement with Trojan Technologies regarding the Company’s Canadian UV patent that occurred in the 2007 period partially offset by a decrease in bad debt expense.

Research and development expenses for the quarter ended March 31, 2008 increased $0.3 million versus the similar 2007 period primarily due to an increase in laboratory testing services.

The $9.3 million gain on AST settlement for the quarter ended March 31, 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of Advanced Separation Technologies Inc. (“AST”) in 1996 (See Note 7). Of the settlement amount, approximately $5.3 million was recorded in the Activated Carbon and Service segment and $4.0 million was recorded in the Equipment segment.

Other expense for the quarter ended March 31, 2008 decreased $0.3 million as compared to March 31, 2007. The decrease is primarily due to the favorable impact of foreign exchange on unhedged positions.

Interest expense, net of interest income, for the quarter ended March 31, 2008 decreased $0.3 million versus the quarter ended March 31, 2007. The decrease is primarily a result of the effect of capitalized interest for the 2008 period due to increased capital spending as well as the penalty interest related to the Company’s Senior Convertible Notes that occurred in the 2007 period.

The income tax provision increased $3.9 million for the quarter ended March 31, 2008 versus the quarter ended March 31, 2007. The increase was primarily due to an increase in income from operations before income tax and equity in income from equity investments of $13.3 million.

The effective tax rate for the quarter ended March 31, 2008 was 37.4% compared to 70.8% for the quarter ended March 31, 2007. The quarter ended March 31, 2008 tax rate was higher than the statutory Federal income tax rate mainly due to permanent items and state income taxes. The effective tax rate for the quarter ended March 31, 2007 was adversely impacted by several factors including income in certain foreign jurisdictions whose statutory tax rates exceeded the United States statutory rate, the absence of a full benefit from foreign tax credits in the United States due to an overall foreign loss as well as income generated by the Company’s Japanese joint venture.

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

Equity in income from equity investments for the quarter ended March 31, 2008 decreased $0.6 million versus the similar 2007 period. The decrease was primarily due to higher product costs realized in 2008.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $9.8 million for the period ended March 31, 2008 compared to $3.4 million for the comparable 2007 period. The $6.4 million increase is primarily due to improved earnings of $8.8 million ($5.7 million, net of tax, from the AST settlement (See Note 7)) and favorable operating working capital (exclusive of debt) partially offset by increased pension contributions.

Common stock dividends were not paid during the quarters ended March 31, 2008 and 2007, respectively.

Total debt at March 31, 2008 was $77.2 million, an increase of $0.2 million from December 31, 2007. The increase was primarily the result of the effect of foreign exchange related to the Company’s short-term debt as well as the decrease in the debt discount related to the Senior Convertible Notes.

5.00% Convertible Senior Notes due 2036

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036. The Notes accrue interest at the rate of 5.00% per annum which is payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes will mature on August 15, 2036.

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

For the periods ended March 31, 2008 and December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2008 and December 31, 2007. As a result, as of March 31, 2008 and December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although the Company does not anticipate that a significant amount of these Notes will be converted, if any, as of March 31, 2008, the Company is required to reclassify as a current liability, that portion of the Notes that can not be refinanced on a long-term basis under the Company’s Credit Facility as provided for by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” which was $65.0 million at March 31, 2008 and December 31, 2007.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through March 31, 2008, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. As of the three months ended March 31, 2008, the Company recorded interest expense of $1.1 million, of which $0.9 million related to the Notes and $0.2 million related to the amortization of the discount. The Company incurred issuance costs of $1.5 million which have been deferred and are being amortized over a five year period.

Credit Facility

The Credit Facility permits borrowings in an amount up to $55.0 million and includes a separate U.K. sub-facility and a separate Belgian sub-facility. The facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

As of March 31, 2008, the carrying amount of assets pledged as collateral was $50.8 million. The carrying amount as of March 31, 2008 for domestic, U.K., and Belgian borrowers were $40.1 million, $6.2 million, and $4.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of March 31, 2008, total availability was $32.9 million. Availability as of March 31, 2008 for domestic, U.K., and Belgian borrowers was $29.0 million, $3.9 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at March 31, 2008 totaled $17.9 million.

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

The Credit Facility contains a number of affirmative and negative covenants. For the quarter ended March 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended March 31, 2008. As a result, as of March 31, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Although currently not anticipated by the Company, the ability of holders of the Notes to convert is an event of default of the Credit Facility. Included in the Credit Facility, is a provision for up to $10.0 million where Notes can be converted up to that amount and classified as long-term debt as the Company has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of March 31, 2008.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of March 31, 2008, there have been no changes in the payment terms of debt, lease agreements, and unconditional purchase obligations since December 31, 2007.

The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a stand alone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s credit facility. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that cash on hand and borrowings will adequately support each of the segments cash needs.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $6.6 million for the three months ended March 31, 2008 compared to expenditures of $2.0 million for the same period in 2007. The expenditures for the period ended March 31, 2008 consisted primarily of improvements to the Company’s manufacturing facilities of $5.0 million, of which $3.5 million was directly related to the planned re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility, $0.7 million related to improvements to information systems, and $0.8 million for customer capital. The comparable 2007 expenditures consisted primarily of improvements to the Company’s manufacturing facilities of $1.8 million and customer capital of $0.1 million. Capital expenditures for 2008 are projected to be approximately $45.0 million which includes approximately $14.5 million related to the aforementioned production line at the Catlettsburg, Kentucky facility. These capital expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review, in accordance with SFAS No. 144, of the plant’s assets having a net book value of $1.4 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in the future as market conditions warrant it. If management should determine not to re-start the plant, operating results would be adversely affected by impairment charges.

Regulatory Matters

Each of the Company’s U.S. production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s U.S. production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility known as B-line. The Company will need to install pollution abatement equipment in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. On January 25, 2008, the Company announced its intention to re-start B-line. The Company estimates it will invest approximately $20.0 million in this line and that the project is estimated to be completed in early 2009.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2007, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense during the periods ended March 31, 2008 and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has not yet determined when it will proceed with remediation efforts.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on findings and information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant RCRA violations that are unresolved by the information in the Company’s submittals. The Company met with the EPA in December 2007 to discuss alleged violations. The EPA requested additional information and indicated at the meeting that it would evaluate its enforcement options and expects to contact the Company by June 30, 2008 to explore a resolution. The EPA can take formal enforcement action to require the Company to remediate alleged violations, which could involve the assessment of substantial civil penalties as well. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC has determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear, therefore the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group formed to address this issue and the group is currently seeking a Consent Order with NYSDEC on the clean up activity and approach. In accordance with the Notice Letter this will also cover payment of all monies that the NYSDEC has already expended for investigation and remediation of the Site.

In July 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directs the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which are appended to the NOV. The Company submitted a revised Part B application and responded to the KYDEP’s comments in December 2007 as required by the NOV. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. On October 18, 2007, the Company received an NOV from the EPA related to specific sections of this permit application and submitted a revised application to the EPA within the mandated timeframe. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, and the United Kingdom. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.

New Accounting Pronouncements

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

In March 2008, the FASB issue SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effects that SFAS No. 161 may have on its consolidated financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2007.

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2008, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)		Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
January 1 - January 31, 2008	—		—	—	—
February 1 - February 29, 2008 March 1 - March 31, 2008	10,666 39,946	$ $	16.94 16.09	— —	— —

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued on February 9, 2008; March 1, 2008; March 27, 2008; and March 31, 2008. Future purchases under this plan will be dependent upon employee elections and forfeitures.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: May 8, 2008	/s/Leroy M. Ball
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