Form 10-Q
period 2008-06-30
CALGON CARBON CORPORATION
filed 2008-08-11
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008 or

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

Yes ☐ No ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2008
Common Stock, $.01 par value	41,194,677 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2008

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$106,335	$86,621	$193,755	$167,667
Net sales to related parties	2,141	1,807	5,052	3,791
Total	108,476	88,428	198,807	171,458
Cost of products sold (excluding depreciation and amortization)	71,021	59,556	132,786	117,980
Depreciation and amortization	4,199	4,331	8,125	8,592
Selling, general and administrative expenses	16,151	15,009	31,351	29,615
Research and development expenses	1,003	907	2,094	1,735
Gain on AST settlement (See Note 8)	-	-	(9,250)	-
	92,374	79,803	165,106	157,922
Income from operations	16,102	8,625	33,701	13,536
Interest income	425	400	857	702
Interest expense	(1,204)	(1,410)	(2,475)	(2,860)
Other expense—net	(480)	(408)	(570)	(811)
Income from continuing operations before income tax and equity in income (loss) from equity investments	14,843	7,207	31,513	10,567
Income tax provision	4,887	3,147	11,121	5,527
Income from continuing operations before equity in income (loss) from equity investments…	9,956	4,060	20,392	5,040
Equity in income (loss) from equity investments	(139)	402	299	1,456
Income from continuing operations	9,817	4,462	20,691	6,496
Income from discontinued operations, net (See Note 1)	3,447	-	3,447	-
Net income	$13,264	$4,462	$24,138	$6,496
Net income per common share
Basic:
Income from continuing operations	$.24	$.11	$.51	$.16
Income from discontinued operations	.09	-	.09	-
Total	$.33	$.11	$.60	$.16
Diluted:
Income from continuing operations	$.19	$.09	$.40	$.14
Income from discontinued operations	.06	-	.07	-
Total	$.25	$.09	$.47	$.14
Weighted average shares outstanding
Basic	40,558,818	40,291,372	40,399,608	40,258,163
Diluted	52,024,889	47,745,066	51,890,504	45,807,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,549	$30,304
Receivables (net of allowance of $2,483 and $2,834)	64,556	55,195
Receivables from related parties	1,874	2,353
Revenue recognized in excess of billings on uncompleted contracts	6,549	7,698
Inventories	86,729	81,280
Deferred income taxes - current	8,684	9,246
Other current assets	7,994	3,602
Total current assets	214,935	189,678
Property, plant and equipment, net	112,260	105,512
Equity investments	8,459	8,593
Intangibles	6,961	7,760
Goodwill	27,812	27,845
Deferred income taxes - long-term	3,192	6,419
Other assets	7,443	2,333
Total assets	$381,062	$348,140
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,837	$39,436
Billings in excess of revenue recognized on uncompleted contracts	4,576	3,727
Accrued interest	1,444	1,461
Payroll and benefits payable	8,484	9,182
Accrued income taxes	976	1,944
Short-term debt	1,600	1,504
Current portion of long-term debt	65,744	62,507
Total current liabilities	122,661	119,761
Long-term debt	10,000	12,925
Deferred income taxes - long-term	1,072	1,361
Accrued pension and other liabilities	40,596	41,844
Total liabilities	174,329	175,891
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 43,582,678 and 43,044,318 shares issued	436	430
Additional paid-in capital	82,340	77,299
Retained earnings	129,074	104,936
Accumulated other comprehensive income	23,130	17,008
	234,980	199,673
Treasury stock, at cost, 2,877,913 and 2,827,301 shares	(28,247)	(27,424)
Total shareholders' equity	206,733	172,249
Total liabilities and shareholders’ equity	$381,062	$348,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$24,138	$6,496
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from divestiture (See Note 1)	(4,353)	-
Depreciation and amortization	8,125	8,592
Equity in (income) loss from equity investments - net	101	(1,053)
Employee benefit plan provisions	1,277	745
Stock-based compensation	1,534	1,890
Non-cash pension curtailment gain	-	(265)
Deferred income tax	3,483	4,429
Changes in assets and liabilities:
Increase in receivables	(7,654)	(6,010)
Increase in inventories	(3,741)	(651)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(760)	1,131
(Decrease) increase in accounts payable and accrued liabilities	(551)	2,128
Increase (decrease) in accrued income taxes	648	(1,762)
Pension contributions	(4,673)	(1,890)
Other items - net	558	(1,306)
Net cash provided by operating activities	18,132	12,474
Cash flows from investing activities
Property, plant and equipment expenditures	(11,802)	(4,451)
Proceeds from disposals of property, plant and equipment	331	162
Net cash used in investing activities	(11,471)	(4,289)
Cash flows from financing activities
Proceeds from borrowings	-	5,933
Repayments of borrowings	-	(4,195)
Treasury stock purchases	(823)	(157)
Common stock issued through exercise of stock options	2,543	708
Excess tax benefit from stock-based compensation	970	-
Net cash provided by financing activities	2,690	2,289
Effect of exchange rate changes on cash	(1,106)	523
Increase in cash and cash equivalents	8,245	10,997
Cash and cash equivalents, beginning of period	30,304	5,631
Cash and cash equivalents, end of period	$38,549	$16,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Discontinued Operations

On February 17, 2006, Calgon Carbon Corporation, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”). The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash, which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional 4.25 million Euro could have been received dependent upon the business meeting certain earnings targets over the next three years. In May 2008, the Company reached a final agreement with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) regarding the aforementioned additional 4.25 million Euro contingent consideration fixing the amount to be paid to the Company at 2.8 million Euro. The Company expects to receive this payment in December 2011. The unpaid balance earns interest at 7% which is paid annually. The Company had presented the Charcoal/Liquid business as a discontinued operation for the periods that were impacted and has recorded the additional consideration as an additional pre-tax gain on sale of $4.4 million or $3.5 million, net of tax, within discontinued operations for the period ended June 30, 2008.

2.	Inventories:

	June 30, 2008	December 31, 2007
Raw materials	$23,235	$22,321
Finished goods	63,494	58,959
	$86,729	$81,280

3.	Supplemental Cash Flow Information:

Cash paid for interest during the six months ended June 30, 2008 and 2007 was $2.3 million and $2.7 million, respectively. Income taxes paid, net of refunds, was $7.6 million and $0.7 million, for the six months ended June 30, 2008 and 2007, respectively.

The non-cash impact of the January 1, 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) was $4.3 million for the six months ended June 30, 2007.

4.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2008 and 2007.

5.	Comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$13,264	$4,462	$24,138	$6,496
Other comprehensive income, net of taxes	2,222	916	6,122	2,678
Comprehensive income	$15,486	$5,378	$30,260	$9,174

The only matters contributing to the other comprehensive income during the three and six months ended  June 30, 2008 was the foreign currency translation adjustment of $0.7 million and $4.1 million, respectively; the changes in employee benefit accounts of $0.1 million and $0.2 million, respectively; and the change in the fair value of the derivative instruments of $1.4 million and $1.8 million, respectively, as described in Note 7. The only matters contributing to the other comprehensive income during the three and six months ended  June 30, 2007 was the foreign currency translation adjustment of $0.9 million and $2.1 million, respectively, and the change in the fair value of the derivative instruments of $(14) thousand and $0.5 million, respectively, as described in Note 7.

6.	Segment Information:

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales
Activated Carbon and Service	$95,284	$74,723	$172,182	$143,406
Equipment	10,742	10,658	20,439	21,624
Consumer	2,450	3,047	6,186	6,428
	$108,476	$88,428	$198,807	$171,458
Income (loss) from continuing operations before depreciation and amortization
Activated Carbon and Service	$19,766	$13,015	$37,142	$21,488
Equipment	519	(607)	3,962	(736)
Consumer	16	548	722	1,376
	20,301	12,956	41,826	22,128
Depreciation and amortization
Activated Carbon and Service	3,793	3,959	7,276	7,847
Equipment	280	243	598	483
Consumer	126	129	251	262
	4,199	4,331	8,125	8,592

Income from operations	16,102	8,625	33,701	13,536

Reconciling items:
Interest income	425	400	857	702
Interest expense	(1,204)	(1,410)	(2,475)	(2,860)
Other expense - net	(480)	(408)	(570)	(811)
Consolidated income from continuing operations before income tax and equity in income (loss) from equity investments	$14,843	$7,207	$31,513	$10,567

	June 30, 2008	December 31, 2007
Total Assets
Activated Carbon and Service	$324,699	$302,432
Equipment	40,345	32,046
Consumer	16,018	13,662
Consolidated total assets	$381,062	$348,140

7.	Derivative Instruments

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

At June 30, 2008, the Company had eighty-nine derivative instruments outstanding of which one was a foreign currency swap, fifty-two were hedges utilizing foreign currency forward exchange contracts, twenty-eight were cash flow hedges utilizing foreign currency option contracts for forecasted inventory purchases, and eight were cash flow hedges utilizing forward contracts for forecasted purchases of natural gas. The Company applied hedge accounting treatment for forty-seven of the foreign currency forward exchange contracts, the twenty-eight foreign currency option contracts, the foreign currency swap, and the eight cash flow hedges for forecasted natural gas purchases. The aforementioned forty-seven foreign currency forward exchange contracts and twenty-eight option contracts were treated as foreign cash flow hedges regarding payment for inventory purchases and will be released into operations during the year based on the timing of the sales of the underlying inventory. Accordingly, the change in fair value of these contracts of $(0.3) million was recorded in other comprehensive income (loss). The Company did not apply hedge accounting treatment for the remaining five foreign currency forward exchange contracts and recorded an immaterial gain in other income. The change in fair value of the effective hedge portion of the cash flow hedges for the forecasted natural gas purchases recorded in other comprehensive income (loss) was $1.1 million and $2.0 million, net of tax, respectively, for the three and six month periods ended June 30, 2008 and $(0.1) million and $0.4 million, net of tax, respectively, for the three and six month periods ended June 30, 2007. The balance of the cash flow hedges for forecasted natural gas purchases recorded in other current assets, other assets, and other long-term liabilities was $2.2 million, $0.8 million, and $12 thousand, respectively, as of June 30, 2008 and $0.3 million recorded in other long-term liabilities as of June 30, 2007.

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

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of $4 thousand and $0.1 million, respectively, for the three and sixth month periods ended June 30, 2008 and $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 2007 was recorded in other comprehensive income. The balance of the foreign currency swap recorded in other long-term liabilities was $0.6 million and $0.9 million, respectively, as of June 30, 2008 and 2007.

No component of the derivative gains or losses has been excluded from the assessment of hedge effectiveness. For the three and six month periods ended June 30, 2008 and 2007, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

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

8.	Contingencies

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2007, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense during the periods ended June 30, 2008 and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination that it will proceed with remediation efforts in 2008.

Following litigation with Trojan Technologies, Inc. (“Trojan”) in multiple jurisdictions, the U.S. Court of Appeals for the Federal Circuit held that the Company’s process patents for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water (the “UV patents”) are invalid in the United States, concluding the U.S. litigation relating to the UV patents. On March 3, 2008, the Supreme Court of Canada held that the Company’s Canadian UV patents are invalid, concluding the Canadian UV patent litigation. In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan worldwide immunity from all current and future legal action related to the Company’s UV patents. In 2007, a German trial court found that a competitor infringed the Company’s UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light. The Company appealed the decision relating to low pressure light. The competitor did not appeal. Oral argument is scheduled in this case for September 2008. The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of pending administrative proceedings in Germany. The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on findings during a Multi Media Compliance inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005. The alleged violations mostly concerned the hazardous waste spent activated carbon reactivation facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant violations of the Resource Conservation and Recovery Act (“RCRA”) that are unresolved by the information in the Company’s submittals. The Company met with the EPA in December 2007 to discuss alleged violations. The EPA requested additional information which the Company provided. The EPA can take formal enforcement action to require the Company to remediate alleged violations, which could involve the assessment of substantial civil penalties as well. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) pursuant to the CERCLA Off-Site Rule. The CERCLA Off-Site Rule unacceptability determination applies only to materials from CERCLA regulated response actions, and if it goes into effect, it would not prohibit the Big Sandy Plant from receiving hazardous waste spent carbons from other sources. The Company received written notice of the unacceptability determination on July 14, 2008 (the “Notice”). The Notice alleges multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases stem from the September 2005 multi-media compliance inspection, and are the same as alleged in the January 2007 NOV described in the preceding paragraph. The Notice is dated July 3, 2008 and the Company has 60 days from that date to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant will not be able to receive spent carbon from CERCLA sites until the EPA determines that the facility is again acceptable to receive such CERCLA wastes. The EPA has scheduled a conference with the Company on August 25, 2008. The Company will be submitting a written response to the Notice prior to the conference. The Company has also requested an extension of the 60 day period before the unacceptability determination goes into effect due to the late delivery of the Notice and the late date of the conference with the EPA. The EPA has not yet responded to this request. The Company believes that the indefinite suspension or termination of its ability to receive and reactivate spent carbon from CERCLA sites will not have a material adverse effect on its financial position or results of operations.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC has determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear, therefore the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group formed to address this issue and the group is currently seeking a Consent Order with the NYSDEC on the clean up activity and approach. The Notice Letter also demands payment of all monies that the NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that the NYSDEC has expended. The Company, as part of the PRP group, is negotiating a consent order with the NYSDEC for a supplemental investigation at the Site to collect data for the design of the soil remediation and to further characterize ground water conditions at the Site.

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

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At June 30, 2008, Calgon Mitsubishi Chemical Corporation had $7.7 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At June 30, 2008, the lender had not requested, and the Company has not provided, such guarantee.

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

9.	Goodwill & Intangible Assets

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

The changes in the carrying amounts of goodwill by segment for the six month period ended June 30, 2008 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of January 1, 2008	$21,112	$6,673	$60	$27,845
Foreign exchange	18	(51)	-	(33)
Balance as of June 30, 2008	$21,130	$6,622	$60	$27,812

The following is a summary of the Company’s identifiable intangible assets as of June 30, 2008 and December 31, 2007 respectively:

	June 30, 2008
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(918)	$451
Customer Relationships	17.0 Years	9,323	37	(5,242)	4,118
License Agreement	5.0 Years	500	-	(466)	34
Product Certification	7.9 Years	1,682	-	(759)	923
Unpatented Technology	20.0 Years	2,875	-	(1,440)	1,435
Total	16.0 Years	$15,749	$37	$(8,825)	$6,961

	December 31, 2007
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(877)	$492
Customer Relationships	17.0 Years	9,323	30	(4,743)	4,610
License Agreement	5.0 Years	500	-	(416)	84
Product Certification	7.9 Years	1,682	-	(625)	1,057
Unpatented Technology	20.0 Years	2,875	-	(1,358)	1,517
Total	16.0 Years	$15,749	$30	$(8,019)	$7,760

For the three and six months ended June 30, 2008, the Company recognized $0.4 million and $0.8 million, respectively, of amortization expense related to intangible assets. For the three and six months ended June 30, 2007, the Company recognized $0.5 million and $0.9 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2008	$1,571
2009	1,299
2010	1,155
2011	847
2012	257

10.	Borrowing Arrangements

5.00% Convertible Senior Notes due in 2036

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

For the periods ended June 30, 2008 and December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2008 and December 31, 2007. As a result, as of June 30, 2008 and December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. The Company is required to reclassify as a current liability, that portion of the Notes that can not be refinanced on a long-term basis under the Company’s Credit Facility as provided for by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” which was $65.0 million at June 30, 2008 and December 31, 2007.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through June 30, 2008, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. As of the six month period ended June 30, 2008, the Company recorded interest expense of $2.2 million, of which $1.9 million related to the Notes and $0.3 million related to the amortization of the discount. The Company incurred issuance costs of $1.5 million which have been deferred and are being amortized over a five year period.

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

As of June 30, 2008, the collateral value of assets pledged was $57.1 million. The collateral value as of June 30, 2008 for domestic, U.K., and Belgian borrowers were $45.7 million, $5.9 million, and $5.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of June 30, 2008, total availability was $38.6 million. Availability as of June 30, 2008 for domestic, U.K., and Belgian borrowers was $34.6 million, $4.0 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at June 30, 2008 totaled $16.4 million.

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

The Credit Facility contains a number of affirmative and negative covenants. For the period ended June 30, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2008. As a result, as of June 30, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. The conversion of the Notes by the holders in excess of $10.0 million would be an event of default of the Credit Facility. Included in the Credit Facility, is a provision for up to $10.0 million where Notes can be converted up to that amount and classified as long-term debt as the Company has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of June 30, 2008.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 4.0 million Euros which is secured by a U.S. letter of credit. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2008. Bank guarantees of 0.9 million Euros were issued as of June 30, 2008. The maturity date of this facility is December 15, 2008. Availability under this facility was 3.1 million Euros at June 30, 2008.

United Kingdom Credit Facility
The Company maintains a United Kingdom unsecured bonds, guarantees, and indemnities facility totaling 616,000 British Pound Sterling. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility. Bank guarantees of 611,924 British Pound Sterling were issued as of June 30, 2008.

Chinese Credit Facility
The Company maintains a Chinese credit facility totaling 11.0 million RMB or $1.6 million which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants. The maturity date of this facility is December 26, 2008. The facility was fully utilized at June 30, 2008.

Fair Value of Debt
At June 30, 2008, the Company had $75.0 million of fixed rate Senior Convertible Notes outstanding ($65.0 million classified as current). The fair value of these Notes at June 30, 2008 was $227.5 million. The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes. The remaining $2.9 million of current portion of long-term debt is based on the prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at June 30, 2008 of $1.6 million in 2008, $2.9 million in 2009, and $75.0 million in 2011. See also the section entitled 5.00% Convertible Senior Notes due 2036 related to the holders’ optional conversion as of June 30, 2008 and December 31, 2007.

11.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2008	2007	2008	2007
Service cost	$261	$234	$517	$556
Interest cost	1,226	1,178	2,398	2,352
Expected return on plan assets	(1,342)	(1,229)	(2,696)	(2,458)
Amortization of prior service cost	60	62	121	123
Net amortization	118	119	192	188
Curtailment credit	-	(265)	-	(265)
Net periodic pension cost	$323	$99	$532	$496

The expected long-term rate of return on plan assets is 8.00% in 2008.

Employer Contributions

In its 2007 financial statements, the Company disclosed that it expected to contribute $3.7 million to its U.S. pension plans in 2008. As of June 30, 2008, the Company has contributed $3.6 million and expects to contribute $0.4 million over the remainder of the year.

Employee Relations

On July 21, 2008, the Company settled its disagreements with bargaining unit employees at its Neville Island facility located in Pittsburgh, Pennsylvania. The new agreement, which expires on July 1, 2011, includes the freezing of the defined benefit pension plan for these employees effective January 1, 2009. The Company expects to record a curtailment loss of approximately $0.3 million in the third quarter of 2008.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2008	2007	2008	2007
Service cost	$203	$189	$406	$370
Interest cost	514	442	1,028	868
Expected return on plan assets	(387)	(328)	(774)	(648)
Amortization of prior service cost	12	11	24	22
Net amortization	8	26	16	51
Net periodic pension cost	$350	$340	$700	$663

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2008.

Employer Contributions

In its 2007 financial statements, the Company disclosed that it expected to contribute $2.5 million to its European pension plans in 2008. As of June 30, 2008, the Company contributed $1.1 million. The Company expects to contribute the remaining $1.4 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company began making contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees when their former Barnebey Sutcliffe Employee USWA Local 23.08 401(k) Plan was discontinued and their defined benefit pension plan was frozen effective April 30, 2007. The Company realized a $0.3 million curtailment gain as a result of freezing the aforementioned plan. For bargaining unit employees at the Neville Island facility, the Company, effective January 1, 2009, will begin making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan is frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.5 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively and $1.1 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

12. Earnings Per Share

Computation of basic and diluted net income per common share from continuing operations is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Income from continuing operations available to common shareholders	$9,817	$4,462	$20,691	$6,496
Income from discontinued operations available to common shareholders	3,447	-	3,447	-
Net income available to common shareholders	$13,264	$4,462	$24,138	$6,496
Weighted Average Shares Outstanding
Basic	40,558,818	40,291,372	40,399,608	40,258,163
Effect of Dilutive Securities	11,466,071	7,453,694	11,490,896	5,549,090
Diluted	52,024,889	47,745,066	51,890,504	45,807,253
Net income per common share
Basic:
Income from continuing operations	$.24	$.11	$.51	$.16
Income from discontinued operations	.09	-	.09	-
Total	$.33	$.11	$.60	$.16

Diluted:
Income from continuing operations	$.19	$.09	$.40	$.14
Income from discontinued operations	.06	-	.07	-
Total	$.25	$.09	$.47	$.14

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 80,625 and 6,100 for the three months ended June 30, 2008 and 2007, respectively, and 80,625 and 166,684 for the six months ended June 30, 2008 and 2007, respectively.

The Company’s obligation under its Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). As of June 30, 2008, the average stock price for the 90-day trading period was $16.57, which was higher than the conversion price of $5.10 therefore 10,083,943 shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the period ended June 30, 2008.

"Treasury Stock" Method of Accounting for Share Dilution

Conversion Price:	$5.10
Number of underlying shares:	14,705,880
Principal Amount:	$75,000,000

Formula:	Number of extra dilutive shares created
=((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

			Included in	Share Dilution
Stock	Conversion	Price	Share	Per $1.00 Share
Price	Price	Difference	Count	Price Difference
$5.10	$5.10	$0.00	-	-
$5.60	$5.10	$0.50	1,313,023	2,626,046
$6.10	$5.10	$1.00	2,410,798	2,410,798
$7.10	$5.10	$2.00	4,142,500	2,071,250
$8.10	$5.10	$3.00	5,446,621	1,815,540
$9.10	$5.10	$4.00	6,464,122	1,616,031
$10.10	$5.10	$5.00	7,280,137	1,456,027
$11.10	$5.10	$6.00	7,949,123	1,324,854
$12.10	$5.10	$7.00	8,507,533	1,215,362
$13.10	$5.10	$8.00	8,980,689	1,122,586
$14.10	$5.10	$9.00	9,386,731	1,042,970
$15.10	$5.10	$10.00	9,738,993	973,899
$16.10	$5.10	$11.00	10,047,495	913,409
$17.10	$5.10	$12.00	10,319,915	859,993
$18.10	$5.10	$13.00	10,562,234	812,480
$19.10	$5.10	$14.00	10,779,178	769,941
$20.10	$5.10	$15.00	10,974,537	731,636

13.	Other Financial Information

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

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Operations Three months ended June 30, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$102,896	$12,595	$14,310	$(21,325)	$108,476
Cost of products sold	71,227	9,510	11,609	(21,325)	71,021
Depreciation and amortization	3,519	491	189	-	4,199
Selling, general and administrative expenses	13,709	1,372	1,070	-	16,151
Research and development expense	883	120	-	-	1,003
Interest (income) expense - net	4,351	(3,333)	(239)	-	779
Other expense - net	41	248	191	-	480
Provision for income taxes	4,322	189	376	-	4,887
Results of affiliates’ operations	8,420	910	-	(9,330)	-
Equity loss from equity investments	-	-	(137)	(2)	(139)
Income (loss) from continuing operations	13,264	4,908	977	(9,332)	9,817
Income from discontinued operations	-	-	3,447	-	3,447

Net income (loss)	$13,264	$4,908	$4,424	$(9,332)	$13,264

	Condensed Consolidating Statements of Operations Six months ended June 30, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$183,456	$23,889	$25,277	$(33,815)	$198,807
Cost of products sold	127,685	17,847	21,069	(33,815)	132,786
Depreciation and amortization	6,923	832	370	-	8,125
Selling, general and administrative expenses	26,629	2,610	2,112	-	31,351
Research and development expense	1,875	219	-	-	2,094
Gain on AST Settlement	(9,250)	-	-	-	(9,250)
Interest (income) expense - net	8,888	(6,838)	(432)	-	1,618
Other (income) expense - net	(73)	443	200	-	570
Provision for income taxes	10,207	465	449	-	11,121
Results of affiliates’ operations	13,566	1,465	-	(15,031)	-
Equity in income from equity investments	-	-	299	-	299
Income (loss) from continuing operations	24,138	9,776	1,808	(15,031)	20,691
Income from discontinued operations	-	-	3,447	-	3,447

Net income (loss)	$24,138	$9,776	$5,255	$(15,031)	$24,138

	Condensed Consolidating Statements of Operations Three months ended June 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$78,340	$11,205	$7,239	$(8,356)	$88,428
Cost of products sold	55,818	8,148	3,946	(8,356)	59,556
Depreciation and amortization	3,487	269	575	-	4,331
Selling, general and administrative expenses	12,616	1,318	1,075	-	15,009
Research and development expense	815	93	(1)	-	907
Interest (income) expense - net	5,231	(3,984)	(237)	-	1,010
Other (income) expense - net	368	257	(217)	-	408
Provision (benefit) for income taxes	2,766	609	(228)	-	3,147
Results of affiliates’ operations	7,223	1,278	-	(8,501)	-
Equity in income (loss) from equity investments	-	-	406	(4)	402

Net income (loss)	$4,462	$5,773	$2,732	$(8,505)	$4,462

	Condensed Consolidating Statements of Operations Six months ended June 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$151,053	$23,091	$16,971	$(19,657)	$171,458
Cost of products sold	109,384	17,843	10,410	(19,657)	117,980
Depreciation and amortization	6,914	546	1,132	-	8,592
Selling, general and administrative expenses	25,207	2,623	1,785	-	29,615
Research and development expense	1,551	184	-	-	1,735
Interest (income) expense - net	10,507	(7,879)	(470)	-	2,158
Other (income) expense - net	698	492	(379)	-	811
Provision for income taxes	4,375	678	474	-	5,527
Results of affiliates’ operations	14,079	2,181	-	(16,260)	-
Equity in income from equity investments	-	-	1,455	1	1,456

Net income (loss)	$6,496	$10,785	$5,474	$(16,259)	$6,496

	Condensed Consolidating Balance Sheets
	June 30, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$26,301	$3,059	$23,978	$(14,789)	$38,549
Receivables	55,008	15,986	5,240	(9,804)	66,430
Inventories	68,503	8,418	9,747	61	86,729
Other current assets	18,952	2,146	2,129	-	23,227
Total current assets	168,764	29,609	41,094	(24,532)	214,935

Intercompany accounts receivable	56,168	183,962	1,657	(241,787)	-
Property, plant, and equipment, net	97,195	6,991	8,074	-	112,260
Intangibles	4,027	2,934	-	-	6,961
Goodwill	16,674	8,354	2,784	-	27,812
Equity investments	261,371	103,656	9,412	(365,980)	8,459
Other assets	4,182	1,353	5,100	-	10,635
Total assets	$608,381	$336,859	$68,121	$(632,299)	$381,062

Short-term debt	$-	$-	$1,600	$-	$1,600
Current portion of long-term debt	65,744	-	-	-	65,744
Accounts payable	34,139	19,411	4,312	(13,449)	44,413
Other current liabilities	27,608	773	1,024	(18,501)	10,904
Total current liabilities	127,491	20,184	6,936	(31,950)	122,661

Intercompany accounts payable	173,758	49,137	11,834	(234,729)	-
Long-term debt	10,000	-	-	-	10,000
Other non-current liabilities	90,399	8,560	10,929	(68,220)	41,668
Shareholders' equity	206,733	258,978	38,422	(297,400)	206,733
Total liabilities and shareholders' equity	$608,381	$336,859	$68,121	$(632,299)	$381,062

	Condensed Consolidating Balance Sheets
	December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$20,802	$3,683	$25,930	$(20,111)	$30,304
Receivables	47,184	15,259	5,004	(9,899)	57,548
Inventories	67,501	8,221	5,525	33	81,280
Other current assets	18,015	1,334	1,197	-	20,546
Total current assets	153,502	28,497	37,656	(29,977)	189,678

Intercompany accounts receivable	57,071	175,462	2,138	(234,671)	-
Property, plant, and equipment, net	90,435	7,263	7,814	-	105,512
Intangibles	4,586	3,174	-	-	7,760
Goodwill	16,674	8,337	2,834	-	27,845
Equity investments	246,633	102,187	9,151	(349,378)	8,593
Other assets	4,908	1,313	2,531	-	8,752
Total assets	$573,809	$326,233	$62,124	$(614,026)	$348,140

Short-term debt	$-	$-	$1,504	$-	$1,504
Current portion of long-term debt	62,507	-	-	-	62,507
Accounts payable	33,424	19,914	3,417	(13,592)	43,163
Other current liabilities	33,219	299	2,592	(23,523)	12,587
Total current liabilities	129,150	20,213	7,513	(37,115)	119,761

Intercompany accounts payable	168,342	48,144	11,079	(227,565)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	91,143	8,782	11,350	(68,070)	43,205
Shareholders' equity	172,249	249,094	32,182	(281,276)	172,249
Total liabilities and shareholders' equity	$573,809	$326,233	$62,124	$(614,026)	$348,140

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$14,584	$7,876	$(4,150)	$(178)	$18,132
Investing activities:
Property, plant and equipment expenditures	(11,276)	(268)	(258)	-	(11,802)
Investment (in) from affiliates	-	(45)	45	-	-
Other	331	-	-	-	331
Net cash used in investing activities	(10,945)	(313)	(213)	-	(11,471)
Financing activities:
Net borrowings (repayments)	(5,322)	-	-	5,322	-
Intercompany and equity transactions	6,300	(7,506)	1,206	-	-
Other	1,720	-	-	-	1,720
Excess tax benefit for stock-based compensation	970	-	-	-	970
Net cash provided by (used in) financing activities	3,668	(7,506)	1,206	5,322	2,690
Effect of exchange rate changes on cash and cash equivalents	(1,808)	(681)	1,205	178	(1,106)
Increase (decrease) in cash and cash equivalents	5,499	(624)	(1,952)	5,322	8,245
Cash and cash equivalents, beginning of period	20,802	3,683	25,930	(20,111)	30,304
Cash and cash equivalents, end of period	$26,301	$3,059	$23,978	$(14,789)	$38,549

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$1,183	$7,391	$4,378	$(478)	$12,474
Investing activities:
Property, plant and equipment expenditures	(3,967)	(272)	(212)	-	(4,451)
Investment (in) from affiliates	-	(263)	263	-	-
Other	162	1	-	(1)	162
Net cash used in investing activities	(3,805)	(534)	51	(1)	(4,289)
Financing activities:
Net borrowings (repayments)	3,969	-	1,438	(3,669)	1,738
Intercompany and equity transactions	10,903	(7,395)	(4,402)	894	-
Other	551	(1)	-	1	551
Net cash provided by (used in) financing activities	15,423	(7,396)	(2,964)	(2,774)	2,289
Effect of exchange rate changes on cash and cash equivalents	(334)	226	152	479	523
Increase (decrease) in cash and cash equivalents	12,467	(313)	1,617	(2,774)	10,997
Cash and cash equivalents, beginning of period	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of period	$12,467	$2,194	$21,173	$(19,206)	$16,628

14.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $2.1 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and $5.0 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively. Receivables from equity investees amounted to $1.9 million and $2.4 million at June 30, 2008 and December 31, 2007, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.

15.	Income Taxes

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

As of June 30, 2008 and December 31, 2007, the Company’s gross unrecognized income tax benefits were $10.6 million and $12.0 million, respectively. If recognized, $10.1 million and $10.0 million of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2008 and December 31, 2007, respectively.

16.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments accounted for at fair value on a recurring and non-recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2 providing for a one year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its non-financial assets and liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008, as required by SFAS No. 157:

(Thousands)	Level 1	Level 2	Level 3
Assets
Natural gas derivatives	$-	$3,007	$-
Derivatives	-	47	-
Liabilities
Natural gas derivatives	$-	$12	$-
Derivatives	-	1,277	-

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

17.	New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effects that SFAS No. 161 may have on its consolidated financial statement disclosures.

In May 2008, the FASB issued Financial Accounting Standard SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Continuing Operations

Consolidated net sales increased by $20.0 million or 22.7% and $27.3 million or 16.0% for the quarter and year-to-date periods ended June 30, 2008, respectively, versus the quarter and year-to-date periods ended June 30, 2007. Net sales for the Activated Carbon and Service segment for the quarter and year-to-date periods ended June 30, 2008 increased $20.6 million or 27.5% and $28.8 million or 20.1%, respectively, versus the comparable 2007 periods. The increase for the quarter and year-to-date periods ended June 30, 2008 versus the similar 2007 periods was primarily due to higher demand and pricing in the environmental air treatment, food, potable water, and specialty carbon markets. Also contributing to the increase was higher pricing in the environmental water treatment and industrial process markets. Foreign currency translation had a positive impact of $3.3 million and $5.8 million, respectively, for the quarter and year-to-date periods ended June 30, 2008. Net sales for the Equipment segment was comparable for the quarter ended June 30, 2008 versus the similar 2007 period and decreased $1.2 million or 5.5% for the year-to-date period ended June 30, 2008 versus the comparable 2007 period. Stronger sales of traditional carbon adsorption and ultra-violet light (UV) equipment offset lower sales of municipal odor control systems. The decrease for the year-to-date period ended June 30, 2008 was primarily due to lower demand for municipal odor and ion exchange systems partially offset by increased demand for UV equipment. Foreign currency translation had a positive impact of $0.2 million and $0.3 million, respectively, for the quarter and year-to-date periods ended June 30, 2008. Net sales for the Consumer segment decreased $0.6 million or 19.6% and $0.2 million or 3.8%, respectively, for the quarter and year-date periods ended June 30, 2008 versus the comparable 2007 periods. The decrease was attributable to lower demand for PreZerve® products. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended June 30, 2008 was $3.5 million and $6.1 million, respectively.

Net sales less cost of products sold, as a percentage of net sales, was 34.5% for the quarter ended June 30, 2008 compared to 32.7% for the similar 2007 period, a 1.8% increase or $8.6 million, and 33.2% for the year-to-date period ended June 30, 2008 compared to 31.2% for the similar 2007 period, a 2.0% increase or $12.5 million. The increase for both periods was in the Activated Carbon and Service segment which was principally driven by volume as well as higher prices for certain carbon and service products. The Equipment and Consumer segments were comparable for the quarter and year-to-date periods ended June 30, 2008 versus the similar 2007 periods. The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.1 million and $0.5 million during the quarter and year-to-date periods ended June 30, 2008 versus the comparable 2007 periods was primarily due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter and year-to-date periods ended June 30, 2008 increased by $1.1 million and $1.7 million, respectively, versus the comparable 2007 periods. The increase in both periods was primarily due to increased employee related expenses partially offset by a recovery of receivables previously considered uncollectible. The year-to-date 2007 period also included the positive effect of the settlement with Trojan Technologies regarding the Company’s Canadian UV patent.

Research and development expenses for the quarter and year-to-date periods ended June 30, 2008 increased $0.1 million and $0.4 million, respectively, versus the comparable 2007 periods primarily due to increased employee related expenses and laboratory testing services.

The $9.3 million gain on AST settlement for the year-to-date period ended June 30, 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of Advanced Separation Technologies Inc. (“AST”) in 1996 (See Note 8).

Other expense for the quarter ended June 30, 2008 was comparable to the similar 2007 period and decreased $0.2 million for the year-to-date period ended June 30, 2008 versus the similar 2007 period. The decrease for the year-to-date period is primarily due to the favorable impact of foreign exchange.

Interest expense, net of interest income, for the quarter and year-to-date periods ended June 30, 2008 decreased $0.2 million and $0.5 million, respectively, versus the comparable 2007 periods. The decrease for both periods is primarily a result of the effect of capitalized interest due to increased capital spending. Also contributing to the year-to-date decline is the penalty interest related to the Company’s Senior Convertible Notes that occurred in the 2007 similar period.

The income tax provision increased $1.7 million for the quarter ended June 30, 2008 versus the quarter ended June 30, 2007. The increase was primarily due to an increase in income from operations before income tax and equity in income (loss) from equity investments of $7.6 million.

The effective tax rate for the year-to-date period ended June, 2008 was 35.3% compared to 52.3% for the similar 2007 period. The year-to-date period ended June 30, 2008 tax rate was higher than the statutory Federal income tax rate mainly due to permanent items and state income taxes partially offset by various tax credits. The effective tax rate for the year-to-date period ended June 30, 2007 was adversely impacted by several factors including income in certain foreign jurisdictions whose statutory tax rates exceeded the United States statutory rate, the absence of a full benefit from foreign tax credits in the United States due to an overall foreign loss as well as income generated by the Company’s Japanese joint venture.

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

Equity in income from equity investments for the quarter and year-to-date periods ended June 30, 2008 decreased $0.5 million and $1.2 million, respectively, versus the similar 2007 periods. The decrease was primarily due to higher product costs realized in 2008.

Discontinued Operations

Income from discontinued operations was $3.5 million for the quarter and year-to-date periods ended June 30, 2008 and was primarily due to the final adjustment to the sale price of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $18.1 million for the period ended June 30, 2008 compared to $12.5 million for the similar 2007 period. The $5.6 million increase is primarily due to improved earnings of $17.6 million. The 2008 earnings include $3.5 million of non-cash earnings resulting from the determination of the final sale price of the Company’s Charcoal/Liquid business as discussed in Note 1. Offsetting the cash effects of increased earnings were unfavorable working capital changes of $6.9 million as well as increased pension contributions of $2.8 million.

Common stock dividends were not declared or paid during the periods ended June 30, 2008 and 2007, respectively.

Total debt at June 30, 2008 was $77.3 million, an increase of $0.4 million from December 31, 2007. The increase was primarily the result of the effect of foreign exchange related to the Company’s short-term debt offset by a decrease in the debt discount related to the Senior Convertible Notes.

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

For the periods ended June 30, 2008 and December 31, 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2008 and December 31, 2007. As a result, as of June 30, 2008 and December 31, 2007, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. The Company is required to reclassify as a current liability, that portion of the Notes that cannot be refinanced on a long-term basis under the Company’s Credit Facility as provided for by SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced,” which was $65.0 million at June 30, 2008 and December 31, 2007. A conversion of a significant portion of the Notes in the near future would require the Company to obtain additional financing in order to satisfy its cash payment requirements of $75.0 million under the terms of the Notes and complete its capital expenditure program discussed above. The Company believes it would be able to obtain the necessary financing in a timely manner. Such additional financing might be secured via a combination of a new term loan, an expansion or replacement of its Credit Facility or the issuance of common stock of the Company.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs the Company would need to calculate if there is a beneficial conversion and record if applicable. Through June 30, 2008, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. As of the six month period ended June 30, 2008, the Company recorded interest expense of $2.2 million, of which $1.9 million related to the Notes and $0.3 million related to the amortization of the discount. The Company incurred issuance costs of $1.5 million which have been deferred and are being amortized over a five year period. A conversion of some or all of the Notes would require the Company to write-off a proportionate amount of both the discount and issuance costs discussed above.

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

As of June 30, 2008, the collateral value of assets pledged was $57.1 million. The collateral value as of June 30, 2008 for domestic, U.K., and Belgian borrowers were $45.7 million, $5.9 million, and $5.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of June 30, 2008, total availability was $38.6 million. Availability as of June 30, 2008 for domestic, U.K., and Belgian borrowers was $34.6 million, $4.0 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at June 30, 2008 totaled $16.4 million.

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

The Credit Facility contains a number of affirmative and negative covenants. For the period ended June 30, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended June 30, 2008. As a result, as of June 30, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. The conversion of the Notes by the holders in excess of $10.0 million would be an event of default of the Credit Facility. Included in the Credit Facility, is a provision for up to $10.0 million where Notes can be converted up to that amount and classified as long-term debt as the Company has the ability and intent to refinance it under the Credit Facility. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of June 30, 2008.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of June 30, 2008, with the exception of the reclassification of a portion of the Company’s long-term debt to current portion of long-term and a change in one of the Company’s purchase obligations, there have been no further changes in the Company’s contractual obligations since December 31, 2007. The following table represents the significant cash contractual obligations and other commercial commitments as of June 30, 2008.

		Due in
(Thousands)	2008	2009	2010	2011	2012	Thereafter	Total

Short-term debt	$1,600	$-	$-	$-	$-	$-	$1,600

Current portion of Long-term debt*	-	2,925	-	65,000	-	-	67,925

Long-term debt	-	-	-	10,000	-	-	10,000

Interest on Notes	3,750	3,750	3,750	2,369	-	-	13,619

Operating leases	3,733	3,009	2,409	1,921	1,798	4,711	17,581

Unconditional purchase obligations**	24,112	23,776	22,253	19,710	1,575	1,838	93,264

Total contractual cash Obligations	$33,195	$33,460	$28,412	$99,000	$3,373	$6,549	$203,989

*The 2011 maturity excludes debt discount of $2,180. See additional discussion in Note 10.
**Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $11.4 million related to FIN 48, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

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

Capital Expenditures and Investments

The Company currently estimates that it will spend approximately $125 million on capital expenditures for property, plant and equipment during the period 2008 through 2011. Capital expenditures for property, plant and equipment totaled $11.8 million for the six months ended June 30, 2008 compared to expenditures of $4.5 million for the same period in 2007. The expenditures for the period ended June 30, 2008 consisted primarily of improvements to the Company’s manufacturing facilities of $9.1 million, of which $5.3 million was directly related to the planned re-start of a previously idled a production line at the Company’s Catlettsburg, Kentucky facility, $0.9 million related to improvements to information systems, and customer capital of $1.3 million. The comparable 2007 expenditures consisted primarily of $4.0 million for improvements to manufacturing facilities and $0.2 million for customer capital. Capital expenditures for 2008 are projected to be approximately $42.0 million which includes approximately $20.0 million related to the aforementioned production line at the Catlettsburg, Kentucky facility. The Company expects to fund capital expenditures from operating cash flows, cash on hand, and borrowings.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. The Company conducted an impairment review, in accordance with SFAS No. 144, of the plant’s assets having a net book value of $1.4 million in connection with the temporary idling of the facility and concluded that the assets were not impaired. It is management’s intention to resume operation of the plant in the future as market conditions warrant it. Management is currently in the process of analyzing a possible near-term restart of this plant. If management should determine not to re-start the plant, operating results would be adversely affected by impairment charges.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2007, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense during the periods ended June 30, 2008 and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has not yet determined when it will proceed with remediation efforts.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on findings during a Multi Media Compliance inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005. The alleged violations mostly concerned the hazardous waste spent activated carbon reactivation facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there are significant violations of the Resource Conservation and Recovery Act (“RCRA”) that are unresolved by the information in the Company’s submittals. The Company met with the EPA in December 2007 to discuss alleged violations. The EPA requested additional information which the Company provided. The EPA can take formal enforcement action to require the Company to remediate alleged violations, which could involve the assessment of substantial civil penalties as well. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) pursuant to the CERCLA Off-Site Rule. The CERCLA Off-Site Rule unacceptability determination applies only to materials from CERCLA regulated response actions, and if it goes into effect, it would not prohibit the Big Sandy Plant from receiving hazardous waste spent carbons from other sources. The Company received written notice of the unacceptability determination on July 14, 2008 (the “Notice”). The Notice alleges multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases stem from the September 2005 multi-media compliance inspection, and are the same as alleged in the January 2007 NOV described in the preceding paragraph. The Notice is dated July 3, 2008 and the Company has 60 days from that date to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant will not be able to receive spent carbon from CERCLA sites until the EPA determines that the facility is again acceptable to receive such CERCLA wastes. The EPA has scheduled a conference with the Company on August 25, 2008. The Company will be submitting a written response to the Notice prior to the conference. The Company has also requested an extension of the 60 day period before the unacceptability determination goes into effect due to the late delivery of the Notice and the late date of the conference with the EPA. The EPA has not yet responded to this request. The Company believes that the indefinite suspension or termination of its ability to receive and reactivate spent carbon from CERCLA sites will not have a material adverse effect on its financial position or results of operations.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC has determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear, therefore the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group formed to address this issue and the group is currently seeking a Consent Order with the NYSDEC on the clean up activity and approach. The Notice Letter also demands payment of all monies that the NYSDEC has already expended for investigation and remediation of the Site, but does not specify the amount that the NYSDEC has expended. The Company, as part of the PRP group, is negotiating a consent order with the NYSDEC for a supplemental investigation at the Site to collect data for the design of the soil remediation and to further characterize ground water conditions at the Site.

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

The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, China, and the United Kingdom. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effects that SFAS No. 161 may have on its consolidated financial statement disclosures.

In May 2008, the FASB issued Financial Accounting Standard SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk
In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products. Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly. Based on the estimated 2008 usage of coal and natural gas, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in an incremental pre-tax loss (or gain) of $1.9 million and $0.9 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices.

Interest Rate Risk
The Company’s current and long-term debt is based on fixed rates, rates that float with the Euro Dollar, or prime, and the carrying value approximates fair value. The Company’s senior convertible notes, which represent the majority of the Company’s outstanding debt balance at June 30, 2008 and December 31, 2007, are based on a fixed rate and therefore would not be subject to interest rate risk. A hypothetical change of 10% in the Company’s effective interest rate from June 30, 2008 and December 31, 2007 would not result in a material change to interest expense.

Foreign Currency Exchange Risk
The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars. The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures. At June 30, 2008, the Company had eighty derivative instruments outstanding of which fifty-two were hedges utilizing foreign currency forward exchange contracts and twenty-eight were cash flow hedges utilizing foreign currency option contracts for forecasted inventory purchases. A hypothetical 10% strengthening (or weakening) of the U.S. dollar, British Pound Sterling, Canadian Dollar, and Euro at June 30, 2008 would result in an incremental pre-tax loss (or gain) of approximately $2.0 million. The foreign currency forward exchange contracts purchased during 2008 have been accounted for according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2008, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
April 1 – April 30, 2008	—	—	—	—
May 1 – May 31, 2008	—	—	—	—
June 1 – June 30, 2008	1,167	$18.86	—	—

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued. Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held May 1, 2008. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:

Class of 2011	Votes For	Votes Withheld

Randall S. Dearth	36,063,890	560,957
Timothy G. Rupert	31,604,977	5,019,870
Seth E. Schofield	31,217,191	5,407,656

To approve the Adoption of the Company’s 2008 Equity Incentive Plan:

Votes For	Votes Against	Votes Withheld

25,508,269	1,573,032	414,818

Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2008:

Votes For	Votes Against	Votes Withheld

35,926,140	540,946	157,762

Item 6.	Exhibits

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 11, 2008	/s/Leroy M. Ball
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