Form 10-Q
period 2008-09-30
CALGON CARBON CORPORATION
filed 2008-11-10
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008 or
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _______ to _______

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

Yes ☐ No ☒

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock, $.01 par value	54,059,659 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2008

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

I N D E X

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2007, as filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$96,737	$81,912	$290,492	$249,579
Net sales to related parties	2,332	2,949	7,384	6,740
Total	99,069	84,861	297,876	256,319

Cost of products sold (excluding depreciation and amortization)	65,461	57,642	198,247	175,622
Depreciation and amortization	4,036	4,427	12,161	13,019
Selling, general and administrative expenses	16,286	15,306	47,637	44,921
Research and development expenses	1,025	966	3,119	2,701
Gain on AST settlement (See Note 8)	-	-	(9,250)	-

	86,808	78,341	251,914	236,263

Income from operations	12,261	6,520	45,962	20,056

Interest income	399	455	1,256	1,157
Interest expense	(981)	(1,363)	(3,456)	(4,223)
Other expense—net	(1,157)	(482)	(1,727)	(1,293)

Income from continuing operations before income tax and equity in income from equity investments	10,522	5,130	42,035	15,697

Income tax provision	4,024	396	15,145	5,923

Income from continuing operations before equity in income from equity investments	6,498	4,734	26,890	9,774

Equity in income from equity investments	38	310	337	1,766

Income from continuing operations	6,536	5,044	27,227	11,540

Income (loss) from discontinued operations, net (See Note 1)	(211)	(96)	3,236	(96)

Net income	$6,325	$4,948	$30,463	$11,444

Net income per common share
Basic:
Income from continuing operations	$.15	$.12	$.65	$.28
Income (loss) from discontinued operations	-	-	.08	-
Total	$.15	$.12	$.73	$.28

Diluted:
Income from continuing operations	$.12	$.10	$.52	$.24
Income (loss) from discontinued operations	-	-	.06	-
Total	$.12	$.10	$.58	$.24

Weighted average shares outstanding
Basic	44,624,502	40,357,325	41,818,152	40,289,260

Diluted	53,797,735	50,358,179	52,536,083	47,324,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,263	$30,304
Receivables (net of allowance of $2,472 and $2,834)	61,352	55,195
Receivables from related parties	1,784	2,353
Revenue recognized in excess of billings on uncompleted
contracts	7,452	7,698
Inventories	88,384	81,280
Deferred income taxes	8,890	9,246
Other current assets	8,739	3,602
Total current assets	213,864	189,678

Property, plant and equipment, net	114,340	105,512
Equity investments	8,888	8,593
Intangibles	6,437	7,760
Goodwill	27,274	27,845
Deferred income taxes	3,366	6,419
Other assets	6,027	2,333

Total assets	$380,196	$348,140

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,592	$39,436
Billings in excess of revenue recognized on uncompleted
contracts	4,821	3,727
Accrued interest	240	1,461
Payroll and benefits payable	9,486	9,182
Accrued income taxes	1,170	1,944
Short-term debt	1,606	1,504
Current portion of long-term debt	32,919	62,507
Total current liabilities	88,834	119,761
Long-term debt	-	12,925
Deferred income taxes	402	1,361
Accrued pension and other liabilities	39,023	41,844

Total liabilities	128,259	175,891

Commitments and contingencies (Note 8)

Shareholders' equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 52,586,356 and 43,044,318 shares issued	526	430
Additional paid-in capital	129,336	77,299
Retained earnings	135,399	104,936
Accumulated other comprehensive income	14,923	17,008
	280,184	199,673
Treasury stock, at cost, 2,877,913 and 2,827,301 shares	(28,247)	(27,424)
Total shareholders' equity	251,937	172,249
Total liabilities and shareholders' equity	$380,196	$348,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$30,463	$11,444
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from divestiture (See Note 1)	(4,353)	-
Depreciation and amortization	12,161	13,019
Equity in (income) loss from equity investments - net	63	(1,027)
Employee benefit plan provisions	1,824	947
Stock-based compensation	2,247	2,286
Excess tax benefit from stock-based compensation	(1,958)	-
Non-cash pension curtailment gain	(480)	(265)
Deferred income tax	2,576	5,648
Changes in assets and liabilities:
Increase in receivables	(6,685)	(1,890)
Increase in inventories	(8,079)	(6,513)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(5,180)	1,920
Increase (decrease) in accounts payable and accrued liabilities	309	(1,191)
Increase (decrease) in accrued income taxes	3,095	(1,375)
Pension contributions	(5,597)	(6,914)
Other items – net	3,498	800
Net cash provided by operating activities	23,904	16,889

Cash flows from investing activities
Property, plant and equipment expenditures	(20,641)	(7,639)
Proceeds from disposals of property, plant and equipment	580	187
Net cash used in investing activities	(20,061)	(7,452)

Cash flows from financing activities
Proceeds from borrowings	-	6,233
Repayments of borrowings	-	(4,326)
Treasury stock purchases	(823)	(157)
Common stock issued through exercise of stock options	5,121	1,213
Excess tax benefit from stock-based compensation	1,958	-
Other	(456)	-
Net cash provided by financing activities	5,800	2,963

Effect of exchange rate changes on cash	(2,684)	1,340

Increase in cash and cash equivalents	6,959	13,740
Cash and cash equivalents, beginning of period	30,304	5,631
Cash and cash equivalents, end of period	$37,263	$19,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Discontinued Operations

On February 17, 2006, the Company, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”). The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash, which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional 4.25 million Euro could have been received dependent upon the business meeting certain earnings targets over the next three years. In May 2008, the Company reached a final agreement with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) regarding the aforementioned additional 4.25 million Euro contingent consideration fixing the amount to be paid to the Company at 2.8 million Euro. The Company expects to receive this payment in December 2011. The unpaid balance earns interest at 7% which is paid annually. The Company had presented the Charcoal/Liquid business as a discontinued operation for the periods that were impacted and has recorded the additional consideration as an additional pre-tax gain on sale of $4.4 million or $3.2 million, net of tax, within discontinued operations for the nine months ended September 30, 2008.

2.	Inventories:

	September 30, 2008	December 31, 2007

Raw materials	$24,345	$22,321
Finished goods	64,039	58,959
	$88,384	$81,280

3.	Supplemental Cash Flow Information:

Cash paid for interest during the nine months ended September 30, 2008 and 2007 was $4.5 million and $5.1 million, respectively. Income taxes paid, net of refunds, for the nine months ended September 30, 2008 and 2007 was $12.8 million and $0.8 million, respectively.

The Company exchanged shares of its common stock for approximately $44.2 million of its 5.00% Convertible Senior Notes. Refer to Note 10.

The non-cash impact of the January 1, 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) was $4.3 million for the nine months ended September 30, 2007.

4.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2008 and 2007.

5.	Comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$6,325	$4,948	$30,463	$11,444
Other comprehensive income
(loss), net of taxes	(8,207)	(333)	(2,085)	2,345
Comprehensive income (loss)	$(1,882)	$4,615	$28,378	$13,789

The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2008 was the foreign currency translation adjustment of $(7.1) million and $(3.0) million, respectively; the changes in employee benefit accounts of $0.2 million and $0.4 million, respectively; and the change in the fair value of the derivative instruments of $(1.3) million and $0.5 million, respectively, as described in Note 7. The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2007 was the foreign currency translation adjustment of $0.1 million and $2.2 million, respectively, the changes in employee benefit accounts of $(0.3) million and $(0.3) million, respectively, and the change in the fair value of the derivative instruments of $(0.1) million and $0.4 million, respectively, as described in Note 7.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales
Activated Carbon and Service	$85,219	$72,322	$257,401	$215,728
Equipment	11,662	9,255	32,101	30,879
Consumer	2,188	3,284	8,374	9,712
	$99,069	$84,861	$297,876	$256,319
Income (loss) from continuing operations before depreciation and amortization
Activated Carbon and Service	$15,941	$10,705	$53,083	$32,197
Equipment	588	(215)	4,550	(955)
Consumer	(232)	457	490	1,833
	16,297	10,947	58,123	33,075

Depreciation and amortization
Activated Carbon and Service	3,590	4,040	10,866	11,887
Equipment	322	254	920	737
Consumer	124	133	375	395
	4,036	4,427	12,161	13,019

Income from operations	12,261	6,520	45,962	20,056

Reconciling items:
Interest income	399	455	1,256	1,157
Interest expense	(981)	(1,363)	(3,456)	(4,223)
Other expense – net	(1,157)	(482)	(1,727)	(1,293)
Consolidated income from continuing operations before income tax and equity in income from equity investments	$10,522	$5,130	$42,035	$15,697

	September 30, 2008	December 31, 2007
Total Assets
Activated Carbon and Service	$324,183	$302,432
Equipment	40,692	32,046
Consumer	15,321	13,662
Consolidated total assets	$380,196	$348,140

7.	Derivative Instruments

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

At September 30, 2008, the Company had eighty-six derivative instruments outstanding of which one was a foreign currency swap, sixty-one were hedges utilizing foreign currency forward exchange contracts, sixteen were cash flow hedges utilizing foreign currency option contracts for forecasted inventory purchases, and eight were cash flow hedges utilizing forward contracts for forecasted purchases of natural gas. The Company applied hedge accounting treatment for fifty-eight of the foreign currency forward exchange contracts, the sixteen foreign currency option contracts, the foreign currency swap, and the eight cash flow hedges for forecasted natural gas purchases. The aforementioned fifty-eight foreign currency forward exchange contracts and sixteen option contracts were treated as foreign cash flow hedges regarding payment for inventory purchases and will be released into operations during the year based on the timing of the sales of the underlying inventory. Accordingly, the change in fair value of these contracts of $1.0 million and $0.7 million, net of tax, respectively, for the three and nine month periods ended September 30, 2008 was recorded in other comprehensive income (loss). The Company did not apply hedge accounting treatment for the remaining three foreign currency forward exchange contracts and recorded an immaterial loss in other income. The change in fair value of the effective hedge portion of the cash flow hedges for the forecasted natural gas purchases recorded in other comprehensive income (loss) was $(2.1) million and $(0.1) million, net of tax, respectively, for the three and nine month periods ended September 30, 2008 and $(0.1) million and $0.2 million, net of tax, respectively, for the three and nine month periods ended September 30, 2007. The balance of the cash flow hedges for forecasted natural gas purchases recorded in other assets, accounts payable and accrued liabilities, and other long-term liabilities was $33 thousand, $0.2 million, and $0.2 million, respectively, as of September 30, 2008 and $0.6 million recorded in other long-term liabilities as of September 30, 2007.

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

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. Accordingly, the changes in the fair value of the effective hedge portion of the foreign currency swap of $(0.2) million and $(0.1) million, respectively, for the three and nine month periods ended September 30, 2008 and $27 thousand and $0.2 million, respectively, for the three and nine month periods ended September 30, 2007 was recorded in other comprehensive income. The balance of the foreign currency swap recorded in other long-term liabilities was $0.2 million and $1.0 million, respectively, as of September 30, 2008 and 2007.

No component of the derivative gains or losses has been excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2008 and 2007, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2007, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense during the periods ended September 30, 2008 and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination as to when it will proceed with remediation efforts.

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

In 2007, a German trial court found that a competitor infringed the Company’s UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light. The Company appealed the decision relating to low pressure light. The competitor did not appeal. By order dated September 29, 2008, each party is to nominate an expert to provide opinions as to questions posed by the Court. The nominations are due on or about November 13, 2008. The Court will then choose one of the experts nominated. The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of pending administrative proceedings in Germany. The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA’) and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on findings and information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there were significant RCRA violations that are unresolved by the information in the Company’s submittals. The Company met with EPA in December 2007 to discuss the alleged violations. Since that time it has had numerous telephone conferences and exchanges of correspondence in an attempt to resolve the issues as to alleged continuing violations raised by the January 2007 NOV. The Company has also taken action to remediate certain of the alleged violations and believes that the number of unresolved issues as to alleged continuing violations has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been resolved. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the Comprehensive Environmental Response, Compensation and Liability ACT (“CERCLA”) pursuant to the CERCLA Off-Site Rule. The CERCLA Off-Site Rule unacceptability determination applies only to materials from CERCLA regulated response actions, and if it goes into effect, it would not prohibit the Big Sandy Plant from receiving hazardous waste spent carbons from other sources. The Company received written notice of the unacceptability determination on July 14, 2008 (the “Notice”). The Notice alleges multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases stem from the September 2005 multi-media compliance inspections, and are the same as alleged in the January 2007 NOV described in the preceding paragraph. The Company originally had until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases were not continuing, or else the Big Sandy Plant would not have been able to receive spent carbon from CERCLA sites until the EPA determines that the facility is again acceptable to receive such CERCLA wastes. The Company met with the EPA on August 25, 2008 and submitted a written response to the Notice prior to the meeting. Following this meeting, the EPA extended the September 1 deadline to November 3, 2008 and then extended the deadline to January 9, 2009 before the unacceptability determination goes into effect, due to the late delivery of the Notice and the late date of the conference with the EPA. The Company believes that the indefinite suspension or termination of its ability to receive and reactivate spent carbon from CERCLA sites would not have a material adverse effect on its financial position or results of operations.

The August 25, 2008 EPA meeting was attended by representatives of the EPA’s Suspension and Debarment Division (“SDD”). On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with the Federal Government, with respect to activities authorized pursuant to, or funded by, CERCLA. The Company has provided the SDD with all information requested by the letter. The SDD can suspend or debar a company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The SDD has not indicated whether or not it intends to take further action in this matter. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the Notice or otherwise.

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

On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions of all product sales under this contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to the aforementioned contract or for any future sales made after August 24, 2007. On November 4, 2008, ADA-ES filed its answer and counterclaim denying the Company’s entitlement to a declaratory judgment and claiming a commission of $8.25 million.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002. At September 30, 2008, Calgon Mitsubishi Chemical Corporation had $11.0 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At September 30, 2008, the lender had not requested, and the Company has not provided, such guarantee.

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

The changes in the carrying amounts of goodwill by segment for the nine month period ended September 30, 2008 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2007	$21,112	$6,673	$60	$27,845
Foreign exchange	(445)	(126)	-	(571)

Balance as of September 30, 2008	$20,667	$6,547	$60	$27,274

The following is a summary of the Company’s identifiable intangible assets as of September 30, 2008 and December 31, 2007 respectively:

	September 30, 2008
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(940)	$429
Customer Relationships	17.0 Years	9,323	(80)	(5,489)	3,754
License Agreement	5.0 Years	500	-	(491)	9
Product Certification	7.9 Years	1,682	-	(831)	851
Unpatented Technology	20.0 Years	2,875	-	(1,481)	1,394
Total	16.0 Years	$15,749	$(80)	$(9,232)	$6,437

	December 31, 2007
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(877)	$492
Customer Relationships	17.0 Years	9,323	30	(4,743)	4,610
License Agreement	5.0 Years	500	-	(416)	84
Product Certification	7.9 Years	1,682	-	(625)	1,057
Unpatented Technology	20.0 Years	2,875	-	(1,358)	1,517
Total	16.0 Years	$15,749	$30	$(8,019)	$7,760

For the three and nine months ended September 30, 2008, the Company recognized $0.4 million and $1.2 million, respectively, of amortization expense related to intangible assets. For the three and nine months ended September 30, 2007, the Company recognized $0.5 million and $1.4 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2008	$1,571
2009	1,299
2010	1,155
2011	847
2012	257

10.	Borrowing Arrangements

5.00% Convertible Senior Notes due in 2036

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036 (the “Notes”). The Notes accrue interest at the rate of 5.00% per annum which is payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes will mature on August 15, 2036.

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

For the period ended December 31, 2007 and for the quarterly periods ended March 31, June 30, and September 30, 2008, respectively, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods. As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock throughout 2008. The following table represents the conversion and exchange activity that has occurred as of the period ended September 30, 2008 and through October 31, 2008:

Date	Aggregate Principal Amount Outstanding Prior to Transaction	Aggregate Principal Amount of Notes Involved in Transaction	Shares Issued	Cash Paid[1]	Aggregate Principal Amount Outstanding after Transaction
August 20,2008	$75,000,000	$37,175,000	7,289,215	$—	$37,825,000

September 2, 2008	37,825,000	7,000,000	1,372,549	—	30,825,000

October 1, 2008	30,825,000	7,950,000	1,151,750	7,950,014	22,875,000

October 2, 2008	22,875,000	1,300,000	188,320	1,300,011	21,575,000

October 3, 2008	21,575,000	1,750,000	253,673	1,750,007	19,825,000

October 22, 2008	19,825,000	1,000,000	196,078	—	18,825,000

October 23, 2008	18,825,000	10,625,000	2,083,333	—	8,200,000
		$66,800,000	12,534,918[2]	$11,000,032

1 Excluding any accrued interest paid to an exchanging holder.
2 Includes approximately 3 million shares exchanged for principal amount of Notes (in lieu of cash) due to exchanges. These shares were not previously included in the Company’s diluted shares for previous quarters.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability for the period ended September 30, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through September 30, 2008, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. The Company also incurred original issuance costs of $1.5 million which have been deferred and are being amortized over a five year period. The Company reclassified $1.2 million of the discount and $0.2 million of issuance costs to additional paid in capital as a result of the aforementioned conversions and exchanges of Notes that occurred during the three and nine month periods ended September 30, 2008. The Company will continue to amortize the respective remaining balances over the remaining five year period or the date of conversion/exchange, if sooner. As of the nine month period ended September 30, 2008, the Company recorded interest expense of $3.0 million related to the Notes, of which $0.4 million related to the amortization of the discount.

Credit Facility

On August 14, 2008, the Company entered into a third amendment to its Credit Facility (the “Third Amendment”). The Third Amendment permits borrowings in an amount up to $60.0 million and includes a separate U.K. sub-facility and a separate Belgian sub-facility. The Credit Facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

As of September 30, 2008, the collateral value of assets pledged was $57.6 million. The collateral value as of September 30, 2008 for domestic, U.K., and Belgian borrowers were $48.4 million, $4.8 million, and $4.4 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of September 30, 2008, total availability was $41.8 million. Availability as of September 30, 2008 for domestic, U.K., and Belgian borrowers was $38.7 million, $3.1 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at September 30, 2008 totaled $15.8 million.

The Credit Facility interest rate is based upon Euro-based (“LIBOR”) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.50% to 2.50% and is based upon the Company’s overall availability under the Credit Facility. The unused commitment fee is equal to 0.375% per annum, which can increase to 0.50%, and is based upon the unused portion of the revolving commitment.

The Credit Facility contains a number of affirmative and negative covenants. For the period ended September 30, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended September 30, 2008. As a result, as of September 30, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Included in the Credit Facility, is a provision which permits the conversion of all $75.0 million of the Company’s Notes. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of September 30, 2008.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 4.0 million Euros which is secured by a U.S. letter of credit. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2008. Bank guarantees of 0.9 million Euros were issued as of September 30, 2008. The maturity date of this facility is December 15, 2008. Availability under this facility was 3.1 million Euros at September 30, 2008.

United Kingdom Credit Facility
The Company maintains a United Kingdom unsecured bonds, guarantees, and indemnities facility totaling 616,000 British Pound Sterling. The bank, in its sole discretion, may cancel at any time its commitment to provide this facility. Bank guarantees of 611,924 British Pound Sterling were issued as of September 30, 2008.

Chinese Credit Facility
The Company maintains a Chinese credit facility totaling 11.0 million RMB or $1.6 million which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants. The maturity date of this facility is December 26, 2008. The facility was fully utilized at September 30, 2008.

Fair Value of Debt
At September 30, 2008, the Company had $30.8 million of fixed rate Senior Convertible Notes outstanding. The fair value of these Notes at September 30, 2008 was $123.0 million. The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes. The remaining $2.9 million of current portion of long-term debt is based on the prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at September 30, 2008 of $1.6 million in 2008, $2.9 million in 2009, and $30.8 million in 2011. See also the section entitled 5.00% Convertible Senior Notes due 2036 related to the holders’ optional conversion as of September 30, 2008 and December 31, 2007.

11.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2008	2007	2008	2007
Service cost	$251	$247	$768	$803
Interest cost	1,146	1,146	3,544	3,498
Expected return on plan assets	(1,345)	(1,288)	(4,041)	(3,746)
Amortization of prior service cost	13	63	134	186
Net amortization	93	75	285	263
Curtailment gain	(480)	-	(480)	(265)
Net periodic pension cost (benefit)	$(322)	$243	$210	$739

The expected long-term rate of return on plan assets is 8.00% in 2008.

Employer Contributions

In its 2007 financial statements, the Company disclosed that it expected to contribute $3.7 million to its U.S. pension plans in 2008. As of September 30, 2008, the Company has contributed $4.1 million.

Employee Relations

On July 21, 2008, the Company settled its disagreements with bargaining unit employees at its Neville Island facility located in Pittsburgh, Pennsylvania. The new agreement, which expires on July 1, 2011, includes the freezing of the defined benefit pension plan for these employees effective January 1, 2009. As a result, the Company recorded a curtailment gain of $0.5 million for the three and nine months ended September 30, 2008.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2008	2007	2008	2007
Service cost	$203	$185	$609	$555
Interest cost	514	434	1,542	1,302
Expected return on plan assets	(387)	(324)	(1,161)	(972)
Amortization of prior service cost	12	11	36	33
Net amortization	8	25	24	76
Net periodic pension cost	$350	$331	$1,050	$994

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2008.

Employer Contributions

In its 2007 financial statements, the Company disclosed that it expected to contribute $2.5 million to its European pension plans in 2008. As of September 30, 2008, the Company contributed $1.5 million. The Company expects to contribute the remaining $0.7 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company began making contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees when their former Barnebey Sutcliffe Employee USWA Local 23.08 401(k) Plan was discontinued and their defined benefit pension plan was frozen effective April 30, 2007. The Company realized a $0.3 million curtailment gain as a result of freezing the aforementioned plan. For bargaining unit employees at the Neville Island facility, the Company, effective January 1, 2009, will begin making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan is frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.5 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively and $1.6 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.

12. Earnings Per Share

Computation of basic and diluted net income per common share from continuing operations is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Income from continuing operations available to common shareholders	$6,536	$5,044	$27,227	$11,540
Income (loss) from discontinued operations available to common shareholders	(211)	(96)	3,236	(96)
Net income available to common shareholders	$6,325	$4,948	$30,463	$11,444
Weighted Average Shares Outstanding
Basic	44,624,502	40,357,325	41,818,152	40,289,260
Effect of Dilutive Securities	9,173,233	10,000,854	10,717,931	7,035,183
Diluted	53,797,735	50,358,179	52,536,083	47,324,443
Net income per common share
Basic:
Income from continuing operations	$.15	$.12	$.65	$.28
Income (loss) from discontinued operations	-	-	.08	-
Total	$.15	$.12	$.73	$.28

Diluted:
Income from continuing operations	$.12	$.10	$.52	$.24
Income (loss) from discontinued operations	-	-	.06	-
Total	$.12	$.10	$.58	$.24

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were zero and 6,100 for the three months ended September 30, 2008 and 2007, respectively, and 80,625 and 6,100 for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s obligation under its Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value in its common shares. Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. For the first $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price of the Notes, it will include approximately 1,300,000 additional shares in its diluted share count. For the second $0.50 per share that the Company’s average stock price exceeds the $5.10 conversion price, it will include approximately 1,100,000 additional shares, for a total of approximately 2,400,000 shares in its diluted share count, and so on, with the additional shares’ dilution decreasing for each $1 per share that the Company’s average stock price exceeds $5.10 if the stock price rises further above $5.10 (see table below). As of September 30, 2008, the average stock price for the 90-day trading period was $18.15, which was higher than the conversion price of $5.10, therefore, 7,948,865 shares were included in the dilutive share calculation for the period of time the Notes were outstanding for the period ended September 30, 2008.

"Treasury Stock" Method of Accounting for Share Dilution
Conversion Price:	$5.10

Number of underlying shares:	6,044,117
Principal Amount:	$30,825,000

Formula:	Number of extra dilutive shares created
=((Stock Price * Underlying Shares) - Principal)/Stock Price

Condition:	Only applies when share price exceeds $5.10

				Share Dilution
			Included in	Per $1.00 Share
Stock Price	Conversion Price	Price Difference	Share Count	Price Difference
$ 5.10	$5.10	$0.00	-	-
$ 5.60	$5.10	$0.50	539,653	1,079,306
$ 6.10	$5.10	$1.00	990,838	990,838
$ 7.10	$5.10	$2.00	1,702,568	851,284
$ 8.10	$5.10	$3.00	2,238,561	746,187
$ 9.10	$5.10	$4.00	2,656,754	664,189
$ 10.10	$5.10	$5.00	2,992,137	598,427
$ 11.10	$5.10	$6.00	3,267,090	544,515
$ 12.10	$5.10	$7.00	3,496,596	499,514
$ 13.10	$5.10	$8.00	3,691,064	461,383
$ 14.10	$5.10	$9.00	3,857,947	428,661
$ 15.10	$5.10	$10.00	4,002,726	400,273
$ 16.10	$5.10	$11.00	4,129,521	375,411
$ 17.10	$5.10	$12.00	4,241,485	353,457
$ 18.10	$5.10	$13.00	4,341,078	333,929
$ 19.10	$5.10	$14.00	4,430,243	316,446
$ 20.10	$5.10	$15.00	4,510,535	300,702

13.	Other Financial Information

As described in Note 10, the Company had issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036. The Notes are fully and unconditionally guaranteed by certain of our domestic subsidiaries on a senior unsecured basis. All of the subsidiary guarantors are 100% owned by the parent company and the guarantees are joint and several. The Subsidiary Guarantees are general unsecured senior obligations of the Subsidiary Guarantors and rank equally in right of payment with all of the existing and future senior indebtedness of the Subsidiary Guarantors. If the Company fails to make payment on the Notes, the Subsidiary Guarantors must make them instead. The Notes are effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries. The Notes are effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:
	Condensed Consolidating Statements of Operations Three months ended September 30, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$94,802	$11,686	$15,483	$(22,902)	$99,069
Cost of products sold	66,681	9,834	11,848	(22,902)	65,641
Depreciation and amortization	3,455	400	181	-	4,036
Selling, general and administrative expenses	14,010	1,255	1,021	-	16,286
Research and development expense	940	85	-	-	1,025
Interest (income) expense – net	4,133	(3,333)	(218)	-	582
Other expense – net	860	(19)	316	-	1,157
Provision for income taxes	3,386	10	628	-	4,024
Results of affiliates’ operations	4,988	(543)	-	(4,445)	-
Equity in income from equity investments	-	-	38	-	38
Income (loss) from continuing operations	6,325	2,911	1,745	(4,445)	6,536
Loss from discontinued operations	-	-	(211)	-	(211)

Net income (loss)	$6,325	$2,911	$1,534	$(4,445)	$6,325

	Condensed Consolidating Statements of Operations Nine months ended September 30, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$278,257	$35,575	$40,471	$(56,717)	$297,876
Cost of products sold	194,365	27,681	32,918	(56,717)	198,247
Depreciation and amortization	10,378	1,232	551	-	12,161
Selling, general and administrative expenses	40,639	3,865	3,133	-	47,637
Research and development expense	2,815	304	-	-	3,119
Gain on AST Settlement	(9,250)	-	-	-	(9,250)
Interest (income) expense – net	13,021	(10,171)	(650)	-	2,200
Other expense – net	787	424	516	-	1,727
Provision for income taxes	13,593	475	1,077	-	15,145
Results of affiliates’ operations	18,554	921	-	(19,475)	-
Equity in income from equity investments	-	-	337	-	337
Income (loss) from continuing operations	30,463	12,686	3,553	(19,475)	30,463
Income from discontinued operations	-	-	3,236	-	3,236

Net income (loss)	$30,463	$12,686	$6,789	$(19,475)	$30,463

	Condensed Consolidating Statements of Operations Three months ended September 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$73,534	$11,731	$8,805	$(9,209)	$84,861
Cost of products sold	52,776	8,486	5,589	(9,209)	57,642
Depreciation and amortization	3,561	276	590	-	4,427
Selling, general and administrative expenses	12,839	1,388	1,079	-	15,306
Research and development expense	873	92	1	-	966
Interest (income) expense – net	5,277	(4,052)	(317)	-	908
Other expense – net	161	515	(194)	-	482
Provision (benefit) for income taxes	(1,075)	211	1,260	-	396
Results of affiliates’ operations	5,781	(163)	-	(5,618)	-
Equity income (loss) from equity investments	-	-	311	(1)	310
Income (loss) from continuing operations	4,903	4,652	1,108	(5,619)	5,044
Income (loss) from discontinued operations	45	(141)	-	-	(96)

Net income (loss)	$4,948	$4,511	$1,108	$(5,619)	$4,948

	Condensed Consolidating Statements of Operations Nine months ended September 30, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$220,765	$34,822	$36,576	$(35,844)	$256,319
Cost of products sold	158,338	26,330	26,798	(35,844)	175,622
Depreciation and amortization	10,475	821	1,723	-	13,019
Selling, general and administrative expenses	38,046	4,012	2,863	-	44,921
Research and development expense	2,424	277	-	-	2,701
Interest (income) expense – net	15,783	(11,932)	(785)	-	3,066
Other expense – net	859	1,008	(574)	-	1,293
Provision for income taxes	3,300	889	1,734	-	5,923
Results of affiliates’ operations	19,859	2,017	-	(21,876)	-
Equity in income from equity investments	-	-	1,766	-	1,766
Income (loss) from continuing operations	11,399	15,434	6,583	(21,876)	11,540
Income from (loss) discontinued operations	45	(141)	-	-	(96)

Net income (loss)	$11,444	$15,293	$6,583	$(21,876)	$11,444

Condensed Consolidating Balance Sheets
September 30, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and cash equivalents	$23,774	$3,059	$21,570	$(11,140)	$37,263
Receivables	52,732	13,227	4,706	(7,529)	63,136
Inventories	72,909	7,778	7,636	61	88,384
Other current assets	19,564	1,721	3,796	-	25,081
Total current assets	168,979	25,785	37,708	(18,608)	213,864

Intercompany accounts receivable	55,580	189,122	4,732	(249,434)	-
Property, plant, and equipment, net	99,398	6,920	8,022	-	114,340
Intangibles	3,742	2,695	-	-	6,437
Goodwill	16,674	7,892	2,708	-	27,274
Equity investments	262,957	101,975	9,845	(365,889)	8,888
Other assets	3,650	1,125	4,618	-	9,393
Total assets	$610,980	$335,514	$67,633	$(633,931)	$380,196

Short-term debt	$-	$-	$1,606	$-	$1,606
Current portion of long-term debt	32,919	-	-	-	32,919
Accounts payable	35,023	17,434	3,072	(12,116)	43,413
Other current liabilities	21,886	690	1,154	(12,834)	10,896
Total current liabilities	89,828	18,124	5,832	(24,950)	88,834

Intercompany accounts payable	179,575	50,317	13,247	(243,139)	-
Other non-current liabilities	89,640	7,989	10,017	(68,221)	39,425
Shareholders' equity	251,937	259,084	38,537	(297,621)	251,937
Total liabilities and shareholders' equity	$610,980	$335,514	$67,633	$(633,931)	$380,196

Condensed Consolidating Balance Sheets
December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and cash equivalents	$20,802	$3,683	$25,930	$(20,111)	$30,304
Receivables	47,184	15,259	5,004	(9,899)	57,548
Inventories	67,501	8,221	5,525	33	81,280
Other current assets	18,015	1,334	1,197	-	20,546
Total current assets	153,502	28,497	37,656	(29,977)	189,678

Intercompany accounts receivable	57,071	175,462	2,138	(234,671)	-
Property, plant, and equipment, net	90,435	7,263	7,814	-	105,512
Intangibles	4,586	3,174	-	-	7,760
Goodwill	16,674	8,337	2,834	-	27,845
Equity investments	246,633	102,187	9,151	(349,378)	8,593
Other assets	4,908	1,313	2,531	-	8,752
Total assets	$573,809	$326,233	$62,124	$(614,026)	$348,140

Short-term debt	$-	$-	$1,504	$-	$1,504
Current portion of long-term debt	62,507	-	-	-	62,507
Accounts payable	33,424	19,914	3,417	(13,592)	43,163
Other current liabilities	33,219	299	2,592	(23,523)	12,587
Total current liabilities	129,150	20,213	7,513	(37,115)	119,761

Intercompany accounts payable	168,342	48,144	11,079	(227,565)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	91,143	8,782	11,350	(68,070)	43,205
Shareholders' equity	172,249	249,094	32,182	(281,276)	172,249
Total liabilities and shareholders' equity	$573,809	$326,233	$62,124	$(614,026)	$348,140

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$11,203	$13,177	$(2,004)	$1,528	$23,904
Investing activities:
Property, plant and equipment expenditures	(19,248)	(1,036)	(357)	-	(20,641)
Investment (in) from affiliates	-	1,092	(1,092)	-	-
Other	404	176	-	-	580
Net cash (used in) provided by investing activities	(18,844)	232	(1,449)	-	(20,061)
Financing activities:
Net borrowings (repayments)	(8,971)	-	-	8,971	-
Intercompany and equity transactions	12,705	(11,484)	(1,221)	-	-
Other	3,842	-	-	-	3,842
Excess tax benefit for stock-based compensation	1,958	-	-	-	1,958
Net cash provided by (used in) financing activities	9,534	(11,484)	(1,221)	8,971	5,800
Effect of exchange rate changes on cash and cash equivalents	1,079	(2,549)	314	(1,528)	(2,684)
Increase (decrease) in cash and cash equivalents	2,972	(624)	(4,360)	8,971	6,959
Cash and cash equivalents, beginning of period	20,802	3,683	25,930	(20,111)	30,304
Cash and cash equivalents, end of period	$23,774	$3,059	$21,570	$(11,140)	$37,263

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(6,724)	$14,754	$7,632	$1,227	$16,889
Investing activities:
Property, plant and equipment expenditures	(6,584)	(750)	(305)	-	(7,639)
Investment (in) from affiliates	-	(450)	450	-	-
Other	187	-	-	-	187
Net cash (used in) provided by investing activities	(6,397)	(1,200)	145	-	(7,452)
Financing activities:
Net borrowings (repayments)	5,576	-	1,458	(5,127)	1,907
Intercompany and equity transactions	18,191	(13,573)	(5,512)	894	-
Other	1,056	-	-	-	1,056
Net cash provided by (used in) financing activities	24,823	(13,573)	(4,054)	(4,233)	2,963
Effect of exchange rate changes on cash and cash equivalents	1,281	372	914	(1,227)	1,340
Increase (decrease) in cash and cash equivalents	12,982	354	4,637	(4,233)	13,740
Cash and cash equivalents, beginning of period	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of period	$12,982	$2,861	$24,193	$(20,665)	$19,371

14.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales transactions were $2.3 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively, and $7.4 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively. Receivables from equity investees amounted to $1.8 million and $2.4 million at September 30, 2008 and December 31, 2007, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.

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

As of September 30, 2008 and December 31, 2007, the Company’s gross unrecognized income tax benefits were $11.0 million and $12.0 million, respectively. If recognized, $10.0 million of the gross unrecognized tax benefits would have affected the effective tax rate at September 30, 2008 and December 31, 2007, respectively.

The Company estimates that approximately $4.3 million of unrecognized tax benefits will be realized in the next twelve months. The reversals would result from the lapse of the statute of limitations in various tax jurisdictions in which the Company operates.

16.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments accounted for at fair value on a recurring and non-recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2 providing for a one year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its non-financial assets and liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 - Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2008, as required by SFAS No. 157:

(Thousands)	Level 1	Level 2	Level 3
Assets
Natural gas derivatives	$-	$33	$-
Financial derivatives	-	993	-
Liabilities
Natural gas derivatives	$-	$430	$-
Financial derivatives	-	167	-

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The statement of operations will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the statement of operations should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company will adopt SFAS No. 160 as required and expects that the adoption will not have a material impact on its financial position or results of operations.

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

In May 2008, the FASB issued Financial Accounting Standard SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). Under SFAS No. 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Results of Operations

Continuing Operations

Consolidated net sales increased by $14.2 million or 16.7% and $41.6 million or 16.2% for the quarter and year-to-date periods ended September 30, 2008, respectively, versus the quarter and year-to-date periods ended September 30, 2007. Net sales for the Activated Carbon and Service segment for the quarter and year-to-date periods ended September 30, 2008 increased $12.9 million or 17.8% and $41.7 million or 19.3%, respectively, versus the comparable 2007 periods. The increase for the quarter and year-to-date periods ended September 30, 2008 was primarily due to higher demand and higher average pricing in the environmental water treatment, potable water treatment, and food markets. Also contributing to the year-to-date September 30, 2008 increase was higher average pricing in the environmental air treatment, specialty carbon, and industrial process markets. Foreign currency translation also had a positive impact of $0.9 million and $6.7 million, respectively, for the quarter and year-to-date periods ended September 30, 2008. Net sales for the Equipment segment for the quarter and year-to-date periods ended September 30, 2008 increased $2.4 million or 26.0% and $1.2 million or 4.0%, respectively, versus the similar 2007 periods. The increase for both periods ended September 30, 2008 resulted from higher demand for carbon adsorption systems and ultraviolet light systems that used ultraviolet light for disinfection of drinking water. The increase for the year-to-date period ended September 30, 2008 was partially offset by decline in demand for ion exchange systems as well as a decline for odor control equipment during the first half of 2008. Foreign currency translation also had a positive impact of $0.1 million and $0.4 million, respectively, for the quarter and year-to-date periods ended September 30, 2008. Net sales for the Consumer segment decreased $1.1 million or 33.4% and $1.3 million or 13.8%, respectively, for the quarter and year-date periods ended September 30, 2008 versus the comparable 2007 periods. The decrease for both periods was primarily due to delays in shipments for activated carbon cloth products as a result of performance issues with production equipment that was replaced during the quarter ended September 30, 2008. Also contributing to the decrease for both periods was lower demand for PreZerve® products. Foreign currency translation was comparable for the quarter and year-to-date periods ended September 30, 2008. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended September 30, 2008 was $1.0 million and $7.1 million, respectively.

Net sales less cost of products sold, as a percentage of net sales, was 33.9% for the quarter ended September 30, 2008 compared to 32.1% for the similar 2007 period, a 1.8% increase or $6.4 million, and 33.4% for the year-to-date period ended September 30, 2008 compared to 31.5% for the similar 2007 period, a 1.9% increase or $18.9 million. The increase for both periods was primarily in the Activated Carbon and Service segment which was principally driven by  higher prices as well as volume for certain carbon and service products. The increase for the quarter ended September 30, 2008 also included a $0.5 million curtailment benefit associated with the freezing of the Company’s Neville Island defined benefit pension plan and an approximate $1.0 million benefit for the reduction of an accrual related to costs for Company imports related to a favorable ruling by U.S. Customs in September 2008. The Equipment segment also contributed to the increase for the quarter ended September 30, 2008 versus the similar 2007 period due to higher volume for both carbon adsorption and ultraviolet light systems. The Equipment segment was comparable for the year-to-date period ended September 30, 2008 versus the similar 2007 period. The Consumer segment declined in both the quarter and year-to-date periods ended September 30, 2008 primarily due to the lower demand for activated carbon cloth as compared to the similar 2007 periods. The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.4 million and $0.9 million during the quarter and year-to-date periods ended September 30, 2008 versus the comparable 2007 periods was primarily due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses for the quarter and year-to-date periods ended September 30, 2008 increased by $1.0 million and $2.7 million, respectively, versus the comparable 2007 periods. The increase for the quarter and year-to-date periods ended September 30, 2008 was primarily due to higher legal expenses related to the administrative review of the Department of Commerce’s April 2007 anti-dumping order on certain activated carbon products from China. The year-to-date period ended September 30, 2008 also increased due to an increase in employee related expenses partially offset by a recovery of receivables previously considered uncollectible. The year-to-date 2007 period included the positive effect of the settlement with Trojan Technologies regarding the Company’s Canadian UV patent.

Research and development expense was comparable for the quarter ended September 30, 2008 and increased $0.4 million for the year-to-date period ended September 30, 2008 versus the comparable 2007 period primarily due to increased employee related expenses and laboratory testing services.

The $9.3 million gain on AST settlement for the year-to-date period ended September 30, 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of Advanced Separation Technologies Inc. (“AST”) in 1996 (See Note 8).

Other expense for the quarter and year-to-date periods ended September 30, 2008 increased $0.7 million and $0.4 million, respectively, compared to the similar 2007 periods primarily due to non-recurring costs associated with the conversion of a portion of the Company’s Senior Convertible Notes (“Notes”) as well as the negative impact of foreign exchange on the quarter.

Interest expense, net of interest income, for the quarter and year-to-date periods ended September 30, 2008 decreased $0.3 million and $0.9 million, respectively, versus the comparable 2007 periods. The decrease for both periods is primarily a result of the effect of capitalized interest due to increased capital spending in 2008 as well as the aforementioned conversions of Notes that occurred during the quarter ended September 30, 2008. Also contributing to the year-to-date decline is the penalty interest related to the Notes that occurred in the 2007 similar period.

The income tax provision increased $3.6 million for the quarter ended September 30, 2008 versus the quarter ended September 30, 2007. The increase was primarily due to an increase in income from continuing operations before income tax and equity in income from equity investments of $5.4 million. In addition, during the quarter ended September 30, 2007, the Company recognized $1.4 million of uncertain tax positions for which expiration of the statute of limitations occurred.

The effective tax rate for the year-to-date period ended September 30, 2008 was 36.0% compared to 37.7% for the similar 2007 period. The year-to-date period ended September 30, 2008 tax rate was higher than the statutory Federal income tax rate mainly due to permanent items and state income taxes partially offset by various tax credits. The effective tax rate for the year-to-date period ended September 30, 2007 was adversely impacted by several factors including income in certain foreign jurisdictions whose statutory tax rates exceeded the United States statutory rate, the absence of a full benefit from foreign tax credits in the United States due to an overall foreign loss, and permanent non-deductible expenses. The year-to-date September 30, 2007 tax rate was reduced by FIN 48 reserves reversed due to the expiration of the statute of limitations in taxing jurisdictions.

During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings. Throughout the year, this annualized estimate may change based on actual results and annual earnings estimate revisions. Because the Company’s permanent tax differences are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

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

Equity in income from equity investments for the quarter and year-to-date periods ended September 30, 2008 decreased $0.3 million and $1.4 million, respectively, versus the similar 2007 periods. The decrease was primarily due to higher product costs realized in 2008.

Discontinued Operations

Income (loss) from discontinued operations was $(0.2) million and $3.2 million, respectively, for the quarter and year-to-date periods ended September 30, 2008 and was primarily due to the final adjustment to the sale price of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $23.9 million for the period ended September 30, 2008 compared to $16.9 million for the similar 2007 period. The $7.0 million increase is primarily due to improved earnings. The 2008 earnings include $3.2 million of non-cash earnings resulting from the determination of the final sale price of the Company’s Charcoal/Liquid business as discussed in Note 1. Partially offsetting the cash effects of increased earnings were unfavorable working capital changes of $7.5 million.

Common stock dividends were not declared or paid during the periods ended September 30, 2008 and 2007, respectively.

Total debt at September 30, 2008 was $34.5 million, a decrease of $42.4 million from December 31, 2007. The decrease was primarily the result of the conversion of a substantial portion of the Company’s Senior Convertible Notes as described below.

5.00% Convertible Senior Notes due in 2036

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036 (the “Notes”). The Notes accrue interest at the rate of 5.00% per annum which is payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes will mature on August 15, 2036.

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

For the period ended December 31, 2007 and for the quarterly periods ended March 31, June 30, and September 30, 2008, respectively, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods. As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock throughout 2008. The following table represents the conversion and exchange activity that has occurred as of the period ended September 30, 2008 and through October 31, 2008:

Date	Aggregate Principal Amount Outstanding Prior to Transaction	Aggregate Principal Amount of Notes Involved in Transaction	Shares Issued	Cash Paid[1]	Aggregate Principal Amount Outstanding after Transaction
August 20, 2008	$75,000,000	$37,175,000	7,289,215	$—	$37,825,000

September 2, 2008	37,825,000	7,000,000	1,372,549	—	30,825,000

October 1, 2008	30,825,000	7,950,000	1,151,750	7,950,014	22,875,000

October 2, 2008	22,875,000	1,300,000	188,320	1,300,011	21,575,000

October 3, 2008	21,575,000	1,750,000	253,673	1,750,007	19,825,000

October 22, 2008	19,825,000	1,000,000	196,078	—	18,825,000

October 23, 2008	18,825,000	10,625,000	2,083,333	—	8,200,000
		$66,800,000	12,534,918[2]	$11,000,032
1 Excluding any accrued interest paid to an exchanging holder.
2 Includes approximately 3 million shares exchanged for principal amount of Notes (in lieu of cash) due to exchanges. These shares were not previously included in the Company’s diluted shares for previous quarters.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability for the period ended September 30, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock. The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest. In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through September 30, 2008, no contingent events have occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years. The Company incurred original issuance costs of $1.5 million which have been deferred and are being amortized over a five year period. The Company reclassified $1.2 million of the discount and $0.2 million of issuance costs to additional paid in capital as a result of the aforementioned conversions and exchanges of Notes that occurred during the three and nine month periods ended September 30, 2008. The Company will continue to amortize the respective remaining balances over the remaining five year period or the date of conversion/exchange, if sooner. As of the nine month period ended September 30, 2008, the Company recorded interest expense of $3.0 million related to the Notes, of which $0.4 million related to the amortization of the discount.

Credit Facility

On August 14, 2008, the Company entered into a third amendment to its Credit Facility (the “Third Amendment”). The Third Amendment permits borrowings in an amount up to $60.0 million and includes a separate U.K. sub-facility and a separate Belgian sub-facility. The Credit Facility permits the total revolving credit commitment to be increased up to $75.0 million. The facility matures on May 15, 2011. Availability for domestic borrowings under the Credit Facility is based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Credit Facility is conditioned upon various customary conditions.

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

As of September 30, 2008, the collateral value of assets pledged was $57.6 million. The collateral value as of September 30, 2008 for domestic, U.K., and Belgian borrowers were $48.4 million, $4.8 million, and $4.4 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of September 30, 2008, total availability was $41.8 million. Availability as of September 30, 2008 for domestic, U.K., and Belgian borrowers was $38.7 million, $3.1 million, and zero, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at September 30, 2008 totaled $15.8 million.

The Credit Facility interest rate is based upon Euro-based (“LIBOR”) rates with other interest rate options available. The applicable Euro Dollar margin in effect when the Company is in compliance with the terms of the facility ranges from 1.50% to 2.50% and is based upon the Company’s overall availability under the Credit Facility. The unused commitment fee is equal to 0.375% per annum, which can increase to 0.50%, and is based upon the unused portion of the revolving commitment.

The Credit Facility contains a number of affirmative and negative covenants. For the period ended September 30, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended September 30, 2008. As a result, as of September 30, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock. Included in the Credit Facility, is a provision which permits the conversion of all $75.0 million of the Company’s Notes. The Credit Facility also includes a provision for up to $3.0 million of letters of credit under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of September 30, 2008.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. At September 30, 2008, the changes in the Company’s contractual obligations that occurred since December 31, 2007 include a change in one of its purchase obligations, a reclassification of long-term debt to current portion of long-term debt, conversion of a portion of the Notes, and the related change in interest. There have been no other changes in the Company’s contractual obligations since December 31, 2007. The following table represents the significant cash contractual obligations and other commercial commitments as of September 30, 2008.

		Due in
(Thousands)	2008	2009	2010	2011	2012	Thereafter	Total

Short-term debt	$1,606	$-	$-	$-	$-	$-	$1,606

Current portion of Long-term debt*	-	2,925	-	29,994	-	-	32,919

Interest on Notes	2,825	991	991	626	-	-	5,433

Operating leases	3,733	3,009	2,409	1,921	1,798	4,711	17,581

Unconditional purchase obligations**	24,112	23,776	22,253	19,710	1,575	1,838	93,264

Total contractual cash Obligations	$32,276	$30,701	$25,653	$52,251	$3,373	$6,549	$150,803

*The 2011 maturity excludes debt discount of $0.8 million. During October 2008, the Company completed exchanges and conversions for approximately $22.6 million of the notes-see additional discussion in Note 10.
**Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $11.9 million related to FIN 48 has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

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

Capital Expenditures and Investments

The Company currently estimates that it will spend approximately $130 million on capital expenditures for property, plant and equipment during the period 2009 through 2011. Capital expenditures for property, plant and equipment totaled $20.6 million for the nine months ended September 30, 2008 compared to expenditures of $7.6 million for the same period in 2007. The expenditures for the period ended September 30, 2008 consisted primarily of improvements to the Company’s manufacturing facilities of $16.7 million, of which $8.8 million was directly related to the planned re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility, $1.5 million related to improvements to information systems, and customer capital of $1.9 million. The expenditures for the period ended September 30, 2007 consisted primarily of improvements to the Company’s manufacturing facilities of $6.5 million and customer capital of $0.3 million. Capital expenditures for 2008 are projected to be approximately $34.5 million. The Company expects to fund capital expenditures from operating cash flows, cash on hand, and borrowings.

In January 2006, the Company announced the temporary idling of its reactivation facility in Blue Lake, California in an effort to reduce operating costs and to more efficiently utilize the capacity at its other existing locations. It is management’s intention to resume operation of the plant in November 2008.

Regulatory and Legal Matters

Each of the Company’s U.S. production facilities has permits and licenses regulating air emissions and water discharges. All of the Company’s U.S. production facilities are controlled under permits issued by local, state and federal air pollution control entities. The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards. In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility known as B-line. The Company will need to install pollution abatement equipment in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line. On January 25, 2008, the Company announced its intention to re-start B-line. The Company estimates it will invest approximately $20.2 million in this line and that the project is estimated to be completed in early 2009.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on the Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2007, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense during the periods ended September 30, 2008 and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences. The ultimate remediation costs are dependent upon among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination as to when it will proceed with remediation efforts.

In January 2007, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency, Region 4 (“EPA”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA’) and corresponding EPA and Kentucky Department of Environmental Protection (“KYDEP”) hazardous waste management rules and regulations. The alleged violations are based on findings and information provided by the Company during and after a Multi Media Compliance Evaluation inspection of the Company’s Big Sandy Plant, located in Catlettsburg, Kentucky, conducted by the EPA and the KYDEP in September 2005, and concern the hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant. The Company submitted its initial written response to the NOV in June 2007. In August 2007, the EPA notified the Company that it believes there were significant RCRA violations that are unresolved by the information in the Company’s submittals. The Company met with EPA in December 2007 to discuss the alleged violations. Since that time it has had numerous telephone conferences and exchanges of correspondence in an attempt to resolve the issues as to alleged continuing violations raised by the January 2007 NOV. The Company has also taken action to remediate certain of the alleged violations and believes that the number of unresolved issues as to alleged continuing violations has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been resolved. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the Comprehensive Environmental Response, Compensation and Liability ACT (“CERCLA”) pursuant to the CERCLA Off-Site Rule. The CERCLA Off-Site Rule unacceptability determination applies only to materials from CERCLA regulated response actions, and if it goes into effect, it would not prohibit the Big Sandy Plant from receiving hazardous waste spent carbons from other sources. The Company received written notice of the unacceptability determination on July 14, 2008 (the “Notice”). The Notice alleges multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases stem from the September 2005 multi-media compliance inspections, and are the same as alleged in the January 2007 NOV described in the preceding paragraph. The Company originally had until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases were not continuing, or else the Big Sandy Plant would not have been able to receive spent carbon from CERCLA sites until the EPA determines that the facility is again acceptable to receive such CERCLA wastes. The Company met with the EPA on August 25, 2008 and the Company submitted a written response to the Notice prior to the meeting. Following this meeting, the EPA extended the September 1 deadline to November 3, 2008 and then extended the deadline to January 9, 2009 before the unacceptability determination goes into effect, due to the late delivery of the Notice and the late date of the conference with the EPA. The Company believes that the indefinite suspension or termination of its ability to receive and reactivate spent carbon from CERCLA sites would not have a material adverse effect on its financial position or results of operations.

The August 25, 2008 EPA meeting was attended by representatives of the EPA’s Suspension and Debarment Division (“SDD”). On August 28, 2008, the Company received a letter from the SDD requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with the Federal Government, with respect to activities authorized pursuant to, or funded by, CERCLA. The Company has provided the SDD with all information requested by the letter. The SDD can suspend or debar a company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The SDD has not indicated whether or not it intends to take further action in this matter. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the Notice or otherwise.

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

On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding ("MOU") providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions of all product sales under this contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to the aforementioned contract or for any future sales made after August 24, 2007. On November 4, 2008, ADA-ES filed its answer and counterclaim denying the Company’s entitlement to a declaratory judgment and claiming a commission of $8.25 million.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The statement of operations will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the statement of operations should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company will adopt SFAS No. 160 as required and expects that the adoption will not have a material impact on its financial position or results of operations.

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

In May 2008, the FASB issued Financial Accounting Standard SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). Under SFAS No. 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk
In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products. Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly. Based on the estimated 2008 usage of coal and natural gas, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in an incremental pre-tax loss (or gain) of $1.9 million and $0.7 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices.

Interest Rate Risk
The Company’s current and long-term debt is based on fixed rates, rates that float with the Euro Dollar, or prime, and the carrying value approximates fair value. The Company’s senior convertible notes, which represent the majority of the Company’s outstanding debt balance at September 30, 2008 and December 31, 2007, are based on a fixed rate and therefore would not be subject to interest rate risk. A hypothetical change of 10% in the Company’s effective interest rate from September 30, 2008 and December 31, 2007 would not result in a material change to interest expense.

Foreign Currency Exchange Risk
The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars. The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures. At September 30, 2008, the Company had seventy-eight derivative instruments outstanding of which sixty-one were hedges utilizing foreign currency forward exchange contracts and sixteen were cash flow hedges utilizing foreign currency option contracts for forecasted inventory purchases. A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, and Euro at September 30, 2008 would result in an incremental pre-tax loss (or gain) of approximately $3.5 million. The foreign currency forward exchange contracts purchased during 2008 have been accounted for according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2008, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
July 1 – July 31, 2008	1,479	$15.47	—	—
August 1 – August 31, 2008	-	—	—	—
September 1 – September 30, 2008	-	—	—	—
(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued. Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 6. Exhibits

Exhibit 10.6 Calgon Carbon Corporation Senior Credit Facility, as amended

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 10, 2008	/s/Leroy M. Ball
Leroy M. Ball
Senior Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.6	Calgon Carbon Corporation Senior Credit Facility, as amended.	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith