Form 10-K
period 2008-12-31
CALGON CARBON CORPORATION
filed 2009-03-13
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008 or
 ☐Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934.
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
Yes ☒                      No    ☐

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
Yes  ☐          No   ☒

As of March 10, 2009, there were outstanding 54,469,234 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 was $609,531,907.

The following documents have been incorporated by reference:

Form 10-K
Document	Part Number

Proxy Statement filed pursuant to Regulation 14A in connection with registrant's Annual Meeting of Shareholders to be held on April 30, 2009.	III

INDEX

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

The Activated Carbon and Service segment manufactures granular and powdered activated carbon for use in applications to remove organic compounds from water, air, and other liquids and gases.  The service aspect of the segment consists of the leasing, monitoring and maintenance of carbon adsorption equipment (explained below).  The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication, and operation of systems that utilize a combination of the Company’s enabling technologies:  carbon adsorption, ultraviolet light (“UV”) and advanced ion exchange separation (“ISEP®”) among others.  The Consumer segment primarily consists of the manufacture and sale of carbon cloth and new consumer products based on the Company’s technologies already proven in large-scale industrial applications.

Discontinued Operations:

On February 17, 2006, the Company, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”).  The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash, which included a final working capital adjustment of $1.3 million.  The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies.  Management believes the ultimate cost of such guarantees is not material.  An additional 4.25 million Euro could have been received dependent upon the business meeting certain earnings targets over the next three years.  In May 2008, the Company reached a final agreement with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) regarding the aforementioned additional 4.25 million Euro contingent consideration, fixing the amount to be paid to the Company at 2.8 million Euro.  The Company expects to receive this payment in December 2011.  The unpaid balance earns interest at 7% which is paid annually. The Company had presented the Charcoal/Liquid business as a discontinued operation for the periods that were impacted and has recorded a pre-tax gain of $4.8 million or $1.7 million, net of tax, on the sale during the year ended December 31, 2006.  The Company recorded the additional contingent consideration as an additional pre-tax gain on sale of $4.4 million or $2.8 million, net of tax, within discontinued operations during the period ended December 31, 2008.

On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. ("MEGTEC”), a subsidiary of Sequa Corporation.  The Solvent Recovery unit provided turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis.  The sale price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable.  The transaction was also subject to a pre-tax working capital adjustment of $0.4 million, which management finalized and recorded in the fourth quarter of 2006.  For the year ended December 31, 2007, the Company recorded a loss of $0.2 million, net of tax, related to an indemnity claim.  During the year ended December 31, 2006, the Company recorded a pre-tax gain of $63 thousand or $41 thousand, net of tax, on the sale of the Solvent Recovery business.

For further information, see Note 3 to the Financial Statements.

Products and Services:

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation and concentration of liquids, gases and other media through its three business segments. The Activated Carbon and Service segment primarily consists of activated carbon products, field services, and reactivation. The Equipment segment designs and builds systems that include multiple technologies. The Consumer segment supplies carbon products, including activated carbon cloth, for everyday use by consumers.  Activated carbon cloth is used in many filtration, adsorption, and separation applications for use in such markets such as industrial and medical.

Activated Carbon and Service. The sale of activated carbon is the principle component of the Activated Carbon and Service business segment. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In adsorption, organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, sized and then processed in low temperature bakers followed by high temperature furnaces. This heating process is known as “activation” and develops the pore structure of the carbon. Through adjustments in the activation process, pores of the required size for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of a number of factors enabling the Company to develop many special types of activated carbon available in several particles sizes. The Company also markets activated carbons from other raw materials, including coconut and wood.

The Company produces and sells a broad range of activated, impregnated or acid washed carbons in granular, powdered or pellet form. Granular Activated Carbon (GAC) particles are irregular in shape and generally used in fixed filter beds for continuous flow purification processes.  Powdered Activated Carbon (PAC) is carbon which has been pulverized into powder and often used in batch purification processes, in municipal water applications and for flue gas emissions control. Pelletized activated carbons are extruded particles, cylindrical in shape, and typically used for gas phase applications due to the low pressure drop, high mechanical strength and low dust content of the product.

Another important component of the Activated Carbon and Service business segment are the optional services associated with supplying the Company’s products and systems required for purification, separation, concentration, taste and odor control. The Company offers a variety of treatment services at customer facilities including carbon supply, equipment leasing, installation and demobilization, transportation, and spent carbon reactivation. Other services include feasibility testing, process design, performance monitoring, and major maintenance of Company-owned equipment. The central component of the Company’s service business is reactivation of spent carbon and re-supply. In the reactivation process, the spent carbon is subjected to high temperature re-manufacturing conditions that destroy the adsorbed organics and assure the activated carbon is returned to usable quality. The Company is fully permitted to handle spent carbons containing hazardous and non-hazardous organic compounds (see related discussion in Regulatory Matters). This recycling is conducted at several locations throughout the world. Granular activated carbon is reactivated for environmental and economic reasons to destroy hazardous adsorbed organic compounds and also to conserve natural resources. The Company provides reactivation/recycling services in packages ranging from a fifty-five gallon drum to truckload quantities.

Transportation services are offered via bulk activated carbon deliveries and spent carbon returns through the Company’s private fleet of trailers, capable of transporting both RCRA hazardous and non-hazardous material. The Company will arrange transportation for smaller volumes of activated carbon in DOT approved containers and small returnable equipment through a network of less-than-truckload carriers.

Purification services provided by the Company are used to improve the quality of water, food, chemical, pharmaceutical and petrochemical products. These services may be utilized in permanent installations or in temporary applications, such as pilot studies for new manufacturing processes or recovery of off-specification products.

Sales from continuing operations for the Activated Carbon and Service segment were $342.3 million, $295.6 million, and $265.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Equipment.  Along with providing activated carbons, the Company has developed a complete line of standardized, pre-engineered, adsorption systems – capable of treating liquid flows from 1 gpm to 1,400 gpm – which can be quickly delivered and easily installed at treatment sites. These self-contained adsorption systems are used for vapor phase applications such as volatile organic compound (VOC) control, air stripper off-gases, and landfill gas emissions. Liquid phase equipment systems are used for applications of process purification, wastewater treatment, groundwater remediation and de-chlorination. The Company also custom designs systems to solve unique treatment challenges, providing equipment for activated carbon, ion exchange resins or ultraviolet (UV) technologies each of which can be used for the purification, separation and concentration of liquids or gases.

More than 20 years ago, the Company introduced an advanced UV oxidation process to remediate contaminated groundwater. In 1998, the Company’s scientists invented a UV disinfection process that could be used to inactivate Cryptosporidium, Giardia and other similar pathogens in surface water, rendering them harmless to humans (refer to Note 17). The UV light alters the DNA of pathogens, killing them or making it impossible for the pathogens to reproduce and infect humans. In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications. The Company is a leader in the marketplace for innovative UV technologies with the Sentinel® line designed to protect municipal drinking water supplies from pathogens, the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection, and Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1,4-Dioxane, MTBE, and Vinyl Chloride in groundwater, process water and industrial wastewater.

The Company also produces a wide range of odor control equipment which typically utilizes catalytic, activated carbon to control odors at municipal wastewater treatment facilities and pumping stations.

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

The proprietary ISEP® (Ionic Separator) continuous ion exchange units are used for the purification and recovery of many products in the food, pharmaceutical, and biotechnology industries. These ISEP® Continuous Separator units perform ion exchange separations using countercurrent processing. The ISEP® and CSEP® (chromatographic separator) systems are currently used at over 300 installations worldwide in more than 40 applications in industrial settings, as well as in selected environmental applications including perchlorate and nitrate removal from drinking water.

Sales from continuing operations for the Equipment segment were $47.3 million, $41.3 million, and $37.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Sales from continuing operations for the Consumer segment were $10.7 million, $14.2 million, and $13.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

For further information, see Note 19 to the Financial Statements.

Markets:

The Company participates in six primary areas: Potable Water, Industrial Process,  Environmental Water, Environmental Air, Food, and Specialty Markets. Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process Market includes catalysis, product recovery and purification of chemicals, and pharmaceuticals as well as process water treatment. Remediation of water and VOC removal from vapor are the major sub segments for the two Environmental markets.  Food applications include brewing, bottling and sweetener purification.  Medical, personal protection, cigarette, automotive, consumer and precious metals applications comprise the Specialty Market.

Potable Water Market.  The Company sells activated carbons, equipment, services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water to remove pesticides and other dissolved organic and inorganic material to meet or exceed current state or federal regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. Granular and powdered activated carbon products are sold in this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. Ion exchange resins are sold in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate in water.  UV oxidation and disinfection systems are sold for the destruction or inactivation of waterborne contaminants and organisms.

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

Environmental Water and Air Markets.  Providing products used for the cleanup of contaminated groundwater, surface impoundments and accidental spills comprises the significant need in this market. The Company provides carbon, services and carbon equipment for these applications as well as emergency and temporary cleanup services for public and private entities, utilizing both activated carbon adsorption and UV oxidation technologies.

The Company offers its products and services to private industry to meet stringent environmental requirements imposed by various government entities. The Company’s reactivation/recycle service is an especially important element if the customer has contaminants which are hazardous organic chemicals. The hazardous organic chemicals which are adsorbed by the activated carbons are decomposed at the high temperatures of the reactivation furnace and thereby removed from the environment. Reactivation saves the environment as well as eliminating the customers’ expense and difficulty in securing long-term containment (such as landfills) for hazardous organic chemicals.

Activated carbon is also used in the chemical, pharmaceutical and refining industries for purification of air discharge to remove contaminants such as benzene, toluene and other volatile organics. Reduction of mercury emissions from coal-fired power plants is a growing market for the Company. The re-start of B-line at its Catlettsburg, Kentucky plant to produce up to 70 million pounds of FLUEPAC® powdered activated carbon represents major progress in a multi-step program that would enable the Company to provide a substantial amount of powdered activated carbon to coal-fired power plants.

Municipal sewage treatment plants purchase the Company’s odor control systems and activated carbon products to remove objectionable odors emanating from operational facilities and to treat the wastewater to meet discharge requirements. Granular activated carbon is used as a filtration/adsorption medium and the powdered activated carbons are used to enhance the performance of existing biological waste treatment processes.

The Company’s UV oxidation systems offer an ideal solution for groundwater remediation and the treatment of process water and industrial wastewater. The Company’s Rayox® System is an industry staple for the destruction of organic compounds in groundwater. Rayox® is also used as a process water and wastewater treatment option for the removal of alcohol, phenol, acetone, TOC and COD/BOD.

Food Market.  Sweetener manufacturers are the principal purchasers of the Company’s products in the food industry. As a major supplier, the Company’s specialty acid-washed activated carbon products are used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Other food processing applications include de-colorization and purification of many different foods and beverages and for purifying water, liquids and gases prior to usage in brewing and bottling. Continuous ion exchange systems are also used in this market for the production of lysine and vitamin E as well as purification of dextrose and high fructose corn syrup.

Specialty Market.  The Company is a major supplier of activated carbon to manufacturers of gas masks supplied to the United States and European military as well as protective respirators and collective filters for first responders and private industry. The markets for collective filters for military equipment, indoor air quality and air containment in incineration and nuclear applications are also serviced.

Other specialty applications using activated carbons include precious metals producers to recover gold and silver from low-grade ore, and cigarette manufacturers in charcoal filters. The Company’s activated carbon cloth product is used in medical and other specialty applications.

Sales and Marketing:

The Company has a direct sales force in the United States with offices located in Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Marlton, New Jersey.  The Company conducts activated carbon related sales in Canada and in Latin America through agent/distributor relationships and maintains offices in Sao Paulo, Brazil and Mexico City, Mexico. In the Asia Pacific Region, the Company maintains offices in Singapore; Beijing and Shanghai, China; Taipei, Taiwan; and Tokyo, Japan (a joint venture relationship) through agents and distributors to manage sales.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton-in-Makerfield, United Kingdom; Houghton le-Spring, United Kingdom; and Beverungen, Germany.  The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East and Africa.

All offices can play a role in sales of products or services from any of the Company’s segments.

Geographic sales information can be found in Note 19 to the Financial Statements. Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog:

The Company had a sales backlog from continuing operations of $22.3 million and $11.8 million as of January 31, 2009 and 2008, respectively, in the Equipment segment.  The Company expects to carry less than one-third of the 2009 balance into 2010.

Competition:

The Company is a major global presence with several competitors in the worldwide market with respect to the production and sale of activated carbon-related products: Norit, N.V., a Dutch company, Mead/Westvaco Corporation, a United States company and Siemens Water Technologies, a division of Siemens AG, Erlangen, Germany, are the primary competitors. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers. Competition in activated carbons, carbon equipment and services is based on quality, performance and price. Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration and extraction processes that do not employ activated carbons.

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

The Company’s UV technologies product line has primary competition from Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation, a United States company, and Wedeco Ideal Horizons, a German company owned by ITT Industries, a United States company.

Raw Materials:

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines in the Appalachian Region as well as mines outside the United States, usually purchased under both long-term and annual supply contracts.

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

The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in the United States and China under annual supply contracts and spot purchases.

The purchase of key equipment components is coordinated through agreements with various suppliers.

The Company does not presently anticipate any problems in obtaining adequate supplies of its raw materials or equipment components.

Research and Development:

The Company's primary research and development activities are conducted at a research center in Pittsburgh, Pennsylvania.  This facility is used for the evaluation of experimental activated carbon and equipment and application development.  Experimental systems are also designed and evaluated at this location.  Facilities in Ashton-in-Makerfield, United Kingdom supplement the work performed in Pittsburgh.

The principal goals of the Company's research program are to improve the Company's position as a technological leader in solving customers' problems with its products, services and equipment; develop new products and services; and provide technical support to customers and operations of the Company.

The Company's research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons.  The Company has commercial sales of four new products for mercury removal from flue gas.  Other carbons with improved performance for high sulfur oxide applications are under development. The Company continues to expand its UV product line with innovative products targeted at emerging markets.  Designs of two new Sentinel® reactors were completed in 2008.  Both reactors are designed to disinfect drinking water as well as to oxidize organic contaminants.  The Company also completed the engineering and manufacture of its new C3 Series™ water reuse system.  The system utilizes cutting edge flow distribution technology to improve the efficiency of water treatment.

Research and development expenses were $4.1 million, $3.7 million, and $4.2 million in 2008, 2007 and 2006, respectively.

Patents and Trade Secrets:

The Company possesses a substantial body of technical knowledge and trade secrets and owns 72 United States patent applications and/or patents as well as 267 patent applications and/or patents in other countries.  The issued United States and foreign patents expire in various years from 2009 through 2031.

The technology embodied in these patents, trade secrets, and technical knowledge applies to all phases of the Company's business including production processes, product formulations, and application engineering. The Company considers this body of technology important to the conduct of its business.

Regulatory Matters:

USA.  By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency, Region 4 (“EPA”) a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (“KYDEP”) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005.  Accompanying the report was a Notice of Violation (“NOV”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding EPA and KYDEP hazardous waste regulations.  The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility.  The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007.  In August 2007, the EPA notified the Company that it believes there were still significant violations of RCRA that are unresolved by the information in the Company’s responses, without specifying the particular violations.  During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken actions to address and remediate a number of the unresolved alleged violations.  The Company believes that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially.  The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule.  The Company received written notice of the unacceptability determination on July 14, 2008 (the “Notice”).  The Notice alleges multiple violations of RCRA and four releases of hazardous waste.  The alleged violations and releases stem from the September 2005 multi-media compliance inspections, and are among those alleged in the January 2007 NOV described in the preceding paragraph.  The Company originally had until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant will not be able to receive spent carbon from CERCLA sites until the EPA determines that the facility is again acceptable to receive such CERCLA wastes.  The Company met with the EPA on August 25, 2008 and the Company submitted a written response to the Notice prior to the meeting.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies.  Representatives of the SDD attended the August 25, 2008 EPA meeting.  On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government.  The Company provided the SDD with all information requested by the letter in September 2008.  The SDD can suspend or debar a Company from sales to the federal government directly or indirectly through government contractors or with respect to projects funded by the federal government.  In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at the time.  The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the Notice or otherwise.

By letter dated February 13, 2009, the EPA informed the Company that, based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA has made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant.  The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility.  The Company has requested clarification from the EPA regarding the conditions.  The Company is also in discussions with the EPA and KYDEP regarding the classification of these materials.  If the Company is required to treat and/or dispose of the material dredged from the lagoon as hazardous waste, the costs for doing so could be substantial.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs.  The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP group to help fund the work required under the Consent Order.  The field work was initiated in 2008 but suspended due the onset of winter.  The group plans to complete the work in the spring of 2009.

By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky.  The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV.  The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application.  The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any.  KYDEP can also deny the Part B operating permit.  On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action.  The EPA can also deny the Part B operating permit.  At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At December 31, 2008, the balance recorded was $4.0 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  The Company has not incurred any environmental remediation expense for the years ended December 31, 2008 and 2007, but incurred $0.1 million of expense in 2006.  It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination as to when it will proceed with remediation efforts.

Europe.  The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, Germany and the United Kingdom.  These laws and regulations address substantially the same issues as those applicable to the Company in the United States.  The Company believes it is presently in substantial compliance with these laws and regulations.

Indemnification.  The Company has a limited indemnification agreement with the previous owner of the Company which will fund certain environmental costs if they are incurred at the Company's Catlettsburg, Kentucky plant. The Company believes that the amount of the indemnification is sufficient to fund these liabilities if they arise.

Employee Relations:

As of December 31, 2008, the Company employed 943 persons on a full-time basis, 684 of whom were salaried and non-union hourly production, office, supervisory and sales personnel. The United Steelworkers represent 227 hourly personnel in the United States. The current contracts with the United Steelworkers expire on April 1, 2009 at the Catlettsburg, Kentucky facility, February 15, 2010 at the Columbus, Ohio facility and July 1, 2011 at the Pittsburgh, PA location. The 32 hourly personnel at the Company's Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2009.  The Company also has hourly employees at three non-union United Kingdom facilities, two non-union United States facility one each located in California and Mississippi, and at two non-union China facilities.

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

Copies of Corporate Governance Documents:

The following Company corporate governance documents are available free of charge at the Company’s website at www.calgoncarbon.com and such information is available in print to any shareholder who requests it by contacting the Secretary of the Company at 400 Calgon Carbon Drive, Pittsburgh, PA  15205.

•	Corporate Governance Guidelines
•	Audit Committee Charter
•	Compensation Committee Charter
•	Corporate Governance Committee Charter
•	Code of Business Conduct and Ethics
•	Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers
•	Director Orientation and Continuing Education Policy

•	Executive Committee Charter

Item 1A. Risk Factors:

Risks relating to our business

Our pension plans are currently underfunded, and we expect to be subject to significant increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments. We contributed $4.1 million and $5.4 million to our U.S. Pension plans and $2.1 million and $2.4 million to our European pension plans in 2008 and 2007, respectively. We currently expect to contribute approximately $1.1 million to our U.S. pension plans to meet minimum funding requirements and $1.7 million to our European pension plans in 2009. The current economic environment is negatively impacting the fair value of our pension assets which could result in increased funding requirements of our pension plans.  If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.

The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect. For example, an approximate 25-basis point decline in the funding target interest rate under Section 730 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required contributions to our U.S. pension plans by approximately $1.5 million to $2.1 million over the next three years.

Our pension plans in the aggregate are underfunded by approximately $48 million as of December 31, 2008 (based on the actuarial assumptions used for SFAS No. 87, “Employers’ Accounting for Pensions,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law. Our U.S. pension plans, which were underfunded by approximately $34 million as of December 31, 2008, are subject to ERISA. In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination. In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital. See Note 12 to our consolidated financial statements contained in Item 8 of this Annual Report.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

We use bituminous coal as the main raw material in our granular activated carbon production process. We estimate that coal will represent approximately 60% of our carbon product costs in 2009. We have various annual and multi-year contracts in place for the supply of coal that expire at various intervals from 2008 to 2011.  Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand. In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs. During 2008, our aggregate costs for coal increased by $2.6 million, or 16.2%, compared to 2007. Based upon the estimated usage of coal in 2009, a hypothetical 10% increase in the price of coal would result in $1.9 million of additional pre-tax expenses to us. We may not be able to pass through raw material price increases to our customers.

Our financial results could be adversely affected by shortages in energy supply or increases in energy costs.

The price for and availability of energy resources could be volatile as it is affected by political and economic conditions that are outside our control. We utilize natural gas as a key component in our activated carbon manufacturing process and have annual and multi-year contracts for the supply of natural gas at each of our major facilities. If shortages of, or restrictions on the delivery of natural gas occur, production at our activated carbon facilities would be reduced, which could result in missed deliveries or lost sales. We also have exposure to fluctuations in energy costs as they relate to the transportation and distribution of our products. For example, natural gas prices have increased significantly in recent years. We may not be able to pass through natural gas and other fuel price increases to our customers.

Increases in U.S. and European imports of Chinese or other foreign manufactured activated carbon could have an adverse effect on our financial results.

We face pressure and competition in our U.S. and European markets from brokers of low cost imported activated carbon products, primarily from China. We believe we offer the market technically superior products and related customer support.  However, in some applications, low cost imports have become accepted as viable alternatives to our products because they have been frequently sold at less than fair value in the market.  If the markets in which we compete experience an increase in these imported low cost carbons, especially if sold at less than fair value, we could see declines in net sales.  In addition, the sales of these low cost activated carbons may make it more difficult for us to pass through raw material price increases to our customers.

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

In March 2007, the International Trade Commission (the “ITC”) determined that these unfairly priced steam activated carbon imports from China caused material injury to the U.S. activated carbon industry.  This affirmative decision by the ITC triggered the imposition of significant anti-dumping duties in the form of cash deposits, ranging from 62% to 228%.  The anti-dumping duties will be imposed for at least five years but are subject to periodic review within that time frame.  The first review period began April 2008 with subsequent opportunities for review every April with respect to the twelve months then completed.  A preliminary determination is due no later than March 31, 2009.  The significant anti-dumping duties imposed by the DOC and the affirmative decision by the ITC has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. However, the anti-dumping duties could be reduced or eliminated in the future, which could adversely affect demand or pricing for our product.

Our inability to successfully negotiate new collective bargaining agreements upon expiration of the existing agreements could have an adverse effect on our financial results.

We have collective bargaining agreements in place at four of our production facilities covering approximately 27% of our full-time workforce as of December 31, 2008. Those collective bargaining agreements expire from 2009 through 2011. Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

Our business is subject to a number of global economic risks

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intending to address extreme market conditions that include severely restricted credit and declines in values of certain assets.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for our products and result in a decrease in sales volume that could have a negative impact on our results of operations.  Continued volatility and disruption of financial markets in the United States, Europe and Asia could limit our customers’ ability to obtain adequate financing or credit to purchase our products or to maintain operations, and result in a decrease in sales volumes that could have a negative impact on our results of operations.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct significant business operations in several foreign countries. Of our 2008 net sales, approximately 45% were sales to countries other than the United States, and 2008 net sales denominated in non-U.S. dollars represented approximately 34% of our overall net sales. We conduct business in the local currencies of each of our foreign subsidiaries or affiliates. Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

Our European and Japanese activated carbon businesses are sourced from both the United States and China, which subjects these businesses to foreign exchange transaction risk.

Our only production facilities for virgin granular activated carbon are in the United States and China. Those production facilities are used in supplying our global demand for virgin granular activated carbon. All of our foreign operations purchase from the U.S. and China operations in U.S. dollars yet sell in local currency, resulting in foreign exchange transaction risk. We generally execute foreign currency derivative contracts of not more than eighteen months in duration to cover a portion of our known or projected foreign currency exposure. However, those contracts do not protect us from longer-term trends of a strengthening U.S. dollar, which could significantly increase our cost of activated carbon delivered to our European and Japanese markets, and we may not be able to offset these costs by increasing our prices.

Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.

Our Equipment segment represented approximately 12% of our 2008 net sales. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.

We could find it difficult to fund the capital needed to complete our growth strategy due to borrowing restrictions under our current credit facility.

Our current credit facility requires compliance with various affirmative and negative covenants, including limitations with respect to our ability to pay dividends, make loans, incur indebtedness, grant liens on our property, engage in certain mergers and acquisitions, dispose of assets and engage in certain transactions with our affiliates. Borrowing availability under our current credit facility is based on the value, from time to time, of certain of our accounts receivable, inventory, and equipment. As a result, these restrictions may prevent us from being able to borrow sufficient funds under our current credit facility to meet our future capital needs, and alternate financing on terms acceptable to us may not be available.

If our liquidity would remain constrained for more than a temporary period, we may need to either delay certain strategic growth projects or access higher cost capital markets in order to fund our projects, which may adversely affect our financial results.

Our required capital expenditures may exceed our estimates.

Our capital expenditures were $34.9 million in 2008, including approximately $13.0 million related to the planned re-start of a currently idled production line. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies.  We may not have the capital to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete.

Declines in the operating performance of one of our business segments could result in an impairment of the segment’s goodwill.

As of December 31, 2008, we had consolidated goodwill of approximately $26.3 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. For the year ended December 31, 2006, we recorded a $6.9 million impairment charge associated with our UV equipment reporting unit, principally as a result of the fourth quarter decision by the Federal Court of Canada, which found that our patent for the use of UV light to prevent infection from Cryptosporidium in drinking water is invalid.  As a result, our estimate of future royalty income used in determining the fair value of the reporting unit declined substantially from the prior year.  A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.

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

The Company had expected increased demand for powdered activated carbon products beginning in 2009 largely driven by the EPA's Clean Air Mercury Rule, which established an emissions trading system to reduce mercury emissions from coal-fired power plants by approximately 70% over a 10 year period. On February 8, 2008, the United States Circuit Court of Appeals for the District of Columbia vacated the Clean Air Mercury Rule.  Additional appeals, litigation, and regulatory proceedings could defer implementation of another EPA mercury reduction regulation for years or indefinitely. Even if adoption of a new Clean Air Mercury Rule is delayed indefinitely by the legal legislative and regulatory process, existing federal and state laws and regulations, as well as state or federal legislation introduced in response to the Court of Appeals decision and new litigation, could result in substantially more stringent regulation, resulting in higher-than expected demand for the Company's products.  The Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

Our industry is highly competitive. If we are unable to compete effectively with competitors having greater resources than we do, our financial results could be adversely affected.

Our activated carbon business faces significant competition principally from Norit N.V., Mead/Westvaco Corporation and Siemens Water Technologies, as well as European and Chinese activated carbon producers and East Asian producers of coconut-based activated carbon. Our UV technology products face significant competition from principally Trojan Technologies, Inc., which is owned by Danaher Corporation, and Wedeco Ideal Horizons, which is owned by ITT Industries. Our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks. We could  experience reduced net sales as a result of having fewer resources than these competitors.

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

We operate multiple facilities and source product from strategic partners who operate facilities which are close to water or in areas susceptible to hurricanes and earthquakes. An unplanned shutdown at any of our or our strategic partners’ facilities for more than a temporary period as a result of a hurricane, typhoon, earthquake or other natural disaster, or as a result of fire, explosions, war, terrorist activities, political conflict or other hostilities, could significantly affect our ability to meet our demand requirements, thereby resulting in lost sales and profitability in the short-term or eventual loss of customers in the long-term. In addition, a prolonged planned shutdown of any of our production facilities due to a change in business conditions could result in impairment charges that could have an adverse impact on our financial results.

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

With the exception of 2008 and 2007, we have incurred significant legal fees and expenses in recent years litigating these matters. For example, legal expenses related to these patent litigation matters totaled approximately $4.7 million in 2006. We may be required to incur additional significant legal expenses to defend our intellectual property in the future.

Furthermore, these legal disputes over our UV patents may adversely affect our business and growth prospects because they may suppress overall demand for UV equipment as municipalities may decide to wait for the completion of the litigation to resolve the resulting uncertainties before making investment decisions.

Our products could infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.

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

Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties.  Costs may be incurred in complying with such laws and regulations.  Each of our domestic production facilities require permits and licenses issued by local, state and federal regulators which regulate air emissions, water discharges, and solid waste handling.  These permits are subject to renewal and, in some circumstances, revocation.  International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage.  Additional costs may be incurred if environmental remediation measures are required.  In addition, the discovery of contamination at any of our current or former sites or at locations at which we dispose of waste may expose us to cleanup obligations and other damages.  For example, the Company received Notices of Violations (“NOVs”) from the U.S. EPA in January 2007, October 2007, and June 2008 and from the Kentucky Department of Environmental Protection in July 2007.  While the Company is attempting to resolve these matters, an unfavorable result could have a significant adverse impact on its results of operations and cash flows.  If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters. Refer to Regulatory Matters within Item 1, Business for a more detailed discussion.

Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.

We have manufacturing facilities and sales offices in Europe, China, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow.  Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures.  Approximately 88% of our sales in 2008 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

Our international operations are subject to political and economic risks for conducting business in corrupt environments.

Although a portion of our international business is currently in regions where the risk level and established legal systems in many cases are similar to that in the United States, we also conduct business in developing countries, and we are focusing on increasing our sales in regions such as South America, Southeast Asia, India and the Middle East, which are less developed, have less stability in legal systems and financial markets, and are generally recognized as potentially more corrupt business environments than the United States and therefore, present greater political, economic and operational risks.  We emphasize compliance with the law and have policies in place, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (“FCPA”); however, there can be no assurances that our employees will adhere to our code of business conduct, other Company policies or the FCPA.  If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions, we may be subject to regulatory sanctions.  We could incur significant costs for investigation, litigation, fees, settlements and judgments for potential violations of the FCPA or other laws or regulations which, in turn, could negatively affect our results of operations.

Our ability to utilize our foreign tax credits and net operating losses may be limited.

As of December 31, 2008, we had net operating loss carryforwards (“NOLs”) of approximately $52.5 million for state income tax purposes.  Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited.  An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period.  We could experience an ownership change in the future as a result of changes in our stock ownership.  If we were to trigger an ownership change in the future, our ability to use any NOLs existing at that time could be limited.

At December 31, 2008, we had $12.2 million of foreign tax credit carryforwards for which we have established a valuation reserve of $7.9 million.  If some or all of these tax credits expire, they will not be available to offset our tax liability.

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

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock, or could limit the ability of our stockholders to approve transactions that they may deem to be in their best interest.

Item 1b. Unresolved Staff Comments:

None.

Item 2.   Properties:

The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Feluy, Belgium; Grays, United Kingdom; and Datong, China.  The Company leases one production facility in each of the following locations:  Coraopolis, Pennsylvania; Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; and Tianjin, China.   The Company’s 49% owned joint venture, Calgon Mitsubishi Chemical Corporation, owns one facility in Fukui, Fukui Prefecture, Japan. The Company owns two warehouses, one of which is in Pittsburgh, Pennsylvania and the other is in La Louviere, Belgium.  The Company also leases thirty-two warehouses, service centers, and sales office facilities.  Of these, twenty-three are located in the United States, four in China, and one each in the United Kingdom, Germany, Canada, Singapore, and Taiwan.  Four of the United States facilities are located in Pittsburgh, Pennsylvania and one each in the following locations:  Downingtown, Pennsylvania; Johnston, Rhode Island; Rockdale, Illinois; Santa Fe Springs, California; Marlton, New Jersey; Stockton, California; Tempe, Arizona; Torrance, California; Ontario, California; Schenley, Pennsylvania; South Point, Ohio; Muncy, Pennsylvania; Steubenville, Ohio; Ironton, Ohio; and Sulphur, Louisiana as well as two each in Houston, Texas and Huntington, West Virginia.  The United Kingdom facility is located in Ashton-in-Makerfield.  The facility in Germany is located in Beverungen.  Two of the China facilities are located in Shanghai and one each in Beijing and Tianjin. The Taiwan facility is located in Taipei. The Canadian facility is located in Richmond Hill, Ontario.  The Company’s 49% owned joint venture, Calgon Mitsubishi Chemical Corporation, leases four offices, one in each Tokyo and Osaka, and two in Fukuoka Prefecture.  The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Company Ltd., leases one facility in Nakornrachasima, Thailand.

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

The Pearlington, Mississippi plant occupies a site of approximately 100 acres. The plant has one production line that produces granular and powdered activated carbons for the Activated Carbon and Service segment.
The Columbus plant occupies approximately 27 acres in Columbus, Ohio.  Operations at the plant include the reactivation of spent granular activated carbons, impregnation of activated carbon, crushing activated carbon to fine mesh, acid and water washing, filter-filling, and various other value added processes to granular activated carbon for the Activated Carbon and Service segment.

The Blue Lake plant, located near the city of Eureka, California, occupies approximately two acres. The plant was previously idled and start-up began in November 2008.  The primary operation at the plant includes the reactivation of spent granular activated carbons for the Activated Carbon and Service segment.

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

The Coraopolis, Pennsylvania Engineered Solutions plant is a 44,000 square foot production facility located near Pittsburgh, Pennsylvania.  The primary focus of this facility is the manufacture of UV and Ion Exchange (ISEP®) equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment.  This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV and ISEP® systems.

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

The Houghton le-Spring plant, located near the city of Newcastle, United Kingdom, occupies approximately two acres. Operations at the plant include the manufacture of woven and knitted activated carbon textiles and their impregnation and lamination for the Consumer segment.

The Fukui, Fukui Prefecture, Japan plant is 49% owned by Calgon Carbon as part of a joint venture with Mitsubishi Chemical Company.  The joint venture is Calgon Mitsubishi Chemical Corporation.  The plant, which serves the Activated Carbon and Service segment, occupies a site of approximately six acres and has one production line for carbon reactivation.

The Datong, China plant occupies 15,000 square meters.  This plant produces agglomerated activated carbon intermediate product for the Activated Carbon and Service segment for use in both the potable and industrial markets.

The Tianjin, China plant is licensed to export activated carbon products.  It occupies approximately 35,000 square meters.  This plant finishes, sizes, tests, and packages activated carbon products for the Activated Carbon and Service segment for distribution both inside China and for export.

The Company believes that the plants and leased facilities are adequate and suitable for its current operating needs.

Item 3.   Legal Proceedings:

On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas.  The MOU provided for commissions to be paid to ADA-ES in respect of product sales.  The Company terminated the MOU effective as of August 24, 2007 for convenience.  Neither party had entered into sales or supply agreements with prospective customers as of that date.  On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period.  ADA-ES claimed that it is entitled to commissions of an amount of at least $8.25 million over the course of the
5 year contract, which the Company denies.  On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007.

Following protracted litigation in multiple jurisdictions, the U.S. Court of Appeals for the Federal Circuit held that the Company’s process patents for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water (the “UV patents”) are invalid in the United States concluding the U.S. litigation relating to the UV patents.  On March 3, 2008, the Supreme Court of Canada held that the Company’s Canadian UV patents are invalid concluding the Canadian UV patent litigation.  In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan Technologies, Inc. worldwide immunity from all current and future legal action related to the Company’s UV patents.  In 2007, a German trial court found that a competitor infringed the Company’s UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light.  The Company appealed the decision relating to low pressure light.   The competitor did not appeal.  By order dated September 29, 2008, each party nominated an expert to provide opinions as to questions posed by the Court.  The Court will then choose one of the experts nominated or choose another expert.  The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of pending administrative proceedings in Germany.  The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.   Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

COMMON SHARES AND MARKET INFORMATION

Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,325 registered shareholders at December 31, 2008.

Quarterly Common Stock Price Ranges and Dividends

	2008			2007
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	18.92	13.19	-	9.52	5.43	-
Second	20.23	12.63	-	12.20	7.37	-
Third	23.03	14.04	-	14.74	10.30	-
Fourth	21.64	9.11	-	16.96	11.64	-

The Company did not declare or pay any dividends in 2008 and 2007.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.  The Company’s Credit Facility contains covenants which include limitation on the ability to declare or pay cash dividends or make other restricted payments, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed $6.0 million in the aggregate during any fiscal year if certain conditions are met.

The information appearing in Item 12 of Part III below regarding common stock issuable under the Company’s equity compensation plan is incorporated herein by reference.

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

The graph below compares the yearly change in cumulative total shareholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Composite Index and a Peer Group.   The Company believes that its core business consists of purifying air, water and other products.  As such, the Company uses a comparative peer group benchmark.  The companies included in the group are BHA Group Holdings Inc. (2004), Cuno, Inc.(2004-2005), Ionics, Inc. (2004-2005), Clarcor, Inc., Donaldson Co. Inc., Esco Technologies Inc., Flanders Corp., Lydall, Inc., Millipore Corp., and Pall Corp.  BHA Group Holdings Inc., Cuno, Inc., and Ionics, Inc. were acquired during the time period between 2004 and 2005.  The data for these companies is included from the year 2004 until the point at which they were acquired and their common stock ceased to be publicly traded.

*Assumes that the value of the investment in Calgon Carbon Common Stock and the index and Peer Group was $100 on December 31, 2003 and that all dividends are reinvested.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2008	—	—	—	—
November 1 – November 30, 2008	23,730	$15.11	—	—
December 1 – December 31, 2008	—	—	—	—

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued.  Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 6.   Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Calgon Carbon Corporation

(Dollars in thousands, except per share data)	2008(5)		2007		2006(4)	2005	2004(3)
Income Statement Data:
Net sales	$400,270		$351,124		$316,122	$290,835	$295,877
Income (loss) from continuing operations	$35,564		$15,453		$(9,012)	$(10,507)	$3,968

Income (loss) from continuing operations per common share, basic	$0.80		$0.39		$(0.23)	$(0.27)	$0.10

Income (loss) from continuing operations per common share, diluted	$0.67		$0.31		$(0.23)	$(0.27)	$0.10
Cash dividends declared per common share	$-		$-		$-	$0.09	$0.12

Balance Sheet Data (at year end):
Total assets	$387,596		$348,140		$322,364	$347,868	$363,898
Long-term debt	$-	(1)	$12,925	(2)	$74,836	$83,925	$84,600
(1)	Excludes $8.7 million of debt which is classified as current. See Note 8 to the Consolidated Financial Statements for further information.
(2)	Excludes $62.5 million of debt which is classified as current. See Note 8 to the Consolidated Financial Statements for further information.
(3)	Includes the February 2004 acquisition of Waterlink Specialty Products.
(4)
Includes the gain from insurance settlement and the goodwill impairment charge of $8.1 million and $6.9 million, respectively.  See Notes 2 and 6 to the Consolidated Financial Statements for further information.

(5)	Includes the gain on AST Settlement of $9.3 million. See Note 17 to the Consolidated Financial Statements for further information.

 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview
Although overall economic conditions declined throughout the world in 2008, demand for the Company’s activated carbon products and services continued to remain strong.  Going forward, this is an area of uncertainty for the Company.  The Company will continue to monitor the markets it serves and take appropriate actions in order to attempt to minimize the effect of any slowdown.

The Company reported net income of $38.4 million or $0.72 per diluted share, as compared to a net income of $15.3 million, or $0.31 per diluted share for 2007.  Net sales increased 14.0% to $400.3 million for 2008 from $351.1 million for 2007. Selling, general and administrative expenses increased 4.6% as compared to 2007, primarily due to higher legal expenses related to the administrative review of the Department of Commerce’s April 2007 anti-dumping order on certain activated carbon products from China. Also in 2008, the Company successfully concluded the AST litigation which began in 1998 and settled for the receipt of $9.3 million, pre-tax, which was recorded as a gain from operations in 2008.  The Company was also able to reduce debt by $66.6 million to its lowest level since 1995, primarily as a result of the conversion, into common stock, of a substantial portion of the Company’s Senior Convertible Notes (“Notes”).

The Company also recorded income of $2.8 million, net of tax, for the final adjustment related to the 2006 sale of its Charcoal/Liquid business and has presented it as income from discontinued operations within its financial statements for the year ended December 31, 2008.

Results of Operations

2008 Versus 2007

Continuing Operations:
Consolidated net sales increased in 2008 compared to 2007 by $49.1 million or 14.0%.  Sales increased in the Activated Carbon and Service segment by $46.7 million or 15.8%.  The increase was primarily due to higher pricing in all markets as well as increased demand in the food, environmental air treatment, and potable water markets.  Foreign currency translation had a positive impact of $2.2 million.  Sales in the Equipment segment increased approximately $6.0 million or 14.4%.  The increase was principally due to higher demand for ultraviolet light systems used for the disinfection of drinking water and carbon adsorption systems of approximately $6.3 million collectively.  Partially offsetting this increase was a decrease in demand for ISEP® systems of $0.7 million.  Foreign currency translation had a positive impact of $0.2 million.  Sales for the Consumer segment decreased by $3.5 million or 24.9% due to shipment delays related to performance issues with new production equipment that limited the output of activated carbon cloth, decreased demand for activated carbon cloth and PreZerve® products, and the negative impact of foreign currency translation of $0.5 million. The total sales increase for all segments attributable to the effect of foreign currency translation was $1.9 million.

Net sales less cost of products sold, as a percent of net sales, was 33.3% in 2008 compared to 31.0% in 2007, an increase of 2.3%.  The increase was primarily from the Activated Carbon and Service segment which was 33.8% in 2008 versus 31.0% in 2007, an increase of 2.8%.  The increase was principally due to higher selling prices of certain activated carbon products and service.  The Equipment segment was 30.6% in 2008 versus 27.7% in 2007, an increase of 2.9%.  The increase was primarily due to the Company’s movement to standardized product offerings and a more selective bid process.  The Consumer segment reported 30.1% in 2008 versus 39.8% in 2007, a decline of 9.7% primarily due to competitive pricing pressure and manufacturing inefficiencies at its activated carbon cloth facility. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization decreased by $0.5 million or 3.3% in 2008 as compared to 2007 primarily due to an increase in fully depreciated fixed assets.

Selling, general and administrative expenses increased by $2.8 million or 4.6% in 2008.  The increase was principally due to higher legal expenses which were primarily related to the administrative review of the Department of Commerce’s April 2007 anti-dumping order on certain activated carbon products from China as well as increased employee related expense.  On a segment basis, selling, general and administrative expenses increased in 2008 by approximately $3.8 million in the Activated Carbon and Service segment which was primarily related to the aforementioned legal expenses and employee related expenses.  Selling, general and administrative expenses for the Equipment segment decreased by approximately $0.9 million primarily due to decreased litigation expense related to the completion of the AST litigation and such expenses were comparable for the Consumer segment year over year.

Research and development expenses increased by $0.4 million or 11.6%.  The increase was primarily due to an increase in both employee related expenses and laboratory testing services related to mercury removal from flue gas.

The $9.3 million gain on AST settlement for 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of Advanced Separation Technologies Inc. (“AST”) in 1996 (See Note 17).

Other expense – net increased in 2008 versus 2007 by $1.3 million or 87.6% primarily due to  non-recurring costs associated with the conversion of a portion of the Notes as well as the negative impact of foreign exchange.

Interest income was comparable in 2008 versus 2007.

Interest expense decreased $1.8 million or 33.3% as a result of the conversion of a substantial portion of the aforementioned Notes and the effect of capitalized interest due to increased capital spending in 2008.

Income tax expense from continuing operations for 2008 was $18.1 million as compared to $7.8 million in 2007.  The effective tax rate for 2008 was 34.3% compared to 36.7% in 2007.  In 2008, the Company was able to use a portion of its 2008 foreign tax credits which eliminated the need for a corresponding valuation allowance; as compared to 2007, in which all foreign tax credits were subject to a valuation allowance of 65%.  This caused the Company’s effective tax rate to be 4.4% lower than the 2007 effective tax rate.  The 2008 effective tax rate also decreased 3.3% versus 2007 due to increased income in foreign jurisdictions where the tax rate was lower than the U.S. rate.  In 2007, the Company benefited from deferred tax related adjustments for changes in tax rates which lowered the 2007 effective tax rate 5.2%.  The 2008 effective tax rate also increased compared to 2007 by 0.4% due to a change in the mix of states in which the Company operated.

Equity in income of equity investments decreased in 2008 versus 2007 by $1.1 million.  The decrease was principally due to higher product costs realized in 2008 by the Company’s joint venture with Calgon Mitsubishi Chemical Corporation in Japan.

Discontinued Operations:
Income from discontinued operations was $2.8 million as compared to a loss from discontinued operations of $0.2 million in 2007.  The 2008 results include the final adjustment to the contingent consideration received from the sale of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006 (See Note 3).

2007 Versus 2006

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

Selling, general and administrative expenses decreased by $0.7 million or 1.1% in 2007.  The decline was primarily due to a decrease in litigation expense of $6.9 million which was principally related to the substantial completion of the Company’s UV patent cases and anti-dumping petition for steam activated carbon imports from China.  Partially offsetting this decrease was an increase in employee related expenses of $1.1 million, $0.6 million of bad debt expense, and $3.3 million of professional service fees principally related to accounting, tax, and Sarbanes-Oxley compliance and planning projects.  The 2006 period included a $1.3 million reduction related to the change in estimate of the Company’s environmental liabilities assumed in the 2004 Waterlink acquisition.  On a segment basis, selling, general and administrative expenses increased in 2007 by approximately $2.9 million in the Activated Carbon and Service segment which was primarily related to higher employee related expenses.  The 2006 period included the aforementioned $1.3 million reduction in the Company’s environmental liabilities. Selling, general and administrative expenses for the Equipment segment decreased by approximately $3.6 million primarily due to decreased litigation expense related to the substantial completion of the UV patent cases and were comparable for the Consumer segment year over year.

Research and development expenses decreased by $0.5 million or 12.9%.  The decrease was primarily due to a reduction in employee related expenses.

The gain from insurance settlement of $8.1 million in 2006 related to the claim for damage to the Company’s Pearlington, Mississippi plant which was caused by Hurricane Katrina in 2005.

The Company recorded a $6.9 million impairment charge in 2006 related to the goodwill associated with the Company’s UV reporting unit of its Equipment segment which is more fully described in Note 6 to the financial statements.

Interest income increased in 2007 versus 2006 by $0.9 million or 106.2% primarily as a result of the Company’s higher cash balance carried throughout 2007.

Interest expense decreased in 2007 versus 2006 by $0.5 million or 7.8% as a result of lower average borrowing levels and lower average interest rates paid on the Company’s borrowings in 2007 versus 2006.

Other expense – net decreased in 2007 versus 2006 by $0.8 million or 34.8% primarily due to the write-off of deferred financing fees associated with the Company’s former credit facility that occurred in 2006.

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

In part due to an overall foreign loss, the Company was unable to use its foreign tax credits and has recorded a valuation allowance related to them which, on a net basis, caused the overall tax rate to increase by 4.9% in 2007.   In addition, the Company received a dividend from its Japanese joint venture which increased the tax rate by 3.5%.  The Company’s 2007 rate was favorably impacted by lower statutory tax rates in its foreign jurisdictions as well as  other deferred tax rate adjustments.

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

Working Capital and Liquidity
Cash flows provided by operating activities were $25.6 million for the year ended December 31, 2008 as compared to $29.4 million for the year ended December 31, 2007.  The $3.8 million decrease was primarily due to unfavorable working capital changes of $24.4 million (exclusive of debt) partially offset by improved operating results of $23.1 million, including the net $5.7 million impact of the AST settlement (See Note 17).
Total debt at December 31, 2008 was $10.4 million, a decrease of $66.6 million from December 31, 2007.  The decrease was primarily the result of the conversion of a substantial portion of the Company’s Senior Convertible Notes as described below.

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

For all of the quarterly periods during the years ended December 31, 2008 and 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods.   As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock throughout 2008. During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.  Three million of the shares exchanged for principal amount of the Notes (in lieu of cash) were not previously included in the Company’s diluted shares.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability as of December 31, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through December 31, 2008, no contingent events occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years.  The Company incurred original issuance costs of $0.5 million which have been deferred and are being amortized over a five year period. The Company reclassified $1.9 million of the discount and $0.3 million of issuance costs to additional paid in capital as a result of the aforementioned conversions and exchanges of Notes that occurred during the year ended December 31, 2008.  The Company will continue to amortize the respective remaining balances over the remainder of the five year period or the date of conversion/exchange, if sooner.  For the year ended December 31, 2008, the Company recorded interest expense of $3.2 million related to the Notes, of which $0.5 million related to the amortization of the discount.

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

As of December 31, 2008, the collateral value of assets pledged was $57.2 million. The collateral value as of December 31, 2008 for domestic, U.K., and Belgian borrowers were $46.9 million, $4.8 million, and $5.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of December 31, 2008, total availability was $45.6 million. Availability as of December 31, 2008 for domestic, U.K., and Belgian borrowers was $38.3 million, $3.7 million, and $3.6 million, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at December 31, 2008 totaled $11.6 million.

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

The Credit Facility contains a number of affirmative and negative covenants. As of December 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended December 31, 2008.  As a result, as of December 31, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock.  Included in the Credit Facility is a provision which permits the conversion of the outstanding amount of the Company’s Notes. The Credit Facility also includes a provision for up to $3.0 million of letters of credit in aggregate under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of December 31, 2008.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  The Company is contractually obligated to make monthly, quarterly, and semi-annual interest payments on its outstanding debt agreements.  At December 31, 2008, the weighted average effective interest rate was 4.48% and current portion of long-term borrowings totaled $8.8 million.  The Company is also required to make minimum funding contributions to its pension plans which are estimated at $2.8 million for the year ended December 31, 2009.  The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2008.

	Due in
(Thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Short-term debt	$1,605	$-	$-	$-	$-	$-	$1,605
Current portion of long-term debt*	2,925	-	5,851	-	-	-	8,776
Interest on Notes	325	325	190	-	-	-	840
Operating leases	5,727	5,097	4,515	4,247	3,765	7,783	31,134
Unconditional purchase obligations**	26,175	25,600	23,318	1,575	1,575	263	78,506
Total contractual cash obligations	$36,757	$31,022	$33,874	$5,822	$5,340	$8,046	$120,861
*The 2011 maturity excludes debt discount of $149.  This amount is classified as currently payable at December 31, 2008.  See Note 8.
**Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $13.1 million, pertaining to the tax liability related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”), has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any special-purpose entities or off-balance sheet financing arrangements except for the operating leases disclosed above as well as the indemnities and guarantees disclosed in Note 17.

The Company maintains qualified defined benefit pension plans (the “Qualified Plans”), which cover substantially all non-union and certain union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $2.0 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively.  The Company expects its 2009 pension expense to be $5.4 million.  The increase from 2008 is primarily as a result of investment losses realized in 2008.

The fair value of the Company’s Qualified Plan assets has decreased from $88.9 million at December 31, 2007 to $64.5 million at December 31, 2008. The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to defined benefit pension plans in 2008. During the year ended December 31, 2008, the Company funded its Qualified Plans with $6.2 million in contributions of which $3.1 million was made voluntarily by the Company.  The Company expects that it will be required to fund the Qualified Plans with approximately $2.8 million in contributions for the year ending December 31, 2009. Due primarily as a result of negative investment returns in 2008, the Company may make additional contributions to its Qualified Plans in 2009 beyond the required funding.  Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.

The Company did not declare or pay any dividends in 2008.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flow and capital investment plans to pursue long-term growth opportunities.  The Company’s Credit Facility contains covenants which include limitations on its ability to declare or pay cash dividends or make other restricted payments, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed $6.0 million in the aggregate during any fiscal year if certain conditions are met.

Capital Expenditures and Investments
Capital expenditures were $34.9 million in 2008 (with $1.9 million of this amount reflected as a non-cash increase in accounts payable and accrued liabilities), $11.8 million in 2007, and $12.9 million in 2006.  Expenditures for 2008 primarily included $29.3 million for improvements to manufacturing facilities including approximately $13.0 million related to the planned 2009 re-start of a previously idled production line, $3.0 million for customer capital, and $1.8 million related to improvements to information systems.  Expenditures for 2007 primarily included $8.4 million for improvements to manufacturing facilities and $3.3 million for customer capital.  Expenditures for 2006 primarily included $9.3 million for improvements to manufacturing facilities, $2.2 million related to the repair of the Company’s Pearl River plant as a result of Hurricane Katrina, and $1.0 million for customer capital. Capital expenditures for 2009 are projected to be approximately $55.0 million to $60.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Other cash flows from investing activities include the receipt of $21.3 million in 2006 for the sale of the Charcoal/Liquid and Solvent Recovery businesses and the 2006 receipt of $4.6 million in connection with the insurance settlement for damage caused to the Company’s Pearlington, Mississippi plant by Hurricane Katrina.  Proceeds for sales of property, plant and equipment totaled $0.9 million in 2008 compared to $0.5 million in 2007, and $1.2 million in 2006.

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

Other
On March 8, 2006, the Company and another U.S. producer of activated carbon formally requested that the United States Department of Commerce investigate unfair pricing of certain activated carbon imported from the People’s Republic of China.  The Commerce Department investigated imports of activated carbon from China that is thermally activated using a combination of heat, steam and/or carbon dioxide.  Certain types of activated carbon from China, most notably chemically-activated carbon, were not investigated.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional duties should be imposed to offset the amount of the unfair pricing.  The final margins of dumping ranged from 61.95 percent ad valorem (i.e., of the entered value of the goods) to 228.11 percent ad valorem.  A formal order imposing final duties was published on April 27, 2007.  All imports from China remain subject to the order and antidumping duties.  Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping duties at the time the goods are entered into the United States customs territory.  Deposits of duties are subject to future revision based on retrospective reviews conducted by the Commerce Department.  With one limited exception, the amount of duties owed can decrease or increase based on the government’s subsequent review of the actual prices at which the entries were sold.

The Company is both a domestic producer and one of the largest U.S. importers (from our wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding.  As such, the Company is active both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”) before the Commerce Department.  The Company is represented by separate counsel in each of these roles and has actively participated throughout the proceeding.

As one of two U.S. producers involved in the case, the Company is actively involved in ensuring the Commerce Department obtains the most accurate information from the foreign producers and exporters involved in the review, in order to calculate the most accurate results and margins of dumping for the sales at issue.

As an importer of activated carbon from China and in light of the successful antidumping duty case, the Company was required to pay deposits of estimated antidumping duties in the amount of 84.45 percent ad valorem to the Bureau of Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 9, 2007.   Thereafter, deposits have been paid at 69.54 percent.  Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to duties.

The Company’s role as an importer that is required to pay duties results in a contingent liability related to the final amount of duties that will be paid.  The Company has made deposits of estimated duties in two ways.  First, estimated duties on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond.  The total amount of duties that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review.  The Company’s estimated liability for duties during this period of $0.8 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheets at December 31, 2008 and 2007.  Second, the Company has been required to post cash deposits of estimated duties owed on entries of subject merchandise since April 19, 2007.  The final amount of duties owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries.  This process is briefly described below.

As noted above, following the entry of merchandise, the amount of estimated antidumping duties paid is subject to later review and adjustment based on the actual amount of dumping that is found.  To do this, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period.  These reviews will be possible for at least five years, and can result in changes to the antidumping duty rate (either increasing or reducing the rate) applicable to any given foreign exporter.  Revision of the margin of dumping has two effects.  First, it will alter the actual amount of duties that Customs will seek to collect, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found.  Where the actual amount of duties owed increases, the government will require payment of the difference plus interest.  Conversely, when the duty rate decreases, any difference is refunded with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and as such can either increase or decrease the amount of deposits an importer will be required to pay.

The Company currently is in the midst of the first such review.  Because it is the first review conducted under the antidumping duty order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period.  The preliminary results of the review are due no later than March 31, 2009, and the review must be completed no later than November 3, 2009.   At this time, data submitted by the Company as well as others is continuing to be reviewed by Customs. Because there are multiple factors that will influence the final results, the Company is unable to estimate what, if any, adjustments to the current deposit rate will occur or the amount of additional deposits or refunds the Company may owe or receive, respectively.

Related to this, in early April 2009, the Commerce Department will publish a formal notice allowing parties to request the second annual administrative review of the antidumping duty order.  Requests for review will be due no later than April 30, 2009.  The Company currently anticipates participating in the second review.

The contingent liability resulting from duties paid on imports is somewhat mitigated by two factors.  First and foremost, the antidumping duty order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing, and thus tends to provide the Company the ability to obtain an improved return on its investment and operations.  Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain duties collected on entries of subject merchandise from China from April 27, 2007 to September 30, 2007.  In July 2008, the Company applied for such a distribution.  In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57 percent of the total amount available.  The Company anticipates receiving additional amounts in 2009 and future years, though the exact amount is impossible to determine.

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

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The amount of allowance recorded is primarily based upon a quarterly review of specific customer receivables that remain outstanding at least three months beyond their respective due dates.  The Company’s provision for doubtful accounts and loss experience have not varied materially from period to period.  However, if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Pensions
The Company maintains Qualified Plans which cover substantially all non-union and certain union employees in the United States and Europe.  Pension expense, which totaled $2.0 million in 2008 and $2.4 million in 2007, is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on our Qualified Plans’ assets, which range from 5.00% to 8.00%.  In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions.  The Company also considered historical returns on asset classes, investment mix, and investment manager performance.  The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of 68.0% with equity managers, 30.0% with fixed-income managers, and 2% with other investments.  The European Qualified Plans’ assets are based on an asset allocation assumption of 36.7% with equity managers, 48.3% with fixed-income managers, and 15.0% with other investments.  Because of market fluctuation, the Company’s actual U.S. asset allocation as of December 31, 2008 was 69.9% with equity managers and 30.1% with fixed-income managers.  The Company’s actual European asset allocation as of December 31, 2008 was 33.5% with equity managers, 50.7% with fixed-income managers, and 15.8% with other investments.  The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.  The Company continues to believe that the range of 6.25% to 8.00% is a reasonable long-term rate of return on its Qualified Plans assets.  The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis has increased from a range of 4.89% to 5.93% at December 31, 2007 to a range of 5.63% to 6.23% at December 31, 2008.  The Company estimates that its pension expense for the Qualified Plans will approximate $5.4 million in 2009.  Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

A sensitivity analysis of the projected incremental effect of a hypothetical 1 percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate
	Increase (Decrease)
	U.S. Plans		European Plans
(Thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities at December 31, 2008	$11,622	$(10,136)	$5,429	$(4,350)
Pension Costs for the year ended December 31, 2008	$401	$(788)	$370	$(289)
Indexation
Pension liabilities at December 31, 2008	$-	$-	$(690)	$759
Pension Costs for the year ended December 31, 2008	$-	$-	$(54)	$78
Expected return on plan assets
Pension costs for the year ended December 31, 2008	$674	$(674)	$246	$(246)
Compensation
Pension liabilities at December 31, 2008	$(847)	$866	$(1,524)	$1,718
Pension costs for the year ended December 31, 2008	$(188)	$196	$(256)	$320

Income Taxes
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating tax positions.  As described in Note 13, on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits.  As of December 31, 2008, the Company had recorded total deferred tax assets of $35.9 million, of which $15.0 million (before consideration of a $8.0 million valuation allowance) represents tax benefits resulting from unused foreign tax credits as well as state NOLs and state tax credits.  The foreign tax credits of $4.3 million, net, can be carried forward 10 years and expire from 2009 through 2018.  The Company recorded a valuation allowance of 65% against its foreign tax credits which represents the portion that does not meet the more likely than not threshold of being utilized.  State operating loss carryforwards of $2.4 million, net, expire from 2010 to 2027 of which over 90% will not expire before 2019.

The Company based its conclusions on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions.  Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods.  Such unusual and non-recurring items include the effects of discontinued operations, legal fees or settlements associated with specific litigation matters, pension curtailment costs, and restructuring costs.  For the three-year period ended December 31, 2008, the Company’s normalized historical performance on a cumulative basis, indicated a profit, which supports the likelihood of future federal taxable income.  The Company’s projections of future taxable income for state purposes consider known events, such as the passage of legislation or expected occurrences, and do not reflect a general growth assumption.  Certain major assumptions affecting the income projections relate to government standards, which impact the entire industry.  Government regulations are expected to expand market opportunities in both the UV market and the mercury removal market.  Also, effective in 2007, the Department of Commerce notified the Company that tariffs ranging from 62% to 228% were imposed on all steam activated carbon products imported from China.  The imposition of duties has favorably affected its markets.  Incorporation of these known or pending events into the projections of future taxable income results in potentially significant growth in the near term.  While management believes the risks associated with these events not occurring may be low, the ultimate impact of the events on the Company’s taxable income remains uncertain.  For example, if the Company is unable to achieve its projected share of the expanded markets resulting from government regulations or anti-dumping duties, the Company’s projected future taxable income may not be realized.  For the 15-year period beginning in 2012, which generally represents the period after the impact of the known or pending events has stabilized, the compound annual growth rate of projected taxable income is less than 5%.  The Company believes that its assumptions and the resulting projections are reasonable and fully support the recognized deferred tax assets associated with state net operating loss and credit carryforwards.

Approximately 80% of the Company’s deferred tax assets, or $28.8 million, represent temporary differences associated with pensions, accruals, goodwill, and other assets.  Over 85% of the Company’s deferred tax liabilities of $13.7 million at December 31, 2008 relate to property, plant and equipment.  These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting.  The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

Litigation
The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  The Company will continue to evaluate all legal matters as additional information becomes available.  Reference is made to Note 17 of the financial statements for a discussion of litigation and contingencies.

Long-Lived Assets
The Company evaluates long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment of long-lived assets, and for long-lived assets to be disposed of.  For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated.  The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort.  Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.  The future cash flow estimates used by the Company exclude interest charges.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The statement of operations will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the statement of operations should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company adopted SFAS No. 160 as required on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.

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

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP ABP 14-1”).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retroactive application to prior financial statements. The Company is still in the process of evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements.  The application of APB 14-1 is not expected to have a material prospective impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk
In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products.  Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly.  Based on the estimated 2009 usage of coal and natural gas, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in a pre-tax loss (or gain) of $1.9 million and $0.9 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices.  The future commitments under these long-term contracts, which provide economic hedges, are disclosed within Note 9 to the Financial Statements.  The value of the cash-flow hedges for natural gas is disclosed in Note 16 to the Financial Statements.

Interest Rate Risk
The Company’s short-term and current portion of long-term debt is based on fixed rates, rates that float with the Euro Dollar, or prime, and the carrying value approximates fair value.  The Company’s senior convertible notes, which represent the majority of the Company’s outstanding debt balance at December 31, 2008, are based on a fixed rate and therefore would not be subject to interest rate risk.  A hypothetical change of 10% in the Company’s effective interest rate from year-end 2008 would not result in a material change to interest expense.

Foreign Currency Exchange Risk
The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars.  The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures.  At December 31, 2008, seventy-four foreign currency forward exchange contracts were outstanding.  A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Chinese Yuan, Japanese Yen, and Euro at December 31, 2008 would result in a pre-tax loss (or gain) of approximately $3.9 million.  The foreign currency forward exchange contracts purchased during 2008 have been accounted for according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness. Based on this evaluation, management believes that, as of December 31, 2008, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears below.

Changes in Internal Control
There have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
March 13, 2009

FINANCIAL STATEMENTS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income (loss) and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 13, 2009

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2008	2007	2006
Net sales	$390,066	$341,508	$306,770
Net sales to related parties	10,204	9,616	9,352
Total	400,270	351,124	316,122
Cost of products sold (excluding depreciation)	266,885	242,273	236,673
Depreciation and amortization	16,674	17,248	18,933
Selling, general and administrative expenses	64,149	61,348	62,010
Research and development expenses	4,129	3,699	4,248
Gain on AST settlement (Note 17)	(9,250)	-	-
Gain from insurance settlement (Note 2)	-	-	(8,072)
Goodwill impairment charge (Note 6)	-	-	6,940
	342,587	324,568	320,732
Income (loss) from operations	57,683	26,556	(4,610)
Interest income	1,504	1,695	822
Interest expense	(3,673)	(5,508)	(5,977)
Other expense – net	(2,703)	(1,441)	(2,209)
Income (loss) from continuing operations before income taxes and equity in income of equity investments	52,811	21,302	(11,974)
Income tax provision (benefit) (Note 13)	18,101	7,826	(2,676)
Income (loss) from continuing operations before equity in income of equity investments	34,710	13,476	(9,298)
Equity in income of equity investments, net	854	1,977	286
Income (loss) from continuing operations	35,564	15,453	(9,012)
Income (loss) from discontinued operations, net (Note 3)	2,793	(166)	1,214
Net income (loss)	38,357	15,287	(7,798)
Other comprehensive (loss) income, net of tax (benefit)provision of $(9,507),$3,449, and $2,752, respectively	(23,458)	6,703	9,238
Comprehensive income	$14,899	$21,990	$1,440
Basic income (loss) from continuing operations per common share	$.80	$.39	$(.23)

Income from discontinued operations per common share	$.06	$-	$.03
Basic net income (loss) per common share	$.86	$.39	$(.20)
Diluted income (loss) from continuing operations per common share	$.67	$.31	$(.23)

Income from discontinued operations per common share	$.05	$-	$.03
Diluted net income (loss) per common share	$.72	$.31	$(.20)
Weighted average shares outstanding, in thousands
Basic	44,679	39,788	39,927
Diluted	53,385	50,557	39,927

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Calgon Carbon Corporation

	December 31
(Dollars in thousands)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,750	$30,304
Receivables, net of allowance for losses of $1,596 and $2,834	62,300	55,195
Receivables from related parties	2,215	2,353
Revenue recognized in excess of billings on uncompleted contracts	8,870	7,698
Inventories	93,725	81,280
Deferred income taxes – current	9,241	9,246
Other current assets	7,821	3,602
Total current assets	200,922	189,678
Property, plant and equipment, net	122,960	105,512
Equity investments	11,747	8,593
Intangibles, net	5,930	7,760
Goodwill	26,340	27,845
Deferred income taxes – long-term	13,129	6,419
Other assets	6,568	2,333
Total assets	$387,596	$348,140
Liabilities and Shareholders’ Equity
Current liabilities:

Accounts payable and accrued liabilities	$39,647	$39,436
Billings in excess of revenue recognized on uncompleted contracts	4,639	3,727
Accrued interest	140	1,461
Payroll and benefits payable	10,522	9,182
Accrued income taxes	1,088	1,944
Short-term debt	1,605	1,504
Current portion of long-term debt	8,776	62,507
Total current liabilities	66,417	119,761
Long-term debt	-	12,925
Deferred income taxes – long-term	242	1,361
Accrued pension and other liabilities	68,199	41,844
Total liabilities	134,858	175,891
Commitments and contingencies (Notes 9 and 17)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 56,961,297 and 43,044,318 shares issued	570	430
Additional paid-in capital	144,040	77,299
Retained earnings	143,193	104,936
Accumulated other comprehensive (loss) income	(6,450)	17,008
	281,353	199,673
Treasury stock, at cost, 2,902,264 and 2,827,301 shares	(28,615)	(27,424)
Total shareholders’ equity	252,738	172,249
Total liabilities and shareholders’ equity	$387,596	$348,140

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$38,357	$15,287	$(7,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on insurance settlement	-	-	(8,072)
Gain from divestiture	(4,353)	-	(6,719)
Depreciation and amortization	16,674	17,248	18,935
Non-cash impairment and restructuring charges	-	-	7,728
Equity in income from equity investments	(854)	(1,977)	(286)
Distributions received from equity investments	526	739	-
Employee benefit plan provisions	2,063	3,076	3,285
Stock-based compensation	2,884	2,887	1,309
Excess tax benefit from stock-based compensation	(2,578)	-	-
Deferred income tax expense (benefit)	3,347	3,196	(973)
Changes in assets and liabilities—net of effects from foreign exchange:
(Increase) decrease in receivables	(9,975)	(1,098)	3,232
Increase in inventories	(14,931)	(9,559)	(1,508)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(2,074)	287	2,800
Decrease in restructuring reserve	-	-	(293)
Increase (decrease) in accounts payable and accrued liabilities	2,610	5,390	(6,631)
Pension contributions	(6,215)	(7,787)	(11,395)
Other items—net	89	1,724	601
Net cash provided by (used in) operating activities	25,570	29,413	(5,785)
Cash flows from investing activities
Proceeds from divestitures	-	-	21,265
Property, plant and equipment expenditures	(33,006)	(11,789)	(12,855)
Proceeds from insurance settlement for property and equipment	-	-	4,595
Proceeds from disposals of property, plant and equipment	910	513	1,205
Net cash (used in) provided by investing activities	(32,096)	(11,276)	14,210
Cash flows from financing activities
Issuance of debt obligations	-	1,504	71,911
Reductions of debt obligations	(11,000)	-	-
Revolving credit facility borrowings (repayments),net	-	-	(81,000)
Treasury stock purchased	(1,191)	(187)	(108)
Common stock issued	5,120	3,090	464
Excess tax benefit from stock-based compensation	2,578	942	-
Other	(456)	-	-

Net cash (used in) provided by financing activities	(4,949)	5,349	(8,733)
Effect of exchange rate changes on cash	(2,079)	1,187	493
(Decrease) increase in cash and cash equivalents	(13,554)	24,673	185
Cash and cash equivalents, beginning of year	30,304	5,631	5,446
Cash and cash equivalents, end of year	$16,750	$30,304	$5,631

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive		Treasury Stock
(Dollars in thousands)	Issued	Shares	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2005	42,459,733	$425	$68,989	$101,833	$6,442	$177,689	2,787,258	$(27,129)	$150,560
2006
Net loss	-	-	-	(7,798)	-	(7,798)	-	-	(7,798)
Cumulative effect adjustment due to the adoption of SFAS No. 158, net of tax	-	-	-	-	(5,375)	(5,375)	-	-	(5,375)
Employee and director stock plans	90,557	-	1,356	-	-	1,356	-	-	1,356
Translation adjustments, net of tax	-	-	-	-	4,644	4,644	-	-	4,644
Additional minimum pension
liability, net of tax	-	-	-	-	4,790	4,790	-	-	4,790
Unrecognized loss on
derivatives, net of tax	-	-	-	-	(196)	(196)	-	-	(196)
Treasury stock purchased	-	-	-	-	-	-	15,190	(108)	(108)
Balance, December 31, 2006	42,550,290	$425	$70,345	$94,035	$10,305	$175,110	2,802,448	$(27,237)	$147,873
2007
Net income	-	-	-	15,287	-	15,287	-	-	15,287
Translation adjustments, net of tax	-	-	-	-	2,557	2,557	-	-	2,557
Unrecognized gain on derivatives, net of tax	-	-	-	-	498	498	-	-	498
Employee benefit plans, net of tax
(See Note 12)	-	-	-	-	3,648	3,648	-	-	3,648
Cumulative effect adjustment due to the adoption of FIN 48, (See Note 13)	-	-	-	(4,386)	-	(4,386)	-	-	(4,386)
Employee and director stock plans	494,028	5	6,954	-	-	6,959	-	-	6,959
Treasury stock purchased	-	-	-	-	-	-	24,853	(187)	(187)
Balance, December 31, 2007	43,044,318	$430	$77,299	$104,936	$17,008	$199,673	2,827,301	$(27,424)	$172,249

2008
Net income	-	-	-	38,357	-	38,357	-	-	38,357
Translation adjustments, net of tax	-	-	-	-	(4,744)	(4,744)	-	-	(4,744)
Unrecognized loss on derivatives, net of tax	-	-	-	-	(755)	(755)	-	-	(755)
Employee benefit plans, net of tax
(See Note 12)	-	-	-	-	(17,959)	(17,959)	-	-	(17,959)
Employee and director stock plans	950,689	10	10,794	-	-	10,804	-	-	10,804
Conversion of Notes (See Note 8)	12,966,290	130	55,947	-	-	56,077	-	-	56,077
Treasury stock purchased	-	-	-	-	-	-	74,963	(1,191)	(1,191)
Other	-	-	-	(100)	-	(100)	-	-	(100)
Balance, December 31, 2008	56,961,297	$570	$144,040	$143,193	$(6,450)	$281,353	2,902,264	$(28,615)	$252,738

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Accounting Policies

Operations
Calgon Carbon Corporation (the “Company”) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams.  The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer.  Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases.  The Activated Carbon and Service segment relies on activated carbon as a base material, while the Equipment segment relies on a variety of methods and materials which involve other products in addition to activated carbon.  The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services.  The Company’s largest markets are in the United States, Europe, and Japan.  The Company also markets in Africa, Canada, India, Latin America, and Asia.

Principles of Consolidation
The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada, Inc., Chemviron Carbon Ltd., Calgon Carbon Investments, Inc., Solarchem Environmental Systems, Inc., Charcoal Cloth (International) Ltd., Charcoal Cloth Ltd., Advanced Separation Technologies, Inc., Calgon Carbon (Tianjin) Co. Ltd., Datong Carbon Corporation, Calgon Carbon Asia PTE Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Croftshaw Ltd., Sutcliffe Speakman Ltd., Sutcliffe Speakman Carbons Ltd., Lakeland Processing Ltd., Sutcliffe Speakmanco 5 Ltd., BSC Columbus, LLC, CCC Columbus, LLC, and CCC Distribution, LLC.  The Company has a 49% ownership stake in a joint venture with Mitsubishi Chemical Corporation named Calgon Mitsubishi Chemical Corporation (CMCC).  CMCC is accounted for in the Company’s financial statements under the equity method.  The Company also has a 20% joint venture company with C. Gigantic Carbon Company named Calgon Carbon (Thailand) Company Ltd. which is accounted for in the Company’s financial statements under the equity method. Intercompany accounts and transactions have been eliminated. Certain of the Company’s international operations in Europe are owned directly by the Company and are operated as branches.

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

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The amount of allowance recorded is primarily based upon a quarterly review of specific customer transactions that remain outstanding at least three months beyond their respective due dates.

Inventories
Inventories are carried at the lower of cost or market. Inventory costs are primarily determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is computed on the straight-line method over the estimated service lives of the assets, which are from 15 to 30 years for land improvements and buildings, 5 to 15 years for furniture, and machinery and equipment, 5 to 10 years for customer capital, 5 years for transportation equipment, and 5 to 10 years for computer hardware and software.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.  Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition.  In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”), goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.  None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

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

Income Taxes
As described in Note 13, on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return.  The evaluation of a tax position in accordance with FIN 48 is a two step process.  The first step is the determination of whether a tax position should be recognized in the financial statements.  Under FIN 48, the benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position.  In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.3 million.  The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision (benefit).

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.  The Company assesses its ability to realize deferred tax assets based on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions.  Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods.  Such unusual and non-recurring items include the effects of discontinued operations, legal fees or settlements associated with specific litigation matters, pension curtailment costs, and restructuring costs.  The Company’s projections of future taxable income considers known events, such as the passage of legislation or expected occurrences, and do not reflect a general growth assumption.  The Company’s estimates of future taxable income are reviewed annually or whenever events or changes in circumstances indicate that such projections should be modified.

No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries because these earnings are deemed permanently invested or otherwise indefinitely retained for continuing international operations.  These earnings would become subject to income tax if they were remitted as dividends, were loaned to the Company or a U.S. affiliate, or if the Company were to sell its ownership interest in the subsidiaries.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

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

Derivative Instruments
The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates,  interest rates, or the price of natural gas. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and meets certain other criteria. The Company does not hold derivative financial instruments for trading purposes or any fair value hedges.

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

Labor Agreements
Collective bargaining agreements cover approximately 27% of the Company’s labor force at December 31, 2008 under agreements which expire in 2009, 2010, and 2011.  Approximately 160 hourly personnel are covered under the collective bargaining agreements that expire on
April 1, 2009 and July 31, 2009.

Stock-Based Compensation
The Company adopted SFAS No. 123(R), “Share-based Payments” (“SFAS No. 123(R)”), on January 1, 2006 using the modified prospective application method.  Under this transaction method, compensation cost recognized for the years ended December 31, 2008, 2007, and 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested, as of January 1, 2006 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with SFAS No. 123(R), compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model.  The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period.  The Company’s stock-based compensation plan is more fully described in Note 11.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables.  The Company places its cash with high credit quality financial institutions and invests in low-risk, highly liquid instruments.  With respect to customer receivables, the Company believes that it has no significant concentration of credit risk with its largest customer receivable comprising approximately 3% of total receivables as of December 31, 2008.

Fair Value of Financial Instruments Excluding Derivative Instruments
The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents and current portion of long-term debt as well as accounts receivable and accounts payable.  The fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value because of the short-term maturity of the instruments.  See Note 8 for a discussion of the fair value of the Company’s debt.

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 changes the classification of noncontrolling (minority) interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than outside of equity in the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense. The statement of operations will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Upon adoption, the balance sheet and the statement of operations should be recast retrospectively for the presentation of noncontrolling interests. The other accounting provisions of the statement are required to be adopted prospectively. The Company adopted SFAS No. 160 as required on January 1, 2009 and the adoption did not have a material impact on its financial position or results of operations.

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

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to prior year financial statements. The Company is still in the process of evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements.  The application of APB 14-1 is not expected to have a material prospective impact on our financial statements.

Reclassification
Certain prior year amounts have been reclassified to conform to the 2008 presentation.

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

3.  Discontinued Operations

On February 17, 2006, the Company, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”).  The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash, which included a final working capital adjustment of $1.3 million.  The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies.  Management believes the ultimate cost of such guarantees is not material.  An additional 4.25 million Euro could have been received dependent upon the business meeting certain earnings targets over the next three years.  In May 2008, the Company reached a final agreement with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) regarding the aforementioned additional 4.25 million Euro contingent consideration, fixing the amount to be paid to the Company at 2.8 million Euro.  The Company expects to receive this payment in December 2011.  The unpaid balance earns interest at 7% which is paid annually. The Company had presented the Charcoal/Liquid business as a discontinued operation for the periods that were impacted and has recorded a pre-tax gain of $4.8 million or $1.7 million, net of tax, on the sale during the year ended December 31, 2006.  The Company recorded the resolution of the additional contingent consideration as an additional pre-tax gain on sale of $4.4 million or $2.8 million, net of tax, within discontinued operations during the year ended December 31, 2008.

On April 24, 2006, the Company completed the sale of the assets of its Solvent Recovery business to MEGTEC Systems, Inc. ("MEGTEC”), a subsidiary of Sequa Corporation.  The Solvent Recovery unit provided turnkey on-site regenerable solvent recovery systems, distillation systems, on-site regenerable volatile organic compound concentrators, vapor-phase biological oxidation systems, and related services on a worldwide basis.  The sale price of $1.8 million included cash proceeds of approximately $0.8 million and $0.7 million of assumed liabilities, primarily accounts payable.  The transaction was also subject to a pre-tax working capital adjustment of $0.4 million, which management finalized and recorded in the fourth quarter of 2006.  For the year ended December 31, 2007, the Company recorded a loss of $0.2 million, net of tax, related to an indemnity claim.  During the year ended December 31, 2006, the Company recorded a pre-tax gain of $63 thousand or $41 thousand, net of tax, on the sale of the Solvent Recovery business.

The following table details selected financial information for the businesses included within the discontinued operations in the Consolidated Statements of Income (Loss) and Comprehensive Income:

	Charcoal/Liquid			Solvent Recovery
	Year Ended December 31			Year Ended December 31
(Dollars in thousands)	2008	2007	2006	2008	2007	2006
Net sales	$-	$-	$1,375	$-	$-	$2,775
Income (loss) from operations	-	-	(589)	-	-	(161)
Other income (expense)-net	4,353	-	4,715	-	(302)	63
Income (loss) before income taxes	4,353	-	4,126	-	(302)	(98)
Provision (benefit) for income
taxes	1,560	45	2,848	-	(91)	(34)
Income (loss) from discontinued operations	$2,793	$45	$1,278	$-	$(211)	$(64)

4. Inventories
	December 31
(Thousands)	2008	2007
Raw materials	$27,241	$22,321
Finished goods	66,484	58,959
Total	$93,725	$81,280

Inventories at December 31, 2008 and 2007 are recorded net of reserves of $1.5 million and $1.6 million, respectively, for obsolete and slow-moving items.

5. Property, Plant and Equipment
	December 31
(Thousands)	2008	2007
Land and improvements	$12,837	$13,381
Buildings	29,789	29,361
Machinery, equipment and customer capital	314,014	314,453
Computer hardware and software	17,057	18,897
Furniture and vehicles	7,737	8,274
Construction-in-progress	25,699	10,045
	407,133	394,411
Less accumulated depreciation	(284,173)	(288,899)
Net	$122,960	$105,512

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 totaled $15.1 million, $15.5 million, and $17.2 million, respectively.

Repair and maintenance expenses were $8.3 million, $7.9 million, and $7.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

6. Goodwill and Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required by SFAS No. 142, on December 31 of each year.  For purposes of the test, the Company has identified reporting units, as defined within SFAS No. 142, at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly.  The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.

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

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007 are as follows:

(Dollars in Thousands)	Activated Carbon and Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2007	$21,056	$6,381	$60	$27,497
Foreign currency translation	56	292	-	348
Balance as of December 31, 2007	21,112	6,673	60	27,845
Foreign currency translation	(1,149)	(356)	-	(1,505)
Balance as of December 31, 2008	$19,963	$6,317	$60	$26,340

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2008 and 2007, respectively:

	December 31, 2008
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(961)	$408
Customer Relationships	17.0 Years	9,323	(256)	(5,678)	3,389
License Agreement	5.0 Years	500	-	(500)	-
Product Certification	7.9 Years	1,682	-	(903)	779
Unpatented Technology	20.0 Years	2,875	-	(1,521)	1,354
Total	16.0 Years	$15,749	$(256)	$(9,563)	$5,930

	December 31, 2007
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(877)	$492
Customer Relationships	17.0 Years	9,323	30	(4,743)	4,610
License Agreement	5.0 Years	500	-	(416)	84
Product Certification	7.9 Years	1,682	-	(625)	1,057
Unpatented Technology	20.0 Years	2,875	-	(1,358)	1,517
Total	16.0 Years	$15,749	$30	$(8,019)	$7,760

For the years ended December 31, 2008, 2007, and 2006, the Company recognized $1.5 million, $1.8 million, and $1.7 million, respectively, of amortization expense related to intangible assets for continuing operations.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:

2009	$1,299
2010	$1,155
2011	$847
2012	$657
2013	$582

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date.   The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31,
	2008	2007	2006

Beginning Balance	$1,123	$1,133	$1,028
Payments and replacement product	(471)	(293)	(184)
Additions to warranty reserve for warranties issued during the period	524	366	476
Change in the warranty reserve for pre-existing warranties	(81)	(83)	(187)
Ending Balance	$1,095	$1,123	$1,133

8. Borrowing Arrangements

Long-Term Debt	December 31
(Thousands)	2008	2007
Convertible Senior Notes	$6,000	$75,000
Industrial revenue bonds	2,925	2,925
Total	8,925	77,925
Less current portion of long-term debt (net of debt discount)	(8,776)	(62,507)
Less debt discount	(149)	(2,493)
Net	$-	$12,925

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

For all of the quarterly periods during the years ended December 31, 2008 and 2007, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods.   As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock throughout 2008. During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.  Three million of the shares exchanged for principal amount of the Notes (in lieu of cash) were not previously included in the Company’s diluted shares.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability as of December 31, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through December 31, 2008, no contingent events occurred.

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

The Company sold the Notes to the original purchaser at a discount of $3.3 million that is being amortized over a period of five years.  The Company incurred original issuance costs of $0.5 million which have been deferred and are being amortized over a five year period. The Company reclassified $1.9 million of the discount and $0.3 million of issuance costs to additional paid in capital as a result of the aforementioned conversions and exchanges of Notes that occurred during the year ended December 31, 2008.  The Company will continue to amortize the respective remaining balances over the remainder of the five year period or the date of conversion/exchange, if sooner.  For the year ended December 31, 2008, the Company recorded interest expense of $3.2 million related to the Notes, of which $0.5 million related to the amortization of the discount.

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

As of December 31, 2008, the collateral value of assets pledged was $57.2 million. The collateral value as of December 31, 2008 for domestic, U.K., and Belgian borrowers were $46.9 million, $4.8 million, and $5.5 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of December 31, 2008, total availability was $45.6 million. Availability as of December 31, 2008 for domestic, U.K., and Belgian borrowers was $38.3 million, $3.7 million, and $3.6 million, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at December 31, 2008 totaled $11.6 million.

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

The Credit Facility contains a number of affirmative and negative covenants. As of December 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ended December 31, 2008.  As a result, as of December 31, 2008, the holders of the Notes have the right to convert the Notes into cash and shares of common stock.  Included in the Credit Facility is a provision which permits the conversion of the outstanding amount of the Company’s Notes. The Credit Facility also includes a provision for up to $3.0 million of letters of credit in aggregate under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of December 31, 2008.

Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2008 and 2007, respectively, bear interest at a variable rate and mature in April 2009.  The interest rate as of December 31, 2008 was 1.33%.  These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 1.5 million euros which is secured by a U.S. letter of credit.  There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2008 and 2007.  Bank guarantees of 0.8 million euros were issued as of December 31, 2008.  The maturity date of this facility is September 30, 2009. Availability under this facility was 0.7 million euros at December 31, 2008.

Chinese Credit Facility
The Company maintains a Chinese credit facility totaling 11.0 million RMB or $1.6 million which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants.   The maturity date of this facility is December 25, 2009.  The facility was fully utilized at December 31, 2008.

Fair Value of Debt
At December 31, 2008, the Company had $6.0 million of fixed rate Senior Convertible Notes outstanding.  The fair value of these Notes at December 31, 2008 was $18.0 million.  The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes.  The remaining $2.9 million of current portion of long-term debt is based on the prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at December 31, 2008 of $4.5 million in 2009 and $6.0 million in 2011. See also the section entitled 5.00% Convertible Senior Notes due in 2036 related to the holders’ optional conversion as of December 31, 2008 and 2007.

Interest Expense
The Company’s interest expense for the years ended December 31, 2008, 2007, and 2006 totaled $3.7 million, $5.5 million, and $6.0 million, respectively.  These amounts are net of interest costs capitalized of $0.4 million, $0.2 million, and zero for the years ended December 31, 2008, 2007, and 2006, respectively.

9. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles.  Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $5.7 million in 2009, $5.1 million in 2010, $4.5 million in 2011, $4.2 million in 2012, $3.8 million in 2013 and $7.8 million thereafter.  Total rental expense on all operating leases was $7.3 million, $5.7 million, and $6.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services.  The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Thousands)	2008	2007	2006
Raw and other materials	$31,837	$22,145	$28,519
Transportation	5,733	4,840	4,494
Information systems and services	2,663	2,386	2,503
Total payments	$40,233	$29,371	$35,516

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Thousands)	2009	2010	2011	2012	2013	Thereafter
Raw and other materials	$22,558	$21,983	$21,743	$-	$-	$-
Transportation	1,575	1,575	1,575	1,575	1,575	263
Information systems and services	2,042	2,042	-	-	-	-
Total contractual cash obligations	$26,175	$25,600	$23,318	$1,575	$1,575	$263

10. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock.  As of December 31, 2008, 11,300 shares have been purchased under this stock buy back program.

The Board of Directors adopted a new Stockholder Rights Plan in February 2005 designed to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their share or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders.  The Plan awards one right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (“Acquiring Person”).  If one of those events occurs, each holder of a right (with the exception of the acquiring person or group) will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other of the Company’s securities) having a value equal to two times the exercise price of the right.  The Rights can be redeemed by the Board of Directors under certain circumstances, in which case the Rights will not be exchangeable for shares.

11. Stock Compensation Plans

At December 31, 2008, the Company had one stock-based compensation plan that was adopted in 2008 and is described below.  The Employee and Non-Employee Directors’ Stock Option Plans were terminated and superceded by the 2008 Equity Incentive Plan.

2008 Equity Incentive Plan

In 2008, the Company adopted an equity incentive plan for eligible employees, service providers, and non-employee directors of the Company and its subsidiaries.  The maximum number of shares available for grants and awards is an aggregate of 2,000,000 shares and the plan also includes a fixed sub-limit for the granting of incentive stock options which is 1,500,000 shares.  The awards may be stock options, restricted stock units, performance units or other stock-based awards.  Stock options may be “nonstatutory” or “incentive.”  The exercise price for options and stock appreciation rights shall not be less than the fair market value on the date of grant, except if an incentive stock option is granted to a “10% employee,” as defined by the plan, then the option price may not be less than 110% of such fair market value.  Options and stock appreciation rights may be exercisable commencing with the grant date.

At December 31, 2007, the Company had two stock-based compensation plans of which both had stock-based awards outstanding as of December 31, 2008.  The plans are described below.

Employee Stock Option Plan

The Employee Stock Option Plan for officers and other key employees of the Company permitted grants of stock options, restricted shares or restricted performance shares for up to 8,238,640 shares of the Company’s common stock. Stock options may be “nonstatutory” or “incentive” with a purchase price of not less than 100% of the fair market value on the date of grant. Stock appreciation rights may be granted at date of option grant or at any later date during the term of the option.  “Incentive” stock options granted since 1986 become exercisable no less than six months after the date of grant and are no longer exercisable after the expiration of four to ten years from the date of grant.

Non-Employee Directors’ Stock Option Plan

The 1993 Non-Employee Directors’ Stock Option Plan, as last amended in 2005, provided for an annual grant on the day following the Annual Meeting of Stockholders of stock options equal to a Black-Scholes calculated value of $25,000 per Director on the date of grant. The options vest and become exercisable six months after the date of grant and, in general, expire ten years after the date of grant.

Stock-Based Compensation Expense

In accordance with SFAS No. 123(R), compensation expense for stock options and stock appreciation rights (“SARs”) is recorded over the vesting period based on the fair value on the date of grant, as calculated by the Company using the Black-Scholes model and the assumptions listed below:

	Years Ended December 31
	2008	2007	2006
Average grant date exercise price per share of stock appreciation rights	-	-	$6.19
Average grant date exercise price per share of unvested awards – options	$14.41	$7.89	$7.55
Dividend yield	.00%	.00%	.00%
Expected volatility	35%	33-34%	34-37%
Risk-free interest rates	2.76%	3.99-4.54%	3.62-5.20%
Expected lives of options	6 years	3-6 years	3-6 years
Average grant date fair value per share of stock appreciation rights	-	-	$1.85
Average grant date fair value per share of unvested option awards	$5.64	$3.25	$3.03

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

Stock Option Activity
The following tables show a summary of the status and activity of stock options for the year ended December 31, 2008:

Employee:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at beginning of year	1,574,525	$6.69
Granted	80,625	17.45
Exercised	(420,761)	6.71
Canceled	(900)	7.81
Outstanding at December 31, 2008	1,233,489	$7.38	4.91	$9,466
Exercisable at December 31, 2008	1,112,300	$6.62	4.48	$8,944

The weighted-average grant date fair value of employee stock options granted during the year ended December 31, 2008, 2007, and 2006 was $6.76 per share, $3.39 per share, and $2.99 per share or $0.5 million, $0.3 million, and $0.4 million, respectively.  The total fair value of options vested during the year ended December 31, 2008, 2007, and 2006 was $3.15 per share, $3.08 per share, and $2.70 per share, or $0.3 million, $0.3 million, and $0.7 million, respectively.

Non-Employee Directors:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at beginning of year	464,867	$7.35
Granted	-	-
Exercised	(331,175)	7.30
Canceled	(6,100)	15.50
Outstanding at December 31, 2008	127,592	$7.09	6.39	$965
Exercisable at December 31, 2008	127,592	$7.09	6.39	$965

The weighted-average grant date fair value of non-employee director stock options granted during the years ended December 31, 2007 and 2006 was $3.64 per share and $3.15 per share, or $0.2 million and $0.2 million, respectively. The total fair value of options vested during the year ended December 31, 2008, 2007, and 2006 was $5.31 per share, $3.42 per share, and $3.06 per share, or $11 thousand, $0.1 million and $0.2 million, respectively.
During the year ended December 31, 2008, 2007, and 2006 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $8.8 million, $3.0 million, and $11 thousand, respectively.  The total amount of cash received from the exercise of options was $5.1 million, $3.1 million, and $27 thousand, respectively.

Stock Awards
In accordance with SFAS No. 123(R), compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

Nonvested restricted and performance restricted stock granted under the Company’s Equity Incentive Plan is valued at the grant date fair value, which is the market price of the underlying common stock, and vest over service or performance periods that range from one to three years.  Outstanding performance restricted stock awards, a type of award granted in 2005, vest in three tranches, subject to the Company’s satisfaction of certain performance criteria during 2005, 2006, and 2007. All of the 64,400 shares vested in March 2008.

Additionally, performance stock awards, based on Total Shareholder Performance (“TSR”), vest subject to the satisfaction of performance goals, at the end of a three-year performance period.  The number of performance stock awards that are scheduled to vest is a function of TSR. Under the terms of the TSR performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank.  The actual award payout is determined by multiplying the target award by the performance factor percentage based upon the Company’s percentile ranking and can vest at between zero and 200 percent of the target award.  The initial grant date fair value of the TSR performance stock is determined using a Monte Carlo simulation model.  The grant date fair value is expensed on a straight-line basis over the three-year performance period.  The following significant assumptions were used:

	Years Ended December 31
	2008	2007	2006
Dividend yield	.00%	.00%	.00%
Expected volatility	35-37%	49-53%	45.6%
Risk-free interest rates	2.10-3.52%	4.54-5.13%	4.69%
Performance period	3 years	3 years	3 years

The following table shows a summary of the employee TSR performance stock awards outstanding as of December 31, 2008:

TSR
Performance	Fair Value	Minimum	Target	Maximum
Period	(in thousands)	Shares	Shares	Shares
2006-2008	$784	-	64,400	128,800
2007-2009	825	-	60,150	120,300
2008-2010	612	-	22,700	45,400

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2008:

Employee Non-vested Restricted Stock:

	Performance Restricted Stock Awards	Restricted Stock Awards	TSR Performance Stock Awards (a)	Total	Weighted- Average Grant Date Fair Value (per share)
Nonvested at January 1, 2008	69,600	435,766	124,550	629,916	$6.10
Granted	-	72,825	22,700	95,525	16.07
Vested	(69,600)	(204,116)	-	(273,716)	6.14
Forfeited or Expired	-	(19,424)	-	(19,424)	5.44
Nonvested at December 31, 2008	-	285,051	147,250	432,301	$8.31

(a) The number of shares shown for the performance stock awards is based on the target number of share awards.

The following table presents information on performance restricted stock awards, restricted stock awards, and performance stock awards granted:

	2008	2007	2006
Number of shares granted	95,525	412,180	257,200
Weighted-average grant date fair value per share	$16.07	$5.80	$5.91

Non-Employee Directors’ Non-vested Restricted Stock:

	Performance Restricted Stock Awards	Restricted Stock Awards	TSR Performance Stock Awards	Total	Weighted- Average Grant Date Fair Value (per share)
Nonvested at January 1, 2008	-	-	-	-	$-
Granted	-	21,143	-	21,143	14.87
Vested	-	-	-	-	-
Forfeited or Expired	-	-	-	-	-
Nonvested at December 31, 2008	-	21,143	-	21,143	$14.87

Compensation expense related to all stock-based compensation totaled $2.9 million, $2.9 million, and $1.3 million for the years ended December 31, 2008, 2007, and 2006.

As of December 31, 2008, there was $3.0 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately three years.

12. Pensions
The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all of its pension plans.

For all U.S. plans, at December 31, 2008 and 2007 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2008 and the funded status as of December 31 for both years:

(Thousands)	2008	2007
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$76,773	$79,888
Service cost	1,024	1,070
Interest cost	4,777	4,664
Actuarial loss (gain)	2,884	(4,623)
Benefits paid	(3,096)	(2,207)
Settlement	-	(1,754)
Curtailment	(1,039)	(265)
Projected benefit obligations at December 31	81,323	76,773
Change in Plan Assets
Fair value of plan assets at January 1	65,752	61,784
Actual return on plan assets	(19,522)	2,516
Employer contributions	4,085	5,413
Settlement	-	(1,754)
Benefits paid	(3,096)	(2,207)
Fair value of plan assets at December 31	47,219	65,752
Funded status at December 31	$(34,104)	$(11,021)
Amounts recognized in the Balance sheet
Current liability – Accrued benefit cost	$(82)	$(82)
Noncurrent liability – Accrued benefit cost	(34,022)	(10,939)
Net amount recognized	$(34,104)	$(11,021)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Thousands)	2008	2007
Accumulated prior service cost	$634	$1,142
Accumulated net actuarial loss	31,340	4,208
Net amount recognized, before tax effect	$31,974	$5,350

The 2007 settlement was the result of participants in the U.S. salaried plan receiving lump sums.  The 2008 and 2007 curtailments were a result of the Company freezing the benefits under two of its bargaining unit plans as of January 1, 2009 and April 30, 2007, respectively.

The accumulated benefit obligation at the end of 2008 and 2007 was $77.2 million and $72.0 million, respectively.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2008	2007
Weighted average actuarial assumptions at December 31:
Discount rate	6.06%	6.15%
Rate of increase in compensation levels	4.00%	4.00%

The asset allocation for the Company’s pension plans at the end of 2008 and 2007, and the target allocation for 2009, by asset category, is as follows:

	Target	Percentage of Plan Assets
	Allocation	at Year End
Asset Category	2009	2008	2007
Equity securities	68.0%	69.9%	74.3%
Debt securities	30.0	30.1	25.1
Other	2.0	-	0.6
Total	100.0%	100.0%	100.0%

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

Information about the expected cash flows for the U.S. pension plans follows:

Year	Pension Benefits (Thousand)
Employer contributions
2009	$1,070

Benefit Payments
2009	$4,297
2010	4,778
2011	4,898
2012	5,082
2013	4,961
2014 – 2018	30,728

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31
(Thousands)	2008	2007	2006
Service cost	$1,024	$1,070	$2,459
Interest cost	4,777	4,664	4,884
Expected return on assets	(5,388)	(4,994)	(4,375)
Prior service cost	227	248	303
Net amortization	384	351	842
Settlement	-	(122)	-
Curtailment	(480)	(265)	788
Net periodic pension cost	$544	$952	$4,901

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Year Ended December 31
(Thousands)	2008	2007
Curtailment effect	$(558)	$265
Settlements	-	122
Current year actuarial loss (gain)	27,793	(2,410)
Amortization of actuarial loss	(384)	(351)
Amortization of prior service cost	(227)	(248)
Total recognized in other comprehensive income	$26,624	$(2,622)
Total recognized in net periodic pension cost and other comprehensive income	$27,168	$(1,670)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 are as follows:

Prior service cost	$203
Net actuarial loss	2,048
Total at December 31	$2,251

For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2008	2007	2006
Weighted average actuarial assumptions at December 31:
Discount rate	6.23%	5.93%	5.60%
Expected annual return on plan assets	8.00%	8.00%	8.25%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 68% equity securities, 30% debt securities, and 2% with other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.  Including the 2008 return of (28.74)%, the Company’s 20-25 year return ranged from 7.45% to 9.41% on its benchmark portfolio.

For European plans, the following tables provide a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2008 and the funded status as of December 31 of both years:

(Thousands)	2008	2007
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$36,363	$36,822
Service cost	765	783
Interest cost	2,140	1,885
Employee contributions	188	192
Actuarial gain	(293)	(4,312)
Benefits paid	(1,311)	(1,519)
Foreign currency exchange rate changes	(6,920)	2,512
Projected benefit obligations at December 31	30,932	36,363
Change in Plan Assets
Fair value of plan assets at January 1	23,143	19,842
Actual return on plan assets	(2,198)	840
Employer contributions	2,130	2,374
Employee contributions	188	192
Benefits paid	(1,311)	(1,519)
Foreign currency exchange rate changes	(4,702)	1,414
Fair value of plan assets at December 31	17,250	23,143
Funded Status at December 31	$(13,682)	$(13,220)
Amounts recognized in the Balance sheet
Current liability – Accrued benefit cost	$(521)	$(541)
Noncurrent liability – Accrued benefit cost	(13,161)	(12,679)
Net amount recognized	$(13,682)	$(13,220)

Amounts recognized in Accumulated Other
Comprehensive Income as of December 31 consist of:

(Thousands)	2008	2007
Accumulated net actuarial loss	$3,584	$1,073
Accumulated transition obligation	74	139
Net amount recognized, before tax effect	$3,658	$1,212

The accumulated benefit obligation at the end of 2008 and 2007 was $28.3 million and $32.5 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2008	2007
Weighted average actuarial assumptions at December 31:
Discount rate	5.69%	5.68%
Rate of increase in compensation levels	4.03%	4.29%

The asset allocation for the Company’s European pension plans at the end of 2008 and 2007, and the target allocation for 2009, by asset category, follows:

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2009	2008	2007
Equity Securities	36.7%	33.5%	41.7%
Debt Securities	48.3	50.7	42.2
Other	15.0	15.8	16.1
Total	100.0%	100.0%	100.0%

At the end of 2008 and 2007, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Projected Benefit Obligation		Accumulated Benefit
	Exceeds the Fair Value of		Obligation Exceeds the Fair
	Plan’s Assets		Value of Plan’s Assets
(Thousands)	2008	2007	2008	2007
Projected benefit obligation	$30,932	$36,363	$24,169	$30,393
Accumulated benefit obligation	$28,272	$32,524	$22,706	$27,611
Fair value of plan assets	$17,250	$23,143	$11,658	$17,562

Information about the expected cash flows for the European pension plans follows:

Year	Pension Benefits (Thousands)
Employer contributions
2009	$1,690

Benefit Payments
2009	$1,381
2010	1,355
2011	1,658
2012	1,744
2013	1,387
2014 – 2018	7,354

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31
(Thousands)	2008	2007	2006
Service cost	$765	$783	$871
Interest cost	2,140	1,885	1,560
Expected return on assets	(1,529)	(1,405)	(1,128)
Net amortization	83	157	226
Net periodic pension cost	$1,459	$1,420	$1,529

Other Changes in Plan Assets and Benefit Obligations
    Recognized in Other Comprehensive Income

	Year Ended December 31
(Thousands)	2008	2007
Current year actuarial loss (gain)	$3,435	$(3,746)
Amortization of actuarial loss	(29)	(109)
Amortization of transition obligation	(54)	(48)
Foreign currency exchange	(906)	196
Total recognized in other comprehensive income	$2,446	$(3,707)
Total recognized in net periodic pension cost and other comprehensive income	$3,905	$(2,287)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 are as follows:

Net transition obligation	$45
Net actuarial loss	108
Total at December 31	$153

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:
	2008	2007	2006
Weighted average actuarial assumptions at December 31:
Discount rate	5.63%	4.89%	4.45%
Expected annual return on plan assets	6.25%	6.45%	6.71%
Rate of increase in compensation levels	4.08%	3.90%	3.80%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.  At December 31, 2008, the Company’s European portfolio contained approximately 8.2% less in equity securities compared to December 31, 2007 due primarily to a decline in the value of the equity securities. The portfolio’s historical 10-year compounded rate of return is 5.04%.

The non-current portion of $47.2 million and $23.6 million at December 31, 2008 and 2007, respectively, for the U.S. and European pension liabilities is included in accrued pension and other liabilities.

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation.  In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors.  Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan.  For bargaining unit employees at the Columbus, Ohio facility, the Company began making contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees when their former Barnebey Sutcliffe Employee USWA Local 23.08 401(k) Plan was discontinued and their defined benefit pension plan was frozen effective April 30, 2007.  The Company realized a $0.3 million curtailment gain as a result of freezing the aforementioned plan.  For bargaining unit employees at the Neville Island facility, the Company, effective January 1, 2009, will begin making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan is frozen.  Employer matching contributions for bargaining unit employees vest immediately. The Company realized a $0.5 million curtailment gain in 2008 as a result of freezing the aforementioned plan.  Total expenses related to the defined contribution plans for years ended December 31, 2008, 2007, and 2006 were $2.0 million, $1.9 million, and $0.4 million, respectively.

13. Provision (Benefit) for Income Taxes

The components of the provision (benefit) for income taxes for continuing operations were as follows:

	Year Ended December 31
(Thousands)	2008	2007	2006
Current
Federal	$11,765	$1,138	$(1,090)
State and local	829	(17)	19
Foreign	3,720	3,418	801
	16,314	4,539	(270)
Deferred
Federal	1,740	706	(1,762)
State and local	398	292	(978)
Foreign	(351)	2,289	334
	1,787	3,287	(2,406)
Provision (benefit) for income taxes for continuing operations	$18,101	$7,826	$(2,676)

Income from continuing operations before income taxes and equity in income of equity investments includes income of $16.9 million for 2008, income of $12.1 million for 2007, and a loss of $1.1 million for 2006 generated by operations outside the United States.

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31
	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.6	1.2	5.2
Non-deductible goodwill impairment	-	-	(17.1)
Tax rate differential on foreign income	(3.2)	0.1	(5.9)
Extraterritorial income exclusion	-	-	4.8
Net foreign tax credits	0.5	4.9	(1.0)
Tax statute expiration	(0.4)	(6.7)	3.8
Change in uncertain tax positions	1.6	7.6	-
Change in tax rates	-	(5.2)	-
Other – net	(0.8)	(0.2)	(2.4)
Effective income tax rate for continuing operations	34.3%	36.7%	22.4%

The Company’s total provision for income taxes is shown below:

	Year Ended December 31
(Thousands)	2008	2007	2006
Continuing operations	$18,101	$7,826	$(2,676)
Discontinued operations	1,560	(91)	2,814
Other comprehensive income	(9,507)	3,449	2,752
Cumulative effect of change in accounting principle	-	-	(2,739)
Total provision for income taxes	$10,154	$11,184	$151

The Company has the following gross operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2008:

Type (Thousands)	Amount	Expiration Date
Foreign tax credits	$12,177	2009-2018
State tax credits	766	2027
Operating loss carryforwards – state*	52,492	2010-2027
Operating loss carryforwards - foreign	213	None
*Of the total state operating loss carryforwards, approximately 90% expire in 2019 or later.

The components of deferred taxes consist of the following:

	December 31
(Thousands)	2008	2007
Deferred tax assets**
State net operating loss and credit carryforwards***	$15,037	$13,090
Accruals	6,932	9,340
Inventories	5,764	4,119
Pensions	15,849	6,888
Goodwill and other intangible assets	268	2,770
Valuation allowance	(7,977)	(6,218)
Total deferred tax assets	35,873	29,989
Deferred tax liabilities
Property, plant and equipment	$11,797	$10,136
U.S. liability on Belgian net deferred tax assets	42	1,224
U.S. liability on German net deferred tax assets	-	2,575
U.S. liability on deferred foreign income	733	1,572
Cumulative translation adjustment on undistributed earnings	1,174	178
Total deferred tax liabilities	13,746	15,685
Net deferred tax asset	$22,127	$14,304
**FIN 48 liabilities of approximately $60 thousand and $2.3 million fully offset the foreign net operating losses and credit carryforwards in 2008 and 2007, respectively.
*** FIN 48 net indirect benefits of approximately $2.4 million are included in the U.S. net operating loss and credit carryforwards in 2008.  FIN 48 liabilities of approximately $1.1 million offset the U.S. net operating loss and credit carryforwards in 2007.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized.  The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.
The Company’s valuation allowance consists of the following:

Thousands	U.S. Foreign Tax Credits	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards	Total Valuation Allowance
Balance as of January 1, 2007	$3,477	$608	$1,657	$5,742
Increase due to uncertainty in realization of tax benefits	2,441	-	-	2,441
Decrease due to expired net operating loss carryforwards	-	(37)	(1,657)	(1,694)
Decrease due to utilization of state net operating loss carryforwards	-	(271)	-	(271)
Balance as of December 31, 2007	5,918	300	-	6,218
Increase due to uncertainty of realization of tax benefit	3,943	-	-	3,943
Decrease due to a reduction of tax benefits in current year	(1,946)	-	-	(1,946)
Decrease due to utilization of state net operating loss carryforwards	-	(238)	-	(238)
Balance as of December 31, 2008	$7,915	$62	$-	$7,977

The Company adopted FIN 48, effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax returns.  Upon adoption, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.3 million.  In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year.  The following is a reconciliation of the unrecognized income tax benefits:

Thousands	2008	2007
Balance at January 1	$11,953	$9,477
Gross increases for tax positions of prior years	1,919	124
Gross decreases for tax positions of prior years	(2,100)	(1,187)
Gross increases for tax positions of current year	809	4,476
Lapse of statute of limitations	(332)	(937)
Balance at December 31	$12,249	$11,953

As of December 31, 2008 and 2007, approximately $10.0 million of the $12.2 million and $12.0 million, respectively, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized.  Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $12.4 million and $9.2 million for the year ended December 31, 2008 and 2007, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  In its initial adoption of FIN 48, the Company recognized approximately $0.5 million of interest and penalties.  During 2008 and 2007, the Company recognized approximately $0.2 million and $0.1 million, respectively, of interest and penalties.  As of December 31, 2008 and 2007, the amount accrued for the payment of interest and penalties is approximately $0.8 million and $0.6 million, respectively.

At this time, the Company believes that it is reasonably possible that approximately $5.2 million of the estimated unrecognized tax benefits as of December 31, 2008 will be recognized within the next twelve months based on the expiration of statutory review periods and the settlement of tax audits.

As of December 31, 2008, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2000, 2003, 2005 – 2008
Kentucky	2004 – 2008
Canada	2004 – 2008
Pennsylvania	2003 – 2008
Germany	2003 – 2008
UK	2002 – 2008
Belgium	1999 – 2008

14. Accumulated Other Comprehensive Income (Loss)

				Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustment	Adjustments	Other	Income (Loss)
Balance, January 1, 2006	$14,635	$(7,821)	$(372)	$6,442
Net Change	4,644	(585)	(196)	3,863
Balance, December 31, 2006	19,279	(8,406)	(568)	10,305
Net Change	2,557	3,648	498	6,703
Balance, December 31, 2007	21,836	(4,758)	(70)	17,008
Net Change	(4,744)	(17,959)	(755)	(23,458)
Balance, December 31, 2008	$17,092	$(22,717)	$(825)	$(6,450)

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax effect included in accumulated other comprehensive income (loss) for other non-U.S. subsidiaries was $1.2 million at December 31, 2008 and $0.2 million at December 2007 and 2006, respectively.  The income tax benefit associated with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” included in accumulated other comprehensive income was $ 13.6 million, $2.7 million, and $4.5 million at December 31, 2008, 2007, and 2006, respectively.

15. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2008, 2007, and 2006 was $4.8 million, $5.3 million, and $4.6 million, respectively.  Income taxes paid, net of refunds, for the years ended December 31, 2008, 2007, and 2006 was $15.3 million, $1.8 million, and $0.7 million, respectively.

During the year ended December 31, 2008, the Company exchanged shares of its common stock for approximately $58.0 million of its 5.00% Convertible Senior Notes.  Refer to Note 8.

The Company has reflected $1.9 million of its capital expenditures as a non-cash increase in accounts payable and accrued liabilities for the year ended December 31, 2008.

16. Derivative Instruments

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

The Company’s corporate and foreign subsidiaries use forward exchange contracts and foreign currency option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  The contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations. The Company also uses cash flow hedges to limit the exposure to changes in natural gas prices.  The contracts generally mature within one to thirty-six months.

At December 31, 2008, the Company had eighty-six derivative instruments outstanding of which one was a foreign currency swap, seventy-four were hedges utilizing foreign currency forward exchange contracts, and eleven were cash flow hedges utilizing forward contracts for the forecasted purchases of natural gas.  The Company applied hedge accounting treatment for the foreign currency swap, sixty-six of the foreign currency forward exchange contracts, and the eleven cash flow hedges for forecasted purchases of natural gas.  The aforementioned sixty-six foreign currency forward exchange contracts were treated as foreign cash flow hedges regarding payment for inventory purchases and will be released into operations based on the timing of the sales of the underlying inventory.  Accordingly, the change in the fair value of these contracts of $0.8 million, net of tax, as of December 31, 2008, was recorded in other comprehensive income (loss).  The Company did not apply hedge accounting treatment for the remaining eight foreign currency forward exchange contracts and recorded an immaterial loss in other income.  The change in fair value of the cash flow hedges for forecasted purchases of natural gas recorded in other comprehensive income (loss) was $(1.2) million, net of tax, at December 31, 2008.  The balance of the cash flow hedges for forecasted natural gas purchases recorded in accounts payable and accrued liabilities and accrued pension and other liabilities was $1.2 million and $1.0 million, respectively, as of December 31, 2008.

At December 31, 2007, the Company had sixteen derivative instruments outstanding of which one was a foreign currency swap, nine were foreign currency forward exchange contracts, and six were cash flow hedges for forecasted purchases of natural gas.  The Company applied hedge accounting treatment for the foreign currency swap and the six cash flow hedges for forecasted natural gas purchases.  The change in fair value of the cash flow hedges for the forecasted natural gas purchases recorded in other comprehensive income (loss) was $(0.4) million, net of tax, as of December 31, 2007.  The balance of the cash flow hedges for forecasted natural gas purchases recorded in accrued pension and other liabilities was $0.3 million as of December 31, 2007.

On April 26, 2004, the Company entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd.  Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge.  Accordingly, the change in the fair value of the foreign currency swap of $(0.4) million and $(0.1) million, respectively, for the years ended December 31, 2008 and 2007, was recorded in other comprehensive income (loss).  The balance of the foreign currency swap recorded in other assets as of December 31, 2008 was $0.7 million and $0.8 million in accrued pension and other liabilities as of December 31, 2007.

No component of the derivative gains or losses has been excluded from the assessment of hedge effectiveness.  For the years ended December 31, 2008 and 2007, the net gain or loss recognized due to the amount of hedge ineffectiveness was not material.

Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European subsidiaries.  The hedges involving foreign currency derivative instruments do not span a period greater than eighteen months from the contract inception date.  Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts, and foreign currency swaps.  Management’s policy for managing natural gas exposure is to use derivatives to hedge from 25% to 100% of the forecasted natural gas requirements.  These cash flow hedges span up to thirty-six months from the contract inception date. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.

17.  Contingencies

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At December 31, 2008 and 2007, the balance recorded was $4.0 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  The Company has not incurred any environmental remediation expense for the years ended December 31, 2008 and 2007, but incurred $0.1 million of expense in 2006.  It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination as to when it will proceed with remediation efforts.

On March 8, 2006, the Company and another U.S. producer of activated carbon formally requested that the United States Department of Commerce investigate unfair pricing of certain activated carbon imported from the People’s Republic of China.  The Commerce Department investigated imports of activated carbon from China that is thermally activated using a combination of heat, steam and/or carbon dioxide.  Certain types of activated carbon from China, most notably chemically-activated carbon, were not investigated.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional duties should be imposed to offset the amount of the unfair pricing.  The final margins of dumping ranged from 61.95 percent ad valorem (i.e., of the entered value of the goods) to 228.11 percent ad valorem.  A formal order imposing final duties was published on April 27, 2007.  All imports from China remain subject to the order and antidumping duties.  Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping duties at the time the goods are entered into the United States customs territory.  Deposits of duties are subject to future revision based on retrospective reviews conducted by the Commerce Department.  With one limited exception, the amount of duties owed can decrease or increase based on the government’s subsequent review of the actual prices at which the entries were sold.

The Company is both a domestic producer and one of the largest U.S. importers (from our wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding.  As such, the Company is involved in the Commerce Department’s proceedings both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

As one of two U.S. producers involved as petitioners in the case, the Company is actively involved in ensuring the Commerce Department obtains the most accurate information from the foreign producers and exporters involved in the review, in order to calculate the most accurate results and margins of dumping for the sales at issue.

As an importer of activated carbon from China and in light of the successful antidumping duty case, the Company was required to pay deposits of estimated antidumping duties in the amount of 84.45 percent ad valorem to the Bureau of Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 9, 2007.   Thereafter, deposits have been paid at 69.54 percent.  Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to duties.

The Company’s role as an importer that is required to pay duties results in a contingent liability related to the final amount of duties that will be paid.  The Company has made deposits of estimated duties in two ways.  First, estimated duties on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond.  The total amount of duties that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review.  The Company’s estimated liability for duties during this period of $0.8 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheets at December 31, 2008 and 2007.  Second, the Company has been required to post cash deposits of estimated duties owed on entries of subject merchandise since April 19, 2007.  The final amount of duties owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries.  This process is briefly described below.

As noted above, following the entry of merchandise, the amount of estimated antidumping duties paid is subject to later review and adjustment based on the actual amount of dumping that is found.  To do this, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period.  These reviews will be possible for at least five years, and can result in changes to the antidumping duty rate (either increasing or reducing the rate) applicable to any given foreign exporter.  Revision of the margin of dumping has two effects.  First, it will alter the actual amount of duties that Customs will seek to collect, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found.  Where the actual amount of duties owed increases, the government will require payment of the difference plus interest.  Conversely, when the duty rate decreases, any difference is refunded with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and as such can either increase or decrease the amount of deposits an importer will be required to pay.

The Company currently is in the midst of the first such review.  Because it is the first review conducted under the antidumping duty order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period.  The preliminary results of the review are due no later than March 31, 2009, and the review must be completed no later than November 3, 2009.   At this time, data submitted by the Company as well as others is continuing to be reviewed by Customs. Because there are multiple factors that will influence the final results, the Company is unable to estimate what, if any, adjustments to the current deposit rate will occur or the amount of additional deposits or refunds the Company may owe or receive, respectively.

Related to this, in early April 2009, the Commerce Department will publish a formal notice allowing parties to request the second annual administrative review of the antidumping duty order.  Requests for review will be due no later than April 30, 2009.

The contingent liability resulting from duties paid on imports is somewhat mitigated by two factors.  First and foremost, the antidumping duty order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing, and thus tends to provide the Company the ability to obtain an improved return on its investment and operations.  Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain duties collected on entries of subject merchandise from China from April 27, 2007 to September 30, 2007.  In July 2008, the Company applied for such a distribution.  In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57 percent of the total amount available.  The Company anticipates receiving additional amounts in 2009 and future years, though the exact amount is impossible to determine.

Following protracted litigation in multiple jurisdictions, the U.S. Court of Appeals for the Federal Circuit held that the Company’s process patents for the use of ultraviolet light to prevent infection from Cryptosporidium and Giardia in drinking water (the “UV patents”) are invalid in the United States concluding the U.S. litigation relating to the UV patents.  On March 3, 2008, the Supreme Court of Canada held that the Company’s Canadian UV patents are invalid concluding the Canadian UV patent litigation.  In March 2007, the Company and Trojan entered into a settlement whereby in exchange for a nominal cash payment and relief from legal fees, the Company granted Trojan Technologies, Inc. worldwide immunity from all current and future legal action related to the Company’s UV patents.  In 2007, a German trial court found that a competitor infringed the Company’s UV patents with respect to medium pressure ultraviolet light, but did not infringe with respect to low pressure ultraviolet light.  The Company appealed the decision relating to low pressure light.   The competitor did not appeal.  By order dated September 29, 2008, each party nominated an expert to provide opinions as to questions posed by the Court.  The Court will then choose one of the experts nominated or choose another expert.  The validity of the German UV patents, as distinguished from issues of infringement which were decided in the trial court, is the subject of pending administrative proceedings in Germany.  The outcome of these cases has impaired the Company’s ability to capitalize on substantial future revenues from the licensing of its UV patents.

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency, Region 4 (“EPA”) a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (“KYDEP”) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005.  Accompanying the report was a Notice of Violation (“NOV”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding EPA and KYDEP hazardous waste regulations.  The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility.  The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007.  In August 2007, the EPA notified the Company that it believes there were still significant violations of RCRA that are unresolved by the information in the Company’s responses, without specifying the particular violations.  During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken actions to address and remediate a number of the unresolved alleged violations.  The Company believes that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially.  The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule.  The Company received written notice of the unacceptability determination on July 14, 2008 (the “Notice”).  The Notice alleges multiple violations of RCRA and four releases of hazardous waste.  The alleged violations and releases stem from the September 2005 multi-media compliance inspections, and are among those alleged in the January 2007 NOV described in the preceding paragraph.  The Company originally had until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant will not be able to receive spent carbon from CERCLA sites until the EPA determines that the facility is again acceptable to receive such CERCLA wastes.  The Company met with the EPA on August 25, 2008 and the Company submitted a written response to the Notice prior to the meeting.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies.  Representatives of the SDD attended the August 25, 2008 EPA meeting.  On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government.  The Company provided the SDD with all information requested by the letter in September 2008.  The SDD can suspend or debar a Company from sales to the federal government directly or indirectly through government contractors or with respect to projects funded by the federal government.  In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at the time.  The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the Notice or otherwise.

By letter dated February 13, 2009, the EPA informed the Company that, based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA has made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant.  The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility.  The Company has requested clarification from the EPA regarding the conditions.  The Company is also in discussions with the EPA and KYDEP regarding the classification of these materials.  If the Company is required to treat and/or dispose of the material dredged from the lagoon as hazardous waste, the costs for doing so could be substantial.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requests that the Company and other PRPs develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRPs.  The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP group to help fund the work required under the Consent Order.  The field work was initiated in 2008 but suspended due the onset of winter.  The group plans to complete the work in the spring of 2009.

By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky.  The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV.  The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application.  The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any.  KYDEP can also deny the Part B operating permit.  On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action.  EPA can also deny the Part B operating permit.  At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas.  The MOU provided for commissions to be paid to ADA-ES in respect of product sales.  The Company terminated the MOU effective as of August 24, 2007 for convenience.  Neither party had entered into sales or supply agreements with prospective customers as of that date.  On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period.  ADA-ES claimed that it is entitled to commissions of an amount of at least $8.25 million over the course of the 5 year contract, which the Company denies.  On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002.  At December 31, 2008, Calgon Mitsubishi Chemical Corporation had $25.1 million in borrowings from an affiliate of the majority owner of the joint venture.   The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings.  At December 31, 2008, the lender had not requested, and the Company has not provided, such guarantee.

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

18. Basic and Diluted Net Income (Loss) from Continuing Operations Per Common Share

Computation of basic and diluted net income (loss) per common share from continuing operations is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2008	2007	2006
Income (loss) from continuing operations available to common shareholders	$35,564	$15,453	$(9,012)
Weighted Average Shares Outstanding
Basic	44,679,169	39,788,063	39,926,572
Effect of Dilutive Securities	8,706,256	10,769,218	-
Diluted	53,385,425	50,557,281	39,926,572

Basic net income (loss) from continuing operations per common share	$.80	$.39	$(.23)

Diluted net income (loss) from continuing operations per common share	$.67	$.31	$(.23)

For the years ended December 31, 2008, 2007 and 2006, there were 80,625, 8,100, and 1,832,513 options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

The Company’s obligation under its Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value with its common shares.  Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price.  The dilutive effect of the Notes was calculated based on the weighted average number of incremental shares included in each quarterly diluted earnings per share computation.  During the last half of 2008, all but $6.0 million of the Notes was either exchanged or converted (See Note 8).  The potential dilution at various stock prices for the remaining $6.0 million of principal Notes outstanding is not material.

19. SEGMENT INFORMATION

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

	Year Ended December 31
(Thousands)	2008	2007	2006
Net sales
Activated Carbon and Service	$342,326	$295,608	$265,279
Equipment	47,288	41,328	37,884
Consumer	10,656	14,188	12,959
Consolidated net sales	$400,270	$351,124	$316,122

	Year Ended December 31
(Thousands)	2008	2007	2006
Income (loss) from continuing operations before amortization and goodwill impairment charge

Activated Carbon and Service	$53,368	$28,038	$8,475
Equipment	6,018	(1,715)	(5,748)
Consumer	(159)	2,029	1,347
	$59,227	$28,352	$4,074

Reconciling items:

Goodwill impairment charge	-	-	(6,940)
Amortization	(1,544)	(1,796)	(1,744)
Interest income	1,504	1,695	822
Interest expense	(3,673)	(5,508)	(5,977)
Other expense—net	(2,703)	(1,441)	(2,209)
Consolidated income (loss) from continuing operations before income taxes and equity in income of equity investments	$52,811	$21,302	$(11,974)

	Year Ended December 31
(Thousands)	2008	2007	2006
Depreciation
Activated Carbon and Service	$13,854	$14,542	$16,220
Equipment	997	628	687
Consumer	279	282	282
	$15,130	$15,452	$17,189
Amortization	1,544	1,796	1,744
Consolidated depreciation and amortization	$16,674	$17,248	$18,933

	December 31
(Thousands)	2008	2007	2006
Total assets
Activated Carbon and Service	$334,952	$302,432	$277,134
Equipment	38,914	32,046	34,031
Consumer	13,730	13,662	11,199
Consolidated total assets	$387,596	$348,140	$322,364

	Year Ended December 31
(Thousands)	2008	2007	2006
Property, plant and equipment expenditures
Activated Carbon and Service	$33,033	$10,947	$11,728
Equipment	1,294	684	1,127
Consumer	615	158	-
Consolidated property, plant and equipment expenditures (¹)	$34,942	$11,789	$12,855
(1) Includes $1.9 million which is included in accounts payable and accrued liabilities at December 31, 2008.

Net Sales by Product:

	Year Ended December 31
(Thousands)	2008	2007	2006
Carbon products	$317,940	$267,934	$241,974
Capital equipment	35,155	31,601	28,119
Equipment leasing	16,020	13,943	14,789
Carbon cloth products	12,133	11,262	8,639
Spare parts	8,581	9,727	9,765
Home consumer products	2,074	2,926	4,320
Other services	8,367	13,731	8,516
Total sales	$400,270	$351,124	$316,122

GEOGRAPHIC INFORMATION

	Year Ended December 31
(Thousands)	2008	2007	2006
Net sales
United States	$218,864	$192,843	$175,649
United Kingdom	25,913	28,569	26,121
Canada	17,721	13,312	10,439
Germany	17,111	17,056	16,039
France	16,562	13,953	11,249
Belgium	10,888	8,738	7,860
Japan	10,656	10,304	9,689
China	9,127	3,954	2,179
Netherlands	7,336	5,192	3,813
Spain	6,702	5,565	5,600
Mexico	5,317	4,285	5,047
Switzerland	5,286	4,492	3,985
Finland	3,427	2,534	2,184
Italy	3,272	2,807	3,184
Other	42,088	37,520	33,084
Consolidated net sales	$400,270	$351,124	$316,122

Net sales are attributable to countries based on location of customer.

	December 31
(Thousands)	2008	2007	2006
Long-lived assets
United States	$113,528	$95,142	$103,256
Belgium	25,455	25,343	21,216
Japan	11,566	9,148	6,783
United Kingdom	8,620	11,684	12,096
China	7,382	7,209	7,129
Germany	3,963	61	59
Canada	3,029	3,454	2,873
France	2	2	15
	173,545	152,043	153,427
Deferred taxes	13,129	6,419	20,225
Consolidated long-lived assets	$186,674	$158,462	$173,652

20.  Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees.  Generally, transactions are conducted under long-term contractual arrangements.  Related party sales transactions were $10.2 million, $9.6 million, and $9.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.  Receivables from equity investees amounted to $2.2 million and $2.4 million at December 31, 2008 and 2007, respectively.  The Company’s equity investees are included in the Activated Carbon and Service segment.

21. Other Financial Information

As described in Note 8, the Company has issued $75.0 million in aggregate principal amount of 5.00% Convertible Senior Notes due in 2036.  The Notes are fully and unconditionally guaranteed by certain of our domestic subsidiaries on a senior unsecured basis.   All of the subsidiary guarantors are 100% owned by the Company and the guarantees are joint and several.  The subsidiary guarantees are general unsecured senior obligations of the subsidiary guarantors and rank equally in right of payment with all of the existing and future senior indebtedness of the subsidiary guarantors.  If the Company fails to make payment on the Notes, the subsidiary guarantors must make them instead.  The Notes are effectively subordinated to any indebtedness of the Company’s non-guarantor subsidiaries.  The Notes are effectively junior to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments, Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus, LLC, and CCC Columbus, LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Income (Loss)
	Year ended December 31, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$379,369	$46,414	$57,096	$(82,609)	$400,270
Cost of products sold	266,970	36,553	45,971	(82,609)	266,885
Depreciation and amortization	14,347	1,577	750	-	16,674
Selling, general and administrative expenses	55,249	4,701	4,199	-	64,149
Research and development expense	3,747	382	-	-	4,129
Gain on AST Settlement	(9,250)	-	-	-	(9,250)
Interest (income) expense - net	16,138	(13,139)	(830)	-	2,169
Other expense – net	2,172	374	157	-	2,703
Provision for income taxes	17,114	285	702	-	18,101
Results of affiliates’ operations	25,475	876	-	(26,351)	-
Equity in income of equity investments	-	-	854	-	854

Income from continuing operations	38,357	16,557	7,001	(26,351)	35,564
Income from discontinued operations	-	-	2,793	-	2,793

Net income	$38,357	$16,557	$9,794	$(26,351)	$38,357

	Condensed Consolidating Statements of Income (Loss)
	Year ended December 31, 2007
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$306,866	$46,782	$49,069	$(51,593)	$351,124
Cost of products sold	219,088	35,439	39,339	(51,593)	242,273
Depreciation and amortization	13,885	1,098	2,265	-	17,248
Selling, general and administrative expenses	52,792	4,925	3,631	-	61,348
Research and development expense	3,317	382	-	-	3,699
Interest (income) expense - net	20,723	(15,985)	(925)	-	3,813
Other (income) expense – net	1,298	1,351	(1,208)	-	1,441
Provision for income taxes	4,216	1,184	2,426	-	7,826
Results of affiliates’ operations	23,695	41	-	(23,736)	-
Equity in income (loss) of equity investments	-	-	1,980	(3)	1,977
Income (loss) from continuing operations	15,242	18,429	5,521	(23,739)	15,453
Income (loss) from discontinued operations	45	(211)	-	-	(166)
Net income (loss)	$15,287	$18,218	$5,521	$(23,739)	$15,287

	Condensed Consolidating Statements of Income (Loss)
	Year ended December 31, 2006
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$278,914	$43,106	$41,986	$(47,884)	$316,122
Cost of products sold	214,570	35,711	34,276	(47,884)	236,673
Depreciation and amortization	15,708	1,123	2,102	-	18,933
Selling, general and administrative expenses	46,754	3,558	3,619	-	53,931
Research and development expense	3,890	358	-	-	4,248
Restructuring/impairment charges	1,097	-	5,850	-	6,947
Interest (income) expense - net	20,579	(14,684)	(740)	-	5,155
Other (income) expense – net	1,707	1,254	(752)	-	2,209
Benefit for income taxes	(2,271)	(191)	(214)	-	(2,676)
Results of affiliates’ operations	15,306	(635)	-	(14,671)	-
Equity in income of equity investments	-	-	283	3	286
Income (loss) from continuing operations	(7,814)	15,342	(1,872)	(14,668)	(9,012)
Income (loss) from discontinued operations	16	(79)	2,265	(988)	1,214
Net income (loss)	$(7,798)	$15,263	$393	$(15,656)	$(7,798)

	Condensed Consolidating Balance Sheets
	December 31, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$1,598	$3,067	$23,351	$(11,266)	$16,750
Receivables	53,709	13,443	5,547	(8,184)	64,515
Inventories	78,517	6,509	8,638	61	93,725
Other current assets	22,282	921	2,729	-	25,932
Total current assets	156,106	23,940	40,265	(19,389)	200,922

Intercompany accounts receivable	53,704	185,535	4,526	(243,765)	-
Property, plant, and equipment, net	109,348	5,872	7,740	-	122,960
Intangibles	3,506	2,424	-	-	5,930
Goodwill	16,674	7,189	2,477	-	26,340
Equity investments	267,730	100,202	11,566	(367,751)	11,747
Other assets	13,081	1,928	4,688	-	19,697
Total assets	$620,149	$327,090	$71,262	$(630,905)	$387,596

Short-term debt	$-	$-	$1,605	$-	$1,605
Current portion of long-term debt	8,776	-	-	-	8,776
Accounts payable	36,081	15,317	2,887	(9,999)	44,286
Other current liabilities	24,529	278	1,621	(14,678)	11,750
Total current liabilities	69,386	15,595	6,113	(24,677)	66,417

Intercompany accounts payable	180,197	44,717	13,623	(238,537)	-
Long-term debt	-	-	-	-	-
Other non-current liabilities	117,828	9,559	9,274	(68,220)	68,441
Shareholders' equity	252,738	257,219	42,252	(299,471)	252,738
Total liabilities and shareholders' equity	$620,149	$327,090	$71,262	$(630,905)	$387,596

	Condensed Consolidating Balance Sheets
	December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$20,802	$3,683	$25,930	$(20,111)	$30,304
Receivables	47,184	15,259	5,004	(9,899)	57,548
Inventories	67,501	8,221	5,525	33	81,280
Other current assets	18,015	1,334	1,197	-	20,546
Total current assets	153,502	28,497	37,656	(29,977)	189,678

Intercompany accounts receivable	57,071	175,462	2,138	(234,671)	-
Property, plant, and equipment, net	90,435	7,263	7,814	-	105,512
Intangibles	4,586	3,174	-	-	7,760
Goodwill	16,674	8,337	2,834	-	27,845
Equity investments	246,633	102,187	9,151	(349,378)	8,593
Other assets	4,908	1,313	2,531	-	8,752
Total assets	$573,809	$326,233	$62,124	$(614,026)	$348,140

Short-term debt	$-	$-	$1,504	$-	$1,504
Current portion of long-term debt	62,507	-	-	-	62,507
Accounts payable	33,424	19,914	3,417	(13,592)	43,163
Other current liabilities	33,219	299	2,592	(23,523)	12,587
Total current liabilities	129,150	20,213	7,513	(37,115)	119,761

Intercompany accounts payable	168,342	48,144	11,079	(227,565)	-
Long-term debt	12,925	-	-	-	12,925
Other non-current liabilities	91,143	8,782	11,350	(68,070)	43,205
Shareholders' equity	172,249	249,094	32,182	(281,276)	172,249
Total liabilities and shareholders' equity	$573,809	$326,233	$62,124	$(614,026)	$348,140

	Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by operating activities	$12,729	$12,988	$31	$(178)	$25,570
Investing activities:

Property, plant and equipment expenditures	(31,577)	(1,045)	(384)	-	(33,006)
Investment from (in) affiliates	-	1,092	(1,092)	-	-
Other	547	363	-	-	910
Net cash (used in) provided by investing activities	(31,030)	410	(1,476)	-	(32,096)
Financing activities:
Reductions of debt obligations	(19,845)	-	-	8,845	(11,000)
Intercompany and equity transactions	15,201	(11,770)	(3,431)	-	-
Excess Tax benefit for stock-based compensation	2,578	-	-	-	2,578
Other	3,473	-	-	-	3,473
Net cash provided by (used in) financing activities	1,407	(11,770)	(3,431)	8,845	(4,949)
Effect of exchange rate changes on cash and cash equivalents	(2,311)	(2,243)	2,297	178	(2,079)
(Decrease) increase in cash and cash equivalents	(19,205)	(615)	(2,579)	8,845	(13,554)
Cash and cash equivalents, beginning of year	20,802	3,683	25,930	(20,111)	30,304
Cash and cash equivalents, end of year	$1,597	$3,068	$23,351	$(11,266)	$16,750

	Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2007

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by operating activities	$7,511	$18,090	$4,116	$(304)	$29,413
Investing activities:

Property, plant and equipment expenditures	(10,408)	(1,045)	(336)	-	(11,789)
Investment from (in) affiliates	-	(136)	136	-	-
Other	318	-	195	-	513
Net cash used in investing activities	(10,090)	(1,181)	(5)	-	(11,276)
Financing activities:
Net borrowings (repayments)	4,579	-	1,498	(4,573)	1,504
Intercompany and equity transactions	19,135	(18,493)	(1,536)	894	-
Other	3,845	-	-	-	3,845
Net cash provided by (used in) financing activities	27,559	(18,493)	(38)	(3,679)	5,349
Effect of exchange rate changes on cash and cash equivalents	(4,178)	2,760	2,301	304	1,187
Increase (decrease) in cash and cash equivalents	20,802	1,176	6,374	(3,679)	24,673
Cash and cash equivalents, beginning of year	-	2,507	19,556	(16,432)	5,631
Cash and cash equivalents, end of year	$20,802	$3,683	$25,930	$(20,111)	$30,304

	Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2006

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash (used in) provided by operating activities	$(19,366)	$16,235	$(1,865)	$(789)	$(5,785)
Investing activities:
Proceeds from insurance settlement for property and equipment	4,595	-	-	-	4,595
Proceeds from divestitures	830	-	20,435	-	21,265
Property, plant and equipment expenditures	(12,005)	(223)	(627)	-	(12,855)
Investment from (in) affiliates	11,217	(1,284)	(9,933)	-	-
Other	1,203	-	2	-	1,205
Net cash provided by (used in) investing activities	5,840	(1,507)	9,877	-	14,210
Financing activities:
Net borrowings (repayments)	(4,069)	(607)	5	(4,418)	(9,089)
Intercompany and equity transactions	13,588	(16,719)	4,025	(894)	-
Other	356	30	-	(30)	356
Net cash provided by (used in) financing activities	9,875	(17,296)	4,030	(5,342)	(8,733)
Effect of exchange rate changes on cash and cash equivalents	602	1,394	(2,322)	819	493
(Decrease) increase in cash and cash equivalents	(3,049)	(1,174)	9,720	(5,312)	185
Cash and cash equivalents, beginning of year	3,049	3,681	9,836	(11,120)	5,446
Cash and cash equivalents, end of year	$-	$2,507	$19,556	$(16,432)	$5,631

22. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments accounted for at fair value on a recurring and non-recurring basis.  In February 2008, the FASB issued FASB Staff Position No. 157-2 providing for a one year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.  The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its non-financial assets and liabilities.  SFAS No.157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS No. 157 is as follows:

•	Level 1 -	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 -	Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008, as required by SFAS No. 157:

(Thousands)	Level 1	Level 2	Level 3
Assets
Natural gas derivatives	$-	$-	$-
Financial derivatives	-	1,617	-
Liabilities
Natural gas derivatives	$-	$2,234	$-
Financial derivatives	-	73	-

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

QUARTERLY FINANCIAL DATA—UNAUDITED

	2008				2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
(Thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$90,331	$108,476	$99,069	$102,394	$83,030	$88,428	$84,861	$94,805
Gross profit from continuing operations	$28,566	$37,455	$33,608	$33,756	$24,606	$28,872	$27,219	$28,154
Net income from continuing
operations	$10,874	$9,817	$6,536	$8,337	$2,034	$4,462	$5,044	$3,913
Income (loss) from discontinued operations	$-	$3,447	$(211)	$(443)	$-	$-	$(96)	$(70)
Net income	$10,874	$13,264	$6,325	$7,894	$2,034	$4,462	$4,948	$3,843
Common Stock Data:
Basic:
Income from continuing
operations per common share	$0.27	$0.24	$0.15	$0.16	$0.05	$0.11	$0.12	$0.10
Income (loss) from discontinued
operations per common share	$-	$0.09	$-	$(0.01)	$-	$-	$-	$-
Net income per common share	$0.27	$0.33	$0.15	$0.15	$0.05	$0.11	$0.12	$0.10
Diluted:
Income from continuing
operations per common share	$0.21	$0.19	$0.12	$0.15	$0.05	$0.09	$0.10	$0.08
Income (loss) from discontinued
operations per common share	$-	$0.06	$-	$(0.01)	$-	$-	$-	$-
Net income per common share	$0.21	$0.25	$0.12	$0.14	$0.05	$0.09	$0.10	$0.08

Average common shares outstanding
Basic	40,240	40,558	44,625	53,247	40,225	40,291	40,357	39,959
Diluted	51,756	52,025	53,798	55,662	42,661	47,745	50,358	51,102

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

Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of the Independent Registered Public Accounting Firm is contained in “Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control
There have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information:

None.

 PART III

Item 10.   Directors,  Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the 2009 Annual Meeting of its Shareholders.

The Company adopted Amended and Restated By-laws through January 7, 2008 which are set forth in Exhibit 3.2 hereto.  The Company’s Code of Business Conduct and Ethics was revised in the last quarter of 2008 and is set forth in Exhibit 14.1 hereto.

Item 11.   Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” in the Company's Proxy Statement for the 2009 Annual Meeting of its Shareholders.  The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table sets forth information as of December 31, 2008 concerning common stock issuable under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,361,081	$7.35	1,978,857
Equity compensation plans not approved by security holders	-	-	49,490	(1)
Total	1,361,081	$7.35	2,028,347

(1)  On December 31, 2008 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005.  The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees.  Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account.  Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company.  On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable.  Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable.  The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company's Proxy Statement for the 2009 Annual Meeting of its Shareholders.

Item 13.   Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Corporate Governance” in the Company's Proxy Statement for the 2009 Annual Meeting of its Shareholders.

Item 14.   Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Independent Auditors – Certain Fees” in the Company’s Proxy Statement for the 2009 Annual Meeting of its Shareholders.

PART IV
Item 15.   Exhibits and Financial Statement Schedules:

A.  Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

Page
Report of Management	60

Internal Controls– Report of Independent Registered Public Accounting Firm	62
Financial Statements – Report of Independent Registered Public Accounting Firms	63
Consolidated Statements of Income (Loss) and Comprehensive Income for the Years
Ended December 31, 2008, 2007 and 2006	65
Consolidated Balance Sheets as of December 31, 2008 and 2007	66
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2007 and 2006	67
Consolidated Statements of Shareholders’ Equity for Years Ended
December 31, 2008, 2007 and 2006	68
Notes to the Consolidated Financial Statements	69

B.	Financial Statements Schedule for the years ended December 31, 2008, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 13, 2009 (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 13, 2009

The following should be read in conjunction with the previously referenced financial statements:

Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to Costs	Returns and	at End
Description	of Year	and Expenses	Write-Offs	of Year

Year ended December 31, 2008
Allowance for doubtful accounts	$2,834	$199	$(1,437)	$1,596

Year ended December 31, 2007
Allowance for doubtful accounts	1,981	1,239	(386)	2,834

Year ended December 31, 2006
Allowance for doubtful accounts	2,172	902	(1,093)	1,981

	Balance at	Additions		Balance
	Beginning	Charged to Costs		at End
Description	of Year	and Expenses	Reductions	of Year

Year ended December 31, 2008
Income tax valuation allowance	$6,218	$3,943	$(2,184)	$7,977

Year ended December 31, 2007
Income tax valuation allowance	5,742	2,441	(1,965)	6,218

Year ended December 31, 2006
Income tax valuation allowance	3,382	2,360	-	5,742

C.           Exhibits

Page
3.1	Amended Certificate of Incorporation	(a)
3.2	Amended and Restated By-laws of the Company	Filed herewith
4.1	Amended Rights Agreement, dated as of January 27, 2005	(b)
4.2	Indenture, dated August 18, 2006	(c)
4.3	Registration Rights Agreement, dated August 18, 2006	(d)
10.1*	Calgon Carbon Corporation 2008 Equity Incentive Plan	(e)
10.4*	1997 Directors’ Fee Plan	(f)
10.5*	Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officer, C. H. S. (Kees) Majoor	(g)
10.6	Calgon Carbon Corporation Senior Credit Facility	(h)
10.7	Amendment No. 1 to Calgon Carbon Corporation Senior Credit Facility	(i)
10.8	Purchase Agreement among Waterlink, Inc. and Barnebey Sutcliffe Corporation and Calgon Carbon Corporation	(j)
10.9*
Employment agreement between Calgon Carbon Corporation and executive officers. The form of employment agreement has been entered into with the following executive officers, Leroy M. Ball,  Gail A. Gerono, Robert P. O’Brien, and Dennis M. Sheedy
(k)
10.10*	Employment agreement between Calgon Carbon Corporation and John S. Stanik	(l)
10.11	First Amendment to Credit Agreement, as amended on February 5, 2007	(m)
10.12	Second Amendment to Credit Agreement, as amended on May 29, 2007	(n)
10.13	Third Amendment to Credit Agreement, as amended on August 14, 2008	(o)
10.14	Fourth Amendment to Credit Agreement, as amended on September 30, 2008	(p)
14.1	Code of Business Conduct and Ethics	Filed herewith
21.0
The wholly owned subsidiaries of the Company at December 31, 2008 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Solarchem Environmental Systems, Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation;  Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Advanced Separation Technologies Incorporated, a Florida corporation; Calgon Carbon (Tianjin) Co., Ltd., a Chinese corporation; Datong Carbon Corporation, a Chinese corporation; Calgon Carbon Asia PTE Ltd., a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; and CCC Distribution, a Delaware limited liability company.  In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Company Ltd., a Thailand corporation
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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K filed for the fiscal year ended December 31, 1990.
(b)	Incorporated herein by reference to Exhibit 4.1 of the Company’s report on Form 8-K dated January 28, 2005.
(c)	Incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated August 18, 2006.
(d)	Incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K dated August 18, 2006.
(e)	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed on April 3, 2008.
(f)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2005
(h)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006.
(i)	Incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(j)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2003.
(k)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(l)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(m)	Incorporated herein by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2006.
(n)	Incorporated herein by reference to Exhibit 99.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended March 31, 2007.
(o)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated August 14, 2008.
(p)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed for the fiscal quarter ended September 30, 2008.

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
March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ JOHN S. STANIK	Chairman, President and Chief Executive Officer	March 13, 2009
John S. Stanik

/s/ LEROY M. BALL	Chief Financial Officer (and Principal Accounting Officer)	March 13, 2009
Leroy M. Ball

/s/ ROBERT W. CRUICKSHANK	Director	March 13, 2009
Robert W. Cruickshank

/s/ RANDALL S. DEARTH	Director	March 13, 2009
Randall S. Dearth

/s/ WILLIAM J. LYONS	Director	March 13, 2009
William J. Lyons

/s/ WILLIAM R. NEWLIN	Director	March 13, 2009
William R. Newlin

/s/ JULIE S. ROBERTS	Director	March 13, 2009
Julie S. Roberts

/s/ TIMOTHY G. RUPERT	Director	March 13, 2009
Timothy G. Rupert

/s/ SETH E. SCHOFIELD	Director	March 13, 2009
Seth E. Schofield

/s/ ROBERT L. YOHE	Director	March 13, 2009
Robert L. Yohe