Form 10-Q
period 2009-03-31
CALGON CARBON CORPORATION
filed 2009-05-06
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  1-10776

CALGON CARBON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 717, Pittsburgh, PA	15230-0717
(Address of principal executive offices)	(Zip Code)

(412) 787-6700
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                           No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
[Common Stock, $.01 par value per share]	54,723,573 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2009

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

I N D E X

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's audited consolidated financial statements and the notes included therein for the year ended December 31, 2008, as filed with the Securities and Exchange Commission by the Company in Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first three months of 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008*

Net sales	$85,952	$87,420
Net sales to related parties	4,681	2,911
Total	90,633	90,331

Cost of products sold (excluding depreciation)	61,214	61,765
Depreciation and amortization	3,776	3,926
Selling, general and administrative expenses	15,745	15,200
Research and development expenses	962	1,091
Gain on AST Settlement (See Note 7)	-	(9,250)
	81,697	72,732

Income from operations	8,936	17,599

Interest income	127	432
Interest expense	(21)	(2,087)
Other expense – net	(428)	(90)

Income from operations before income tax and equity in income from equity investments	8,614	15,854

Income tax provision	3,081	5,919

Income from operations before equity in income from equity investments	5,533	9,935

Equity in income from equity investments	441	438

Net income	$5,974	$10,373

Net income per common share
Basic	$0.11	$.26
Diluted	0.11	.20

Weighted average shares outstanding
Basic	54,117,118	40,240,397
Diluted	56,079,039	51,756,120

*
Results have been retrospectively adjusted to incorporate the adoption of FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008*
ASSETS
Current assets:
Cash and cash equivalents	$13,874	$16,750
Receivables (net of allowance of $1,803 and $1,596)	61,209	62,300
Receivables from related parties	3,809	2,215
Revenue recognized in excess of billings on uncompleted contracts	5,454	8,870
Inventories	98,731	93,725
Deferred income taxes – current	9,252	8,911
Other current assets	5,717	7,817
Total current assets	198,046	200,588

Property, plant and equipment, net	130,575	122,960
Equity investments	11,087	11,747
Intangibles	5,594	5,930
Goodwill	26,220	26,340
Deferred income taxes – long-term	13,846	13,129
Other assets	6,033	6,568

Total assets	$391,401	$387,262

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$43,544	$39,647
Billings in excess of revenue recognized on uncompleted contracts	4,483	4,639
Accrued interest	43	140
Payroll and benefits payable	7,404	10,522
Accrued income taxes	1,890	1,088
Short-term debt	1,608	1,605
Current portion of long-term debt	7,994	7,903
Total current liabilities	66,966	65,544

Deferred income taxes – long-term	167	242
Accrued pension and other liabilities	68,146	68,199

Total liabilities	135,279	133,985

Commitments and contingencies (Note 7)

Shareholders’ equity:

Common shares, $.01 par value, 100,000,000 shares authorized, 57,157,108 and 56,961,297 shares issued	572	570
Additional paid-in capital	154,833	153,766
Retained earnings	139,980	134,006
Accumulated other comprehensive loss	(10,081)	(6,450)
	285,304	281,892
Treasury stock, at cost, 2,945,158 and 2,902,264 shares	(29,182)	(28,615)

Total shareholders’ equity	256,122	253,277
Total liabilities and shareholders’ equity	$391,401	$387,262

*
Results have been retrospectively adjusted to incorporate the adoption of FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (See Note 9).

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008*

Cash flows from operating activities
Net income	$5,974	$10,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,776	3,926
Equity in income from equity investments	(441)	(438)
Employee benefit plan provisions	1,363	515
Stock-based compensation	536	823
Deferred income tax	(859)	917
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,223)	29
Increase in inventories	(6,004)	(1,314)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	5,796	1,321
Decrease in accounts payable, accrued liabilities, and accrued interest	(1,452)	(5,523)
Increase in accrued income taxes	894	2,117
Pension contributions	(509)	(4,133)
Other items – net	853	1,195
Net cash provided by operating activities	8,704	9,808

Cash flows from investing activities
Property, plant and equipment expenditures	(11,132)	(6,617)
Net cash used in investing activities	(11,132)	(6,617)

Cash flows from financing activities
Treasury stock purchased	(567)	-
Common stock issued	430	1,103
Excess tax benefit from stock-based compensation	490	742
Net cash provided by financing activities	353	1,845

Effect of exchange rate changes on cash	(801)	(205)

(Decrease) increase in cash and cash equivalents	(2,876)	4,831
Cash and cash equivalents, beginning of period	16,750	30,304
Cash and cash equivalents, end of period	$13,874	$35,135

*
Results have been retrospectively adjusted to incorporate the adoption of FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Inventories

	March 31, 2009	December 31, 2008

Raw materials	$26,971	$27,241
Finished goods	71,760	66,484
	$98,731	$93,725

2.	Supplemental Cash Flow Information

Cash paid for interest during the three months ended March 31, 2009 and 2008 was $0.3 million and $2.1 million, respectively.  Income taxes paid, net of refunds, were $ 0.7 million and $2.7 million, for the three months ended March 31, 2009 and 2008, respectively.

The Company has reflected $1.8 million of its capital expenditures as a non-cash increase in accounts payable and accrued liabilities for the three months ended March 31, 2009.

3.	Dividends

The Company’s Board of Directors did not declare or pay a dividend for the quarters ended March 31, 2009 and 2008.

4.	Comprehensive Income
	Three Months Ended March 31,

	2009	2008

Net income	$5,974	$10,373
Other comprehensive income (loss), net of taxes	(3,631)	3,900
Comprehensive income	$2,343	$14,273

The only matters contributing to the other comprehensive (loss) during the three months ended March 31, 2009 was the foreign currency translation adjustment of $(3.4) million, the changes in employee benefit accounts of $0.4 million, and the change in the fair value of the derivative instruments of $(0.6) million.  The only matters contributing to the other comprehensive income during the three months ended March 31, 2008 was the foreign currency translation adjustment of $3.4 million, the changes in employee benefit accounts of $0.1 million, and the change in the fair value of the derivative instruments of $0.4 million.

5.      Segment Information

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

	Three Months Ended
	March 31,

	2009	2008

Net sales
Activated Carbon and Service	$77,763	$76,898
Equipment	10,899	9,697
Consumer	1,971	3,736
	$90,633	$90,331

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$11,882	$17,376
Equipment	975	3,443
Consumer	(145)	706
	12,712	21,525
Depreciation and amortization
Activated Carbon and Service	3,360	3,483
Equipment	302	318
Consumer	114	125
	3,776	3,926

Income from operations	8,936	17,599

Reconciling items:
Interest income	127	432
Interest expense	(21)	(2,087)
Other expense – net	(428)	(90)
Income from operations before income tax and equity in income from equity investments	$8,614	$15,854

	March 31, 2009	December 31, 2008
Total Assets
Activated Carbon and Service	$334,281	$334,675
Equipment	43,326	38,867
Consumer	13,794	13,720
Consolidated total assets	$391,401	$387,262

6.   Derivative Instruments

The Company’s corporate and foreign subsidiaries use foreign currency forward contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  The foreign currency forward and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations.  The Company uses cash flow hedges to limit the exposure to changes in natural gas prices.  The natural gas forward contracts generally mature within one to thirty-six months.  The Company also has a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd.  Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 on January 1, 2009, as required.

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheets were as follows:

		March 31,	December 31,
Asset Derivatives	Balance Sheet Locations	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign Exchange Contracts	Other current assets	$2,154	$1,153
Currency Swap	Other assets	667	662
Natural Gas Contracts	Other assets	2	0

Total derivatives designated as hedging instruments under SFAS No. 133		2,823	1,815

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign Exchange Contracts	Other current assets	$10	$14

Total derivatives not designated as hedging instruments under SFAS No. 133		10	14

Total Asset derivatives		$2,833	$1,829

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:

		March 31,	December 31,
Liability Derivatives	Balance Sheet Locations	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$186	$63
Natural Gas Contracts	Accounts payable and accrued liabilities	2,312	1,323
Natural Gas Contracts	Accrued Pension and other liabilities	1,552	1,048

Total derivatives designated as hedging instruments under SFAS No. 133		4,050	2,434

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign Exchange Contracts	Accounts payable and accrued liabilities	$8	$39

Total derivatives not designated as hedging instruments under SFAS No. 133		8	39

Total Liability derivatives		$4,058	$2,473

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs that reflect the reporting entity’s own assumptions.

In accordance with SFAS No. 157, “Fair Value Measurements,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, currency swap, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings, and were not material for the three month periods ended March 31, 2009 and 2008, respectively.

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	2009	2008

Foreign Exchange Contracts	$1,968	$(948)
Currency Swap	667	(615)
Natural Gas Contracts	(3,863)	1,159
Total	$(1,228)	$(404)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Three Months Ended
Derivatives in SFAS No. 133 Cash Flow	(Loss) Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Cost of products sold	$301	$-
Currency Swap	Interest expense	10	(50)
Natural Gas Contracts	Cost of products sold	(162)	(162)
Total		$149	$(212)

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of Gain or	Three Months Ended
Derivatives in SFAS No. 133 Cash Flow	(Loss) Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Other expense – net	$(4)	$-
Currency Swap	Other expense – net	-	-
Natural Gas Contracts	Other expense – net	-	-
Total		$(4)	$-

*	Assuming market rates remain constant with the rates at March 31, 2009, a loss of $0.6 million is expected to be recognized in earnings over the next 12 months.
**
For the three months ended March 31, 2009 and 2008, the amount of loss recognized in income represents $4 thousand and zero, respectively, related to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	March 31, 2009	December 31, 2008
Natural gas contracts (mmbtu)	1,270,000	1,290,000
Foreign exchange contracts	$23,428	$21,386
Currency swap	$4,136	$4,293

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
Derivatives Not Designated as	(Loss) Recognized in	March 31,
Hedging Instruments Under SFAS No. 133:	Income on Derivatives	2009	2008

Foreign Exchange Contracts *	Other expense – net	$(157)	$(29)
Total		$(157)	$(29)

*	As of March 31, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At March 31, 2009 and December 31, 2008, the balance recorded was $4.0 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  The Company has not incurred any environmental remediation expense for the periods ended March 31, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination as to when it will proceed with remediation efforts.

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

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional duties should be imposed to offset the amount of the unfair pricing.  The final tariff rates ranged from 61.95 percent ad valorem (i.e., of the entered value of the goods) to 228.11 percent ad valorem.  A formal order imposing final tariffs was published on April 27, 2007.  All imports from China remain subject to the order and antidumping tariffs.  Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory.  Deposits of tariffs are subject to future revision based on retrospective reviews conducted by the Commerce Department.  With one limited exception, the amount of tariffs owed for the period of review can decrease or increase retroactively based on the government’s subsequent review of the actual prices at which the entries were sold.

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

As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45 percent ad valorem to the Bureau of Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 9, 2007.   Thereafter, deposits have been paid at 69.54 percent.  Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to tariffs.

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that will be paid.  The Company has made deposits of estimated tariffs in two ways.  First, estimated tariffs on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond.  The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review.  The Company’s estimated liability for tariffs during this period of $0.8 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheets at March 31, 2009 and  December 31, 2008, respectively.  Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007.  The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries.  This process is briefly described below.

The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found.  To do this, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period.  These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found.  Where the actual amount of tariffs owed increases, the government will require payment of the difference plus interest.  Conversely, when the tariff rate decreases, any difference is refunded with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.

The Company currently is in the midst of the first such review.  Because it is the first review conducted under the antidumping tariff order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period.  The preliminary results of the review were announced on May 1, 2009 and indicated that Calgon Carbon (Tianjin) Co., Ltd.’s tariff rate could increase from 69.54% to 188.57%.  However, other respondents’ preliminary review results indicated a decline to their tariff rates for the review period.  The announced preliminary review results are based on information provided by respondents that has not yet been verified.  Errors may have been made in the review and the important decisions that affect the tariff are subject to reconsideration before the final results of the review are announced.  The respondents, including Calgon Carbon (Tianjin) Co., Ltd., are subject to additional requests for information and on-site verification by the Commerce Department of the accuracy of the information that has been presented.  The review must be completed no later than early November 2009.  Any increase in the tariff assessment rate for this review period would not likely result in an additional payment until 2010, if at all.  In addition, until the tariff rate is finalized in early November 2009, the tariff deposit rate will not change. Should the final tariff rate for Calgon Carbon (Tianjin) Co., Ltd. be at 188.57% for the period October 11, 2006 through March 31, 2008, the Company estimates that additional amounts it could owe, net of amounts it may receive under the Continued Dumping and Subsidy Offset Act of 2000 (see discussion below) could be substantial.  Because there are multiple factors that will influence the final results of the review, the Company is unable to reasonably estimate the amount of any adjustment that may be made to the current tariff deposit rate or the amount of additional deposits or refunds that the Company may owe or receive, respectively.

On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009.  Requests for review were due no later than April 30, 2009.  In its capacity as a U.S. producer, the Company requested reviews of multiple Chinese exporters.  In its capacity as a Chinese exporter, Calgon Carbon (Tianjin) Co., Ltd. requested its own review.  A notice formally initiating the review will be published in the Federal Register in the coming weeks.

The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors.  First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing.  Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007.  In July 2008, the Company applied for such a distribution.  In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57 percent of the total amount available.  The Company anticipates receiving additional amounts in 2009 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.

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

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule.  The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”).  The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste.  The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well.  The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting.  By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant.  The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility.  The Company has requested clarification from the EPA regarding these two conditions.  The Company is also in discussions with the EPA and the KYDEP regarding the classification of these materials.  If the Company is required to treat and/or dispose of the material dredged from the lagoon as hazardous waste, the costs for doing so could be substantial.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies.  Representatives of the SDD attended the August 2008 EPA meeting.  On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government.  The Company provided the SDD with all information requested by the letter in September 2008.  The SDD can suspend or debar a Company from sales to the federal government directly or indirectly through government contractors or with respect to projects funded by the federal government.  In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time.  The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the Notice or otherwise.  The Company has had no further communication with the SDD since October 2008.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s.  The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP group to help fund the work required under the Consent Order.  The field work was initiated in 2008 but suspended due to the onset of winter.  The group plans to complete the work in the spring of 2009.

By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky.  The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV.  The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application.  The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any.  The KYDEP can also deny the Part B operating permit.  On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action.  The EPA can also deny the Part B operating permit.  At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

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

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002.  At March 31, 2009, Calgon Mitsubishi Chemical Corporation had $22.5 million in borrowings from an affiliate of the majority owner of the joint venture.   The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings.  At March 31, 2009, the lender had not requested, and the Company has not provided, such guarantee.

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

8.      Goodwill & Other Identifiable Intangible Assets

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

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2009 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of January 1, 2009	$19,963	$6,317	$60	$26,340
Foreign exchange	(61)	(59)	-	(120)

Balance as of March 31, 2009	$19,902	$6,258	$60	$26,220

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2009 and December 31, 2008 respectively:

		March 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(982)	$387
Customer Relationships	17.0 Years	9,323	(272)	(5,864)	3,187
Product Certification	7.9 Years	1,682	-	(975)	707
Unpatented Technology	20.0 Years	2,875	-	(1,562)	1,313
Total	16.0 Years	$15,249	$(272)	$(9,383)	$5,594

		December 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(961)	$408
Customer Relationships	17.0 Years	9,323	(256)	(5,678)	3,389
Product Certification	7.9 Years	1,682	-	(903)	779
Unpatented Technology	20.0 Years	2,875	-	(1,521)	1,354
Total	16.0 Years	$15,249	$(256)	$(9,063)	$5,930

For the three months ended March 31, 2009 and 2008, the Company recognized $0.3 million and $0.4 million, respectively, of amortization expense related to intangible assets.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2009	$1,299
2010	1,155
2011	847
2012	657
2013	582

9.      Borrowing Arrangements

	March 31,	December 31,
Long-Term Debt	2009	2008
Convertible Senior Notes	$6,000	$6,000
Industrial revenue bonds	2,925	2,925
Total	8,925	8,925
Less current portion of long-term debt (net of debt discount)	(7,994)	(7,903)
Less discount on Senior Convertible Notes	(931)	(1,022)
Net	$-	$-

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

For the periods ended March 31, 2009 and December 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods.   As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock.

During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged
$69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability as of March 31, 2009 and December 31, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through March 31, 2009, no contingent events occurred.

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

Effective January 1, 2009, the Company implemented FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $9.2 million as of January 1, 2009.  Under FSP APB 14-1, the Company’s $75.0 million principal amount of Notes has an initial measurement that consists of a liability component of $53.1 million and an equity component of $18.6 million ($11.5 million after the associated deferred tax liability). The carrying amount of the equity component is $0.6 million (after tax) at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, the if-converted value of the Notes exceeded its principal amount by approximately $10.6 million.

In accordance with FSP APB 14-1, the debt discount of $21.9 million is being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes).  The effective interest rate for all periods on the liability component is approximately 13.8%.   The Company also incurred original issuance costs of $0.4 million which have been deferred and are being amortized over the same period as the discount.  For the three months ended March 31, 2009, the Company recorded interest expense of $0.2 million related to the Notes, of which $0.1 million related to the amortization of the discount and $0.1 million related to contractual coupon interest. Similarly, for the three months ended March 31, 2008, the Company recorded interest expense of $1.9 million related to the Notes, of which $1.0 million related to the amortization of the discount and $0.9 million related to contractual coupon interest. The effect of the retrospective adjustment for the adoption of FSP APB 14-1 for the three month period ended March 31, 2008 was to decrease previously reported net income by $0.5million or $0.01 per diluted common share.

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

As of March 31, 2009, the collateral value of assets pledged was $56.5 million. The collateral value as of March 31, 2009 for domestic, U.K., and Belgian borrowers were $47.5 million, $5.3 million, and $3.7 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of March 31, 2009, total availability was $44.9 million. Availability as of March 31, 2009 for domestic, U.K., and Belgian borrowers was $38.9 million, $4.2 million, and $1.8 million, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at March 31, 2009 totaled $11.6 million.

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

The Credit Facility contains a number of affirmative and negative covenants. The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of March 31, 2009. The Credit Facility also includes a provision for up to $3.0 million of letters of credit in aggregate under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at March 31, 2009 and December 31, 2008, respectively, bear interest at a variable rate and matured in April 2009.  The interest rate as of March 31, 2009 was 1.33%.  These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 1.5 million euros which is secured by a U.S. letter of credit.  There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2009 and 2008.  Bank guarantees of 0.9 million euros were issued as of March 31, 2009.  The maturity date of this facility is September 30, 2009. Availability under this facility was 0.6 million euros at March 31, 2009.

Chinese Credit Facility
The Company maintains a Chinese credit facility totaling 11.0 million RMB or $1.6 million which is secured by a U.S. letter of credit provided under the Credit Facility. There are no financial covenants.   The maturity date of this facility is December 25, 2009.  The facility was fully utilized at March 31, 2009.

Fair Value of Debt
At March 31, 2009, the Company had $6.0 million of fixed rate Senior Convertible Notes outstanding.  The fair value of these Notes at March 31, 2009 was $16.6 million.  The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes.  The remaining $2.9 million of current portion of long-term debt is based on the prime rates, and accordingly, the carrying value of this obligation approximates its fair value.

Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at March 31, 2009 of $4.5 million in 2009 and $6.0 million in 2011. See also the section entitled 5.00% Convertible Senior Notes due in 2036 related to the holders’ optional conversion as of March 31, 2009 and December 31, 2008.

Interest Expense
The Company’s interest expense for the quarters ended March 31, 2009 and 2008 totaled $21 thousand and $2.1 million, respectively.  These amounts are net of interest costs capitalized of $0.2 million and $0.1 million for the periods ended March 31, 2009 and 2008, respectively.

10.  Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
Pension Benefits	2009	2008
Service cost	$197	$256
Interest cost	1,213	1,172
Expected return on plan assets	(913)	(1,354)
Amortization of prior service cost	51	61
Net actuarial loss amortization	512	74
Net periodic pension cost	$1,060	$209

The expected long-term rate of return on plan assets is 8.00% in 2009.

Employer Contributions

In its 2008 financial statements, the Company disclosed that it expected to contribute $1.1 million to its U.S. pension plans in 2009.  As of March 31, 2009, the Company has not made any contributions.  The Company expects to contribute the $1.1 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
Pension Benefits	2009	2008
Service cost	$122	$203
Interest cost	407	514
Expected return on plan assets	(269)	(387)
Amortization of net transition amount	10	12
Net actuarial loss amortization	27	8
Net periodic pension cost	$297	$350

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2009.

Employer Contributions

In its 2008 financial statements, the Company disclosed that it expected to contribute $1.7 million to its European pension plans in 2009.  As of March 31, 2009, the Company contributed $0.5 million.  The Company expects to contribute the remaining $1.2 million over the remainder of the year.

Defined Contribution Plans:

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation.  In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors.  Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan.  For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees.  For bargaining unit employees at the Neville Island facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen.  Employer matching contributions for bargaining unit employees vest immediately.  The Company realized a $0.5 million curtailment gain in 2008 as a result of freezing the aforementioned plan.  Total expenses related to the defined contribution plans were $0.6 million and $0.6 million for the periods ended March 31, 2009 and 2008, respectively.

11. Earnings Per Share

Computation of basic and diluted net income per common share from operations is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Income from operations available to common shareholders	$5,974	$10,373
Weighted Average Shares Outstanding
Basic	54,117,118	40,240,397
Effect of Dilutive Securities	1,961,921	11,515,723
Diluted	56,079,039	51,756,120
Net income
Basic	$0.11	$0.26
Diluted	$0.11	$0.20

For the three months ended March 31, 2009 and 2008, there were 162,850 and 80,625 of stock options that were excluded from the dilutive calculations as the effect would have been antidilutive.

The Company’s obligation under its Notes is to settle the par value of the Notes in cash and to settle the amount in excess of par value with its common shares.  Therefore, the Company is not required to include any shares underlying the Notes in its diluted weighted average shares outstanding until the average stock price per share for the quarter exceeds the $5.10 conversion price. At such time, only the number of shares that would be issuable (under the “treasury stock” method of accounting for share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price.  The dilutive effect of the Notes was calculated based on the weighted average number of incremental shares included in each quarterly diluted earnings per share computation.  During the last half of 2008, all but $6.0 million of the Notes was either exchanged or converted (See Note 9).  The potential dilution at various stock prices for the remaining $6.0 million of principal Notes outstanding is not material.

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

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Operations Three months ended March 31, 2009
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries		Consolidated

Net sales	$84,748	$7,547	$14,247		$(15,909)	$90,633
Cost of products sold	59,992	5,928	11,203		(15,909)	61,214
Depreciation and amortization	3,320	250	206		-	3,776
Selling, general and administrative expenses	13,772	1,024	949		-	15,745
Research and development expense	884	78	-		-	962
Results of affiliates’ operations	4,635	349	-		(4,984)	-
Interest (income) expense -net	2,780	(2,807)	(79)		-	(106)
Other expense - net	229	146	53		-	428
Provision for income taxes	2,432	19	630		-	3,081
Equity in income from equity investments	-	-	441		-	441

Net income (loss)	$5,974	$3,258	$1,726	$	(4,984)	$5,974

	Condensed Consolidating Statements of Operations Three months ended March 31, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries		Consolidated

Net sales	$80,559	$11,294	$10,968		$(12,490)	$90,331
Cost of products sold	56,457	8,337	9,461		(12,490)	61,765
Depreciation and amortization	3,404	341	181		-	3,926
Selling, general and administrative expenses	12,920	1,238	1,042		-	15,200
Research and development expense	992	99	-		-	1,091
Gain on AST Settlement	(9,250)	-	-		-	(9,250)
Results of affiliates’ operations	5,146	555	-		(5,701)	-
Interest (income) expense -net	5,353	(3,505)	(193)		-	1,655
Other (income) expense - net	(114)	195	9		-	90
Provision for income taxes	5,570	276	73		-	5,919
Equity in income from equity investments	-	-	436		2	438

Net income (loss)	$10,373	$4,868	$831	$	(5,699)	$10,373

	Condensed Consolidating Balance Sheets
	March 31, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and cash equivalents	$1,847	$3,787	$22,405	$(14,165)	$13,874
Receivables	56,433	11,033	3,850	(6,298)	65,018
Inventories	83,326	7,463	7,881	61	98,731
Other current assets	17,039	931	2,453	-	20,423
Total current assets	158,645	23,214	36,589	(20,402)	198,046

Intercompany accounts receivable	52,922	190,032	10,484	(253,438)	-
Property, plant and equipment, net	117,212	5,642	7,721	-	130,575
Intangibles	3,279	2,315	-	-	5,594
Goodwill	16,674	7,127	2,419	-	26,220
Equity investments	270,057	99,524	10,897	(369,391)	11,087
Other assets	13,717	1,908	4,254	-	19,879
Total assets	$632,506	$329,762	$72,364	$(643,231)	$391,401

Short-term debt	$-	$-	$1,608	$-	$1,608
Current portion of long-term debt	7,994	-	-	-	7,994
Accounts payable	38,151	14,775	4,860	(9,759)	48,027
Other current liabilities	23,148	298	1,663	(15,772)	9,337
Total current liabilities	69,293	15,073	8,131	(25,531)	66,966

Intercompany accounts payable	188,931	46,064	13,275	(248,270)	-
Other non-current liabilities	118,160	9,355	9,018	(68,220)	68,313
Shareholders' equity	256,122	259,270	41,940	(301,210)	256,122
Total liabilities and shareholders' equity	$632,506	$329,762	$72,364	$(643,231)	$391,401

	Condensed Consolidating Balance Sheets
	December 31, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$1,598	$3,067	$23,351	$(11,266)	$16,750
Receivables	53,709	13,443	5,547	(8,184)	64,515
Inventories	78,517	6,509	8,638	61	93,725
Other current assets	21,948	921	2,729	-	25,598
Total current assets	155,772	23,940	40,265	(19,389)	200,588

Intercompany accounts receivable	53,704	185,535	4,526	(243,765)	-
Property, plant, and equipment, net	109,348	5,872	7,740	-	122,960
Intangibles	3,506	2,424	-	-	5,930
Goodwill	16,674	7,189	2,477	-	26,340
Equity investments	267,730	100,202	11,566	(367,751)	11,747
Other assets	13,081	1,928	4,688	-	19,697
Total assets	$619,815	$327,090	$71,262	$(630,905)	$387,262

Short-term debt	$-	$-	$1,605	$-	$1,605
Current portion of long-term debt	7,903	-	-	-	7,903
Accounts payable	36,081	15,317	2,887	(9,999)	44,286
Other current liabilities	24,529	278	1,621	(14,678)	11,750
Total current liabilities	68,513	15,595	6,113	(24,677)	65,544

Intercompany accounts payable	180,197	44,717	13,623	(238,537)	-
Long-term debt	-	-	-	-	-
Other non-current liabilities	117,828	9,559	9,274	(68,220)	68,441
Shareholders' equity	253,277	257,219	42,252	(299,471)	253,277
Total liabilities and shareholders' equity	$619,815	$327,090	$71,262	$(630,905)	$387,262

	Condensed Consolidating Statements of Cash Flows
	Three months ended March 31, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$(4,637)	$2,652	$8,983	$1,706	$8,704
Investing activities:
Property, plant and equipment expenditures	(10,924)	(14)	(194)	-	(11,132)
Investment from (in) affiliates	-	167	(151)	(16)	-
Other	-	-	-	-	-
Net cash (used in) provided by investing activities	(10,924)	153	(345)	(16)	(11,132)
Financing activities:
Net borrowings (repayments)	2,899	-	-	(2,899)	-
Intercompany and equity transactions	9,517	(3,152)	(6,365)	-	-
Other	(137)	-	-	-	(137)
Excess tax benefit for stock-based compensation	490	-	-	-	490
Net cash provided by (used in) financing activities	12,769	(3,152)	(6,365)	(2,899)	353
Effect of exchange rate changes on cash and cash equivalents	3,041	1,067	(3,203)	(1,706)	(801)
Increase (decrease) in cash and cash equivalents	248	721	(946)	(2,899)	(2,876)
Cash and cash equivalents, beginning of period	1,598	3,067	23,351	(11,266)	16,750
Cash and cash equivalents, end of period	$1,846	$3,788	$22,405	$(14,165)	$13,874

	Condensed Consolidating Statements of Cash Flows
	Three months ended March 31, 2008

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$4,561	$5,578	$(1,859)	$1,528	$9,808
Investing activities:
Property, plant and equipment expenditures	(6,400)	(163)	(54)	-	(6,617)
Investment from (in) affiliates	-	(22)	22	-	-
Other	-	-	-	-	-
Net cash used in investing activities	(6,400)	(185)	(32)	-	(6,617)
Financing activities:
Net borrowings (repayments)	(5,602)	-	(14,509)	20,111	-
Intercompany and equity transactions	7,506	(4,675)	(2,831)	-	-
Other	1,103	-	-	-	1,103
Excess tax benefit for stock-based compensation	742	-	-	-	742
Net cash provided by (used in) financing activities	3,749	(4,675)	(17,340)	20,111	1,845
Effect of exchange rate changes on cash and cash equivalents	28	(259)	1,554	(1,528)	(205)
Increase (decrease) in cash and cash equivalents	1,939	458	(17,677)	20,111	4,831
Cash and cash equivalents, beginning of period	20,802	3,683	25,930	(20,111)	30,304
Cash and cash equivalents, end of period	$22,741	$4,141	$8,253	$-	$35,135

13. Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees.  Generally, transactions are conducted under long-term contractual arrangements.  Related party sales transactions were $4.7 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively.  Receivables from equity investees amounted to $3.8 million and $2.2 million at March 31, 2009 and December 31, 2008, respectively.  The Company’s equity investees are included in the Activated Carbon and Service segment.

14. Income Taxes

Unrecognized Income Tax Benefits

As of March 31, 2009 and December 31, 2008, the Company’s gross unrecognized income tax benefits were $12.1 million and $12.2 million, respectively.  If recognized, $9.8 million and $10.0 million of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2009 and December 31, 2008, respectively.  The Company estimates that approximately $1.3 million of unrecognized tax benefits will be realized in the next twelve months as a result of the expiration of statute limitations in various tax jurisdictions as well as the settlement of tax audits.

15. New Accounting Pronouncements

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP No. 132(R)-1). FSP No. 132(R)-1 amends FAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company will adopt the disclosure provisions in the December 31, 2009 financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. The Company adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our financial statements. On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements. On April 9, 2009 the FASB issued FSP FAS No. 157-4 (FSP No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this FSP.

16. Subsequent Events

On May 1, 2009, the United States Department of Commerce announced the preliminary results of its first review of antidumping tariffs for the period October 11, 2006 through March 31, 2008. See Note 7.

The labor agreement for the Company’s workforce at its Catlettsburg, Kentucky facility expired on April 2, 2009.  The parties are working under an extension of the expired agreement as they continue to negotiate the terms and conditions of a multi-year replacement agreement.

On April 1, 2009, the Company paid $2.9 million to retire its Mississippi Industrial Revenue Bonds. See Note 9.

Item 2. Management’s Discussion and Analysis of Results of
Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Consolidated net sales increased by $0.3 million or 0.3% for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008.  Net sales for the quarter ended March 31, 2009 for the Activated Carbon and Service segment increased $0.9 million or 1.1% versus the similar 2008 period.  The increase was primarily due to higher pricing for certain carbon products and services in the food and municipal drinking water markets which was partially offset by lower demand in the home water filter and specialty carbon markets and foreign currency translation which had a negative impact of $4.7 million due to the stronger U.S. dollar.  Net sales for the Equipment segment increased $1.2 million or 12.4% in the first quarter 2009 versus the comparable 2008 period.  The increase was primarily due to higher revenue for ultra violet light and ion exchange systems, which was partially offset by a decrease in revenue for carbon adsorption and odor control systems. Foreign currency translation had a negative impact of $0.1 million.  Net sales for the quarter ended March 31, 2009 for the Consumer segment decreased by $1.8 million or 47.2% versus the quarter ended March 31, 2008.  The decrease was primarily attributable to the lower demand for PreZerve® products and activated carbon cloth as well as the negative impact of foreign currency translation of $0.5 million.  The total negative impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2009 was $5.3 million.

Net sales less cost of products sold, as a percentage of net sales, was 32.5% for the quarter ended March 31, 2009 compared to 31.6% for the similar 2008 period, a 0.8% increase or $0.8 million.  The Activated Carbon and Service segment increased by 0.6% or $0.6 million which was primarily related to higher pricing for certain carbon and service products which more than offset increased activated carbon product costs that the Company experienced.  The Equipment segment increased 1.1% or $1.1 million principally related to the favorable mix of equipment revenue recognized as higher margin ultra violet light and ion exchange systems made up a larger proportion of 2009 sales.  The Consumer segment decreased by 0.9% or $0.9 million due to higher costs associated with production issues with carbon cloth raw material quality. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.2 million during the quarter ended March 31, 2009 versus the quarter ended March 31, 2008 was primarily due to decreased depreciation due to an increase in fully depreciated fixed assets.  The Company expects that future depreciation will be higher due to the significant capital improvements related to the April 2009 re-start of the Company’s previously idled production line at its Catlettsburg, Kentucky plant.

Selling, general and administrative expenses increased $0.5 million for the quarter ended March 31, 2009 versus the comparable 2008 quarter.  The increase was primarily due to increased pension expense as well as increased legal expense related to the first period of review for the Commerce Department’s April 2007 anti-dumping order on certain activated carbon products from China partially offset by positive foreign exchange translation.

Research and development expenses for the quarter ended March 31, 2009 were comparable to the similar 2008 period.

The $9.3 million gain on AST settlement for the quarter ended March 31, 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of Advanced Separation Technologies Inc. (“AST”) in 1996.  Of the settlement amount, approximately $5.3 million was recorded in the Activated Carbon and Service segment and $4.0 million was recorded in the Equipment segment (See Note 7).

Other expense for the quarter ended March 31, 2009 increased $0.3 million as compared to March 31, 2008.  The increase is primarily due to the negative impact of foreign exchange on unhedged positions.

Interest income for the quarter ended March 31, 2009 decreased $0.3 million primarily due to the lower average cash balances carried in 2009 as compared to 2008.

Interest expense for the quarter ended March 31, 2009 decreased $2.1 million versus the quarter ended March 31, 2008.  The decrease is primarily a result of the conversion of a substantial portion of the Company’s Senior Convertible Notes (“Notes”) that occurred in the last half of 2008 as well as the adoption of FSP APB 14-1 which had a retrospective increase of $0.8 million on the quarter ended March 31, 2008.

The income tax provision decreased $2.8 million for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008.  The decrease was primarily due to a decrease in income from operations before income tax and equity in income from equity investments of $8.1 million primarily as a result of the 2008 AST settlement gain (See Note 7).

The effective tax rate for the quarter ended March 31, 2009 was 35.8% compared to 37.4% for the quarter ended March 31, 2008.  The quarters ended March 31, 2009 and 2008 tax rates were higher than the statutory Federal income tax rate mainly due to permanent items and state income taxes.

During the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings.  Throughout the year this annualized estimate may change based on actual results and annual earnings estimate revisions in various tax jurisdictions.  Because the Company’s permanent tax benefits are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

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

Equity in income from equity investments for the quarter ended March 31, 2009 was comparable to the similar 2008 period.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $8.7 million for the period ended March 31, 2009 compared to $9.8 million for the comparable 2008 period.  The $1.1 million decrease is primarily due to the decline in earnings due to the AST settlement gain partially offset by decreased pension contributions.

Common stock dividends were not paid during the quarters ended March 31, 2009 and 2008, respectively.

Total debt at March 31, 2009 was $9.6 million which was comparable to December 31, 2008.

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

For the periods ended March 31, 2009 and December 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods.   As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock.

During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability as of March 31, 2009 and December 31, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through March 31, 2009, no contingent events occurred.

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

Effective January 1, 2009, the Company implemented FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $9.2 million as of January 1, 2009.  Under FSP APB 14-1, the Company’s $75.0 million principal amount of Notes has an initial measurement that consists of a liability component of $53.1 million and an equity component of $18.6 million ($11.5 million after the associated deferred tax liability). The carrying amount of the equity component is $0.6 million (after tax) at March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, the if-converted value of the Notes exceeded its principal amount by approximately $10.6 million.

In accordance with FSP APB 14-1, the debt discount of $21.9 million is being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes).  The effective interest rate for all periods on the liability component is approximately 13.8%.   The Company also incurred original issuance costs of $0.4 million which have been deferred and are being amortized over the same period as the discount.  For the three months ended March 31, 2009, the Company recorded interest expense of $0.2 million related to the Notes, of which $0.1 million related to the amortization of the discount and $0.1 million related to contractual coupon interest.  The effect on net income and earnings per share was not material for the three month period ended March 31, 2009.  Similarly, for the three months ended March 31, 2008, the Company recorded interest expense of $1.9 million related to the Notes, of which $1.0 million related to the amortization of the discount and $0.9 million related to contractual coupon interest.  The effect of the retrospective adjustment for the adoption of FSP APB 14-1 for the three month period ended March 31, 2008 was to decrease previously reported net income by $0.5million or $0.01 per diluted common share.

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

As of March 31, 2009, the collateral value of assets pledged was $56.5 million. The collateral value as of March 31, 2009 for domestic, U.K., and Belgian borrowers were $47.5 million, $5.3 million, and $3.7 million, respectively. The Credit Facility contains a fixed charge coverage ratio covenant which becomes effective when total domestic availability falls below $11.0 million. As of March 31, 2009, total availability was $44.9 million. Availability as of March 31, 2009 for domestic, U.K., and Belgian borrowers was $38.9 million, $4.2 million, and $1.8 million, respectively. The Company can issue letters of credit up to $20 million of the available commitment amount under the Credit Facility. Sub-limits for letters of credit under the U.K. sub-facility and the Belgian sub-facility are $2.0 million and $6.0 million, respectively. Letters of credit outstanding at March 31, 2009 totaled $11.6 million.

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

The Credit Facility contains a number of affirmative and negative covenants. The negative covenants provide for certain restrictions on possible acts by the Company related to matters such as additional indebtedness, certain liens, fundamental changes in the business, certain investments or loans, asset sales and other customary requirements. The Company was in compliance with all such negative covenants as of March 31, 2009. The Credit Facility also includes a provision for up to $3.0 million of letters of credit in aggregate under the Company’s U.S., Belgium, and UK sub-limits that can be issued having expiration dates that are more than one year but not more than three years after the date of issuance.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of March 31, 2009, there have been no changes in the payment terms of debt, lease agreements, and unconditional purchase obligations since December 31, 2008.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $12.9 million for the three months ended March 31, 2009 (with $1.8 million of this amount reflected as a non-cash increase in accounts payable and accrued liabilities) compared to expenditures of $6.6 million for the same period in 2008.  The expenditures for the period ended March 31, 2009 consisted primarily of improvements to the Company’s manufacturing facilities of $10.4 million, of which $5.4 million was directly related to the April 2009 re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility, and $1.3 million for customer capital.  The comparable 2008 period consisted primarily of improvements to the Company’s manufacturing facilities of $5.0 million, of which $3.5 million was directly related to the aforementioned production line, $0.7 million related to improvements of information systems, and $0.8 million for customer capital.  Capital expenditures for 2009 are projected to be approximately $55.0 million to $60.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Regulatory Matters:

Each of the Company’s U.S. production facilities has permits and licenses regulating air emissions and water discharges.  All of the Company’s U.S. production facilities are controlled under permits issued by local, state and federal air pollution control entities.  The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards.  In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility known as B-line.  The Company needed to install pollution abatement equipment in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line.  During 2008, the Company installed state of the art wet scrubbers and made process improvements to B-line.  The Company invested approximately $20 million to upgrade and abate B-line. B-line was put into production in April 2009.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At March 31, 2009 and December 31, 2008, the balance recorded was $4.0 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  The Company has not incurred any environmental remediation expense for the periods ended March 31, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination as to when it will proceed with remediation efforts.

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency, Region 4 (“EPA”) a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (“KYDEP”) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005.  Accompanying the report was a Notice of Violation (“NOV”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding EPA and KYDEP hazardous waste regulations.  The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility.  The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007.  In August 2007, the EPA notified the Company that it believes there were still significant violations of RCRA that are unresolved by the information in the Company’s responses, without specifying the particular violations.  During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with the EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken actions to address and remediate a number of the unresolved alleged violations.  The Company believes that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially.  The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule.  The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”).  The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste.  The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well.  The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting.  By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant.  The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility.  The Company has requested clarification from the EPA regarding these two conditions.  The Company is also in discussions with the EPA and the KYDEP regarding the classification of these materials.  If the Company is required to treat and/or dispose of the material dredged from the lagoon as hazardous waste, the costs for doing so could be substantial.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies.  Representatives of the SDD attended the August 2008 EPA meeting.  On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government.  The Company provided the SDD with all information requested by the letter in September 2008.  The SDD can suspend or debar a Company from sales to the federal government directly or indirectly through government contractors or with respect to projects funded by the federal government.  In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time.  The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the Notice or otherwise.  The Company has had no further communication with the SDD since October 2008.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s.  The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP group to help fund the work required under the Consent Order.  The field work was initiated in 2008 but suspended due to the onset of winter.  The group plans to complete the work in the spring of 2009.

By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky.  The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV.  The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application.  The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any.  The KYDEP can also deny the Part B operating permit.  On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action.  The EPA can also deny the Part B operating permit.  At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

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

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional tariffs should be imposed to offset the amount of the unfair pricing.  The final tariff rates ranged from 61.95 percent ad valorem (i.e., of the entered value of the goods) to 228.11 percent ad valorem.  A formal order imposing final tariffs was published on April 27, 2007.  All imports from China remain subject to the order and antidumping tariffs.  Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory.  Deposits of tariffs are subject to future revision based on retrospective reviews conducted by the Commerce Department.  With one limited exception, the amount of tariffs owed for the period of review can decrease or increase retroactively based on the government’s subsequent review of the actual prices at which the entries were sold.

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

As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45 percent ad valorem to the Bureau of Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 9, 2007.   Thereafter, deposits have been paid at 69.54 percent.  Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to tariffs.

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that will be paid.  The Company has made deposits of estimated tariffs in two ways.  First, estimated tariffs on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond.  The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review.  The Company’s estimated liability for tariffs during this period of $0.8 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheets at March 31, 2009 and  December 31, 2008, respectively.  Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007.  The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries.  This process is briefly described below.

The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found.  To do this, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period.  These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found.  Where the actual amount of tariff owed increases, the government will require payment of the difference plus interest.  Conversely, when the tariff rate decreases, any difference is refunded with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.

The Company currently is in the midst of the first such review.  Because it is the first review conducted under the antidumping tariff order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period. The preliminary results of the review were announced on May 1, 2009 and indicated that Calgon Carbon (Tianjin) Co., Ltd.’s tariff rate could increase from 69.54% to 188.57%.  However, other respondents’ preliminary review results indicated a decline to their tariff rates for the review period.  The announced preliminary review results are based on information provided by respondents that has not yet been verified.  Errors may have been made in the review and the important decisions that affect the tariff are subject to reconsideration before the final results of the review are announced.  The respondents, including Calgon Carbon (Tianjin) Co., Ltd., are subject to additional requests for information and on-site verification by the Commerce Department of the accuracy of the information that has been presented.  The review must be completed no later than early November 2009.  Any increase in the tariff assessment rate for this review period would not likely result in an additional payment until 2010, if at all.  In addition, until the tariff rate is finalized in early November 2009, the tariff deposit rate will not change. Should the final tariff rate for Calgon Carbon (Tianjin) Co., Ltd. be at 188.57% for the period October 11, 2006 through March 31, 2008, the Company estimates that additional amounts it could owe, net of amounts it may receive under the Continued Dumping and Subsidy Offset Act of 2000 (see discussion below) could be substantial.  Because there are multiple factors that will influence the final results of the review, the Company is unable to reasonably estimate the amount of any adjustment that may be made to the current tariff deposit rate or the amount of additional deposits or refunds that the Company may owe or receive, respectively.

On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009.  Requests for review were due no later than April 30, 2009.  In its capacity as a U.S. producer, the Company requested reviews of multiple Chinese exporters.  In its capacity as a Chinese exporter, Calgon Carbon (Tianjin) Co., Ltd. requested its own review.  A notice formally initiating the review will be published in the Federal Register in the coming weeks.

The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors.  First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing.  Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007.  In July 2008, the Company applied for such a distribution.  In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57 percent of the total amount available.  The Company anticipates receiving additional amounts in 2009 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.

New Accounting Pronouncements

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP No. 132(R)-1). FSP No. 132(R)-1 amends FAS No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company will adopt the disclosure provisions in the December 31, 2009 financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effective date for applying this standard to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until periods beginning after November 15, 2008. The Company adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities within its scope and the impact was immaterial to our financial statements. As of January 1, 2009, nonfinancial assets and nonfinancial liabilities were also required to be measured at fair value. The adoption of these additional provisions did not have a material impact on our financial statements. On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements. On April 9, 2009 the FASB issued FSP FAS No. 157-4 (FSP No. 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This FSP is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The Company does not expect any material financial statement implications relating to the adoption of this FSP.

There were no material changes to the Company’s critical accounting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk from December 31, 2008.

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2009, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.     Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2c.     Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
January 1 – January 31, 2009	—	—	—	—
February 1 – February 28, 2009	42,894	$13.23	—	—
March 1 – March 31, 2009	21,995	$14.18	—	—

(a) This column includes purchases under Calgon Carbon’s Equity Incentive Plan which represented withholding taxes due from employees relating to the restricted share awards issued on February 26, 2009; February 28, 2009; March 27, 2009; and March 31, 2009.  Future purchases under this plan will be dependent upon employee elections and forfeitures.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: May 6, 2009	/s/Leroy M. Ball
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