Form 10-Q
period 2009-06-30
CALGON CARBON CORPORATION
filed 2009-08-07
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2009
Common Stock, $.01 par value per share	54,750,451 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2009

The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Form 10-Q and the Company’s most recent Annual Report  pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report.
INDEX

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008*	2009	2008*
Net sales	$98,649	$106,335	$184,601	$193,755
Net sales to related parties	4,441	2,141	9,122	5,052
Total	103,090	108,476	193,723	198,807

Cost of products sold (excluding depreciation and amortization)	70,319	71,021	131,533	132,786
Depreciation and amortization	3,972	4,199	7,748	8,125
Selling, general and administrative expenses	17,380	16,151	33,125	31,351
Research and development expenses	1,246	1,003	2,208	2,094
Gain on AST settlement (See Note 7)	—	—	—	(9,250)
	92,917	92,374	174,614	165,106

Income from operations	10,173	16,102	19,109	33,701

Interest income	77	425	204	857
Interest expense	(186)	(2,069)	(207)	(4,156)
Other expense—net (See Note 9)	(1,500)	(480)	(1,928)	(570)

Income from continuing operations before income tax and equity in income (loss) from equity investments	8,564	13,978	17,178	29,832

Income tax provision	2,893	4,555	5,974	10,474

Income from continuing operations before equity in income (loss) from equity investments	5,671	9,423	11,204	19,358

Equity in income (loss) from equity investments	427	(139)	868	299

Income from continuing operations	6,098	9,284	12,072	19,657

Income from discontinued operations, net	—	3,447	—	3,447

Net income	$6,098	$12,731	$12,072	$23,104

Net income per common share
Basic:
Income from continuing operations	$.11	$.23	$.22	$.49
Income from discontinued operations	—	.09	—	.08
Total	$.11	$.32	$.22	$.57

Diluted:
Income from continuing operations	$.11	$.18	$.21	$38
Income from discontinued operations	—	.06	—	.07
Total	$.11	$.24	$.21	$.45

Weighted average shares outstanding
Basic	54,331,467	40,558,818	54,224,885	40,399,608
Diluted	56,285,314	52,024,889	56,182,738	51,890,504

* Results have been retrospectively adjusted to incorporate the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)
	June 30,	December 31,
	2009	2008*
ASSETS
Current assets:
Cash and cash equivalents	$7,501	$16,750
Restricted cash	11,019	—
Receivables (net of allowance of $2,152 and $1,596)	60,948	62,300
Receivables from related parties	4,600	2,215
Revenue recognized in excess of billings on uncompleted contracts	7,048	8,870
Inventories	94,441	93,725
Deferred income taxes – current	10,280	8,911
Other current assets	5,964	7,817
Total current assets	201,801	200,588

Property, plant and equipment, net	143,774	122,960
Equity investments	11,036	11,747
Intangibles	5,373	5,930
Goodwill	26,813	26,340
Deferred income taxes – long-term	10,356	13,129
Other assets	6,203	6,568

Total assets	$405,356	$387,262

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,232	$39,647
Billings in excess of revenue recognized on uncompleted contracts	6,160	4,639
Accrued interest	182	140
Payroll and benefits payable	7,731	10,522
Accrued income taxes	1,272	1,088
Short-term debt	—	1,605
Current portion of long-term debt	5,163	7,903
Total current liabilities	59,740	65,544
Long-term debt	7,600	—
Deferred income taxes – long-term	44	242
Accrued pension and other liabilities	69,639	68,199

Total liabilities	137,023	133,985

Commitments and contingencies (Note 7)

Shareholders' equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 57,229,545 and 56,961,297 shares issued	572	570
Additional paid-in capital	156,137	153,766
Retained earnings	146,078	134,006
Accumulated other comprehensive loss	(4,960)	(6,450)
	297,827	281,892
Treasury stock, at cost, 3,017,776 and 2,902,264 shares	(29,494)	(28,615)
Total shareholders’ equity	268,333	253,277
Total liabilities and shareholders’ equity	$405,356	$387,262

* Results have been retrospectively adjusted to incorporate the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008*
Cash flows from operating activities
Net income	$12,072	$23,104
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from divestiture	—	(4,353)
Depreciation and amortization	7,748	8,125
Equity in (income) loss from equity investments - net	(418)	101
Employee benefit plan provisions	2,690	1,277
Write-off of prior credit facility fees (Note 9)	827	—
Amortization of convertible notes discount	185	2,005
Stock-based compensation	1,239	1,534
Deferred income tax	1,863	2,836
Changes in assets and liabilities:
Decrease (increase) in receivables	288	(7,654)
Decrease (increase) in inventories	706	(3,741)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	4,088	(760)
Decrease in accounts payable and accrued liabilities	(2,550)	(551)
Increase in accrued income taxes	433	648
Pension contributions	(733)	(4,673)
Other items – net	1,167	234
Net cash provided by operating activities	29,605	18,132

Cash flows from investing activities
Property, plant and equipment expenditures	(28,196)	(11,802)
Proceeds from disposals of property, plant and equipment	—	331
Cash pledged for collateral	(11,019)	—
Net cash used in investing activities	(39,215)	(11,471)

Cash flows from financing activities
Revolving credit facility borrowings (repayments), net	7,600	—
Reductions of debt obligations (See Note 9)	(4,530)	—
Treasury stock purchases	(879)	(823)
Common stock issued through exercise of stock options	448	2,543
Excess tax benefit from stock-based compensation	362	970
Other (See Note 9)	(1,028)	—
Net cash provided by financing activities	1,973	2,690

Effect of exchange rate changes on cash	(1,612)	(1,106)

(Decrease) increase in cash and cash equivalents	(9,249)	8,245
Cash and cash equivalents, beginning of period	16,750	30,304
Cash and cash equivalents, end of period	$7,501	$38,549

* Results have been retrospectively adjusted to incorporate the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Inventories:
	June 30, 2009	December 31, 2008

Raw materials	$25,553	$27,241
Finished goods	68,888	66,484
	$94,441	$93,725

2.	Supplemental Cash Flow Information:

Cash paid for interest during the six months ended June 30, 2009 and 2008 was $0.2 million and $2.3 million, respectively.  Income taxes paid, net of refunds, were $2.7 million and $7.6 million, for the six months ended June 30, 2009 and 2008, respectively.

3.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2009 and 2008.

4.	Comprehensive income:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$6,098	$12,731	$12,072	$23,104
Other comprehensive income, net of taxes	5,121	2,222	1,490	6,122
Comprehensive income	$11,219	$14,953	$13,562	$29,226

The only matters contributing to the other comprehensive income during the three and six months ended June 30, 2009 was the foreign currency translation adjustment of $5.2 million and $1.8 million, respectively; the changes in employee benefit accounts of $(47) thousand and $0.5 million, respectively; and the change in the fair value of the derivative instruments of $(0.1) million and $(0.8) million, respectively.  The only matters contributing to the other comprehensive income during the three and six months ended June 30, 2008 was the foreign currency translation adjustment of $0.7 million and $4.1 million, respectively; the changes in employee benefit accounts of $0.1 million and $0.2 million, respectively; and the change in the fair value of the derivative instruments of $1.4 million and $1.8 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Sales
Activated Carbon and Service	$89,383	$95,284	$167,146	$172,182
Equipment	11,327	10,742	22,226	20,439
Consumer	2,380	2,450	4,351	6,186
	$103,090	$108,476	$193,723	$198,807
Income (loss) from continuing operations before depreciation and amortization
Activated Carbon and Service	$13,200	$19,766	$25,082	$37,142
Equipment	962	519	1,937	3,962
Consumer	(17)	16	(162)	722
	14,145	20,301	26,857	41,826
Depreciation and amortization
Activated Carbon and Service	3,549	3,793	6,909	7,276
Equipment	304	280	606	598
Consumer	119	126	233	251
	3,972	4,199	7,748	8,125

Income from operations	10,173	16,102	19,109	33,701

Reconciling items:
Interest income	77	425	204	857
Interest expense	(186)	(2,069)	(207)	(4,156)
Other expense – net	(1,500)	(480)	(1,928)	(570)
Consolidated income from continuing operations before income tax and equity in income (loss) from equity investments	$8,564	$13,978	$17,178	$29,832

	June 30, 2009	December 31, 2008
Total Assets
Activated Carbon and Service	$351,341	$334,675
Equipment	40,202	38,867
Consumer	13,813	13,720
Consolidated total assets	$405,356	$387,262

6.	Derivative Instruments

The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations.  The Company uses cash flow hedges to limit the exposure to changes in natural gas prices.  The natural gas forward contracts generally mature within one to thirty-six months.  The Company also has a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd.  Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge.

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheets were as follows:

	Balance Sheet	June 30,	December 31,
Asset Derivatives	Locations	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$833	$1,153
Currency swap	Other assets	141	662
Natural gas contracts	Other assets	6	0

Total derivatives designated as hedging instruments under SFAS No. 133		980	1,815

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	36	14

Total asset derivatives		$1,016	$1,829

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:

	Balance Sheet	June 30,	December 31,
Liability Derivatives	Locations	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Accounts payable and accrued liabilities	$642	$63
Natural gas contracts	Accounts payable and accrued liabilities	1,667	1,323
Natural gas contracts	Accrued pension and other liabilities	1,067	1,048

Total derivatives designated as hedging instruments under SFAS No. 133		3,376	2,434

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Accounts payable and accrued liabilities	20	39

Total liability derivatives		$3,396	$2,473

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and six month periods ended June 30, 2009 and 2008, respectively

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Six Month Ended
	June 30, 2009	June 30, 2009

Accumulated OCI derivative loss at April 1, 2009 and January 1, 2009, respectively	$2,132	$1,296
Effective portion of changes in fair value	337	1,011
Reclassifications from accumulated OCI derivative gain (loss) to earnings	(32)	130
Accumulated OCI derivative loss at June 30, 2009	$2,437	$2,437

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	June 30,
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	2009	2008

Foreign Exchange Contracts	$1,299	$425
Currency Swap	(527)	18
Natural Gas Contracts	(435)	(1,799)
Total	$337	$(1,356)

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Six Months Ended
	June 30,
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships:	2009	2008

Foreign Exchange Contracts	$478	$(462)
Currency Swap	(521)	175
Natural Gas Contracts	1,054	(3,291)
Total	$1,011	$(3,578)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Three Months Ended
Derivatives in SFAS No. 133 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Cost of products sold	$367	$(87)
Currency Swap	Interest expense	—	(36)
Natural Gas Contracts	Cost of products sold	(399)	46
Total		$(32)	$(77)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Six Months Ended
Derivatives in SFAS No. 133 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Cost of products sold	$691	$(87)
Currency Swap	Interest expense	—	(86)
Natural Gas Contracts	Cost of products sold	(561)	(116)
Total		$130	$(289)

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of Gain or	Three Months Ended
Derivatives in SFAS No. 133 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Other expense – net	$(13)	$(11)
Currency Swap	Other expense – net	—	—
Natural Gas Contracts	Other expense – net	—	—
Total		$(13)	$(11)

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) ***
	Location of Gain or	Six Months Ended
Derivatives in SFAS No. 133 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Other expense – net	$(17)	$(11)
Currency Swap	Other expense – net	—	—
Natural Gas Contracts	Other expense – net	—	—
Total		$(17)	$(11)

*Assuming market rates remain constant with the rates at June 30, 2009, a loss of $1.1 million is expected to be recognized in earnings over the next 12 months.
**For the three months ended June 30, 2009 and 2008, the amount of loss recognized in income represents $13 thousand and $11 thousand, respectively, related to the ineffective portion of the hedging relationships.
***For the six months ended June 30, 2009 and 2008, the amount of loss recognized in income represents $17 thousand and $11 thousand, respectively, related to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	June 30,	December 31,
(in thousands except for mmbtu)	2009	2008
Natural gas contracts (mmbtu)	1,100,000	1,290,000
Foreign exchange contracts	$24,050	$21,386
Currency swap	$3,976	$4,293

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
Derivatives Not Designated as	(Loss) Recognized in	June 30,
Hedging Instruments Under SFAS No. 133:	Income on Derivatives	2009	2008

Foreign Exchange Contracts *	Other expense - net	$(12)	$(78)
Total		$(12)	$(78)

Amount of Gain or (Loss)

		Recognized in Income on
		Derivatives
	Location of Gain or	Six Months Ended
Derivatives Not Designated as	(Loss) Recognized in	June 30,
Hedging Instruments Under SFAS No. 133:	Income on Derivatives	2009	2008

Foreign Exchange Contracts *	Other expense - net	$(169)	$(107)
Total		$(169)	$(107)

*As of June 30, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At June 30, 2009 and December 31, 2008, the balance recorded was $4.0 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  The Company has not incurred any environmental remediation expense for the six month periods ended June 30, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination as to when it will proceed with remediation efforts.

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

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional duties should be imposed to offset the amount of the unfair pricing.  The final tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem.  A formal order imposing final tariffs was published on April 27, 2007.  All imports from China remain subject to the order and antidumping tariffs.  Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory.  Deposits of tariffs are subject to future revision based on retrospective reviews conducted by the Commerce Department.  With one limited exception, the amount of tariffs owed for the period of review can decrease or increase retroactively based on the government’s subsequent review of the actual prices at which the entries were sold.

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

As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to the Bureau of Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 9, 2007.   Thereafter, deposits have been paid at 69.54%.  Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to tariffs.

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that will be paid.  The Company has made deposits of estimated tariffs in two ways.  First, estimated tariffs on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond.  The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review.  The Company’s estimated liability for tariffs during this period of $0.6 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2009.  Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007.  The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries.  This process is briefly described below.

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

The Company currently is in the midst of the first such review.  Because it is the first review conducted under the antidumping duty order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period.   The preliminary results of the review were announced on May 1, 2009 and indicated that Calgon Carbon (Tianjin) Co., Ltd.’s tariff rate could increase from 69.54% to 188.57%.  However, other respondents’ preliminary review results indicated a decline to their tariff rates for the review period.  The announced preliminary review results are based on information provided by respondents that has not yet been verified.  Errors may have been made in the review and the important decisions that affect the tariff are subject to reconsideration before the final results of the review are announced.  The respondents, including Calgon Carbon (Tianjin) Co., Ltd., are subject to additional requests for information and on-site verification by the Commerce Department of the accuracy of the information that has been presented.  The review must be completed no later than early November 2009.  The Company believes that its preliminary rate of 188.57% will be lowered when the final results are announced in November.  In addition, until the tariff rate is finalized in early November 2009, the tariff deposit rate will not change.  For the first six months of 2009, the Company has made tariff deposits on goods imported to the United States totaling $1.0 million.  For the period beginning October 11, 2006 through June 30, 2009, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate would result in an additional payment or refund of approximately $0.5 million.

The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors.  First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing.  Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007.  In July 2008, the Company applied for such a distribution.  In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57% of the total amount available.  The Company anticipates receiving additional amounts in 2009 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.

On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009.  Requests for review were due no later than April 30, 2009.  In its capacity as a U.S. producer, the Company requested reviews of multiple Chinese exporters.  In its capacity as a Chinese exporter, Calgon Carbon (Tianjin) Co., Ltd. requested its own review.  A notice formally initiating the review will be published in the Federal Register in the near future.

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

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies.  Representatives of the SDD attended the August 2008 EPA meeting.  On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government.  The Company provided the SDD with all information requested by the letter in September 2008.  The SDD can suspend or debar a Company from sales to the federal government directly or indirectly through government contractors or with respect to projects funded by the federal government.  In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time.  The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise.  The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s.  The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009.  A final report of the site investigation is scheduled for submittal to NYSDEC in September 2009.

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

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation, which was formed on October 1, 2002.  At June 30, 2009, Calgon Mitsubishi Chemical Corporation had $13.7 million in borrowings from an affiliate of the majority owner of the joint venture.   The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings.  At June 30, 2009, the lender had not requested, and the Company has not provided, such guarantee.

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

The changes in the carrying amounts of goodwill by segment for the six month period ended June 30, 2009 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of January 1, 2009	$19,963	$6,317	$60	$26,340
Foreign exchange	406	67	—	473
Balance as of June 30, 2009	$20,369	$6,384	$60	$26,813

The following is a summary of the Company’s identifiable intangible assets as of June 30, 2009 and December 31, 2008 respectively:

	June 30, 2009
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,005)	$364
Customer Relationships	17.0 Years	9,323	(165)	(6,055)	3,103
Product Certification	7.9 Years	1,682	—	(1,048)	634
Unpatented Technology	20.0 Years	2,875	—	(1,603)	1,272
Total	16.0 Years	$15,249	$(165)	$(9,711)	$5,373

		December 31, 2008
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(961)	$408
Customer Relationships	17.0 Years	9,323	(256)	(5,678)	3,389
Product Certification	7.9 Years	1,682	—	(903)	779
Unpatented Technology	20.0 Years	2,875	—	(1,521)	1,354
Total	16.0 Years	$15,249	$(256)	$(9,063)	$5,930

For the three and six months ended June 30, 2009, the Company recognized $0.3 million and $0.6 million, respectively, of amortization expense related to intangible assets.    For the three and six months ended June 30, 2008, the Company recognized $0.4 million and $0.8 million, respectively, of amortization expense related to intangible assets.    The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2009	$1,299
2010	1,155
2011	847
2012	657
2013	582

9.	Borrowing Arrangements

	June 30,	December 31,
Long-Term Debt	2009	2008
Convertible Senior Notes	$6,000	$6,000
Borrowings under revolving Credit Facility	7,600	—
Industrial revenue bonds	—	2,925
Total	13,600	8,925
Less current portion of long-term debt (net of debt discount)	(5,163)	(7,903)
Less discount on Senior Convertible Notes	(837)	(1,022)
Net	$7,600	$—

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

For the periods ended June 30, 2009 and December 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods.   As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock.

During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability as of June 30, 2009 and December 31, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through June 30, 2009, no contingent events occurred.

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

Effective January 1, 2009, the Company implemented FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $9.2 million as of January 1, 2009.  Under FSP APB 14-1, the Company’s $75.0 million principal amount of Notes has an initial measurement that consists of a liability component of $53.1 million and an equity component of $18.6 million ($11.5 million after the associated deferred tax liability).  The carrying amount of the equity component is $0.4 million and $0.6 million (after tax) at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, the if-converted value of the Notes exceeded its principal amount by approximately $10.3 million.

In accordance with FSP APB 14-1, the debt discount of $21.9 million is being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes).  The effective interest rate for all periods on the liability component is approximately 13.8%.   The Company also incurred original issuance costs of $0.4 million which have been deferred and are being amortized over the same period as the discount.  For the three and six months ended June 30, 2009, the Company recorded interest expense of $0.2 million and $0.3 million related to the Notes, of which $0.1 million and $0.2 million related to the amortization of the discount and $0.1 million and $0.1 million related to contractual coupon interest, respectively.  Similarly, for the three and six months ended June 30, 2008, the Company recorded interest expense of $2.0 million and $3.9 million related to the Notes, of which $1.0 million and $2.0 million related to the amortization of the discount and $1.0 million and $1.9 million related to contractual coupon interest, respectively.  The effect of the retrospective adjustment for the adoption of FSP APB 14-1 for the three and six month periods ended June 30, 2008 was to decrease previously reported net income from continuing operations by $0.5 million and $1.0 million or $0.01 and $0.02 per diluted common share, respectively.

Credit Facility

On August 14, 2008, the Company entered into a third amendment (the “Third Amendment”) to its Credit Facility (the “Prior Credit Facility”).  The Third Amendment permitted borrowings in an amount up to $60.0 million and included a separate U.K. sub-facility and a separate Belgian sub-facility. The Prior Credit Facility permitted the total revolving credit commitment to be increased up to $75.0 million. The facility was scheduled to mature on May 15, 2011. Availability for domestic borrowings under the Prior Credit Facility was based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Prior Credit Facility was conditioned upon various customary conditions.

The Prior Credit Facility was secured by a first perfected security interest in substantially all of the Company’s assets, with limitations under certain circumstances in the case of capital stock of foreign subsidiaries. Certain of the Company’s domestic subsidiaries unconditionally guaranteed all indebtedness and obligations related to domestic borrowings under the Prior Credit Facility. The Company and certain of its domestic subsidiaries also unconditionally guaranteed all indebtedness and obligations under the U.K. sub-facility.

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”).  The Credit Agreement replaces the Company’s Prior Credit Facility, dated as of August 18, 2006.  Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations.  The cash collateral is shown as restricted cash within the condensed consolidated balance sheet as of June 30, 2009.  The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.

The Credit Agreement provides for an initial $95 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014.  So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate.  No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million.  Availability under the Revolving Credit Facility is conditioned upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.5%.  Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at June 30, 2009 was $85 million, after considering current borrowings and outstanding letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) a rate based on the average published LIBOR rates for comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate as of June 30, 2009 was 3.50%.

The Company incurred debt issuance costs of $1.0 million which were deferred and are being amortized over the term of the debt.  As of June 30, 2009, outstanding borrowings under the Revolving Credit Facility are $7.6 million and are classified as long term within the condensed consolidated balance sheet.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Revolving Credit Facility.  The Company’s obligations under the Revolving Credit Facility are secured by a first perfected security interest in certain of the domestic assets of the Company and the subsidiary guarantors, including certain real property, inventory, accounts receivable, equipment and capital stock of the Company’s domestic subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.  The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the Agreement if certain conditions are met.  Including the extension of time granted by the lenders related to certain administrative post-closing items surrounding the transition to the new Credit Agreement, the Company was in compliance with all such covenants as of June 30, 2009.

Industrial Revenue Bonds

The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2008, bore interest at a variable rate, matured in April 2009, and were retired.  These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Credit Facility

The Company maintains a Belgian credit facility totaling 1.5 million euros which is secured by a U.S. letter of credit.  There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2009 and December 31, 2008.  Bank guarantees of 0.9 million euros were issued as of June 30, 2009.  The maturity date of this facility is September 30, 2009. Availability under this facility was 0.6 million euros at June 30, 2009.

Chinese Credit Facility

The Company previously maintained a Chinese credit facility totaling 11.0 million RMB or $1.6 million which was secured by a U.S. letter of credit.  The maturity date of this facility was December 25, 2009.  The credit facility was fully repaid in June 2009 and was effectively closed.

Fair Value of Debt

At June 30, 2009, the Company had $6.0 million of fixed rate Senior Convertible Notes outstanding.  The fair value of these Notes at June 30, 2009 was $16.3 million.  The increase in value is mainly due to the increase in the Company’s common stock price and its impact on the conversion features of the Notes.  The $7.6 million of long-term debt related to borrowings under the Credit Agreement is based on the prime rate, and accordingly, the carrying value of this obligation approximates its fair value.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at June 30, 2009 of $6.0 million in 2011 and $7.6 million in 2014. See also the section entitled “5.00% Convertible Senior Notes due in 2036” related to the holders’ optional conversion right as of June 30, 2009 and December 31, 2008.

Interest Expense

The Company’s interest expense for the three months ended June 30, 2009 and 2008 totaled $0.2 million and $2.1 million, respectively, and for the six months ended June 30, 2009 and 2008 totaled $0.2 million and $4.2 million, respectively.  These amounts are net of interest costs capitalized of $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively.

10. Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2009	2008	2009	2008
Service cost	$187	$261	$384	$517
Interest cost	1,157	1,226	2,370	2,398
Expected return on plan assets	(872)	(1,342)	(1,785)	(2,696)
Amortization of prior service cost	27	60	78	121
Net amortization	457	118	969	192
Net periodic pension cost	$956	$323	$2,016	$532

The expected long-term rate of return on plan assets is 8.00% in 2009.

Employer Contributions

In its 2008 financial statements, the Company disclosed that it expected to contribute $1.1 million to its U.S. pension plans in 2009.  As of June 30, 2009, the Company has not made any contributions.  The Company currently expects to contribute $10.4 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2009	2008	2009	2008
Service cost	$122	$203	$244	$406
Interest cost	407	514	814	1,028
Expected return on plan assets	(269)	(387)	(538)	(774)
Amortization of prior service cost	10	12	20	24
Net amortization	27	8	54	16
Net periodic pension cost	$297	$350	$594	$700

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2009.

Employer Contributions

In its 2008 financial statements, the Company disclosed that it expected to contribute $1.7 million to its European pension plans in 2009.  As of June 30, 2009, the Company contributed $0.7 million.  The Company expects to contribute the remaining $1.0 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation.  In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors.  Employer matching contributions for non-represented employees vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan.  For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees.  For bargaining unit employees at the Neville Island facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen.  Employer matching contributions for bargaining unit employees vest immediately.  The Company realized a $0.5 million curtailment gain during the third quarter of 2008 as a result of freezing the aforementioned plan.  Total expenses related to the defined contribution plans were $0.2 million and $0.8 million for the three and six months ended June 30, 2009, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2008, respectively.

11. Earnings Per Share

Computation of basic and diluted net income per common share from continuing operations is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Income from continuing operations available
to common shareholders	$6,098	$9,284	$12,072	$19,657
Income from discontinued operations available
to common shareholders	—	3,447	—	3,447
Net income available to common shareholders	$6,098	$12,731	$12,072	$23,104
Weighted Average Shares Outstanding
Basic	54,331,467	40,558,818	54,224,885	40,399,608
Effect of Dilutive Securities	1,953,847	11,466,071	1,957,853	11,490,896
Diluted	56,285,314	52,024,889	56,182,738	51,890,504
Net income per common share
Basic:
Income from continuing operations	$.11	$.23	$.22	$.49
Income from discontinued operations	—	.09	—	.08
Total	$.11	$.32	$.22	$.57

Diluted:
Income from continuing operations	$.11	$.18	$.21	$.38
Income from discontinued operations	—	.06	—	.07
Total	$.11	$.24	$.21	$.45

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 169,425 and 80,625 for the three months ended June 30, 2009 and 2008, respectively, and 169,425 and 80,625 for the six months ended June 30, 2009 and 2008, respectively.

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

Condensed consolidating unaudited financial information for Calgon Carbon Corporation (issuer); Calgon Carbon Investments Inc., Chemviron Carbon Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Speakman Ltd., Lakeland Processing Ltd., Charcoal Cloth (International) Ltd., BSC Columbus LLC, and CCC Columbus LLC (guarantor subsidiaries); and the non-guarantor subsidiaries are as follows:

	Condensed Consolidating Statements of Operations Three months ended June 30, 2009
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$92,836	$10,132	$13,942	$(13,820)	$103,090
Cost of products sold	63,336	8,299	12,504	(13,820)	70,319
Depreciation and amortization	3,487	263	222	—	3,972
Selling, general and administrative expenses	14,942	1,043	1,395	—	17,380
Research and development expense	1,156	90	—	—	1,246
Interest (income) expense – net	3,016	(2,819)	(88)	—	109
Other expense	917	502	81	—	1,500
Provision (benefit) for income taxes	3,714	(49)	(772)	—	2,893
Results of affiliates’ operations	3,830	1,138	—	(4,968)	—
Equity in income from equity investments	—	—	427	—	427

Net income (loss)	$6,098	$3,941	$1,027	$(4,968)	$6,098

	Condensed Consolidating Statements of Operations Six months ended June 30, 2009
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$177,584	$17,679	$28,189	$(29,729)	$193,723
Cost of products sold	123,328	14,227	23,707	(29,729)	131,533
Depreciation and amortization	6,807	513	428	—	7,748
Selling, general and administrative expenses	28,714	2,067	2,344	—	33,125
Research and development expense	2,040	168	—	—	2,208
Interest (income) expense – net	5,796	(5,626)	(167)	—	3
Other expense	1,146	648	134	—	1,928
Provision (benefit) for income taxes	6,146	(30)	(142)	—	5,974
Results of affiliates’ operations	8,465	1,245	—	(9,710)	—
Equity in income from equity investments	—	—	868	—	868
Net income (loss)	$12,072	$6,957	$2,753	$(9,710)	$12,072

	Condensed Consolidating Statements of Operations Three months ended June 30, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$102,896	$12,595	$14,310	$(21,325)	$108,476
Cost of products sold	71,227	9,510	11,609	(21,325)	71,021
Depreciation and amortization	3,519	491	189	—	4,199
Selling, general and administrative expenses	13,709	1,372	1,070	—	16,151
Research and development expense	883	120	—	—	1,003
Interest (income) expense – net	5,216	(3,333)	(239)	—	1,644
Other expense	41	248	191	—	480
Provision for income taxes	3,990	189	376	—	4,555
Results of affiliates’ operations	8,420	910	—	(9,330)	—
Equity in loss from equity investments	—	—	(137)	(2)	(139)
Income (loss) from continuing operations	12,731	4,908	977	(9,332)	9,284

Income from discontinued operations	—	—	3,447	—	3,447

Net income (loss)	$12,731	$4,908	$4,424	$(9,332)	$12,731

	Condensed Consolidating Statements of Operations Six months ended June 30, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net sales	$183,456	$23,889	$25,277	$(33,815)	$198,807
Cost of products sold	127,685	17,847	21,069	(33,815)	132,786
Depreciation and amortization	6,923	832	370	—	8,125
Selling, general and administrative expenses	26,629	2,610	2,112	—	31,351
Research and development expense	1,875	219	—	—	2,094
Gain on AST Settlement	(9,250)	—	—		(9,250)
Interest (income) expense – net	10,569	(6,838)	(432)	—	3,299
Other (income) expense – net	(73)	443	200	—	570
Provision for income taxes	9,560	465	449	—	10,474
Results of affiliates’ operations	13,566	1,465	—	(15,031)	—
Equity in income from equity investments	—	—	299	—	299
Income (loss) from continuing operations	23,104	9,776	1,808	(15,031)	19,657
Income from discontinued operations	—	—	3,447	—	3,447

Net income (loss)	$23,104	$9,776	$5,255	$(15,031)	$23,104

	Condensed Consolidating Balance Sheets
	June 30, 2009
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash & Cash Equivalents	$12,288	$2,228	$19,912	$(15,908)	$18,520
Receivables	52,885	14,348	7,004	(8,689)	65,548
Inventories	79,424	8,593	6,363	61	94,441
Other current assets	18,822	954	3,516	—	23,292
Total current assets	163,419	26,123	36,795	(24,536)	201,801

Intercompany accounts receivable	54,688	193,101	10,037	(257,826)	—
Property, plant, and equipment, net	129,449	6,507	7,818	—	143,774
Intangibles	3,051	2,322	—	—	5,373
Goodwill	16,674	7,595	2,544	—	26,813
Equity investments	276,680	100,835	10,846	(377,325)	11,036
Other assets	9,814	2,319	4,426	—	16,559
Total assets	$653,775	$338,802	$72,466	$(659,687)	$405,356

Current portion of long-term debt	$5,163	$—	$—	$—	$5,163
Accounts payable	37,496	16,310	2,851	(11,265)	45,392
Other current liabilities	26,847	351	1,258	(19,271)	9,185
Total current liabilities	69,506	16,661	4,109	(30,536)	59,740

Intercompany accounts payable	189,336	47,001	15,499	(251,836)	—
Long-term debt	7,600	—	—	—	7,600
Other non-current liabilities	119,000	10,118	8,786	(68,221)	69,683
Shareholders' equity	268,333	265,022	44,072	(309,094)	268,333
Total liabilities and shareholders' equity	$653,775	$338,802	$72,466	$(659,687)	$405,356

	Condensed Consolidating Balance Sheets
	December 31, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Cash and Cash Equivalents	$1,598	$3,067	$23,351	$(11,266)	$16,750
Receivables	53,709	13,443	5,547	(8,184)	64,515
Inventories	78,517	6,509	8,638	61	93,725
Other current assets	21,948	921	2,729	—	25,598
Total current assets	155,772	23,940	40,265	(19,389)	200,588

Intercompany accounts receivable	53,704	185,535	4,526	(243,765)	—
Property, plant, and equipment, net	109,348	5,872	7,740	—	122,960
Intangibles	3,506	2,424	—	—	5,930
Goodwill	16,674	7,189	2,477	—	26,340
Equity investments	267,730	100,202	11,566	(367,751)	11,747
Other assets	13,081	1,928	4,688	—	19,697
Total assets	$619,815	$327,090	$71,262	$(630,905)	$387,262

Short-term debt	$—	$—	$1,605	$—	$1,605
Current portion of long-term debt	7,903	—	—	—	7,903
Accounts payable	36,081	15,317	2,887	(9,999)	44,286
Other current liabilities	24,529	278	1,621	(14,678)	11,750
Total current liabilities	68,513	15,595	6,113	(24,677)	65,544

Intercompany accounts payable	180,197	44,717	13,623	(238,537)	—
Long-term debt	—	—	—	—	—
Other non-current liabilities	117,828	9,559	9,274	(68,220)	68,441
Shareholders' equity	253,277	257,219	42,252	(299,471)	253,277
Total liabilities and shareholders' equity	$619,815	$327,090	$71,262	$(630,905)	$387,262

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2009
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by operating activities	$22,348	$4,020	$3,237	$—	$29,605
Investing activities:
Property, plant and equipment expenditures	(27,814)	39	(421)	—	(28,196)
Investment (in) from affiliates	—	(997)	997	—	—
Cash pledged for collateral	(11,019)	—	—	—	(11,019)
Net cash (used in) provided by investing activities	(38,833)	(958)	576	—	(39,215)
Financing activities:
Net borrowings (repayments)	9,320	—	(1,608)	(4,642)	3,070
Intercompany and equity transactions	8,189	(5,314)	(2,875)	—	—
Other	(1,459)	—	—	—	(1,459)
Excess tax benefit for stock-based compensation	362	—	—	—	362
Net cash provided by (used in) financing activities	16,412	(5,314)	(4,483)	(4,642)	1,973
Effect of exchange rate changes on cash and cash equivalents	(256)	1,413	(2,769)	—	(1,612)
Decrease in cash and cash equivalents	(329)	(839)	(3,439)	(4,642)	(9,249)
Cash and cash equivalents, beginning of period	1,598	3,067	23,351	(11,266)	16,750
Cash and cash equivalents, end of period	$1,269	$2,228	$19,912	$(15,908)	$7,501

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2008
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Consolidated

Net cash provided by (used in) operating activities	$14,584	$7,876	$(4,150)	$(178)	$18,132
Investing activities:
Property, plant and equipment expenditures	(11,276)	(268)	(258)	—	(11,802)
Investment (in) from affiliates	—	(45)	45	—	—
Other	331	—	—	—	331
Net cash used in investing activities	(10,945)	(313)	(213)	—	(11,471)
Financing activities:
Net borrowings (repayments)	(5,322)	—	—	5,322	—
Intercompany and equity transactions	6,300	(7,506)	1,206	—	—
Other	1,720	—	—	—	1,720
Excess tax benefit for stock-based compensation	970	—	—	—	970
Net cash provided by (used in) financing activities	3,668	(7,506)	1,206	5,322	2,690
Effect of exchange rate changes on cash and cash equivalents	(1,808)	(681)	1,205	178	(1,106)
Increase (decrease) in cash and cash equivalents	5,499	(624)	(1,952)	5,322	8,245
Cash and cash equivalents, beginning of period	20,802	3,683	25,930	(20,111)	30,304
Cash and cash equivalents, end of period	$26,301	$3,059	$23,978	$(14,789)	$38,549

13.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees.  Related party sales transactions were $4.4 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively, and $9.1 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively.  Receivables from equity investees amounted to $4.6 million and $2.2 million at June 30, 2009 and December 31, 2008, respectively.  The Company’s equity investees are included in the Activated Carbon and Service segment.

14.	Income Taxes

Unrecognized Income Tax Benefits

As of June 30, 2009 and December 31, 2008, the Company’s gross unrecognized income tax benefits were $11.8 million and $12.2 million, respectively.  If recognized, $9.7 million and $10.0 million of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2009 and December 31, 2008, respectively.  The Company estimates that approximately $0.5 million of unrecognized tax benefits will be realized in the next twelve months as a result of the expiration of statute limitations in various tax jurisdictions.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and should be applied prospectively. The disclosures required by SFAS 165 are reflected in Note 16.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s financial position, results of operations or cash flows.

16.	Other

The Company has evaluated subsequent events through August 7, 2009, the date it filed its report on Form 10-Q for the quarter ended June 30, 2009 with the SEC, and has no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Continuing Operations

Consolidated net sales decreased by $5.4 million or 5.0% and $5.1 million or 2.6% for the quarter and year-to-date periods ended June 30, 2009, respectively, versus the quarter and year to date periods ended June 30, 2008.  Net sales for the quarter and year-to-date periods ended June 30, 2009 for the Activated Carbon and Service segment decreased $5.9 million or 6.2% and $5.0 million or 2.9%, respectively, versus the similar 2008 periods.  The decline in sales for the quarter and year-to-date periods ended June 30, 2009 was primarily the result of reduced sales volume and foreign currency translation partially offset by favorable carbon product pricing.  The sales volume decline experienced during the quarter and year-to-date periods ended June 30, 2009, was 17.6% and 15.4%, respectively, as compared to the similar 2008 periods as a result of the global economic slowdown.  The volume descreases were primarily in the potable water, environmental water treatment, industrial process, and food markets.  Foreign currency translation had a negative impact of $5.1 million and $9.8 million, respectively, for the quarter and year-to-date periods ended June 30, 2009 due to the stronger U.S. dollar.  Partially offsetting the negative effects of volume and foreign currency translation was favorable pricing of  approximately 21%, respectively, for the quarter and year-to-date periods ended June 30, 2009 as compared to the similar 2008 periods.  Net sales for the Equipment segment increased $0.6 million or 5.4% and $1.8 million or 8.7%, respectively, for the quarter and year-to-date periods ended June 30, 2009 versus the comparable 2008 periods.  The increase for both periods was primarily due to higher revenue for ultra violet light (UV) systems used in the disinfection of drinking water related to major contracts for installations that were awarded in 2008.  Also contributing to the year-to-date increase was an increase in demand for ion exchange systems in Asia.  Foreign currency translation had a negative impact of $0.3 million and $0.5 million, respectively, for the quarter and year-to-date periods ended June 30, 2009.  Net sales for the Consumer segment for the quarter ended June 30, 2009 were comparable to the similar 2008 period.   However, net sales for the year-to-date period ended June 30, 2009 decreased by $1.8 million or 29.7% versus the similar 2008 period primarily due to the negative impact of foreign currency translation of $1.1 million. Also contributing to the decline, was the lower demand for activated carbon cloth that occurred in the first three months of 2009 of approximately $0.3 million as well as the continued decline in demand for the Company’s PreZerve® products of $0.4 million.  The total negative impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended June 30, 2009 was $6.0 million and $11.3 million, respectively.

Net sales less cost of products sold, as a percentage of net sales, was 31.8% for the quarter ended June 30, 2009 as compared to 34.5% for the similar 2008 period, a decline of 2.7% or $5.4 million.   Net sales less cost of products sold, as a percentage of net sales, was 32.1% for the year-to-date period ended June 30, 2009 as compared to 33.2%, a decline of 1.1% or $4.8 million for the similar 2008 period.  The Activated Carbon and Service segment decreased by 3.2% or $5.4 million and 1.4% or $4.8 million, respectively, for the quarter and year-to-date periods ended June 30, 2009 which was related to a shift in sales mix from company-produced carbons to more costly outsourced carbons.  Also contributing to the decline were increased plant maintenance costs at certain of the Company’s production facilities which had been delayed in 2008 in order to meet demand of $1.4 million and $3.0 million for the quarter and year-to-date periods ended June 30, 2009, respectively, versus the similar 2008 periods.  With the April 2009 re-start of B-Line at the Company’s Cattletsburg, Kentucky facility, which added increased capacity, the Company has focused on executing these maintenance activities which are expected to continue, to a lesser extent, possibly throughout the remainder of the year.  The Equipment segment increased 0.5% or $0.9 million and 0.6% and $2.1 million, respectively, for the quarter and year-to-date periods ended June 30, 2009 which was principally related to stronger pricing.  The Consumer segment was comparable for the quarter ended June 30, 2009, but decreased by 0.3% or $1.1 million, for the year-to-date period ended June 30, 2009 as compared to the 2008 period due to higher costs associated with plant production issues and carbon cloth raw material. The Company’s cost of products sold excludes depreciation therefore it may not be comparable to that of other companies.

The depreciation and amortization decrease of $0.2 million and $0.3 million during the quarter and year-to-date periods ended June 30, 2009, respectively, versus the similar 2008 periods was primarily due to decreased depreciation resulting from an increase in fully depreciated fixed assets.  The Company expects that future depreciation will be higher due to the significant capital improvements at its Catlettsburg, Kentucky plant including the April 2009 re-start of a previously idled production line.

Selling, general and administrative expenses increased $1.2 million and $1.8 million for the quarter and year-to-date periods ended June 30, 2009, respectively, versus the comparable 2008 periods.  The increase for both periods was due to increased employee-related benefit costs of $1.0 million and $1.7 million, respectively. Bad debt expense also increased by $0.5 million and $0.7 million, respectively, for both periods in part due to a 2008 recovery of $0.4 million related to receivables previously considered uncollectible.  Partially offsetting the increase for the year-to-date period ended June 30, 2009 was a decrease in legal expense of $0.6 million.

Research and development expenses for the quarter and year-to-date periods ended June 30, 2009 were comparable to the similar 2008 periods.

The $9.3 million gain on AST settlement for the quarter and year-to-date periods ended June 30, 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of Advanced Separation Technologies Inc. (“AST”) in 1996.  Of the settlement amount, approximately $5.3 million was recorded in the Activated Carbon and Service segment and $4.0 million was recorded in the Equipment segment (See Note 7).

Other expense for the quarter and year-to-date periods ended June 30, 2009 increased $1.0 million and $1.4 million as compared to the similar 2008 periods.  The increase is primarily due to the write-off of $0.8 million of financing fees related to the Company’s Prior Credit Facility which occurred during the quarter ended June 30, 2009 (See Note 9).   Also contributing to the increase in both periods was the negative impact of foreign exchange on unhedged positions.

Interest income for the quarter and year-to-date periods ended June 30, 2009 decreased $0.3 million and $0.7 million, respectively, primarily due to the lower average cash balances carried in 2009 as compared to 2008.

Interest expense for the quarter and year-to-date periods ended June 30, 2009 decreased $1.9 million and $3.9 million, respectively, versus the similar 2008 periods.  The decrease is primarily a result of the conversion of a substantial portion of the Company’s Senior Convertible Notes (“Notes”) that occurred in the last half of 2008 as well as the adoption of FSP APB 14-1 which had a retrospective increase of $0.9 million and $1.7 million, respectively, on the quarter and year-to-date periods ended June 30, 2008 (See Note 9).

The income tax provision decreased $1.7 million and $4.5 million, respectively, for the quarter and year-to-date periods ended June 30, 2009 versus similar 2008 periods.  The decrease for both periods was primarily due to the decrease in income from operations before income tax and equity in income from equity investments of $5.4 million and $12.7 million, respectively.

The effective tax rate for the year-to-date period ended June 30, 2009 was 34.8% compared to 35.3% for the year-to-date period ended June 30, 2008.  The year-to-date period ended June 30, 2009 tax rate was lower than the federal statutory income tax rate due to the effective settlement of uncertain tax positions upon completion of a tax audit which lowered the tax rate by 2.8%.  The decrease more than offset increases in the effective tax rate resulting from permanent items, state income taxes, and revisions to the Company’s annualized estimate of pre-tax earnings by jurisdiction.  The year-to-date period ended June 30, 2008 tax rate was higher than the statutory federal income tax rate mainly due to permanent items and state income taxes.

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

Equity in income from equity investments increased $0.6 million for both the quarter and year-to-date periods ended June 30, 2009 as compared to the similar 2008 periods primarily due to increased sales volume of carbon products as a result of a large municipal fill in 2009.

Discontinued Operations
Income from discontinued operations was $3.4 million for the quarter and year-to-date periods ended June 30, 2008 and was primarily due to the final adjustment to the sale price of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $29.6 million for the period ended June 30, 2009 compared to $18.1 million for the comparable 2008 period.  The $11.5 million increase is primarily due to improved working capital changes of $10.2 million which were primarily driven by decreases of $7.9 million in receivables and $4.4 million in inventory.

Common stock dividends were not paid during the quarter and year-to-date periods ended June 30, 2009 and 2008, respectively.

Total debt at June 30, 2009 was $12.8 million, a $3.3 million increase from December 31, 2008.  The increase was solely attributed to the required cash collateral pursuant to the Company’s transition to its new credit facility.  Absent this, the Company’s debt would have decreased by $4.5 million as a result of the repayment of the China credit facility and the Mississippi Industrial Revenue bonds of $1.6 million and $2.9 million, respectively, which occurred during the period ended June 30, 2009.  Refer to Note 9 for additional information.

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

For the periods ended June 30, 2009 and December 31, 2008, the last reported sale price of the Company’s common stock was greater than 120% of the conversion price of the Notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of each of the aforementioned quarterly periods.   As a result, the holders of the Notes have had the right to convert the Notes into cash and shares of common stock.

During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.

Due to the conversion rights of the holders of the Notes, the Company has classified the remaining principal amount of outstanding Notes as a current liability as of June 30, 2009 and December 31, 2008.

The initial conversion rate is 196.0784 shares of the Company’s common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $5.10 per share of common stock.  The conversion rate is subject to adjustment in some events, including the payment of a dividend on the Company’s common stock, but will not be adjusted for accrued interest, including any additional interest.  In addition, following certain fundamental changes (principally related to changes in control) that occur prior to August 15, 2011, the Company will increase the conversion rate for holders who elect to convert Notes in connection with such fundamental changes in certain circumstances. The Company considered EITF 00-27 issue 7 which indicates that if a reset of the conversion rate due to a contingent event occurs, the Company would need to calculate if there is a beneficial conversion and record if applicable. Through June 30, 2009, no contingent events occurred.

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

Effective January 1, 2009, the Company implemented FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $9.2 million as of January 1, 2009.  Under FSP APB 14-1, the Company’s $75.0 million principal amount of Notes has an initial measurement that consists of a liability component of $53.1 million and an equity component of $18.6 million ($11.5 million after the associated deferred tax liability).  The carrying amount of the equity component is $0.4 million (after tax) at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, the if-converted value of the Notes exceeded its principal amount by approximately $10.3 million.

In accordance with FSP APB 14-1, the debt discount of $21.9 million is being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes).  The effective interest rate for all periods on the liability component is approximately 13.8%.   The Company also incurred original issuance costs of $0.4 million which have been deferred and are being amortized over the same period as the discount.  For the three and six months ended June 30, 2009, the Company recorded interest expense of $0.2 million and $0.3 million related to the Notes, of which $0.1 million and $0.2 million related to the amortization of the discount and $0.1 million and $0.1 million related to contractual coupon interest, respectively.  Similarly, for the three and six months ended June 30, 2008, the Company recorded interest expense of $2.0 million and $3.9 million related to the Notes, of which $1.0 million and $2.0 million related to the amortization of the discount and $1.0 million and $1.9 million related to contractual coupon interest, respectively.  The effect of the retrospective adjustment for the adoption of FSP APB 14-1 for the three and six month periods ended June 30, 2008 was to decrease previously reported net income from continuing operations by $0.5 million and $1.0 million or $0.01 and $0.02 per diluted common share, respectively.

Credit Facility

On August 14, 2008, the Company entered into a third amendment (the “Third Amendment”) to its Credit Facility (the “Prior Credit Facility”).  The Third Amendment permitted borrowings in an amount up to $60.0 million and included a separate U.K. sub-facility and a separate Belgian sub-facility. The Prior Credit Facility permitted the total revolving credit commitment to be increased up to $75.0 million. The facility was scheduled to mature on May 15, 2011. Availability for domestic borrowings under the Prior Credit Facility was based upon the value of eligible inventory, accounts receivable and property, plant and equipment, with separate borrowing bases to be established for foreign borrowings under a separate U.K. sub-facility and a separate Belgian sub-facility. Availability under the Prior Credit Facility was conditioned upon various customary conditions.

The Prior Credit Facility was secured by a first perfected security interest in substantially all of the Company’s assets, with limitations under certain circumstances in the case of capital stock of foreign subsidiaries. Certain of the Company’s domestic subsidiaries unconditionally guaranteed all indebtedness and obligations related to domestic borrowings under the Prior Credit Facility. The Company and certain of its domestic subsidiaries also unconditionally guaranteed all indebtedness and obligations under the U.K. sub-facility.

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”).  The Credit Agreement replaces the Company’s Prior Credit Facility, dated as of August 18, 2006.  Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations.  The cash collateral is shown as restricted cash within the condensed consolidated balance sheet as of June 30, 2009.  The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.

The Credit Agreement provides for an initial $95 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014.  So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate.  No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million.  Availability under the Revolving Credit Facility is conditioned upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.5%.  Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan.  Total availability under the Revolving Credit Facility at June 30, 2009 was $85 million, after considering current borrowings and outstanding letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) a rate based on the average published LIBOR rates for comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate as of June 30, 2009 was 3.50%.

The Company incurred debt issuance costs of $1.0 million which were deferred and are being amortized over the term of the debt.  As of June 30, 2009, outstanding borrowings under the Revolving Credit Facility are $7.6 million and are classified as long term within the condensed consolidated balance sheet.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Revolving Credit Facility.  The Company’s obligations under the Revolving Credit Facility are secured by a first perfected security interest in certain of the domestic assets of the Company and the subsidiary guarantors, including certain real property, inventory, accounts receivable, equipment and capital stock of the Company’s domestic subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.  The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the Agreement if certain conditions are met.  Including the extension of time granted by the lenders related to certain administrative post-closing items surrounding the transition to the new Credit Agreement, the Company was in compliance with all such covenants as of June 30, 2009.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2009, there have been no significant changes in the payment terms of debt, lease agreements, and unconditional purchase obligations since December 31, 2008, other than the addition of long term debt amounts under the new Credit Agreement entered into in May 2009.  Although there have not been any changes in the Company’s required minimum funding contributions to its pension plans, due to the underfunded status of its U.S. pension plans, the Company is currently planning $10.4 million of discretionary cash contributions on or before September 15, 2009.    The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2008, as adjusted for the changes attributable to the new Credit Agreement, as well as the impact of FSP APB 14-1.

	Due in
(Thousands)	2009(1)	2010	2011	2012	2013	Thereafter	Total
Short-term debt	$1,605	$—	$—	$—	$—	$—	$1,605
Current portion of Long-term debt(2)	2,925	—	4,978	—	—	—	7,903
Long-term debt	—	—	—	—	—	7,600	7,600
Operating leases	5,727	5,097	4,515	4,247	3,765	7,783	31,134
Unconditional purchase obligations(3)	26,175	25,600	23,318	1,575	1,575	263	78,506
Total contractual cash Obligations(4)	$36,432	$30,697	$32,811	$5,822	$5,340	$15,646	$126,748

(1) The 2009 amounts include payments of $1.6 million and $2.9 million for short-term and current portion of long-term debt, respectively, that were made during the six months ended June 30, 2009.
(2) The 2011 maturity includes debt discount of $1,022.  This amount is classified as currently payable at December 31, 2008.  See Note 9.
(3) Primarily for the purchase of raw materials, transportation, and information systems services.
(4) Interest on debt obligations Notes was excluded as it is not material.

The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a stand alone basis.  Any additional needs will be funded by cash on hand or borrowings under the Company’s credit facility.  Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that cash on hand and borrowings will adequately support each of the segments cash needs over the next twelve months.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $28.2 million for the six months ended June 30, 2009 (with $0.5 million of this amount reflected as a non-cash decrease in accounts payable and accrued liabilities) compared to expenditures of $11.8 million for the same period in 2008.  The expenditures for the period ended June 30, 2009 consisted primarily of improvements to the Company’s manufacturing facilities of $23.1 million, of which $7.9 million was directly related to the April 2009 re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility and $7.8 million related to a new pulverization facility at the same location, and $2.2 million for customer capital.  The comparable 2008 period consisted primarily of expenditures to the Company’s manufacturing facilities of $9.1 million, of which $5.3 million was directly related to the planned re-start of a previously idled a production line at the Company’s Catlettsburg, Kentucky facility, $0.9 million related to improvements to information systems, and customer capital of $1.3 million.    Capital expenditures for 2009 are projected to be approximately $55.0 million to $60.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Labor Agreements

The labor agreement for the Company’s workforce at its Catlettsburg, Kentucky facility expired on April 2, 2009.  The parties are working under an extension of the expired agreement as they continue to negotiate the terms and conditions of a multi-year replacement agreement.

Regulatory Matters:

Each of the Company’s U.S. production facilities has permits and licenses regulating air emissions and water discharges.  All of the Company’s U.S. production facilities are controlled under permits issued by local, state and federal air pollution control entities.  The Company is presently in compliance with these permits. Continued compliance will require administrative control and will be subject to any new or additional standards.  In May 2003, the Company partially discontinued operation of one of its three activated carbon lines at its Catlettsburg, Kentucky facility known as B-line.  The Company needed to install pollution abatement equipment in order to remain in compliance with state requirements regulating air emissions before resuming full operation of this line.  During 2008, the Company installed state of the art wet scrubbers and made process improvements to B-line.  The Company invested approximately $21 million to upgrade and abate B-line which was put into production in April 2009.

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At June 30, 2009 and December 31, 2008, the balance recorded was $4.0 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  The Company has not incurred any environmental remediation expense for the six month periods ended June 30, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination as to when it will proceed with remediation efforts.

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

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies.  Representatives of the SDD attended the August 2008 EPA meeting.  On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government.  The Company provided the SDD with all information requested by the letter in September 2008.  The SDD can suspend or debar a Company from sales to the federal government directly or indirectly through government contractors or with respect to projects funded by the federal government.   The Company estimates that revenue from sales made directly to the federal government or indirectly through government contractors comprised less than 3% of its total revenue for the six month period ended June 30, 2009. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding.  In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time.  The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise.  The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s.  The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009.  A final report of the site investigation is scheduled for submittal to NYSDEC in September 2009.

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

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional tariffs should be imposed to offset the amount of the unfair pricing.  The final tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem.  A formal order imposing final tariffs was published on April 27, 2007.  All imports from China remain subject to the order and antidumping tariffs.  Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory.  Deposits of tariffs are subject to future revision based on retrospective reviews conducted by the Commerce Department.  With one limited exception, the amount of duties owed for the period of review can decrease or increase retroactively based on the government’s subsequent review of the actual prices at which the entries were sold.

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

As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to the Bureau of Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 9, 2007.   Thereafter, deposits have been paid at 69.54%.  Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to tariffs.

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that will be paid.  The Company has made deposits of estimated tariffs in two ways.  First, estimated tariffs on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond.  The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review.  The Company’s estimated liability for tariffs during this period of $0.6 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2009.  Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007.  The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries.  This process is briefly described below.

The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found.  To do this, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period.  These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of duties that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found.  Where the actual amount of tariffs owed increases, the government will require payment of the difference plus interest.  Conversely, when the tariff rate decreases, any difference is refunded with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.

The Company currently is in the midst of the first such review.  Because it is the first review conducted under the antidumping duty order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period.  The preliminary results of the review were announced on May 1, 2009 and indicated that Calgon Carbon (Tianjin) Co., Ltd.’s tariff rate could increase from 69.54% to 188.57%.  However, other respondents’ preliminary review results indicated a decline to their tariff rates for the review period.  The announced preliminary review results are based on information provided by respondents that has not yet been verified.  Errors may have been made in the review and the important decisions that affect the tariff are subject to reconsideration before the final results of the review are announced.  The respondents, including Calgon Carbon (Tianjin) Co., Ltd., are subject to additional requests for information and on-site verification by the Commerce Department of the accuracy of the information that has been presented.  The review must be completed no later than early November 2009.  The Company believes that its preliminary rate of 188.57% will be lowered when the final results are announced in November.   In addition, until the tariff rate is finalized in early November 2009, the tariff deposit rate will not change.  For the first six months of 2009, the Company has made tariff deposits on goods imported to the United States totaling $1.0 million.  For the period beginning October 11, 2006 through June 30, 2009, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate would result in an additional payment or refund of approximately $0.5 million.

The contingent liability relating to duties paid on imports is somewhat mitigated by two factors.  First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing.  Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007.  In July 2008, the Company applied for such a distribution.  In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57% of the total amount available.  The Company anticipates receiving additional amounts in 2009 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.

On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009.  Requests for review were due no later than April 30, 2009.  In its capacity as a U.S. producer, the Company requested reviews of multiple Chinese exporters.  In its capacity as a Chinese exporter, Calgon Carbon (Tianjin) Co., Ltd. requested its own review.  A notice formally initiating the review will be published in the Federal Register in the near future.

Outlook

Sales growth in 2009 remains extremely challenging for the Company due to lower demand primarily in the industrial, home water filter, and specialty carbon markets brought about by the continuing worldwide economic slowdown.

In 2009, the Company began to experience the impact of the decline of overall global economic conditions that most companies began to experience during the latter part of 2008.    In the first six months of 2009, the Company began to see a sales volume decline in all geographic regions from its industrial customer base as many manufacturers were scaling back or shutting down operations. Just prior to that decline, the Company initiated a price increase to most customers in order to pass on the higher costs of production realized since its previous price increase earlier in 2008. In some areas of the world, such as Europe, lower demand led to more aggressive pricing from smaller competitors. By the end of the first quarter of 2009, the Company began to see its volume decline spread to its municipal water market as a result of the flexibility some municipalities have in delaying the replacement of activated carbon used for taste and odor control. The market slowdown has also resulted in lower demand requirements for treated water from its industrial customers. The Company believes that any improvement in the current demand situation will trail the improvement of the general economic recovery by three to six months. In response, the Company’s Datong, China plant was temporarily idled in May 2009.  It will continue to remain idle until global demand requires its operation which management believes could occur as early as the fourth quarter of 2009. The Company anticipates that its cash and existing borrowing capacity will provide the Company the liquidity needed to finance its operations and capital investments even in the face of today’s weak global economy and the possibility that the recovery does not begin until 2010.

Domestically, the Company continues to produce virgin activated carbon at capacity, and as of April 2009, has re-started a production line (“B-line”) at its Catlettsburg, Kentucky facility which is expected to add up to 70 million pounds of powdered activated carbon (PAC) capacity. B-line could also be converted to produce up to 30 million pounds of granular activated carbon capacity in place of PAC if demand so warranted.  Work continues at the Catlettsburg facility for a new pulverization facility which is expected to be capable of converting 90 million pounds of feedstock to PAC.  PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The Company believes that this could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. Mercury emission standards that begin to take effect in more than a dozen states, primarily in 2010, are driving the current PAC market, but U.S. regulatory or congressional action will determine the national standards in the long-term.  The Company currently estimates that annual demand could be as high as 750 million pounds within the next ten years.  In addition, more than 140 countries have indicated interest in a multi-nation mercury removal pact that could be agreed upon on as early as 2013.

The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy.  U.S demand for the Company’s ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water.  The Company secured four major installations in 2008 for its Sentinel® UV Disinfection systems which are valued at more that $15 million. The unrecognized amount of these four projects made up approximately 30% of the Company’s equipment backlog of $23.3 as of June 30, 2009.  Although contract awards have slowed during 2009, bid activity continues to be strong.

In the latter part of 2008 and the early part of 2009, the Company experienced production and raw material related issues in its Consumer segment related to its activated carbon cloth business.  The Company believes that it has come to final resolution of the production and raw material issues. Demand for the Company’s activated carbon cloth during the first three months of 2009 also declined. The Company believes the resolution of the aforementioned production and raw material issues will result in its ability to increase sales of its activated carbon cloth.    For 2009, the Company expects sales levels to track closely to those of 2008.  The slowing economy also contributed to decreased demand for the Company’s PreZerve® products which is expected to continue throughout 2009.

Pension costs have increased in 2009 due largely to the significant declines in plan assets based upon 2008 investment performance. Based on current estimates, the Company expects its pension costs will approximate $5.4 million in 2009. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the participant populations.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s financial position, results of operations or cash flows.

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2009, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

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

Item 4.      Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held April 30, 2009.  In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act.  The following are the voting results on the proposals considered and voted upon at the meeting and described in the proxy statement.

Election of directors:

Class of 2012	Votes For	Votes Withheld

William J. Lyons	47,726,095	1,423,011
William R. Newlin	47,718,668	1,430,438
John S. Stanik	46,141,120	3,007,985

Ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2009:

Votes For	Votes Against	Votes Withheld

45,506,257	3,497,125	145,720

Item 6.       Exhibits

Exhibit 3.1 Certificate of Incorporation

Exhibit 10.6 Calgon Carbon Corporation Credit Facility

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 7, 2009	/s/Leroy M. Ball
Leroy M. Ball
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Incorporation	Filed herewith
10.6	Calgon Carbon Corporation Credit Facility	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith