Form 10-Q
period 2009-09-30
CALGON CARBON CORPORATION
filed 2009-10-30
CIK 812701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $.01 par value per share	55,968,542 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2009

The Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included this Form 10-Q and in the Company’s most recent Annual Report  pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, availability of capital, environmental requirements as they relate both to our operations and to our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report.

I N D E X

		Page

PART 1 – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Introduction to the Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Results
	of Operations and Financial Condition	31

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	48

Item 4.	Controls and Procedures	48

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1a.	Risk Factors	49

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.	Exhibits	49

SIGNATURES		50

CERTIFICATIONS

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008*	2009	2008*
Net sales	$105,668	$96,737	$290,269	$290,492
Net sales to related parties	1,827	2,332	10,949	7,384
Total	107,495	99,069	301,218	297,876

Cost of products sold
(excluding depreciation and amortization)	71,089	65,461	202,622	198,247
Depreciation and amortization	4,690	4,036	12,438	12,161
Selling, general and
administrative expenses	16,301	16,286	49,426	47,637
Research and development
expenses	1,295	1,025	3,503	3,119
Gain on AST settlement (See Note 7)	-	-	-	(9,250)
	93,375	86,808	267,989	251,914

Income from operations	14,120	12,261	33,229	45,962

Interest income	119	399	323	1,256
Interest expense	(92)	(1,657)	(299)	(5,815)
Loss on debt extinguishment (See Note 9)	(899)	(6,313)	(899)	(6,313)
Other expense—net	(646)	(701)	(2,574)	(1,269)

Income from continuing operations before income tax and
equity in income from equity investments	12,602	3,989	29,780	33,821

Income tax (benefit) provision	(787)	1,593	5,187	12,067

Income from continuing operations before equity in income
from equity investments	13,389	2,396	24,593	21,754

Equity in income from equity investments	470	38	1,338	337

Income from continuing operations	13,859	2,434	25,931	22,091

Income (loss) from discontinued operations, net	-	(211)	-	3,236

Net income	$13,859	$2,223	$25,931	$25,327

Net income per common share
Basic:
Income from continuing operations	$.25	$.05	$.48	$.53
Income (loss) from discontinued operations	-	-	-	.08
Total	$.25	$.05	$.48	$.61

Diluted:
Income from continuing operations	$.25	$.04	$.46	$.42
Income (loss) from discontinued operations	-	-	-	.06
Total	$.25	$.04	$.46	$.48

Weighted average shares outstanding
Basic	54,940,359	44,624,502	54,465,997	41,818,152

Diluted	56,448,228	53,797,735	56,273,617	52,536,083

* Results have been retrospectively adjusted to incorporate the adoption of guidance within Accounting Standards Codification (ASC) 470-20 “Debt with Conversion and Other Options.” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except share data)
(Unaudited)
	September 30,	December 31,
	2009	2008*
ASSETS
Current assets:
Cash and cash equivalents	$15,529	$16,750
Restricted cash	5,266	-
Receivables (net of allowance of $2,673 and $1,596)	60,401	62,300
Receivables from related parties	1,895	2,215
Revenue recognized in excess of billings on uncompleted
contracts	7,062	8,870
Inventories	88,186	93,725
Deferred income taxes – current	14,782	8,911
Other current assets	4,727	7,817
Total current assets	197,848	200,588

Property, plant and equipment, net	151,073	122,960
Equity investments	12,500	11,747
Intangibles	5,027	5,930
Goodwill	26,844	26,340
Deferred income taxes – long-term	7,188	13,129
Other assets	6,125	6,568

Total assets	$406,605	$387,262

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,723	$39,647
Billings in excess of revenue recognized on uncompleted
contracts	4,735	4,639
Accrued interest	35	140
Payroll and benefits payable	9,113	10,522
Accrued income taxes	840	1,088
Short-term debt	-	1,605
Current portion of long-term debt	-	7,903
Total current liabilities	55,446	65,544
Deferred income taxes – long-term	20	242
Accrued pension and other liabilities	60,052	68,199

Total liabilities	115,518	133,985

Commitments and contingencies (Note 7)

Shareholders' equity:
Common shares, $.01 par value, 100,000,000 shares
authorized, 58,451,601 and 56,961,297 shares issued	585	570
Additional paid-in capital	162,859	153,766
Retained earnings	159,937	134,006
Accumulated other comprehensive loss	(2,783)	(6,450)
	320,598	281,892
Treasury stock, at cost, 3,019,013 and 2,902,264 shares	(29,511)	(28,615)
Total shareholders’ equity	291,087	253,277
Total liabilities and shareholders’ equity	$406,605	$387,262

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Nine Months Ended
	September 30,

	2009	2008*
Cash flows from operating activities
Net income	$25,931	$25,327
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from divestiture	-	(4,353)
Depreciation and amortization	12,438	12,161
Equity in income from equity investments - net	(888)	63
Employee benefit plan provisions	3,874	1,824
Write-off of prior credit facility fees (Note 9)	827	-
Amortization of convertible notes discount	218	2,802
Loss on extinguishment of convertible notes	719	5,857
Stock-based compensation	1,751	2,247
Deferred income tax	318	(502)
Changes in assets and liabilities:
Decrease (increase) in receivables	3,794	(6,685)
Decrease (increase) in inventories	7,392	(8,079)
Decrease (increase) in revenue in excess of billings on
uncompleted contracts and other current assets	5,042	(5,180)
Decrease (increase) in accounts payable and accrued liabilities	(2,606)	309
Decrease in accrued income taxes	483	3,095
Pension contributions	(11,526)	(5,597)
Other items – net	1,369	615
Net cash provided by operating activities	49,136	23,904

Cash flows from investing activities
Property, plant and equipment expenditures	(38,068)	(20,641)
Proceeds from disposals of property, plant and equipment	-	580
Cash pledged for collateral	(11,019)	-
Cash released from collateral	5,753	-
Net cash used in investing activities	(43,334)	(20,061)

Cash flows from financing activities
Reductions of debt obligations (See Note 9)	(4,530)	-
Treasury stock purchases	(896)	(823)
Common stock issued through exercise of stock options	710	5,121
Excess tax benefit from stock-based compensation	470	1,958
Other (See Note 9)	(1,208)	(456)
Net cash (used in) provided by financing activities	(5,454)	5,800

Effect of exchange rate changes on cash	(1,569)	(2,684)

(Decrease) increase in cash and cash equivalents	(1,221)	6,959
Cash and cash equivalents, beginning of period	16,750	30,304
Cash and cash equivalents, end of period	$15,529	$37,263

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (See Note 9).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.	Inventories:
	September 30, 2009	December 31, 2008

Raw materials	$22,666	$27,241
Finished goods	65,520	66,484
	$88,186	$93,725

2.	Supplemental Cash Flow Information:

Cash paid for interest during the nine months ended September 30, 2009 and 2008 was $0.4 million and $4.5 million, respectively.  Income taxes paid, net of refunds, were $3.8 million and $12.8 million, for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009 and 2008, the Company exchanged shares of its common stock for approximately $6.0 million and $44.2 million, respectively, of its 5.00% Convertible Senior Notes.  Refer to Note 9.

3.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2009 and 2008.

4.	Comprehensive income (loss):
	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Net income	$13,859	$2,223	$25,931	$25,327

Other comprehensive income (loss), net of taxes	2,177	(8,207)	3,667	(2,085)
Comprehensive income (loss)	$16,036	$(5,984)	$29,598	$23,242

The only matters contributing to the other comprehensive income during the three and nine months ended September 30, 2009 were the foreign currency translation adjustment of $2.5 million and $4.3 million, respectively; the changes in employee benefit accounts of $0.4 million and $0.9 million, respectively; and the change in the fair value of the derivative instruments of $(0.8) million and $(1.5) million, respectively.  The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2008 were the foreign currency translation adjustment of $(7.1) million and $(3.0) million, respectively; the changes in employee benefit accounts of $0.2 million and $0.4 million, respectively; and the change in the fair value of the derivative instruments of $(1.3) million and $0.5 million, respectively.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Net Sales
Activated Carbon and Service	$94,230	$85,219	$261,376	$257,401
Equipment	10,558	11,662	32,784	32,101
Consumer	2,707	2,188	7,058	8,374
	$107,495	$99,069	$301,218	$297,876
Income (loss) from continuing operations before depreciation and amortization
Activated Carbon and Service	$18,647	$15,941	$43,729	$53,083
Equipment	(60)	588	1,877	4,550
Consumer	223	(232)	61	490
	18,810	16,297	45,667	58,123
Depreciation and amortization
Activated Carbon and Service	4,247	3,590	11,156	10,866
Equipment	320	322	926	920
Consumer	123	124	356	375
	4,690	4,036	12,438	12,161

Income from operations	14,120	12,261	33,229	45,962

Reconciling items:
Interest income	119	399	323	1,256
Interest expense	(92)	(1,657)	(299)	(5,815)
Loss on debt extinguishment	(899)	(6,313)	(899)	(6,313)
Other expense – net	(646)	(701)	(2,574)	(1,269)
Consolidated income from continuing operations before income tax and equity in income from equity investments	$12,602	$3,989	$29,780	$33,821

	September 30, 2009	December 31, 2008
Total Assets
Activated Carbon and Service	$349,721	$334,675
Equipment	41,745	38,867
Consumer	15,139	13,720
Consolidated total assets	$406,605	$387,262

6.	Derivative Instruments

The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations.  The Company uses cash flow hedges to limit the exposure to changes in natural gas prices.  The natural gas forward contracts generally mature within one to thirty-six months.  The Company also has a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd.  Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. The Company accounts for its derivative instruments under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheets were as follows:
		September 30,	December 31,
Asset Derivatives	Balance Sheet Locations	2009	2008
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$90	$1,153
Natural gas contracts	Other current assets	13	-
Currency swap	Other assets	257	662
Natural gas contracts	Other assets	10	-

Total derivatives designated as hedging instruments under ASC 815		370	1,815

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$6	$14

Total asset derivatives		$376	$1,829

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:

		September 30,	December 31,
Liability Derivatives	Balance Sheet Locations	2009	2008
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1,201	$63
Natural gas contracts	Accounts payable and accrued liabilities	1,126	1,323
Natural gas contracts	Accrued pension and other liabilities	864	1,048

Total derivatives designated as hedging instruments under ASC 815		3,191	2,434

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$53	$39

Total liability derivatives		$3,244	$2,473

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

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, currency swap, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and nine month periods ended September 30, 2009 and 2008, respectively

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Nine Month Ended
	September 30, 2009	September 30, 2009

Accumulated OCI derivative loss at July 1, 2009 and January 1, 2009, respectively	$2,437	$1,296
Effective portion of changes in fair value	1,855	2,866
Reclassifications from accumulated OCI derivative gain to earnings	(586)	(456)
Foreign currency translation	(97)	(97)
Accumulated OCI derivative loss at September 30, 2009	$3,609	$3,609

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2009	2008

Foreign Exchange Contracts	$1,118	$(482)
Currency Swap	(1)	445
Natural Gas Contracts	738	3,148
Total	$1,855	$3,111

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Nine Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2009	2008

Foreign Exchange Contracts	$1,596	$(944)
Currency Swap	(522)	620
Natural Gas Contracts	1,792	(143)
Total	$2,866	$(467)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Cost of products sold	$297	$(81)
Currency Swap	Interest expense	(21)	(26)
Natural Gas Contracts	Cost of products sold	(862)	229
Total		$(586)	$122

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Nine Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Cost of products sold	$988	$(168)
Currency Swap	Interest expense	(21)	(112)
Natural Gas Contracts	Cost of products sold	(1,423)	113
Total		$(456)	$(167)

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing)
	Location of	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Other expense – net	$(1)	$(7)
Currency Swap	Other expense – net	-	-
Natural Gas Contracts	Other expense – net	-	-
Total		$(1)	$(7)

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing)
	Location of	Nine Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2009	2008

Foreign Exchange Contracts	Other expense – net	$(19)	$(18)
Currency Swap	Other expense – net	-	-
Natural Gas Contracts	Other expense – net	-	-
Total		$(19)	$(18)

*Assuming market rates remain constant with the rates at September 30, 2009, a loss of $2.4 million is expected to be recognized in earnings over the next 12 months.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	September 30,	December 31,
(in thousands except for mmbtu)	2009	2008
Natural gas contracts (mmbtu)	980,000	1,290,000
Foreign exchange contracts	$20,026	$21,386
Currency swap	$3,812	$4,293

Other
The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Loss
		Recognized in Income on
		Derivatives
	Location of	Three Months Ended
Derivatives Not Designated as	Loss Recognized in	September 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2009	2008

Foreign Exchange Contracts *	Other expense - net	$(33)	$(261)
Total		$(33)	$(261)

		Amount of Loss
		Recognized in Income on
		Derivatives
	Location of	Nine Months Ended
Derivatives Not Designated as	Loss Recognized in	September 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2009	2008

Foreign Exchange Contracts *	Other expense - net	$(202)	$(368)
Total		$(202)	$(368)

*As of September 30, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination.  In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet.  At September 30, 2009 and December 31, 2008, the balance recorded was $4.0 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  The Company has not incurred any environmental remediation expense for the nine month periods ended September 30, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future.  The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities.  The accrued amounts are expected to be paid out over the course of several years once work has commenced.  The Company has yet to make a determination as to when it will proceed with remediation efforts.

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

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that will be paid.  The Company has made deposits of estimated tariffs in two ways.  First, estimated tariffs on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond.  The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review.  The Company’s estimated liability for tariffs during this period of $0.6 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2009.  Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007.  The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries.  This process is briefly described below.

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

The Company currently is in the midst of the first such review.  Because it is the first review conducted under the antidumping duty order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period.   The preliminary results of the review were announced on May 1, 2009 and indicated that Calgon Carbon (Tianjin) Co., Ltd.’s tariff rate could increase from 69.54% to 188.57%.  However, other respondents’ preliminary review results indicated a decline to their tariff rates for the review period.  The announced preliminary review results are based on information provided by respondents that has not been verified.  Errors may have been made in the review and the important decisions that affect the tariff are subject to reconsideration before the final results of the review are announced.  The respondents, including Calgon Carbon (Tianjin) Co., Ltd., are subject to additional requests for information and on-site verification by the Commerce Department of the accuracy of the information that has been presented.  The review must be completed no later than early November 2009.  The Company believes that its preliminary rate of 188.57% will be lowered when the final results are announced in November.  In addition, until the tariff rate is finalized in early November 2009, the tariff deposit rate will not change.  For the first nine months of 2009, the Company has made tariff deposits on goods imported to the United States totaling $1.4 million.  For the period beginning October 11, 2006 through September 30, 2009, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate would result in an additional payment or refund of approximately $0.4 million.

The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors.  First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing.  Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007.  In July 2009 and 2008, the Company applied for such distributions.  In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57% of the total amount then available.  The Company anticipates receiving additional amounts in 2009 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.

On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009.  Requests for review were due no later than April 30, 2009.  The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review.  By not participating in the review, the Company’s tariff deposits made during the period April 1, 2008 through March 31, 2009 are final and not subject to further adjustment.

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (“EPA”), Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (“KYDEP”) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005.  Accompanying the report was a Notice of Violation (“NOV”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding EPA and KYDEP hazardous waste regulations.  The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility.  The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007.  In August 2007, the EPA notified the Company that it believes there were still significant violations of RCRA that are unresolved by the information in the Company’s responses, without specifying the particular violations.  During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with the EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken actions to address and remediate a number of the unresolved alleged violations.  The Company believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially.  The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule.  The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”).  The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste.  The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well.  The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting.  By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant.  The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility.  The Company has requested clarification from the EPA regarding these two conditions.  The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA.  The Company has not received any additional information from the Region 4 of the EPA since the March 6, 2009 meeting.  If the Company is required to treat and/or dispose of the material dredged from the lagoons as hazardous waste, the costs for doing so could be substantial.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies.  Representatives of the SDD attended the August 2008 EPA meeting.  On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government.  The Company provided the SDD with all information requested by the letter in September 2008.  The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government.   The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the nine month period ended September 30, 2009.  The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding.  In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time.  The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise.  The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s.  The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009.  A final report of the site investigation is scheduled for submittal to NYSDEC before the end of 2009.

By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky.  The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV.  The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application.  The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any.  The KYDEP can also deny the Part B operating permit.  On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action.  The Company met with the KYDEP on July 27, 2009 concerning the permit, and the KYDEP indicated that it, and Region 4 of the EPA, would like to see specific additional information or clarifications in the permit application.  Accordingly, the Company submitted a new application on October 15, 2009.  The KYDEP indicated that it had no intention to deny the permit as long as the Company worked with the state to resolve issues.  The Region 4 of the EPA has not indicated any stance on the permit and can deny the application.  At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas.  The MOU provided for commissions to be paid to ADA-ES in respect of product sales.  The Company terminated the MOU effective as of August 24, 2007 for convenience.  Neither party had entered into sales or supply agreements with prospective customers as of that date.  On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period.  ADA-ES claimed that it is entitled to commissions of at least $8.25 million over the course of the 5 year contract, which the Company denies.  On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007.  The Company has been countersued alleging breach of contract.  Discovery is on-going and the Company intends to vigorously defend the countersuit and pursue the declaratory judgment.

In 2002, the Company was sued by For Your Ease Only (“FYEO”).  The case has been stayed since 2003.  The case arises out of the Company's patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent").  FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer.  In 2002, the Company asserted to the retailer that FYEO's jewelry box infringed the '628 Patent.  FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortiously interfered with its relationship with the retailer.  The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the '628 Patent in the Patent and Trademark Office.  That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008.  The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit.  The Patent Trademark Office issued a re-examination certificate on August 25, 2009.  Consequently, the stay on litigation is likely to be lifted in the next few months.  The Company will assert that, notwithstanding the rejection of certain claims in the '628 Patent, the Company had a good-faith belief that its patent was valid and that FYEO's product infringed, and that such belief insulates the Company from liability for publicizing its patent.  At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation (CMCC), which was formed on October 1, 2002.  At September 30, 2009, CMCC had $21.6 million in borrowings from an affiliate of the majority owner of the joint venture.   The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings.  At September 30, 2009, the lender had not requested, and the Company has not provided, such guarantee.

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

The Company has elected to perform the annual impairment test of its goodwill on December 31 of each year.  For purposes of the test, the Company has identified reporting units at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly.  The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.

The changes in the carrying amounts of goodwill by segment for the nine month period ended September 30, 2009 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of January 1, 2009	$19,963	$6,317	$60	$26,340
Foreign exchange	310	194	-	504

Balance as of September 30, 2009	$20,273	$6,511	$60	$26,844

The following is a summary of the Company’s identifiable intangible assets as of September 30, 2009 and December 31, 2008 respectively:

	September 30, 2009
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(1,025)	$344
Customer Relationships	17.0 Years	9,323	(184)	(6,249)	2,890
Product Certification	7.9 Years	1,682	-	(1,120)	562
Unpatented Technology	20.0 Years	2,875	-	(1,644)	1,231
Total	16.0 Years	$15,249	$(184)	$(10,038)	$5,027

		December 31, 2008
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$-	$(961)	$408
Customer Relationships	17.0 Years	9,323	(256)	(5,678)	3,389
Product Certification	7.9 Years	1,682	-	(903)	779
Unpatented Technology	20.0 Years	2,875	-	(1,521)	1,354
Total	16.0 Years	$15,249	$(256)	$(9,063)	$5,930

For the three and nine months ended September 30, 2009, the Company recognized $0.3 million and $1.0 million, respectively, of amortization expense related to intangible assets.    For the three and nine months ended September 30, 2008, the Company recognized $0.4 million and $1.2 million, respectively, of amortization expense related to intangible assets.    The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2009	$1,299
2010	1,155
2011	847
2012	657
2013	582

9.	Borrowing Arrangements

	September 30,	December 31,
Long-Term Debt	2009	2008
Convertible Senior Notes	$-	$6,000
Borrowings under revolving Credit Facility	-	-
Industrial revenue bonds	-	2,925
Total	-	8,925
Less current portion of long-term debt (net of debt discount)	-	(7,903)
Less discount on Senior Convertible Notes	-	(1,022)
Net	$-	$-

 5.00% Convertible Senior Notes due 2036

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036 (the “Notes”). The Notes accrued interest at the rate of 5.00% per annum which was payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007.  The Notes were eligible to be converted under certain circumstances.

During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.  A pre-tax loss of $6.3 million was recorded on extinguishment related primarily to the outstanding discount and deferred financing fees for the conversion of $44.2 million of the Notes during the quarter ended September 30, 2008. During the quarter ended September 30, 2009, the Company exchanged for approximately 1.2 million shares of its common stock for the remaining $6.0 million of Notes.  A pre-tax loss of $0.9 million was recorded on extinguishment related primarily to the outstanding discount and deferred financing fees of the Notes upon conversion.  Due to the conversion rights of the holders of the Notes, the Company classified the remaining principal amount of outstanding Notes as a current liability as of December 31, 2008.

Effective January 1, 2009, the Company implemented guidance within Accounting Standards Codification (ASC) 470-20 “Debt with Conversion and Other Options.” This new guidance required the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $9.2 million as of January 1, 2009.  The Company’s $75.0 million principal amount of Notes had an initial measurement that consisted of a liability component of $53.1 million and an equity component of $18.6 million ($11.5 million after the associated deferred tax liability).  The carrying amount of the equity component was zero and $0.6 million (after tax) at September 30, 2009 and December 31, 2008, respectively.

In accordance with guidance within ASC 470-20, the debt discount of $21.9 million was being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes).  The effective interest rate for all periods on the liability component was approximately 13.8%.   The Company also incurred original issuance costs of $0.4 million which had been deferred and were being amortized over the same period as the discount.  For the three and nine months ended September 30, 2009, the Company recorded interest expense of $0.1 million and $0.4 million related to the Notes, of which $47 thousand and $0.2 million related to the amortization of the discount and $38 thousand and $0.2 million related to contractual coupon interest, respectively.  Similarly, for the three and nine months ended September 30, 2008, the Company recorded interest expense of $1.5 million and $5.4 million related to the Notes, of which $0.8 million and $2.8 million related to the amortization of the discount and $0.7 million and $2.6 million related to contractual coupon interest, respectively.  The effect of the retrospective adjustment for the three and nine month periods ended September 30, 2008 was to decrease previously reported net income from continuing operations by $4.1 million and $5.1 million or $0.08 and $0.10 per diluted common share, respectively.

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

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”).  The Credit Agreement replaces the Company’s Prior Credit Facility, dated as of August 18, 2006.  Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations.  The cash collateral is shown as restricted cash within the condensed consolidated balance sheet as of September 30, 2009.  The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.

The Credit Agreement provides for an initial $95 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014.  So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate.  No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million.  Availability under the Revolving Credit Facility is conditioned upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.5%.  Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan.  Total availability under the Revolving Credit Facility at September 30, 2009 was $91.9 million, after considering outstanding letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) a rate based on the average published LIBOR rates for comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate as of September 30, 2009 was 3.50%.

The Company incurred debt issuance costs of $1.0 million which were deferred and are being amortized over the term of the debt.  As of September 30, 2009, there are no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.  The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met.  The Company was in compliance with all such covenants as of September 30, 2009.

Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2008, bore interest at a variable rate, matured in April 2009, and were retired.  These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Credit Facility
The Company maintains a Belgian credit facility totaling 1.5 million euro which is secured by a U.S. letter of credit.  There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2009 and December 31, 2008.  Bank guarantees of 0.9 million euro were issued as of September 30, 2009.  The maturity date of this facility is January 15, 2010.

United Kingdom Credit Facility
The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  This credit facility is secured with a U.S. bank guarantee.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of September 30, 2009.

Chinese Credit Facility
The Company previously maintained a Chinese credit facility totaling 11.0 million RMB or $1.6 million which was secured by a U.S. letter of credit.  The maturity date of this facility was December 25, 2009.  The credit facility was fully repaid in June 2009 and was effectively closed.

Interest Expense
The Company’s interest expense for the three months ended September 30, 2009 and 2008 totaled $0.1 million and $1.7 million, respectively, and for the nine months ended September 30, 2009 and 2008 totaled $0.3 million and $5.8 million, respectively.  These amounts are net of interest costs capitalized of $48 thousand and $29 thousand for the three months ended September 30, 2009 and 2008, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively.

10.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2009	2008	2009	2008
Service cost	$192	$251	$576	$768
Interest cost	1,186	1,146	3,556	3,544
Expected return on plan assets	(1,082)	(1,345)	(2,867)	(4,041)
Amortization of prior service cost	38	13	116	134
Net amortization	484	93	1,453	285
Curtailment gain	-	(480)	-	(480)
Net periodic pension cost	$818	$(322)	$2,834	$210

The expected long-term rate of return on plan assets is 8.00% in 2009.

Employer Contributions

In its 2008 financial statements, the Company disclosed that it expected to contribute $1.1 million to its U.S. pension plans in 2009.  During the quarter ended September 30, 2009, the Company made discretionary cash contributions to its U.S. pension plans totaling $10.4 million.  The Company will not make any further cash contributions for the remainder of 2009.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2009	2008	2009	2008
Service cost	$122	$203	$366	$609
Interest cost	407	514	1,221	1,542
Expected return on plan assets	(269)	(387)	(807)	(1,161)
Amortization of prior service cost	10	12	30	36
Net amortization	27	8	81	24
Net periodic pension cost	$297	$350	$891	$1,050

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2009.

Employer Contributions

In its 2008 financial statements, the Company disclosed that it expected to contribute $1.7 million to its European pension plans in 2009.  As of September 30, 2009, the Company contributed $1.1 million.  The Company expects to contribute the remaining $0.6 million over the remainder of the year.

Defined Contribution Plans

The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation.  In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors.  Employer matching contributions for non-represented employees vest immediately.  Employer fixed and discretionary contributions vest after two years of service.  For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan.  For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees.  For bargaining unit employees at the Neville Island facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen.  Employer matching contributions for bargaining unit employees vest immediately.  The Company realized a $0.5 million curtailment gain during the third quarter of 2008 as a result of freezing the Neville Island defined benefit plan.  Total expenses related to the defined contribution plans were $0.3 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.

11. Earnings Per Share

Computation of basic and diluted net income per common share from continuing operations is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Income from continuing operations available to common shareholders	$13,859	$2,434	$25,931	$22,091
Income (loss) from discontinued operations available to common shareholders	-	(211)	-	3,236
Net income available to common shareholders	$13,859	$2,223	$25,931	$25,327
Weighted Average Shares Outstanding
Basic	54,940,359	44,624,502	54,465,997	41,818,152
Effect of Dilutive Securities	1,507,869	9,173,233	1,807,620	10,717,931
Diluted	56,448,228	53,797,735	56,273,617	52,536,083
Net income per common share
Basic:
Income from continuing operations	$.25	$.05	$.48	$.53
Income from discontinued operations	-	-	-	.08
Total	$.25	$.05	$.48	$.61

Diluted:
Income from continuing operations	$.25	$.04	$.46	$.42
Income from discontinued operations	-	-	-	.06
Total	$.25	$.04	$.46	$.48

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 160,975 and zero for the three months ended September 30, 2009 and 2008, respectively, and 160,975 and 80,625 for the nine months ended September 30, 2009 and 2008, respectively.

12.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees.  Related party sales transactions were $1.8 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and $10.9 million and $7.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Receivables from equity investees amounted to $1.9 million and $2.2 million at September 30, 2009 and December 31, 2008, respectively.  The Company’s equity investees are included in the Activated Carbon and Service segment.

13.	Income Taxes

As of December 31, 2008, the Company had U.S. foreign tax credit carryforwards of $12.2 million for which a valuation allowance of $7.9 million had been established. During the third quarter of 2009, the Company determined that an overall foreign loss position no longer exists and that sufficient foreign source income will be generated to reverse $5.0 million of the established valuation allowance.  A $2.9 million valuation allowance remains recorded on the foreign tax credit carryforwards as the Company has determined that it is currently more likely than not that a portion of the U.S. foreign tax credit carryforwards will not be realized.  During the third quarter of 2009, the Company also reduced its deferred tax liability related to unremitted earnings from its CMCC joint venture by $0.8 million as a result of the determination that an overall foreign loss position no longer exists.

As of September 30, 2009 and December 31, 2008, the Company’s gross unrecognized income tax benefits were $12.0 million and $12.2 million, respectively. If recognized, $7.0 million and $10.0 million of the gross unrecognized tax benefits would affect the effective tax rate at September 30, 2009 and December 31, 2008, respectively. The Company estimates that approximately $0.9 million of unrecognized tax benefits will be realized in the next twelve months as a result of the expiration of statute limitations in various tax jurisdictions.

14.	New Accounting Pronouncements

In December 2008, guidance within ASC 715-20-65-2, “Transition related to FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets” was issued. ASC 715-20-65-2 amends ASC 715 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This is effective for fiscal years ending after December 15, 2009. The Company will adopt the disclosure provisions in the December 31, 2009 financial statements.

15.	Other

The Company has evaluated subsequent events through October 30, 2009, the date it filed its report on Form 10-Q for the quarter ended September 30, 2009 with the SEC, and has no material subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.

Results of Operations

Continuing Operations

Consolidated net sales increased by $8.4 million or 8.5% and $3.3 million or 1.1% for the quarter and year-to-date periods ended September 30, 2009, respectively, versus the quarter and year to date periods ended September 30, 2008.  The total negative impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended September 30, 2009 was $2.3 million and $13.6 million, respectively.

Net sales for the quarter and year-to-date periods ended September 30, 2009 for the Activated Carbon and Service segment increased $9.0 million or 10.6% and $4.0 million or 1.5%, respectively, versus the similar 2008 periods.  The increase in sales for the quarter and year-to-date periods ended September 30, 2009 was primarily a result of increased volume related to sales of activated carbon products used to remove mercury from flue gas of coal-fired power plants in the U.S. of $5.8 million and $7.0 million, respectively, versus the similar 2008 periods. A major shipment of granular activated carbon in the Asia potable water market of $3.1 million related to a contract awarded in the second quarter of 2009 also contributed to the increase for both periods. In addition, the Company continued to experience favorable pricing of approximately 23% for both the quarter and year-to-date periods ended September 30, 2009 versus the similar 2008 periods. Partially offsetting the increase was the negative impact of foreign currency translation of $2.0 million and $11.7 million, respectively, for the quarter and year-to-date periods ended September 30, 2009 due to the stronger U.S. dollar versus 2008. The Company also continued to experience a decline in volume of 8% and 13%, respectively, for the quarter and year-to-date periods ended September 30, 2009 as compared to the similar 2008 periods as a result of the economic slowdown. Net sales for the Equipment segment decreased $1.1 million or 9.5% and increased $0.7 million or 2.1%, respectively, for the quarter and year-to-date periods ended September 30, 2009 versus the comparable 2008 periods. The decrease for the quarter ended September 30, 2009 was primarily due to decreased sales of traditional carbon and odor control equipment of $2.0 million versus the comparable 2008 period. Partially offsetting this decrease was higher revenue for ultra violet light (UV) systems used in the disinfection of drinking water related to major contracts for installations that were awarded in 2008 of $1.0 million. The increase for the year-to-date period ended September 30, 2009 was due to an increase in demand for ion exchange and UV systems of $1.7 million and $2.9 million, respectively. Partially offsetting this increase was a decrease in sales of the aforementioned traditional carbon and odor control equipment of $3.9 million versus the similar 2008 period. Foreign currency translation did not affect the Equipment segment sales comparison for the quarter ended September 30, 2009 as compared to 2008, but it did have a negative impact of $0.5 million for the year-to-date period ended September 30, 2009 versus the similar 2008 period. Net sales for the Consumer segment increased $0.5 million or 23.7% for the quarter ended September 30, 2009 versus the similar 2008 period. The increase was primarily due to higher demand for activated carbon cloth and was partially offset by the negative impact for foreign currency translation of $0.3 million. However, net sales for the year-to-date period ended September 30, 2009 decreased by $1.3 million or 15.7% versus the similar 2008 period primarily due to the negative impact of foreign currency translation of $1.4 million and the continued decline in demand for PreZerve® products of $0.3 million. Partially offsetting this decrease was an increase in demand of $0.4 million for activated carbon cloth that began to occur in the third quarter.

Net sales less cost of products sold, as a percentage of net sales, was 33.9% for both the quarter ended September 30, 2009 as well as the similar 2008 period.   Net sales less cost of products sold, as a percentage of net sales, was 32.7% for the year-to-date period ended September 30, 2009 as compared to 33.4%, a decline of 0.7% or $1.0 million for the similar 2008 period.  The Activated Carbon and Service segment was comparable for the quarter ended September 30, 2009 and decreased by 1.1% or $1.6 million for the year-to-date period ended September 30, 2009.  The decrease for the year-to-date period was primarily related to increased plant maintenance costs of $4.3 million at certain of the Company’s production facilities primarily as a result of delays experienced in 2008 in order to meet demand.  With the April 2009 re-start of B-Line at the Company’s Cattletsburg, Kentucky facility, which added increased capacity, the Company has focused on executing these maintenance activities which are expected to continue, to a lesser extent, throughout the remainder of the year.  Partially offsetting this decline was the aforementioned favorable pricing for certain activated carbon and service products. The Equipment segment was comparable for the quarter ended September 30, 2009 versus 2008 and increased 0.9% or $1.3 million for the year-to-date period ended September 30, 2009 which was principally related to stronger pricing.  The Consumer segment was comparable for the quarter ended September 30, 2009, but decreased by 0.5% or $0.7 million, for the year-to-date period ended September 30, 2009 as compared to the 2008 period due to higher costs associated with plant production issues and carbon cloth raw material. The Company’s cost of products sold excludes depreciation therefore it may not be comparable to that of other companies.

The depreciation and amortization increase of $0.7 million and $0.3 million during the quarter and year-to-date periods ended September 30, 2009, respectively, versus the similar 2008 periods was primarily due to increased depreciation due to the significant capital improvements at its Catlettsburg, Kentucky plant including the April 2009 re-start of a previously idled production line.

Selling, general and administrative expenses was comparable for the quarter ended September 30, 2009 versus 2008 and increased $1.8 million for the year-to-date period ended September 30, 2009 versus the similar 2008 period. The increase for the year-to-date period ended was primarily caused by higher employee-related costs of $2.1 million and increased selling related expenses of $0.5 million. Bad debt expense also increased by $0.8 million in part due to the recovery of $0.4 million that occurred in 2008 related to receivables previously considered uncollectible thereby reducing the 2008 expense. Offsetting these increases was the favorable impact of foreign exchange translation of $1.9 million.

Research and development expenses for the quarter and year-to-date periods ended September 30, 2009 increased $0.3 million and $0.4 million versus the similar 2008 periods primarily as a result of increased laboratory testing costs related to mercury removal from flue gas.

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

Other expense for the quarter ended September 30, 2009 was comparable for the quarter ended September 30, 2008 and increased $1.3 million for the year-to-date period ended September 30, 2009 versus the similar 2008 period.  The increase for the year-to-date period includes the write-off of $0.8 million of financing fees related to the Company’s Prior Credit Facility which occurred during the quarter ended June 30, 2009 (See Note 9).   Also contributing to the increase was the negative impact of foreign exchange on unhedged positions of $0.9 million.   Partially offsetting this increase was $0.3 million of non-recurring income related to the Company’s Equipment segment technology.

The loss on extinguishment of debt of $0.9 million for the quarter and year-to-date periods ended September 30, 2009 was due to the final conversion of the remaining $6.0 million of Notes. The loss on extinguishment of debt of $6.3 million for the quarter and year-to-date periods ended September 30, 2008 was as a result of the conversion of $44.2 million of Notes. These losses were recorded pursuant to the required January 1, 2009 adoption of new accounting guidance within Accounting Standards Codification (ASC) 470-20. Such guidance was retrospectively applied (See additional discussion in Note 9).

Interest income for the quarter and year-to-date periods ended September 30, 2009 decreased $0.3 million and $0.9 million, respectively, primarily due to the lower average cash balances carried in 2009 as compared to 2008.

Interest expense for the quarter and year-to-date periods ended September 30, 2009 decreased $1.6 million and $5.5 million, respectively, versus the similar 2008 periods. The decrease is primarily a result of the conversion of a substantial portion of the Company’s Notes that occurred in the last half of 2008 (See Note 9).

The Company recorded an income tax benefit of $(0.8) million and a provision of $5.2 million for the three and nine month periods ended September 30, 2009, respectively. Income tax expense decreased $2.4 million and $6.9 million, respectively, for the three and nine month periods ended September 30, 2009 versus similar 2008 periods. These decreases primarily relate to the Company’s determination that an overall foreign loss position no longer exists and that sufficient foreign source income will be generated to reverse $5.0 million of an established valuation allowance for U.S. foreign tax credit carryforwards and to reduce the Company’s deferred tax liability related to unremitted earnings from its CMCC joint venture by $0.8 million.

The effective tax rate for the year-to-date period ended September 30, 2009 was 17.4% compared to 35.7% for the year-to-date period ended September 30, 2008. The year-to-date period ended September 30, 2009 tax rate was lower than the federal statutory income tax rate primarily due to the valuation allowance release, which lowered the rate by 16.7%. The Company also benefited from a reversal of the deferred tax liability related to the CMCC joint venture’s unremitted earnings by 2.5% as a result of sufficient foreign source income that the Company determined will be generated (See Note 13). Absent the deferred income tax releases and other less significant discrete items, the year-to-date period ended September 30, 2009 effective tax rate of 38.4% was higher than the statutory U.S. federal income tax rate mainly due to permanent items and state income taxes.

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

The Company provides an estimate for income taxes based on an evaluation of the underlying accounts, its tax filing positions and interpretations of existing law.  Changes in estimates are reflected in the year of settlement or expiration of the statute of limitations.  Under ASC 740, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Equity in income from equity investments increased $0.4 million and $1.0 million, respectively, for the quarter and year-to-date periods ended September 30, 2009 as compared to the similar 2008 periods primarily due to increased pricing on carbon products.  Also contributing to the year-to-date increase was a large volume municipal carbon fill that occurred early in 2009.

Discontinued Operations
Income (loss) from discontinued operations was $(0.2) million and $3.2 million, respectively, for the quarter and year-to-date periods ended September 30, 2008 and was primarily due to the final adjustment to the sale price of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006.

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $49.1 million for the period ended September 30, 2009 compared to $23.9 million for the comparable 2008 period.  The $25.2 million increase is primarily due to improved working capital changes of $30.6 million which were primarily driven by decreases of $10.5 million in receivables, $15.5 million in inventory, and $10.2 million of revenue in excess of billings on uncompleted contracts and other current assets.  Partially offsetting this increase was an increase in pension contributions of $5.9 million.

Common stock dividends were not paid during the quarter and year-to-date periods ended September 30, 2009 and 2008, respectively.

The Company did not have outstanding debt at September 30, 2009 as compared to $9.5 million outstanding at December 31, 2008.  The repayment of the Mississippi Industrial Revenue bonds and China credit facility of $2.9 million and $1.6 million, respectively, occurred on Apri1 1 and June 10, 2009, respectively.   The non-cash exchange of the remaining $6.0 million of Notes, primarily for the Company’s common stock, occurred during the quarter ended September 30, 2009.  Refer to Note 9 for additional information.

5.00% Convertible Senior Notes due 2036

On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036 (the “Notes”). The Notes accrued interest at the rate of 5.00% per annum which was payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007.  The Notes were eligible to be converted under certain circumstances.

During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock.  A pre-tax loss of $6.3 million was recorded on extinguishment related primarily to the outstanding discount and deferred financing fees for the conversion of $44.2 million of the Notes during the quarter ended September 30, 2008. During the quarter ended September 30, 2009, the Company exchanged for approximately 1.2 million shares of its common stock for the remaining $6.0 million of Notes.  A pre-tax loss of $0.9 million was recorded on extinguishment related primarily to the outstanding discount and deferred financing fees of the Notes upon conversion.  Due to the conversion rights of the holders of the Notes, the Company classified the remaining principal amount of outstanding Notes as a current liability as of December 31, 2008.

Effective January 1, 2009, the Company implemented guidance within Accounting Standards Codification (ASC) 470-20 “Debt with Conversion and Other Options.” This new guidance required the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.   This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $9.2 million as of January 1, 2009.  The Company’s $75.0 million principal amount of Notes had an initial measurement that consisted of a liability component of $53.1 million and an equity component of $18.6 million ($11.5 million after the associated deferred tax liability).  The carrying amount of the equity component was zero and $0.6 million (after tax) at September 30, 2009 and December 31, 2008, respectively.

In accordance with guidance within ASC 470-20, the debt discount of $21.9 million was being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes).  The effective interest rate for all periods on the liability component was approximately 13.8%.   The Company also incurred original issuance costs of $0.4 million which had been deferred and were being amortized over the same period as the discount.  For the three and nine months ended September 30, 2009, the Company recorded interest expense of $0.1 million and $0.4 million related to the Notes, of which $47 thousand and $0.2 million related to the amortization of the discount and $38 thousand and $0.2 million related to contractual coupon interest, respectively.  Similarly, for the three and nine months ended September 30, 2008, the Company recorded interest expense of $1.5 million and $5.4 million related to the Notes, of which $0.8 million and $2.8 million related to the amortization of the discount and $0.7 million and $2.6 million related to contractual coupon interest, respectively.  The effect of the retrospective adjustment for the three and nine month periods ended September 30, 2008 was to decrease previously reported net income from continuing operations by $4.1 million and $5.1 million or $0.08 and $0.10 per diluted common share, respectively.

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

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”).  The Credit Agreement replaces the Company’s Prior Credit Facility, dated as of August 18, 2006.  Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations.  The cash collateral is shown as restricted cash within the condensed consolidated balance sheet as of September 30, 2009.  The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.

The Credit Agreement provides for an initial $95 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014.  So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate.  No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million.  Availability under the Revolving Credit Facility is conditioned upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.5%.  Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan.  Total availability under the Revolving Credit Facility at September 30, 2009 was $91.9 million, after considering outstanding letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) a rate based on the average published LIBOR rates for comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate as of September 30, 2009 was 3.50%.

The Company incurred debt issuance costs of $1.0 million which were deferred and are being amortized over the term of the debt.  As of September 30, 2009, there are no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.  The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met.  The Company was in compliance with all such covenants as of September 30, 2009.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2009, there have been no significant changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2008.  However, the exchange of the remaining $6.0 million Notes and repayment of both short-term debt and the remaining current portion of long-term debt occurred as of the period ended September 30, 2009.  Although there have not been any changes in the Company’s required minimum funding contributions to its pension plans, due to the funded status of its U.S. pension plans, the Company has contributed $10.4 million of discretionary cash contributions during the quarter ended September 30, 2009.    The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2008, as adjusted.

	Due in
(Thousands)	2009(1)	2010	2011	2012	2013	Thereafter	Total

Short-term debt	$1,605	$-	$-	$-	$-	$-	$1,605

Current portion
of Long-term debt(2)	2,925	-	4,978	-	-	-	7,903

Operating leases	5,727	5,097	4,515	4,247	3,765	7,783	23,534

Unconditional purchase
obligations(3)	26,175	25,600	23,318	1,575	1,575	263	78,506

Total contractual cash
Obligations(4)	$36,432	$30,697	$32,811	$5,822	$5,340	$8,046	$119,148

(1)	The 2009 amounts include payments of $1.6 million and $2.9 million for short-term and current portion of long-term debt, respectively, that were made during the six months ended June 30, 2009.
(2)
The 2011 maturity includes a payment of $6.0 million and debt discount of $1.0 million.  This amount is classified as currently payable at December 31, 2008.  This debt obligation was retired during the nine months ended September 30, 2009.  See Note 9.

(3)	Primarily for the purchase of raw materials, transportation, and information systems services.
(4)	Interest on debt obligations was excluded as it is not material.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $38.3 million for the nine months ended  September 30, 2009 (with $0.2 million of this amount reflected as a non-cash increase in accounts payable and accrued liabilities) compared to expenditures of $20.6 million for the same period in 2008.  The expenditures for the period ended September 30, 2009 consisted primarily of improvements to the Company’s manufacturing facilities of $32.2 million, of which $8.4 million was directly related to the April 2009 re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility and $12.0 million related to a new pulverization facility at the same location, and $2.8 million for customer capital.  The comparable 2008 period consisted primarily of expenditures to the Company’s manufacturing facilities of $16.7 million, of which $8.8 million was directly related to the planned re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility, $1.5 million related to improvements to information systems, and customer capital of $1.9 million.    Capital expenditures for 2009 are projected to be approximately $50- $55 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Labor Agreements

Labor agreements for the Company’s workforce at its Catlettsburg, Kentucky and Feluy, Belgium facilities expired on April 2, 2009 and July 31, 2009, respectively.  The parties are working under an extension of the expired agreements as they continue to negotiate the terms and conditions of multi-year replacement agreements.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At September 30, 2009 and December 31, 2008, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the nine month periods ended September 30, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination as to when it will proceed with remediation efforts.

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (“EPA”), Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (“KYDEP”) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (“NOV”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding EPA and KYDEP hazardous waste regulations. The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believes there were still significant violations of RCRA that are unresolved by the information in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with the EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken actions to address and remediate a number of the unresolved alleged violations. The Company believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved. The Company is awaiting further response from the EPA and cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.

On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. The Company has not received any additional information from Region 4 of the EPA since the March 6, 2009 meeting. If the Company is required to treat and/or dispose of the material dredged from the lagoons as hazardous waste, the costs for doing so could be substantial.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the nine month period ended September 30, 2009. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation is scheduled for submittal to NYSDEC before the end of 2009.

By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company has violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleges that the Company has failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV. The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. The KYDEP can also deny the Part B operating permit. On October 18, 2007, the Company received an NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action. The Company met with the KYDEP on July 27, 2009 concerning the permit, and the KYDEP indicated that it, and Region 4 of the EPA, would like to see specific additional information or clarifications in the permit application. Accordingly, the Company submitted a new application on October 15, 2009. The KYDEP indicated that it had no intention to deny the permit as long as the Company worked with the state to resolve issues. The Region 4 of the EPA has not indicated any stance on the permit and can deny the application. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

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

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that will be paid. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.6 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2009. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is briefly described below.

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

The Company currently is in the midst of the first such review. Because it is the first review conducted under the antidumping duty order, the review covers the period from October 11, 2006 through March 31, 2008 instead of the typical 12 month period. The preliminary results of the review were announced on May 1, 2009 and indicated that Calgon Carbon (Tianjin) Co., Ltd.’s tariff rate could increase from 69.54% to 188.57%. However, other respondents’ preliminary review results indicated a decline to their tariff rates for the review period. The announced preliminary review results are based on information provided by respondents that has not been verified. Errors may have been made in the review and the important decisions that affect the tariff are subject to reconsideration before the final results of the review are announced. The respondents, including Calgon Carbon (Tianjin) Co., Ltd., are subject to additional requests for information and on-site verification by the Commerce Department of the accuracy of the information that has been presented. The review must be completed no later than early November 2009. The Company believes that its preliminary rate of 188.57% will be lowered when the final results are announced in November. In addition, until the tariff rate is finalized in early November 2009, the tariff deposit rate will not change. For the first nine months of 2009, the Company has made tariff deposits on goods imported to the United States totaling $1.4 million. For the period beginning October 11, 2006 through September 30, 2009, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate would result in an additional payment or refund of approximately $0.4 million.

The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2009 and 2008, the Company applied for such distributions. In December 2008, the Company received a distribution of approximately $0.2 million, which reflected 59.57% of the total amount then available. The Company anticipates receiving additional amounts in 2009 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.

On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009. Requests for review were due no later than April 30, 2009. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s tariff deposits made during the period April 1, 2008 through March 31, 2009 are final and not subject to further adjustment.

Outlook
Sales volume for the remainder of 2009 remains challenging for the Company due to lower demand primarily in the industrial, home water filter, and specialty carbon markets brought about by the continuing worldwide economic slowdown. Helping to offset that decline, however, will be higher sales volumes for carbon products used to remove mercury from flue gas of coal-fired power plants in the U.S. due to contracts already awarded to the Company and legislation going into effect in certain U.S. states as of January 1, 2010.

In 2009, the Company began to experience the impact of the decline of overall global economic conditions that most companies began to experience during the latter part of 2008. In early 2009, the Company saw a sales volume decline in all geographic regions from its industrial customer base as many manufacturers were scaling back or shutting down operations. Just prior to that decline, the Company initiated a price increase to most customers in order to pass on the higher costs of production realized since its previous price increase earlier in 2008. In some areas of the world, such as Europe, the lower demand led to more aggressive pricing from smaller competitors. By the end of the first quarter of 2009, the Company began to see its volume decline spread to its municipal water market as a result of the flexibility some municipalities have in delaying the replacement of activated carbon used for taste and odor control. The market slowdown has also resulted in lower demand requirements for treated water from its industrial customers. The Company believes that improvement in the current demand situation will trail the improvement of the general economic recovery by three to six months. In response, the Company’s Datong, China plant was temporarily idled in May 2009. It will continue to remain idle until global demand requires its operation which management believes could occur during 2010. The Company anticipates that its cash and existing borrowing capacity will provide the Company the liquidity needed to finance its operations and capital investments even in the face of today’s weak global economy.

Domestically, the Company continues to produce virgin activated carbon at capacity, and as of April 2009, has re-started a production line (“B-line”) at its Catlettsburg, Kentucky facility which is expected to add up to 70 million pounds of powdered activated carbon (PAC) capacity. B-line could also be converted to produce up to 30 million pounds of granular activated carbon capacity in place of PAC if demand so warranted. Work continues at the Catlettsburg facility for a new pulverization facility which is expected to be capable of converting 90 million pounds of feedstock to PAC. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The Company believes that this could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. Mercury emission standards that begin to take effect in more than a dozen states, primarily in 2010, are driving the current PAC market, but U.S. regulatory or congressional action will determine the national standards in the long-term. Currently, the EPA plans to issue proposed mercury emission standards by March 2011 that would then be finalized by November 2011. The Company currently estimates that annual demand could be as high as 750 million pounds within the next ten years. In addition, more than 140 countries have indicated interest in a multi-nation mercury removal pact that could be agreed upon on as early as 2013.

The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. U.S demand for the Company’s ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. The Company secured four major installations in 2008 for its Sentinel® UV Disinfection systems which are valued at more that $15 million. The unrecognized amount of these four projects made up approximately 26% of the Company’s equipment backlog of $18.5 as of September 30, 2009. Although contract awards have slowed during 2009, bid activity continues to be strong.

In the latter part of 2008 and the early part of 2009, the Company experienced production and raw material related issues in its Consumer segment related to its activated carbon cloth business. The Company believes that it has come to final resolution of the production and raw material issues. Demand for the Company’s activated carbon cloth during the first three months of 2009 also declined. During the third quarter of 2009, sales of activated carbon cloth increased approximately 43%. Therefore the Company believes the resolution of the aforementioned production and raw material issues has resulted in its ability to increase sales of its activated carbon cloth. For the remainder of 2009, the Company expects sales levels to track closely to those of 2008. The slowing economy also contributed to decreased demand for the Company’s PreZerve® products which is expected to continue for the remainder of 2009.

Pension costs have increased in 2009 due largely to the significant declines in plan assets based upon 2008 investment performance. Based on current estimates, the Company expects its pension costs will approximate $4.7 million in 2009. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the participant populations.

New Accounting Pronouncements
In December 2008, guidance within ASC 715-20-65-2, “Transition related to FSP FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets” was issued. ASC 715-20-65-2 amends ASC 715 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional required disclosures focus on fair value by category of plan assets. This is effective for fiscal years ending after December 15, 2009. The Company will adopt the disclosure provisions in the December 31, 2009 financial statements.

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

Changes in Internal Control:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2009, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item1a.	Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (d)
July 1 – July 31, 2009	621	$15.47	—	—
August 1 – August 31, 2009	615	$13.04	—	—
September 1 – September 30, 2009	—	—	—	—

(a) This column includes purchases under Calgon Carbon’s Equity Incentive Plan which represented withholding taxes due from employees relating to the restricted share awards issued on July 1, 2009 and August 1, 2009.  Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item6.	Exhibits

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: October 30, 2009	/s/ Leroy M. Ball
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