Form 10-K
period 2009-12-31
CALGON CARBON CORPORATION
filed 2010-02-26
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2009 or

☐	Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .
Commission file number 1-10776
Calgon Carbon Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Calgon Carbon Drive Pittsburgh, Pennsylvania (Address of principal executive offices)	15205 (Zip Code)
Registrant’s telephone number, including area code: (412) 787-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating	New York Stock Exchange
Preferred Stock (pursuant to Rights Agreement dated
as of January 27, 2005)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐  No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
As of February 22, 2010, there were outstanding 55,976,413 shares of Common Stock, par value of $0.01 per share.
The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009 was $735,608,677. The closing price of the Company’s common stock on June 30, 2009, as reported on the New York Stock Exchange was $13.89.
The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s	III
Annual Meeting of Shareholders to be held on April 22, 2010

Forward-Looking Information Safe Harbor
This Annual Report contains historical information and forward-looking statements. Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain. Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs. In the context of the forward-looking information provided in this Annual Report, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in this Annual Report.

PART I
Item 1. Business:

The Company
The Company is a global leader in products, services, and solutions for purifying water and air. The Company has three reportable segments: Activated Carbon and Service, Equipment, and Consumer. Each reportable segment is a global profit center which makes and sells different products and services.
     The Activated Carbon and Service segment manufactures granular and powdered activated carbon for use in applications to remove organic compounds from water, air, and other liquids and gases. The service aspect of the segment consists of the leasing, monitoring and maintenance of carbon adsorption equipment (explained below). The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication, installation, and sale of equipment systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultraviolet light (“UV”), and advanced ion exchange separation (“ISEP®”). The Consumer segment primarily consists of the manufacture and sale of carbon cloth and new consumer products which utilize the Company’s technologies already proven in large-scale industrial applications.
     Calgon Carbon Corporation was organized as a Delaware corporation in 1967.
Products and Services
The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation and concentration of liquids, gases and other media through its three business segments. The Activated Carbon and Service segment primarily consists of activated carbon products, field services, and reactivation. The Equipment segment designs and builds systems that include multiple technologies. The Consumer segment supplies carbon products, including activated carbon cloth, for everyday use by consumers. Activated carbon cloth is used in many filtration, adsorption, and separation applications for use in markets such as industrial and medical. For further information, refer to Note 18 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.
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
     The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, sized and then processed in low temperature kilns followed by high temperature furnaces. This heating process is known as “activation” and develops the pore structure of the carbon. Through adjustments in the activation process, pores of the required size and number for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of a number of factors enabling the Company to develop many special types of activated carbon available in several particle sizes. The Company also markets activated carbons from other raw materials, including coconut and wood.
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
     Transportation services are offered via bulk activated carbon deliveries and spent carbon returns through the Company’s private fleet of trailers, capable of transporting both RCRA hazardous and non-hazardous material. The Company will arrange transportation for smaller volumes of activated carbon in Department of Transportation approved containers and small returnable equipment through a network of less-than-truckload carriers.
     Purification services provided by the Company are used to improve the quality of water, food, chemical, pharmaceutical and petrochemical products. These services may be utilized in permanent installations or in temporary applications, such as pilot studies for new manufacturing processes or recovery of off-specification products.
     Sales from continuing operations for the Activated Carbon and Service segment were $358.2 million, $342.3 million, and $295.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Equipment. Along with providing activated carbon products, the Company has developed a complete line of standardized, pre-engineered, adsorption systems—capable of treating liquid flows from 1 gpm to 1,400 gpm—which can be quickly delivered and easily installed at treatment sites. These self-contained adsorption systems are used for vapor phase applications such as volatile organic compound (VOC) control, air stripper off-gases, and landfill gas emissions. Liquid phase equipment systems are used for applications of potable water process purification, wastewater treatment, groundwater remediation and de-chlorination. The Company also custom designs systems to solve unique treatment challenges, providing equipment for activated carbon, ion exchange resins or ultraviolet (UV) technologies each of which can be used for the purification, separation and concentration of liquids or gases.
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
     The Company also produces a wide range of odor control equipment which typically utilizes catalytic activated carbon to control odors at municipal wastewater treatment facilities and pumping stations.
     UV oxidation equipment can also be combined with activated carbon to provide effective solutions for taste and odor removal in municipal drinking water. Backed by years of experience and extensive research and development, the Company can recommend the best solution for taste and odor problems, whether it’s using activated carbon, UV oxidation, or both. The Company also offers a low cost, non-chemical solution for quenching excess peroxide upon completion of the advanced oxidation processes.
     The proprietary ISEP® (Ionic Separator) continuous ion exchange units are used for the purification and recovery of many products in the food, pharmaceutical, and biotechnology industries. The ISEP® Continuous Separator units perform ion exchange separations using countercurrent processing. The ISEP® and CSEP® (chromatographic separator) systems are currently used at over 300 installations worldwide in more than 40 applications in industrial settings, as well as in selected environmental applications including perchlorate and nitrate removal from drinking water.

     Sales from continuing operations for the Equipment segment were $43.9 million, $47.3 million, and $41.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Consumer. The primary product offered in the Consumer segment is carbon cloth. Carbon cloth, which is activated carbon in cloth form, is manufactured in the United Kingdom and sold to the medical, military, and specialty markets.
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
     Sales from continuing operations for the Consumer segment were $9.8 million, $10.7 million, and $14.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Markets
The Company participates in six primary areas: Potable Water, Industrial Process, Environmental Water, Environmental Air, Food, and Specialty Markets. Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process Market includes catalysis, product recovery and purification of chemicals, and pharmaceuticals as well as process water treatment. Remediation of water and VOC removal from vapor are the major sub segments for the two Environmental markets. Food applications include brewing, bottling and sweetener purification. Medical, personal protection (military and industrial), cigarette, automotive, consumer, and precious metals applications comprise the Specialty Market.
Potable Water Market. The Company sells activated carbons, equipment, services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water to remove disinfection by-products and their precursors, pesticides and other dissolved organic and inorganic material to meet or exceed current state or federal regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM manufacturers of home water purification systems. Granular and powdered activated carbon products are sold in this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. Ion exchange resins are sold in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate in water. UV oxidation and UV disinfection systems are sold for the destruction or inactivation of waterborne contaminants and organisms.
Industrial Process Market. The Company’s products used in industrial processing are used either for purification, separation or concentration of customers’ products in the manufacturing process or for direct incorporation into the customers’ products. The Company sells a wide range of activated carbons and reactivation services to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, soda ash, antibiotics, and vitamins. Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid and remove pollutants from wastewater. Further, activated carbon is used in treatment of natural gas, flue gas, and other vapor streams for removal of carbon dioxide, acetylene, hydrogen, sulfur, and mercury compounds. The liquefied natural gas industry, uses activated carbons to remove mercury compounds which would otherwise corrode process equipment. Activated carbons are also sold for gasoline vapor recovery equipment.
Environmental Water and Air Markets. Providing products used for the cleanup of contaminated groundwater, surface impoundments, and accidental spills comprises the significant need in this market. The Company provides carbon, services and carbon equipment for the applications as well as emergency and temporary cleanup services for public and private entities, utilizing both activated carbon adsorption and UV oxidation technologies.
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

     Activated carbon is also used in the chemical, pharmaceutical, and refining industries for purification of air discharge to remove contaminants such as benzene, toluene, and other volatile organics. Reduction of mercury emissions from coal-fired power plants is a growing market for the Company. In response to this market opportunity, the Company has made significant investments at its Catlettsburg, Kentucky plant. In April 2009, a previously idled production line (B-line) was restarted. This production line can produce up to 70 million pounds of FLUEPAC® powdered activated carbon annually to serve the needs of coal-fired power plants. In addition, during the fourth quarter of 2009, the Company completed construction and placed into service a pulverization facility to more efficiently produce its FLUEPAC® product at the Catlettsburg plant.
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
     The Company’s UV oxidation systems offer an ideal solution for groundwater remediation and the treatment of process water and industrial wastewater. The Company’s Rayox® System is an industry staple for the destruction of organic compounds in groundwater. Rayox® is also used as a process water and wastewater treatment option for the removal of alcohol, phenol, acetone, total organic compound (TOC), and chemical oxygen demand (COD)/Biological oxygen demand (BOD).
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
Sales and Marketing
For the U.S., the Company operates primarily through a direct sales force and maintains sales offices in Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Marlton, New Jersey. In some markets and technologies the Company also sells through agents and distributors. In Canada and in Latin America the Company maintains offices in Richmond Hill, Ontario; Sao Paulo, Brazil; and Mexico City, Mexico and sells primarily through agent/distributor relationships. In the Asia Pacific Region, the Company maintains offices in Singapore; Beijing and Shanghai, China; Taipei, Taiwan; and Tokyo and Osaka, Japan (a joint venture relationship) and uses direct sales as well as agents and distributors to manage sales.
     In Europe, the Company has sales offices in Feluy, Belgium; Ashton-in-Makerfield, United Kingdom; Houghton le-Spring, United Kingdom; and Beverungen, Germany and operates through a direct sales force. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East and Africa.
     All offices can play a role in sales of products or services from any of the Company’s segments. Geographic sales information can be found in Note 18 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.
     Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog
The Company had a sales backlog from continuing operations of $14.8 million and $22.3 million as of January 31, 2010 and 2009, respectively, in the Equipment segment. The decline is believed to be related to a lower level of capital spending in the marketplace in 2009 due to municipalities conserving cash during the recent economic downturn. The Company does not expect the January 31, 2010 carryover balance into 2011 to be significant.
Competition
With respect to the production and sale of activated carbon related products, the Company has a major global presence, and has several competitors in the worldwide market. Norit, N.V., a Dutch company, Mead/Westvaco Corporation, a United States company and Siemens Water Technologies, a division of Siemens AG, Erlangen, Germany, are the primary competitors. Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers. Competition in activated carbons, carbon equipment and services is based on quality, performance, and price. Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.
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
     The only other raw material that is purchased by the Company in significant quantities is pitch, which is used as a binder in the carbon manufacturing process. The Company purchases pitch from various suppliers in North America, Germany, and China under annual supply contracts and spot purchases.
     The purchase of key equipment components is coordinated through agreements with various suppliers.
     The Company does not presently anticipate any problems in obtaining adequate supplies of its raw materials or equipment components.
Research and Development
The Company’s primary research and development activities are conducted at a research center in Pittsburgh, Pennsylvania. This facility is used for the evaluation of experimental activated carbon and equipment and application development. Experimental systems are also designed and evaluated at this location. A facility in Ashton-in-Makerfield, United Kingdom supplements the work performed in Pittsburgh.

     The principal goals of the Company’s research program are to improve the Company’s position as a technological leader in solving customers’ problems with its products, services and equipment; develop new products and services; and provide technical support to customers and operations of the Company.
     The Company’s research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons. The Company has commercial sales of five products for mercury removal from flue gas, including a recently commercialized product for use in high sulfur oxide applications. Development efforts will continue towards refinement of these products to optimize mercury control. In addition, the Company began offering custom potable react to provide the most cost effective solution for controlling disinfection by-product formation in municipal water. The Company continues its UV development efforts, and has recently had several systems tested for use in commercial applications. Two drinking water reactors were tested for disinfection capability and one was tested for chemical contaminant oxidation capability. Additionally, the C3 Series™ reuse system was tested for Title 22 certification, which is required in many jurisdictions for wastewater re-use applications.
     Research and development expenses were $5.5 million, $4.1 million, and $3.7 million in 2009, 2008, and 2007, respectively.
Patents and Trade Secrets
The Company possesses a substantial body of technical knowledge and trade secrets and owns 70 United States patent applications and/or patents as well as 259 patent applications and/or patents in other countries. The issued United States and foreign patents expire in various years from 2010 through 2031.
     The technology embodied in these patents, trade secrets, and technical knowledge applies to all phases of the Company’s business including production processes, product formulations, and application engineering. The Company considers this body of technology important to the conduct of its business.
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
     On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The Company has learned that the United States Department of Justice is preparing a complaint with respect to the matters. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter.
     By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the year ended December 31, 2009. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
     In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009. In a letter dated December 31, 2009, the NYSDEC disapproved the report. The basis for disapproval include concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. The PRP Group has discussed the stated concerns with the NYSDEC and is considering alternative soil cleanup approaches.
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
     In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2009 and December 31, 2008, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the years ended December 31, 2009, 2008, and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination as to when it will proceed with remediation efforts.
Europe and Asia. The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, Germany, the United Kingdom, China, and Japan. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.
Indemnification. The Company has a limited indemnification agreement with the previous owner of the Company which will fund certain environmental costs if they are incurred at the Company’s Catlettsburg, Kentucky plant. The Company believes that the amount of the indemnification is sufficient to fund these liabilities if they arise.
Employee Relations
As of December 31, 2009, the Company employed 953 persons on a full-time basis, 665 of whom were salaried and non-union hourly production, office, supervisory and sales personnel. The United Steelworkers represent 233 hourly personnel in the United States. The current contracts with the United Steelworkers expire on February 10, 2013 at the Columbus, Ohio facility and July 1, 2011 at the Pittsburgh, PA location. The contract at the Company’s Catlettsburg,

Kentucky facility expired on April 1, 2009. The parties are currently working under an extension of the expired agreement as they continue to negotiate the terms and conditions of a multi-year replacement agreement. The 55 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2011. The Company also has hourly employees at three non-union United Kingdom facilities, two non-union United States facilities one each located in California and Mississippi, and at two non-union China facilities.
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
Copies of Corporate Governance Documents
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
     In March 2007, the International Trade Commission (the “ITC”) determined that these unfairly priced steam activated carbon imports from China caused material injury to the U.S. activated carbon industry. The affirmative decision by the ITC triggered the imposition of significant anti-dumping duties in the form of cash deposits, ranging from 62% to 228%. The anti-dumping duties will be imposed for at least five years but are subject to periodic review within the time frame. The first review period began in April 2008 and covered the tariff period from October 2006 through March 2008. The results of this review indicated that the estimated anti-dumping duties originally imposed for this period were too high and have been substantially reduced. Reviews of annual periods subsequent to this period will begin in April of the year following the twelve month period then completed. The significant anti-dumping duties originally imposed by the DOC and the affirmative decision by the ITC has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. However, the anti-dumping duties, already substantially reduced by virtue of the DOC’s announced results for the first period of review, could be further reduced or eliminated in the future which could adversely affect demand or pricing of our product.
Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.
     We use bituminous coal as the main raw material in our granular activated carbon production process. We estimate that coal will represent approximately 65% of our carbon product costs in 2010. We have various annual and multi-year contracts in place for the supply of coal that expire at various intervals from 2010 to 2011. Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand. Our inability to obtain high-quality coal at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse affect on our financial results. In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs. During 2009, our aggregate costs for coal increased by $3.0 million, or 12.9%, compared to 2008. Based upon the estimated usage of coal in 2010, a hypothetical 10% increase in the price of coal would result in $2.0 million of additional pre-tax expenses to us. We may not be able to pass through raw material price increases to our customers.
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

          The Company had expected increased demand for powdered activated carbon products beginning in 2009 largely driven by the EPA’s Clean Air Mercury Rule, which established an emissions trading system to reduce mercury emissions from coal-fired power plants by approximately 70% over a 10 year period. On February 8, 2008, the United States Circuit Court of Appeals for the District of Columbia vacated the Clean Air Mercury Rule. Additional appeals, litigation, and regulatory proceedings could defer implementation of another EPA mercury reduction regulation for years or indefinitely. Even if adoption of a new Clean Air Mercury Rule is delayed indefinitely by the legal legislative and regulatory process, existing federal and state laws and regulations, as well as state or federal legislation introduced in response to the Court of Appeals decision and new litigation, could result in substantially more stringent regulation, resulting in higher-than expected demand for the Company’s products. The Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.
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
Our business is subject to a number of global economic risks.
     Financial markets in the United States, Europe, and Asia continue to experience extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intending to address extreme market conditions that include severely restricted credit and declines in values of certain assets.
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
     Our activated carbon business faces significant competition principally from Norit N.V., Mead/Westvaco Corporation and Siemens Water Technologies, as well as from European and Chinese activated carbon producers and East Asian producers of coconut-based activated carbon. Our UV technology products face significant competition principally from Trojan Technologies, Inc., which is owned by Danaher Corporation, and Wedeco Ideal Horizons, which is owned by ITT Industries. Our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks. We could experience reduced net sales as a result of having fewer resources than these competitors.
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
Environmental compliance and remediation and potential climate change could result in substantially increased capital requirements and operating costs.
          Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties. Costs may be incurred in complying with such laws and regulations. Each of our domestic production facilities require permits and licenses issued by local, state and federal regulators which regulate air emissions, water discharges, and solid waste handling. These permits are subject to renewal and, in some circumstances, revocation. International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage. Additional costs may be incurred if environmental remediation measures are required. In addition, the discovery of contamination at any of our current or former sites or at locations at which we dispose of waste may expose us to cleanup obligations and other damages. For example, the

Company has received Notices of Violations (“NOVs”) from the U.S. EPA and from the Kentucky Department of Environmental Protection. While the Company is attempting to resolve these matters, an unfavorable result could have a significant adverse impact on its results of operations and cash flows. If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters. Refer to Regulatory Matters within Item 1, Business for a more detailed discussion. In addition, there is currently vigorous debate over the effect of Co 2 gas releases and the effect on climate change. Many of our activities create Co 2 gases. Should legislation or regulation be enacted, it could have a material adverse effect upon our ability to expand our operations or perhaps continue to operate as we currently do.
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
     We operate multiple facilities and source product from strategic partners who operate facilities which are close to water or in areas susceptible to hurricanes and earthquakes. An unplanned shutdown at any of our or our strategic partners’ facilities for more than a temporary period as a result of a hurricane, typhoon, earthquake or other natural disaster, or as a result of fire, explosions, war, terrorist activities, political conflict or other hostilities, could significantly affect our ability to meet our demand requirements, thereby resulting in lost sales and profitability in the short-term or eventual loss of customers in the long-term. In addition, a prolonged planned shutdown of any of our production facilities due to a change in the business conditions could result in impairment charges that could have an adverse impact on our financial results.
Our inability to successfully negotiate new collective bargaining agreements upon expiration of the existing agreements could have an adverse effect on our financial results.
     We have collective bargaining agreements in place at four production facilities covering approximately 30% of our full-time workforce as of December 31, 2009. Those collective bargaining agreements expire from 2011 through 2013. However, the agreement at the Company’s Catlettsburg, Kentucky facility expired on April 1, 2009. The parties are working under an extension of the expired agreement as they continue to negotiate terms and conditions of a multi-year replacement contract. Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.
Our pension plans are currently underfunded, and we expect to be subject to significant increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.
     We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments. We contributed $10.5 million and $4.1 million to our U.S. Pension plans and $1.8 million and $2.1 million to our European pension plans in 2009 and 2008, respectively. We currently expect to contribute approximately $1.6 million to our U.S. pension plans to meet minimum funding requirements and $1.8 million to our European pension plans in 2010. The current economic environment is negatively impacting the fair value of our pension assets which could result in increased funding requirements of our pension plans. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.
     The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect. For example, an approximate 25-basis point decline in the funding target interest rate under Section 730 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required contributions to our U.S. pension plans by approximately $0.8 million to $1.1 million over the next three years.
     Our pension plans in the aggregate are underfunded by approximately $36 million as of December 31, 2009 (based on the actuarial assumptions used for Accounting Standards Codification (ASC) 715 “Compensation — Retirement Benefits,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law. Our U.S. pension plans, which were underfunded by approximately $21 million as of December 31, 2009, are subject to ERISA. In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination. In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital. Refer to Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.
Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.
     We have manufacturing facilities and sales offices in Europe, China, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow. Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures. Approximately 86% of our sales in 2009 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.
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
     We conduct significant business operations in several foreign countries. Of our 2009 net sales, approximately 42% were sales to countries other than the United States, and 2009 net sales denominated in non-U.S. dollars represented approximately 30% of our overall net sales. We conduct business in the local currencies of each of our foreign subsidiaries or affiliates. Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.
Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.
     Our Equipment segment represented approximately 11% of our 2009 net sales. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.

Declines in the operating performance of one of our business segments could result in an impairment of the segment’s goodwill.
     As of December 31, 2009, we had consolidated goodwill of approximately $26.9 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.
Our required capital expenditures may exceed estimates.
     Our capital expenditures were $48.3 million in 2009. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies. We may not have the capital to undertake the capital investments. If we are unable to do so, we may not be able to effectively compete.
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
We could find it difficult to fund the capital needed to complete our growth strategy.
     Our current credit facility requires compliance with various affirmative and negative covenants, including limitations with respect to our ability to pay dividends, make loans, incur indebtedness, grant liens on our property, engage in certain mergers and acquisitions, dispose of assets and engage in certain transactions with our affiliates. As a result, these restrictions may prevent us from being able to borrow sufficient funds under our current credit facility to meet our future capital needs and alternate financing on terms acceptable to us may not be available.
     If our liquidity would remain constrained for more than a temporary period, we may need to either delay certain strategic growth projects or access higher cost capital markets in order to fund our projects, which may adversely affect our financial results.
Our ability to utilize our foreign tax credits and net operating losses may be limited.
     As of December 31, 2009, we had net operating loss carryforwards (“NOLs”) of approximately $40.4 million for state income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in its equity ownership by value over a three-year period. We could experience an ownership change in the future as a result of changes in our stock ownership. If we were to trigger an ownership change in the future, our ability to use any NOLs existing at the time could be limited.
     At December 31, 2009, we had $10.2 million of foreign tax credit carryforwards for which we have established a valuation reserve of $3.4 million. If some or all of these tax credits expire, they will not be available to offset our tax liability.
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
Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company owns nine production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Feluy, Belgium; Grays, United Kingdom; and Datong, China. The Company leases one production facility in each of the following locations: Coraopolis, Pennsylvania; Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; and Tianjin, China. The Company’s 49% owned joint venture, Calgon Mitsubishi Chemical Corporation, owns one facility in Fukui, Fukui Prefecture, Japan. The Company owns two warehouses, one of which is in Pittsburgh, Pennsylvania and the other is in La Louviere, Belgium. The Company also leases 35 warehouses, service centers, and sales office facilities. Of these, twenty-six are located in the United States, four in China, and one each in the United Kingdom, Germany, Canada, Singapore, and Taiwan. Four of the United States facilities are located in Pittsburgh, Pennsylvania and one each in the following locations: Downingtown, Pennsylvania; Johnston, Rhode Island; Rockdale, Illinois; Santa Fe Springs, California; Marlton, New Jersey; Stockton, California; Tempe, Arizona; Torrance, California; Ontario, California; Schenley, Pennsylvania; South Point, Ohio; Muncy, Pennsylvania; Steubenville, Ohio; Ironton, Ohio; Troutdale, Oregon; Port Bienville, Mississippi; and Sulphur, Louisiana as well as two in Houston, Texas and three in Huntington, West Virginia. The United Kingdom facility is located in Ashton-in-Makerfield. The facility in Germany is located in Beverungen. Two of the China facilities are located in Shanghai and one each in Beijing and Tianjin. The Taiwan facility is located in Taipei. The Canadian facility is located in Richmond Hill, Ontario. The Company’s 49% owned joint venture, Calgon Mitsubishi Chemical Corporation, leases four offices, one each in Tokyo and Osaka, and two in Fukuoka Prefecture. The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Company Ltd., leases one facility in Nakornrachasima, Thailand.
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
     The Blue Lake plant, located near the city of Eureka, California, occupies approximately two acres. The plant was previously idled and re-started in November 2008. The primary operation at the plant includes the reactivation of spent granular activated carbons for the Activated Carbon and Service segment.
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

     The Company recently entered into a lease with the City of North Tonowanda, New York for use of an existing activated carbon reactivation furnace located at the city’s wastewater treatment facility. This unit is currently being renovated and retrofit for the Company to use for reactivating spent activated carbon from food grade and potable water system customers. It is expected to be operational by the third quarter of 2010.
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
     The Fukui, Fukui Prefecture, Japan plant is 49% owned by Calgon Carbon as part of a joint venture with Mitsubishi Chemical Company. The joint venture is Calgon Mitsubishi Chemical Corporation. The plant, which serves the Activated Carbon and Service segment, occupies a site of approximately six acres and has two production lines for carbon reactivation.
     The Datong, China plant occupies 15,000 square meters. The plant produces agglomerated activated carbon intermediate product for the Activated Carbon and Service segment for use in both the potable and industrial markets.
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
     In 2002, the Company was sued by For Your Ease Only (“FYEO”). The case has been stayed since 2003. The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”). FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer. In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent. FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortiously interfered with its relationship with the retailer. The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office. That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008. The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit. The Patent Trademark Office issued a re-examination certificate on August 25, 2009. Consequently, the stay on litigation is likely to be lifted in the next few months. The Company will assert that, notwithstanding the rejection of certain claims in the ‘628 Patent, the Company had a good-faith belief that its patent was valid and that FYEO’s product infringed, and that such belief insulates the Company from liability for publicizing its patent. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.
     In addition to the matters described above, the Company is involved in various other legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of the nature considered normal to its business. It is the Company’s policy to accrue for amounts related to the legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable. Management believes that the ultimate liabilities, if any, resulting from such lawsuits and claims will not materially affect the consolidated financial position or liquidity of the Company, but an adverse outcome could be material to the results of operations in a particular period in which a liability is recognized.
Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information
Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,297 registered shareholders at December 31, 2009.
Quarterly Common Stock Price Ranges and Dividends

	2009			2008
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend

First	16.79	12.00	-	18.92	13.19	-
Second	19.31	11.14	-	20.23	12.63	-
Third	16.77	10.93	-	23.03	14.04	-
Fourth	16.61	13.05	-	21.64	9.11	-

     The Company did not declare or pay any dividends in 2009 and 2008. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Agreement contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met.
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
     The graph below compares the yearly change in cumulative total shareholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Composite Index and a Peer Group. The Company believes that its core business consists of purifying air, water and other products. As such, the Company uses a comparative peer group benchmark. The companies included in the group are Clarcor, Inc., Donaldson Co. Inc., Esco Technologies Inc., Flanders Corp., Lydall, Inc., Millipore Corp., and Pall Corp. The data for BHA Group Holdings Inc., Cuno, Inc., and Ionics, Inc. was included in the 2008 graph, however these companies were acquired between 2004 and 2005 and their common stock ceased to be publicly traded. As a result, the data for these companies is no longer included.
Comparison of Five-Year Cumulative Total Return*
Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Group

Issuer Repurchases of Equity Securities

Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
			Purchased as Part of Publicly	of Shares that May Yet be
	Total Number of	Average Price	Announced Repurchase Plans	Purchased Under the Plans
Period	Shares Purchased (a)	Paid Per Share	or Programs	or Programs

October 1 – October 31, 2009	25,529	$15.05	-	-

November 1 – November 30, 2009	-	-	-	-

December 1 – December 31, 2009	-	-	-	-

(a) This column includes purchases under Calgon Carbon’s Stock Option Plan which represented withholding taxes due from employees relating to the restricted share awards issued. Further purchases under this plan will be dependent upon employee elections and forfeitures.
Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Calgon Carbon Corporation

(Dollars in thousands except per share data)	2009(5)	2008*(4)		2007*	2006*(3)	2005

Income Statement Data:
Net sales	$411,910		$400,270	$351,124	$316,122	$290,835
Income (loss) from continuing operations	$39,159		$28,840	$13,597	$(9,619)	$(10,507)
Income (loss) from continuing operations per common share, basic	$0.72		$0.65	$0.34	$(0.24)	$(0.27)
Income (loss) from continuing operations per common share, diluted	$0.69		$0.54	$0.27	$(0.24)	$(0.27)
Cash dividends declared per common share	$-		$-	$-	$-	$0.09

Balance Sheet Data (at year end):
Total assets	$425,718		$387,262	$342,577	$315,598	$347,868
Long-term debt	$-	$	-(1)	$12,925(2)	$57,306	$83,925

(1)   Excludes $7.9 million of debt which is classified as current. Refer to Note 7 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(2)   Excludes $48.0 million of debt which is classified as current.
(3)   Includes the gain from insurance settlement and the goodwill impairment charge of $8.1 million and $6.9 million, pre-tax, respectively.
(4)   Includes the gain on AST Settlement of $9.3 million, pre-tax. Refer to Note 16 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(5)   Includes $4.8 million of net earnings related to a reduction of the valuation allowance associated with foreign tax credits.
* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview
The Company reported net income of $39.2 million or $0.69 per diluted share, as compared to net income of $31.6 million, or $0.59 per diluted share for 2008. Income from continuing operations before equity in income of equity investments increased almost $10.0 million, from $28.0 million in 2008 to $37.9 million in 2009. The 2008 results were impacted by several significant items, including a $9.3 million pre-tax gain from a litigation settlement as well as a charge of $8.9 million for losses incurred in the extinguishment of debt. The 2008 full year results were also burdened by $6.0 million of interest expense that was virtually eliminated in 2009 due to the extinguishment of all the Company’s debt that occurred during the last half of 2008 and throughout 2009.
     The 2009 results reflect increased sales of $11.6 million or 2.9% mainly due to pricing increases instituted in late 2008 and increased sales of the Company’s FLUEPAC® products for mercury removal. In spite of the higher sales, cost of products sold in 2009 increased by only $0.3 million. Such costs in 2009 were reduced by the reflection of the receipt, or estimated refunds, of tariff deposits. Selling, general, and administrative expense increased 6.4%. As a percent of sales, these costs were 16.5% and 16.0% in 2009 and 2008, respectively. Other costs, including depreciation and research and development, were impacted by costs incurred to serve the growing market for mercury removal. Finally, the Company’s 2009 effective tax rate was almost 10 percentage points less than the 2008 rate. This significant tax rate decrease primarily resulted from the elimination during 2009 of the Company’s overall foreign loss and related ability to use certain foreign tax credits which resulted in a decrease in the deferred tax asset valuation allowance of $4.8 million.
     During 2009, the Company made substantial investments in its property, plant and equipment while at the same time significantly improving its liquidity. Capital expenditures in 2009 totaled over $48.0 million and related primarily to new plant investments at the Catlettsburg, Kentucky facility. Not only did the Company complete the investment in the formerly idled “B-Line” returning it to service in April 2009, but also, a pulverization facility was built allowing the Company to grind feedstock to more efficiently produce FLUEPAC® products for mercury removal. In total, these investments were $23.7 million or approximately one half of 2009 capital expenditures. In May 2009, the Company entered into a new, five year $95.0 million credit facility which increased borrowing capacity by approximately $35.0 million. Operating cash flow of over $79.0 million in 2009 was driven primarily by improved working capital and allowed the Company to not only fund the aforementioned capital improvements, but also to retire all of its outstanding debt during 2009.

Results of Operations
2009 Versus 2008
Continuing Operations:
Consolidated net sales increased $11.6 million or 2.9% in 2009 as compared to 2008. The total negative impact of foreign currency translation on consolidated net sales was $10.2 million.
     Net sales for the Activated Carbon and Service segment increased $15.9 million or 4.6%. Although overall volume was down by approximately 10% in 2009, the Company realized increased sales related to activated carbon products used to remove mercury from flue gas of coal-fired power plants in the U.S. of $16.9 million primarily as a result of contracts awarded in 2008 and 2009. In addition, the Company continued to experience favorable pricing of approximately 19% in almost all of its markets as compared to 2008. Foreign currency translation had a negative impact of $8.6 million. Sales in the Equipment segment decreased approximately $3.4 million or 7.1%. The decrease was principally due to a decline in sales of traditional carbon adsorption and odor control equipment of $3.2 million and $3.0 million, respectively. Partially offsetting this decrease was higher revenue related to ultraviolet light (UV) systems used for the disinfection of drinking water of approximately $3.0 million. Foreign currency translation had a negative impact of $0.3 million. Sales for the Consumer segment decreased by $0.9 million or 8.1% which was primarily due to the negative impact of foreign currency translation of $1.3 million. Offsetting this decrease was the increase in demand for activated carbon cloth during the last half of 2009 of approximately $0.4 million.
     Net sales less cost of products sold, as a percent of net sales, was 35.3% in 2009 compared to 33.3% in 2008, an increase of 2.0 percentage points or $11.9 million. The increase was primarily from the Activated Carbon and Service segment of $12.3 million which was principally due to the aforementioned favorable pricing of certain activated carbon products and services. However, also contributing to the increase were lower freight costs of $4.6 million related to volume decline as well as $2.4 million related to the receipt of, or estimated refunds of, tariff deposits that were recorded in the fourth quarter when it was announced that the related tariff rates had been significantly reduced. Partially offsetting this increase were higher plant maintenance costs of approximately $3.2 million at certain of the Company’s production facilities primarily as a result of delaying maintenance turnarounds in 2008 in order to meet demand. Both the Equipment and Consumer segments were comparable to 2008. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.
     Depreciation and amortization increased by $1.5 million or 8.7% in 2009 as compared to 2008 primarily due to increased depreciation related to the significant capital improvements at the Company’s Catlettsburg, Kentucky plant including the improvements made to a previously idled production line in advance of its April 2009 re-start.
     Selling, general and administrative expenses increased by $4.1 million or 6.4% in 2009. The increase was principally due to employee related costs of $2.5 million, acquisition due diligence costs of approximately $1.0 million (refer to Note 20 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report), and increased legal expense of $0.8 million. On a segment basis, selling, general and administrative expenses increased in 2009 by approximately $4.3 million in the Activated Carbon and Service segment which was primarily related to the aforementioned employee related, acquisition, and legal costs. Selling, general and administrative expenses for the Equipment segment was comparable to 2008 and decreased slightly for the Consumer segment by $0.3 million as compared to 2008.
     Research and development expenses increased by $1.4 million or 33.1%. The increase was primarily due to an increase in testing services related to mercury removal from flue gas.
     The $9.3 million gain on AST settlement for 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of Advanced Separation Technologies Inc. (“AST”) in 1996. Of the settlement amount, approximately $5.3 million was recorded in the Activated Carbon and Service segment and $4.0 million was recorded in the Equipment segment (Refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).

     The loss on extinguishment of debt of $0.9 million in 2009 was due to the final conversion of the remaining $6.0 million of Senior Convertible Notes (Notes). The loss on extinguishment of debt of $8.9 million in 2008 was a result of the conversion of $69.0 million of Notes. These losses were recorded pursuant to the required January 1, 2009 adoption of new accounting guidance within Accounting Standards Codification (ASC) 470-20. Such guidance was retrospectively applied (Refer to additional discussion in Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
     Interest income decreased in 2009 versus 2008 by $1.0 million or 69.5% primarily due to lower interest rates in 2009 versus 2008.
     Interest expense decreased $5.7 million or 95.3% primarily as a result of the conversion of a substantial portion of the Company’s Notes that occurred in 2008.
     Other expense – net increased in 2009 versus 2008 by $0.8 million or 37.5% primarily due to the write-off of $0.8 million of financing fees related to the Company’s prior credit facility which was replaced in 2009.
          The provision for income taxes for 2009 was $11.8 million as compared to $14.0 million in 2008. The effective tax rate for the year ended December 31, 2009 was 23.7% compared to 33.4% for the year ended December 31, 2008. In 2009, the Company determined that an overall foreign loss position no longer exists and that sufficient foreign source income was generated to use $3.9 million of foreign tax credit carryforwards thereby reversing a valuation allowance recorded as of December 31, 2008 related to these tax credits. The 2009 increased foreign source income also allowed the Company to use more tax credits earned in 2009 versus 2008 thereby reducing the amount of valuation allowance established. Also, in 2009, the Company determined a valuation allowance of $3.1 million for certain foreign tax credits related to uncertain tax positions was no longer required. In total, the valuation allowance for foreign tax credits decreased $0.4 million in 2008 and was reduced by $4.5 million in 2009 which caused the 2009 effective tax rate to be 8.2% lower than 2008’s effective tax rate.
     The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. At December 31, 2009, the valuation allowance of approximately $3.5 million related primarily to foreign tax credits.
     Equity in income of equity investments increased $0.4 million in 2009 versus 2008. The increase was principally due to increased pricing on carbon products as well as a large volume municipal carbon fill that occurred in early 2009 both related to the Company’s joint venture Calgon Mitsubishi Chemical Corporation in Japan.
Discontinued Operations:
Income from discontinued operations of $2.8 million in 2008 was as a result of the final adjustment to the contingent consideration received from the sale of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006 (Refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
2008 Versus 2007
Continuing Operations:
Consolidated net sales increased in 2008 compared to 2007 by $49.1 million or 14.0%. Sales increased in the Activated Carbon and Service segment by $46.7 million or 15.8%. The increase was primarily due to higher pricing in all markets as well as increased demand in the food, environmental air treatment, and potable water markets of $13.7 million, $9.7 million, and $8.0 million, respectively. Volume growth, although a contributing factor, was limited by the Company’s capacity constraints experienced throughout 2008. However, the Company was able to achieve higher pricing due to a tighter global supply/demand balance and as a result of the imposition of the anti-dumping tariff by the United States Department of Commerce, which enabled the return of fair market pricing to the marketplace (see further discussion regarding the tariff under the caption “Other”). The Company also increased prices in order to help offset increased costs for energy, transportation, and raw materials that had been rising globally during 2008. Also during 2008, the Company had sales of $3.0 million from several new customers related to the use of granular activated carbon (GAC) for drinking water treatment as a result of 2006 U.S. regulations that were established to provide maximum levels for disinfection byproducts (DBPs) in chlorinated drinking water. Foreign currency translation had a positive impact of $2.2 million. Sales in the Equipment segment increased approximately $6.0 million or 14.4%. The increase was principally due to higher demand for ultraviolet light (UV) systems used for the disinfection of drinking water of $2.6 million and carbon adsorption systems of approximately $3.7 million. The increase in UV sales was primarily related to a major UV installation located in Montreal that was awarded in 2008. This contract as well as three others that were awarded in 2008 are valued at more than $15 million. The demand for UV in the U.S. has been driven by regulatory action requiring many municipalities to test drinking water, and if necessary, treat for cryptosporidium by 2012 (specifically, the Long Term 2 Enhanced Surface Water Treatment Rule (LT2)). Partially offsetting this increase was a decrease in demand for ISEP® systems of $0.7 million primarily in the U.S. as many companies already have such systems in place or are using similar equipment for food processing and pharmaceutical applications. Foreign currency translation had a positive impact of $0.2 million. Sales for the Consumer segment decreased by $3.5 million or 24.9% primarily due to shipment delays related to performance issues with new production equipment that limited the output of activated carbon cloth. These factors are not expected to continue. The slowing economy resulted in decreased demand for PreZerve® products of approximately $0.8 million which is expected to continue in 2009. Foreign currency translation also had a negative impact of $0.5 million year over year. The total sales increase for all segments attributable to the effect of foreign currency translation was $1.9 million.
     Net sales less cost of products sold, as a percent of net sales, was 33.3% in 2008 compared to 31.0% in 2007, an increase of 2.3 percentage points. The increase was primarily from the Activated Carbon and Service segment which was 33.8% in 2008 versus 31.0% in 2007, an increase of 2.8 percentage points. The increase was principally due to higher selling prices of certain activated carbon products and service. The Equipment segment was 30.6% in 2008 versus 27.7% in 2007, an increase of 2.9 percentage points. The increase was primarily due to the Company’s movement to standardized product offerings and a more selective bids process. The Consumer segment reported 30.1% in 2008 versus 39.8% in 2007, a decline of 9.7 percentage points primarily due to competitive pricing pressure and manufacturing inefficiencies at its activated carbon cloth facility. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.
     Depreciation and amortization decreased by $0.6 million or 3.3% in 2008 as compared to 2007 primarily due to an increase in fully depreciated fixed assets.
     Selling, general and administrative expenses increased by $2.8 million or 4.6% in 2008. The increase was principally due to higher legal expenses of $1.3 million which were primarily related to the administrative review of the Department of Commerce’s April 2007 anti-dumping order on certain activated carbon products from China as well as increased employee related expense of approximately $1.5 million related to increased compensation-related costs for the Company’s salaried workforce. On a segment basis, selling, general and administrative expenses increased in 2008 by approximately $3.8 million in the Activated Carbon and Service segment which was primarily related to the aforementioned legal expenses and employee related expenses. Selling, general and administrative expenses for the Equipment segment decreased by approximately $0.9 million primarily due to decreased litigation expense related to the completion of the AST litigation and such expenses were comparable for the Consumer segment year over year.
     Research and development expenses increased by $0.4 million or 11.6%. The increase was primarily due to an increase in both employee related expenses and laboratory testing services related to mercury removal from flue gas.
     The $9.3 million gain on AST settlement of 2008 relates to the resolution of a lawsuit involving the Company’s purchase of the common stock of AST in 1996 (Refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
          The loss on extinguishment of debt of $8.9 million in 2008 was a result of the conversion of $69.0 million of Notes. These losses were recorded pursuant to the required January 1, 2009 adoption of new accounting guidance within ASC 470-20. Such guidance was retrospectively applied (See additional discussion in Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
     Interest income was comparable in 2008 versus 2007.

     Interest expense decreased $2.5 million or 29.5% as a result of the conversion of a substantial portion of the aforementioned Notes and the effect of capitalized interest due to increased capital spending in 2008.
     Other expense – net increased in 2008 versus 2007 by $0.8 million or 55.9% primarily due to non-recurring costs associated with the conversion of a portion of the Notes as well as the negative impact of foreign exchange.
     Income tax expense from continuing operations for 2008 was $14.0 million as compared to $6.6 million in 2007. The effective tax rate for 2008 was 33.4% compared to 36.4% in 2007. In 2008, the Company was able to use a portion of its 2008 foreign tax credits which eliminated the need for a corresponding valuation allowance; as compared to 2007, in which all foreign tax credits were subject to a valuation allowance of 65%. This caused the Company’s effective tax rate to be 6.0% lower than the 2007 effective tax rate. The 2008 effective tax rate also decreased 3.6% versus 2007 due to increased income in foreign jurisdictions where the tax rate was lower than the U.S. rate. In 2007, the Company benefited from deferred tax related adjustments for changes in tax rates which caused the 2008 effective tax rate to be 2.8% higher than the 2007 effective tax rate. The 2008 effective tax rate also increased compared to 2007 by 1.9% due to a change in the mix of states in which the Company operated.
     Equity in income of equity investments decreased in 2008 versus 2007 by $1.1 million. The decrease was principally due to higher product costs realized in 2008 by the Company’s Japanese joint venture Calgon Mitsubishi Chemical Corporation.
Discontinued Operations:
Income from discontinued operations was $2.8 million as compared to a loss from discontinued operations of $0.2 million in 2007. The 2008 results include the final adjustment to the contingent consideration received from the sale of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006 (Refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
Working Capital and Liquidity
Cash flows provided by operating activities were $79.1 million for the year ended December 31, 2009 as compared to $25.6 million for the year ended December 31, 2008. The $53.5 million increase was primarily due to favorable working capital changes of $46.3 million (exclusive of debt), principally related to accounts receivable of $12.1 million as a result of improved cash collections; inventory of $25.6 million related to the idling of the Datong facility, inventory control measures in Europe and the U.S. including the reduction of purchases of outsourced carbon related products; and other current assets of $8.1 million. Also contributing to the increase was improved operating results of $7.5 million.
     The Company did not have outstanding debt at December 31, 2009 as compared to $9.5 million outstanding at December 31, 2008. During 2009, the Company repaid its Mississippi Industrial Revenue bonds and China credit facility of $2.9 million and $1.6 million, respectively. The non-cash exchange of the remaining $6.0 million of Notes, primarily for the Company’s common stock, also occurred during the year ended December 31, 2009.
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
     During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock. A pre-tax loss of $8.9 million was recorded on these extinguishments during the year ended December 31, 2008. During the third quarter of 2009, the Company exchanged, for approximately 1.2 million shares of its common stock, the remaining $6.0 million of Notes. A pre-tax loss of $0.9 million was recorded on this extinguishment related primarily to the outstanding discount and deferred financing fees of the Notes upon conversion.

     Due to the conversion rights of the holders of the Notes, the Company classified the remaining principal amount of outstanding Notes as a current liability as of December 31, 2008. As of December 31, 2009, all Notes have been converted.
     Effective January 1, 2009, the Company implemented guidance within ASC 470-20 “Debt with Conversion and Other Options.” This new guidance required the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $0.6 million as of January 1, 2007. The Company’s $75.0 million principal amount of Notes had an initial measurement that consisted of a liability component of $53.1 million and an equity component of $18.6 million ($11.5 million after the associated deferred tax liability). The carrying amount of the equity component was zero and $0.6 million (after tax) at December 31, 2009 and December 31, 2008, respectively.
     In accordance with guidance within ASC 470-20, the debt discount of $21.9 million was being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes). The effective interest rate for all periods on the liability component was approximately 13.8%. The Company also incurred original issuance costs of $0.4 million which had been deferred and were being amortized over the same period as the discount. For the year ended December 31, 2009, the Company recorded interest expense of $0.2 million related to the Notes, of which $0.1 million related to the amortization of the discount and $0.1 million related to contractual coupon interest, respectively. Similarly, for the years ended December 31, 2008 and 2007, the Company recorded interest expense of $5.7 million and $7.4 million, respectively, related to the Notes, of which $3.0 million and $3.7 million related to the amortization of the discount and $2.7 million and $3.7 million related to contractual coupon interest. The effect of the retrospective adjustment for the years ended December 31, 2008 and 2007 was to decrease previously reported net income from continuing operations by $6.7 million and $1.9 million, respectively, or $0.13 and $0.04, respectively, per diluted common share.
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
     On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheet as of December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
     The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at December 31, 2009 was $91.9 million, after considering outstanding letters of credit.

     On November 30, 2009, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment relaxes certain restrictions contained in the Credit Agreement so as to permit the Company to form subsidiaries in connection with future acquisitions or for corporate planning purposes; to permit increased capital expenditures; to increase the amount of cash that may be down-streamed to non-domestic subsidiaries; to permit the issuance of up to $8.0 million of letters of credit outside the Credit Agreement; to increase the amount of indebtedness the Company may obtain outside of the Credit Agreement; to permit the pledging of U.S. assets to secure certain foreign debt; and to permit the purchase of 51% of Calgon Mitsubishi Chemical Corporation (“CMCC”) not already owned by the Company, including funding that transaction with foreign debt.
     The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.50%, or (ii) a rate based on the average published LIBOR rates for comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of December 31, 2009 using option (i) above would have been 3.25% if any borrowings were outstanding.
     The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of December 31, 2009, there are no outstanding borrowings under the Revolving Credit Facility.
     Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement. The Company’s obligations under the Revolving Credit Facility are secured by a first perfected security interest in certain of the domestic assets of the Company and the subsidiary guarantors, including certain real property, inventory, accounts receivable, equipment and capital stock of certain of the Company’s domestic subsidiaries.
     The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of December 31, 2009.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as lease agreements and unconditional purchase obligations. The Company is also required to make minimum funding contributions to its pension plans which are estimated at $3.4 million for the year ended December 31, 2010. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2009.

	Due In
(Thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Operating leases	$6,272	$5,686	$5,092	$4,773	$4,418	$4,696	$30,937
Unconditional purchase obligations*	38,778	26,026	3,174	1,575	263	-	69,816

Total contractual cash obligations	$45,050	$31,712	$8,266	$6,348	$4,681	$4,696	$100,753

*Primarily for the purchase of raw materials, transportation, and information systems services.

     The long-term tax payable of $12.5 million, pertaining to the tax liability related to the accounting for uncertainty in income taxes, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.
     The Company does not have any special-purpose entities or off-balance sheet financing arrangements except for the operating leases disclosed above as well as the indemnities and guaranties disclosed in Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.
     The Company maintains qualified defined benefit pension plans (the “Qualified Plans”), which cover substantially all non-union and certain union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $5.1 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively. The Company expects its 2010 pension expense to be $3.8 million.
     The fair value of the Company’s Qualified Plan assets has increased from $64.5 million at December 31, 2008 to $87.5 million at December 31, 2009. The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to defined benefit pension plans which began in 2008. During the year ended December 31, 2009, the Company funded its Qualified Plans with $12.3 million in contributions of which $10.4 million was made voluntarily by the Company. The Company expects that it will be required to fund the Qualified Plans with approximately $3.4 million in contributions for the year ending December 31, 2010. The Company may make additional contributions to its Qualified Plans in 2010 beyond the required funding. Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.
     The Company did not declare or pay any dividends in 2009. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Agreement contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met.
Capital Expenditures and Investments
Capital expenditures were $48.3 million in 2009, $33.0 million in 2008, and $11.8 million in 2007. Expenditures for 2009 primarily included $40.0 million for improvements to manufacturing facilities including approximately $8.4 million of improvements related to the 2009 re-start of a previously idled production line, $15.2 million related to a new pulverization facility, and $3.5 million for customer capital. Expenditures for 2008 primarily included $29.3 million for improvements to manufacturing facilities including approximately $13.0 million related to the planned 2009 re-start of a previously idled production line, $3.0 million for customer capital, and $1.8 million related to improvements to information systems. Expenditures for 2007 primarily included $8.4 million for improvements to manufacturing facilities and $3.3 million for customer capital. Capital expenditures for 2010 are projected to be approximately $65.0 million to $75.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.
     No proceeds for sales of property, plant and equipment were received in 2009 compared to $0.9 million in 2008.
     The Company expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months. The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a stand alone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s Revolving Credit Facility. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows, cash on hand, and borrowings will adequately support each of the segments cash needs.
Other
On March 8, 2006, the Company and another U.S. producer (the “Petitioners”) of activated carbon formally requested that the United States Department of Commerce investigate unfair pricing of certain activated carbon imported from the People’s Republic of China. The Commerce Department investigated imports of activated carbon from China that is thermally activated using a combination of heat, steam and/or carbon dioxide. Certain types of activated carbon from China, most notably chemically-activated carbon, were not investigated.
          On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional duties should be imposed to offset the amount of the unfair pricing. The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem. A formal order imposing these tariffs was published on April 27, 2007. All imports from China remain subject to the order and antidumping tariffs. Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory. Deposits of tariffs are subject to future revision based on retrospective reviews conducted by the Commerce Department.
          The Company is both a domestic producer and one of the largest U.S. importers (from our wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).
          As one of two U.S. producers involved as petitioners in the case, the Company is actively involved in ensuring the Commerce Department obtains the most accurate information from the foreign producers and exporters involved in the review, in order to calculate the most accurate results and margins of dumping for the sales at issue.
          As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to the Bureau of Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 9, 2007. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to tariffs. For the period April 20, 2007 through November 10, 2009, deposits have been paid at 69.54%.
          The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 9, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2009. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
          The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found. To do this, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, when the tariff rate decreases, any difference is refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.
          On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The impact of these adjustments to the Company’s cost of sales increased fourth quarter pre-tax operating income by approximately $1.6 million. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. There is no deadline for a final decision regarding these appeals but such appeals typically take at least a year to resolve. The Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved.
          On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009 (POR II). Requests for review were due no later than April 30, 2009. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s tariff deposits made during POR II are final and not subject to further adjustment.
          For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million. As noted above, the Company’s tariff deposits made during POR II are fixed and not subject to change. For the period April 1, 2009 through March 31, 2010 (POR III), a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates in effect for the period would result in an additional payment or refund of $0.1 million based on deposits made for a portion of the POR III period ending December 31, 2009.
          The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with guidance within Accounting Standards Codification (ASC) 350 “Intangibles – Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.
     The Company tests goodwill for impairment at least annually by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flow and guideline company method that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.
          The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives. In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicated that their carrying amount may not be recoverable, as prescribed by ASC 360, “Property, Plant, and Equipment.”
Pensions
The Company maintains Qualified Plans which cover substantially all non-union and certain union employees in the United States and Europe. Pension expense, which totaled $5.2 million in 2009 and $2.0 million in 2008, is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on our Qualified Plans’ assets, which range from 5.00% to 8.00%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. The Company also considered historical returns on asset classes, investment mix, and investment manager performance. The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of 68.0% with equity managers, 30.0% with fixed-income managers, and 2.0% with other investments. The European Qualified Plans’ assets are based on an asset allocation assumption of 36.2% with equity managers, 56.3% with fixed-income managers, and 7.5% with other investments. The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company continues to believe that the range of 6.30% to 8.00% is a reasonable long-term rate of return on its Qualified Plans assets. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.
     The discount rate that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from a range of 5.63% to 6.23% at December 31, 2008 to a range of 5.51% to 6.08% at December 31, 2009. The Company estimates that its pension expense for the Qualified Plans will approximate $3.8 million in 2010. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

     A sensitivity analysis of the projected incremental effect of a hypothetical 1 percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Thousands)	(1%)	1%	(1%)	1%

Discount rate
Pension liabilities at December 31, 2009	$12,089	$(10,588)	$6,595	$(5,250)
Pension costs for the year ended December 31, 2009	$874	$(857)	$257	$(225)

Indexation
Pension liabilities at December 31, 2009	$-	$-	$(746)	$821
Pension costs for the year ended December 31, 2009	$-	$-	$(39)	$42

Expected return on plan assets
Pension costs for the year ended December 31, 2009	$478	$(477)	$63	$(62)

Compensation
Pension liabilities at December 31, 2009	$(878)	$896	$(1,225)	$1,370
Pension costs for the year ended December 31, 2009	$(170)	$178	$(214)	$243

Income Taxes
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating tax positions. On January 1, 2007, the Company adopted guidance within ASC 740 regarding the accounting for uncertainty in income taxes. This guidance contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
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
     The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits. As of December 31, 2009, the Company had recorded total deferred tax assets of $40.3 million, of which $13.2 million (before consideration of a $3.5 million valuation allowance) represents tax benefits resulting from unused foreign tax credits as well as state NOLs and state tax credits. The foreign tax credits of $6.8 million, net, can be carried forward 10 years and expire from 2011 through 2019. The Company recorded a valuation allowance against its foreign tax credits which represents the portion that does not meet the more likely than not threshold of being utilized. State operating loss carryforwards of $1.8 million, net, expire from 2012 to 2027 of which over 90% will not expire before 2019.
     The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate. At December 31, 2009, the valuation allowance of approximately $3.5 million related primarily to foreign tax credits.
     Approximately 75% of the Company’s deferred tax assets, or $30.6 million, represent temporary differences associated with pensions, accruals, and inventories. Approximately 89% of the Company’s deferred tax liabilities of $21.9 million at December 31, 2009 relate to property, plant and equipment. These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting. The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.
Litigation
The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. The Company will continue to evaluate all legal matters as additional information becomes available. Reference is made to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for a discussion of litigation and contingencies.
Long-Lived Assets
The Company evaluates long-lived assets under the provisions of ASC 360, which addresses financial accounting and reporting for the impairment of long-lived assets, and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.
New Accounting Pronouncement
In June 2009, the Financial Accounting Standards Board (FASB) amended ASC 810-10 for Accounting Standards Update No. 2009-17 (“Update No. 2009-17”) (formerly Financial Accounting Standard (FAS) No. 167, “Amendments to FASB Interpretation No. 46(R))” Update No. 2009-17 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, this standard will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10-65, as updated, is effective January 1, 2010 for companies reporting on a calendar-year basis. Beginning January 1, 2010, the Company will apply the provisions of Update No. 2009-17 to its accounting and disclosure for applicable variable interest entities. The Company is in the process of assessing the impact of this standard.
Outlook
Activated Carbon and Service
     The Company’s activated carbon and service sales volume for 2010 will remain challenging for the Company as not all markets have rebounded from the effects of the worldwide economic slowdown. During 2009, many manufacturers within the Company’s industrial customer base were scaling back or shutting down operations. The Company expects this to continue in 2010, resulting in lower demand for its products in the industrial and food markets. However, helping to offset this volume decline will be the continued higher sales volume for carbon products used to remove mercury from flue gas of coal-fired power plants in the U.S. as a result of contracts that were already awarded to the Company as well as legislation that went into effect in certain U.S. states as of January 1, 2010. The Company also anticipates an increase in demand for drinking water in the municipal market during 2010. While the tariff on imported Chinese thermally activated carbon was lowered significantly in November 2009 (refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report), current trends do not indicate signs of pricing pressure. However, the Company cannot predict with any certainty that this will remain the case throughout all of 2010.
     During 2009, in addition to the April restart of the previously idled B-line at the Catlettsburg, Kentucky facility, the Company also further invested at this site in a new pulverization facility which is expected to be capable of converting 90 million pounds of feedstock to powdered activated carbon (PAC). The pulverization facility commenced operation during the fourth quarter of 2009 and reduces the Company’s reliance on third-party grinding. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The Company believes that this could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. Mercury emission standards that begin to take effect in more than a dozen states, primarily in 2010, are driving the current PAC market, but U.S. regulatory or congressional action will determine the national standards in the long-term. Currently, the EPA plans to issue proposed mercury emission standards by March 2010 that would then be finalized by November 2011. The Company currently estimates that annual demand could be as high as 750 million pounds within the next ten years. In addition, more than 140 countries have indicated interest in a multi-nation mercury removal pact that could be agreed upon on as early as 2013. The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfection By-Product Rule (DBPR) is yet another growth driver for the Company. DBP’s are compounds that form when water is disinfected with chemicals, and GAC is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2014. The Company currently estimates that this regulation may increase demand for GAC by municipal water utilities in the United States by as much as 60 million pounds per year by 2015.
     In anticipation of the eventual improvement in the worldwide economy and to meet the increased demand for mercury removal and the DBPR, the Company currently plans to make significant capital expenditures in 2010 totaling $65 million to $75 million. The Company plans on investing in a capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in China and in the northeast United States. In total, these sites are believed to eventually increase the Company’s service business capacity by 59 million pounds annually. Only the U.S. location is expected to commence operation in 2010. In addition to these initiatives, the Company plans on increasing its presence throughout the world. In March 2010, the Company anticipates closing on its purchase of a controlling interest in its current joint venture in Japan with full ownership expected in early 2011 (refer to Note 20 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report). This acquisition will increase the Company’s capabilities in the world’s second largest geographical market by country for activated carbon and will also contribute favorably to the 2010 mid-year planned restart of its currently idled virgin carbon plant in Datong, China. In Europe, the Company acquired Zwicky Denmark and Sweden, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon, in January 2010. This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served.
Equipment
     The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. U.S demand for the Company’s ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. Although equipment contract awards slowed during 2009, bid activity is expected to be strong in 2010. Backlog at January 31, 2010 is $14.8 million, a decline of approximately 34% as compared to the similar 2009 period. The decline is believed to be related to a lower level of capital spending in the marketplace in 2009 due to municipalities conserving cash during the recent economic downturn. In January 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV technology to treat marine ballast water. In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulation is scheduled to be phased in globally over a ten-year period beginning in 2010, and industry sources estimate that it will require treatment of ballast water from more than 40,000 vessels by 2020. Hyde Marine’s Hyde Guardian™ system (Guardian), which employs stacked disk and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency. Type Approval confirms compliance with the BWMC. This strategic acquisition has provided the Company immediate entry into a global, legislative-driven market with major long-term growth potential.
Consumer
     The Company began to see sales for the Consumer segment increase during the last half of 2009 for activated carbon cloth. The slowing economy contributed to decreased demand for the Company’s PreZerve® products in 2009 and is now expected to have bottomed out with the first signs of a modest recovery expected to occur during the first half of 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:
Commodity Price Risk
In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products. Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly. Based on the estimated 2009 usage of coal and natural gas, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in the pre-tax loss (or gain) of $2.0 million and $0.5 million, respectively.
     To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices. The future commitments under these long-term contracts, which provide economic hedges, are disclosed within Note 8 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report. The value of the cash-flow hedges for natural gas is disclosed in Note 15 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.
Interest Rate Risk
The Company’s net exposure to interest rate risk consists primarily of borrowings under its Credit Agreement. The Company’s Credit Agreement bears interest at rates that are benchmarked either to U.S. short-term floating rate interest rates or average LIBOR rates for comparable borrowings, at the Company’s election. There were no borrowings outstanding under the credit agreement as of December 31, 2009. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under its Credit Agreement would not result in a material change to interest expense based upon fiscal 2009 average borrowings.
Foreign Currency Exchange Risk
The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars. The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures. A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Chinese Yuan, Japanese Yen, and Euro at December 31, 2009 would result in a pre-tax loss (or gain) of approximately $1.5 million. The foreign currency forward exchange contracts purchased during 2009 have been accounted for according to Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”
     The Company had also entered into a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its subsidiary, Chemviron Carbon Ltd. The swap agreement provides the offset for the foreign currency fluctuation and neutralizes its effect on loan payments and valuation. This swap transaction has been accounted for in accordance with ASC 815.

Item 8. Financial Statements and Supplementary Data:

REPORT OF MANAGEMENT
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
     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness. Based on this evaluation, management believes that, as of December 31, 2009, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.
     The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears on the next page.
Changes in Internal Control
There have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania
We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 26, 2010

FINANCIAL STATEMENTS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options, on January 1, 2009 and as discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification 740-10, Income Taxes, related to unrecognized tax benefits on January 1, 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 26, 2010

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2009	2008*	2007*
Net Sales	$398,430	$390,066	$341,508
Net sales to related parties	13,480	10,204	9,616

Total	411,910	400,270	351,124

Cost of products sold (excluding depreciation)	266,597	266,885	242,273
Depreciation and amortization	18,130	16,674	17,248
Selling, general and administrative expenses	68,255	64,149	61,348
Research and development expenses	5,495	4,129	3,699
Gain on AST settlement (Note 16)	-	(9,250)	-

	358,477	342,587	324,568

Income from operations	53,433	57,683	26,556
Interest income	459	1,504	1,695
Interest expense	(286)	(6,024)	(8,543)
Loss on debt extinguishment	(899)	(8,918)	-
Other expense – net	(3,089)	(2,247)	(1,441)

Income from continuing operations before income taxes and equity in income of equity investments	49,618	41,998	18,267
Income tax provision (Note 12)	11,754	14,012	6,647

Income from continuing operations before equity in income of equity investments	37,864	27,986	11,620
Equity in income of equity investments, net	1,295	854	1,977

Income from continuing operations	39,159	28,840	13,597
Income (loss) from discontinued operations, net (Note 2)	-	2,793	(166)

Net income	39,159	31,633	13,431
Other comprehensive (loss) income, net of tax provision (benefit) of $1,028, ($9,507), and $3,449, respectively	5,444	(23,458)	6,703

Comprehensive income	$44,603	$8,175	$20,134

Basic income from continuing operations per common share	$.72	$.65	$.34

Income (loss) from discontinued operations per common share	$-	$.06	$-

Basic net income per common share	$.72	$.71	$.34

Diluted income from continuing operations per common share	$.69	$.54	$.27

Income (loss) from discontinued operations per common share	$-	$.05	$-

Diluted net income per common share	$.69	$.59	$.27

Weighted average shares outstanding, in thousands
Basic	54,757	44,679	39,788
Diluted	56,529	53,385	50,557

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Calgon Carbon Corporation

	December 31
(Dollars in thousands)	2009	2008*
Assets
Current assets:
Cash and cash equivalents	$38,029	$16,750
Restricted cash	5,556	-
Receivables, net of allowance for losses of $1,971 and $1,596	61,716	62,300
Receivables from related parties	2,588	2,215
Revenue recognized in excess of billings on uncompleted contracts	5,963	8,870
Inventories	84,587	93,725
Deferred income taxes – current	15,935	8,911
Other current assets	7,471	7,817

Total current assets	221,845	200,588
Property, plant and equipment, net	155,100	122,960
Equity investments	10,969	11,747
Intangibles, net	4,744	5,930
Goodwill	26,934	26,340
Deferred income taxes – long-term	2,601	13,129
Other assets	3,525	6,568

Total assets	$425,718	$387,262

Liabilities and Shareholders’ Equity
Current liabilities:

Accounts payable and accrued liabilities	$44,821	$39,647
Billings in excess of revenue recognized on uncompleted contracts	4,522	4,639
Accrued interest	-	140
Payroll and benefits payable	9,509	10,522
Accrued income taxes	3,169	1,088
Short-term debt	-	1,605
Current portion of long-term debt	-	7,903

Total current liabilities	62,021	65,544
Deferred income taxes – long-term	189	242
Accrued pension and other liabilities	56,422	68,199

Total liabilities	118,632	133,985

Commitments and contingencies (Notes 8 and 16)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 58,553,617 and 56,961,297 shares issued	586	570
Additional paid-in capital	164,236	153,766
Retained earnings	173,165	134,006
Accumulated other comprehensive loss	(1,006)	(6,450)

	336,981	281,892
Treasury stock, at cost, 3,006,037 and 2,902,264 shares	(29,895)	(28,615)

Total shareholders’ equity	307,086	253,277

Total liabilities and shareholders’ equity	$425,718	$387,262

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2009	2008*	2007*
Cash flows from operating activities
Net income	$39,159	$31,633	$13,431
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from divestiture	-	(4,353)	-
Depreciation and amortization	18,130	16,674	17,248
Equity in income from equity investments	(1,295)	(854)	(1,977)
Distributions received from equity investments	1,407	526	739
Employee benefit plan provisions	5,060	2,063	3,076
Write-off of prior credit facility fees (Note 7)	827	-	-
Amortization of convertible notes discount	218	2,949	3,656
Loss on extinguishment of convertible notes	719	8,462	-
Stock-based compensation	2,398	2,884	2,887
Excess tax benefit from stock-based compensation	(928)	(2,578)	-
Deferred income tax expense (benefit)	2,370	(742)	2,017
Changes in assets and liabilities–net of effects from
foreign exchange:
Decrease (increase) in receivables	2,158	(9,975)	(1,098)
Decrease (increase) in inventories	10,707	(14,931)	(9,559)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	6,034	(2,074)	287
Increase in accounts payable and accrued liabilities	3,062	2,610	5,390
Pension contributions	(12,307)	(6,215)	(7,787)
Other items–net	1,346	(509)	1,103

Net cash provided by operating activities	79,065	25,570	29,413

Cash flows from investing activities
Property, plant and equipment expenditures	(48,281)	(33,006)	(11,789)
Proceeds from disposals of property, plant and equipment	-	910	513
Cash pledged for collateral	(13,079)	-	-
Cash released from collateral	7,523	-	-

Net cash used in investing activities	(53,837)	(32,096)	(11,276)

Cash flows from financing activities
Revolving credit facility borrowings	37,500	-	-
Revolving credit facility repayments	(37,500)	-	-
Issuance of debt obligations	-	-	1,504
Reductions of debt obligations	(4,530)	(11,000)	-
Treasury stock purchased	(1,280)	(1,191)	(187)
Common stock issued	957	5,120	3,090
Excess tax benefit from stock-based compensation	928	2,578	942
Other	(1,208)	(456)	-

Net cash (used in) provided by financing activities	(5,133)	(4,949)	5,349

Effect of exchange rate changes on cash	1,184	(2,079)	1,187

Increase (decrease) in cash and cash equivalents	21,279	(13,554)	24,673
Cash and cash equivalents, beginning of year	16,750	30,304	5,631

Cash and cash equivalents, end of year	$38,029	$16,750	$30,304

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive		Treasury Stock
(Dollars in thousands)	Issued	Shares	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2006*	42,550,290	$425	$81,716	$93,428	$10,305	$185,874	2,802,448	$(27,237)	$158,637
2007*
Net income	-	-	-	13,431	-	13,431	-	-	13,431
Translation adjustments, net of tax of $1.8 million	-	-	-	-	2,557	2,557	-	-	2,557
Unrecognized gain on derivatives, net of tax of zero	-	-	-	-	498	498	-	-	498
Employee benefit plans, net of tax of $1.6 million	-	-	-	-	3,648	3,648	-	-	3,648
Cumulative effect adjustment due to the Adoption of ASC 740	-	-	-	(4,386)	-	(4,386)	-	-	(4,386)
Employee and director stock plans	494,028	5	6,954	-	-	6,959	-	-	6,959
Treasury stock purchased	-	-	-	-	-	-	24,853	(187)	(187)

Balance, December 31, 2007	43,044,318	$430	$88,670	$102,473	$17,008	$208,581	2,827,301	$(27,424)	$181,157

2008 *
Net income	-	-	-	31,633	-	31,633	-	-	31,633
Translation adjustments, net of tax of $0.8 million	-	-	-	-	(4,744)	(4,744)	-	-	(4,744)
Unrecognized gain on derivatives, net of tax of $0.3 million	-	-	-	-	(755)	(755)	-	-	(755)
Employee benefit plans, net of tax, of $(10.6) million (Refer to Note 11)	-	-	-	-	(17,959)	(17,959)	-	-	(17,959)
Employee and director stock plans	950,689	10	10,794	-	-	10,804	-	-	10,804
Conversion of Notes (Refer to Note 7)	12,966,290	130	54,302	-	-	54,432	-	-	54,432
Treasury stock purchased	-	-	-	-	-	-	74,963	(1,191)	(1,191)
Other	-	-	-	(100)	-	(100)	-	-	(100)

Balance, December 31, 2008	56,961,297	$570	$153,766	$134,006	$(6,450)	$281,892	2,902,264	$(28,615)	$253,277

2009
Net income	-	-	-	39,159	-	39,159	-	-	39,159
Translation adjustments, net of tax of $(0.3) million	-	-	-	-	3,526	3,526	-	-	3,526
Unrecognized loss on derivatives, net of tax of $(0.8) million	-	-	-	-	(1,265)	(1,265)	-	-	(1,265)
Employee benefit plans, net of tax of $2.1 million (Refer to Note 11)	-	-	-	-	3,183	3,183	-	-	3,183
Employee and director stock plans	415,850	4	4,579	-	-	4,583	-	-	4,583
Conversion of Notes (Refer to Note 7)	1,176,470	12	5,891	-	-	5,903	-	-	5,903
Treasury stock purchased	-	-	-	-	-	-	103,773	(1,280)	(1,280)

Balance, December 31, 2009	58,553,617	$586	$164,236	$173,165	($1,006)	$336,981	3,006,037	($29,895)	$307,086

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).
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
Principles of Consolidation
The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada, Inc., Chemviron Carbon Ltd., Calgon Carbon Investments, Inc., Solarchem Environmental Systems, Inc., Charcoal Cloth (International) Ltd., Charcoal Cloth Ltd., Advanced Separation Technologies Incorporated, Calgon Carbon (Tianjin) Co. Ltd., Datong Carbon Corporation, Calgon Carbon Asia PTE Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Croftshaw Ltd., Sutcliffe Speakman Ltd., Sutcliffe Speakman Carbons Ltd., Lakeland Processing Ltd., Sutcliffe Speakmanco 5 Ltd., Chemviron Carbon ApS, BSC Columbus, LLC, CCC Columbus, LLC, and CCC Distribution, LLC. The Company has a 49% ownership stake in a joint venture with Mitsubishi Chemical Corporation named Calgon Mitsubishi Chemical Corporation (CMCC). CMCC is accounted for in the Company’s financial statements under the equity method. The Company also has a 20% joint venture company with C. Gigantic Carbon Company named Calgon Carbon (Thailand) Company Ltd. which is accounted for in the Company’s financial statements under the equity method. Intercompany accounts and transactions have been eliminated. Certain of the Company’s international operations in Europe are owned directly by the Company and are operated as branches.
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
Revenue Recognition
Revenue and related costs are recognized when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable and collection is reasonably assured. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid socialization to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage-of-completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage-of-completion method; however, due to uncertainties inherent in the estimation process, it is possible that estimated project costs at completion could vary from estimates. The principal components of cost include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is computed on the straight-line method over the estimated service lives of the assets, which are from 15 to 30 years for land improvements and buildings, 5 to 15 years for furniture, and machinery and equipment, 5 to 10 years for customer capital, 5 years for vehicles, and 5 to 10 years for computer hardware and software.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with guidance within ASC 350, “Intangibles — Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.
     The Company tests goodwill for impairment at least annually by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flows and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.
     The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives. In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by guidance within ASC 360, “Property, Plant, and Equipment.”
Long-Lived Assets
The Company evaluates long-lived assets under the provisions of ASC 360, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.

Income Taxes
On January 1, 2007, the Company adopted guidance within ASC 740 “Income Taxes” regarding the accounting for uncertainty in income taxes. This guidance prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. According to this guidance, the evaluation of a tax position is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. The benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption and recognition of the cumulative effect of adoption of this new accounting principle, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.4 million. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision (benefit).
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all potential dilutive common shares outstanding during the period. Potential dilutive common shares are determined using the treasury stock method. Under the treasury stock method, exercise of options is assumed at the beginning of the period when the average stock price during the period exceeds the exercise price of outstanding options and common shares are assumed issued. The proceeds from exercise are assumed to be used to purchase common stock at the average market price during the period. The incremental shares to be issued are considered to be the potential dilutive common shares outstanding. The treasury stock method was also used for the Company’s former convertible senior notes when the average stock price exceeded the conversion price.
Cash and Cash Equivalents
The Company considers all highly liquid, short-term investments made with an original maturity of three months or less to be cash equivalents.

Restricted Cash
Restricted cash consists of cash collateral pledged under debt agreements to comply with contractual stipulations, primarily related to outstanding letters of credit and certain derivative obligations. Cash pledged for collateral or released from collateral is classified as an investing activity in the consolidated statement of cash flows.
Derivative Instruments
The Company applies ASC 815, “Derivatives and Hedging.” ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates, interest rates, or the prices of natural gas. Changes in the value of the derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and meets certain other criteria. The Company does not hold derivative financial instruments for trading purposes or any fair value hedges.
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
Labor Agreements
Collective bargaining agreements cover approximately 28% of the Company’s labor force at December 31, 2009. The agreement at the Company’s Catlettsburg, Kentucky facility expired on April 1, 2009 and covers approximately 151 hourly personnel. The parties are working under an extension of the expired agreement as they continue to negotiate the terms and conditions of a multi-year replacement agreement. The Company also has approximately 137 hourly personnel that are covered under collective bargaining agreements that expire on July 1, 2011; July 31, 2011; and February 10, 2013.
Stock-Based Compensation
The Company applies ASC 718, “Compensation — Stock Compensation.” In accordance with guidance within ASC 718, compensation expense for stock options is recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. The Company’s stock-based compensation plans are more fully described in Note 10.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places it’s cash with high credit quality financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk with its largest customer receivable comprising approximately 5% of the total receivables as of December 31, 2009.
Fair Value
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

Fair Value of Financial Instruments Excluding Derivative Instruments
The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents, restricted cash as well as accounts receivable and accounts payable. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximates their carrying value because of the short-term maturity of the instruments.
New Accounting Pronouncement
In June 2009, the Financial Accounting Standards Board (FASB) amended ASC 810-10 for Accounting Standards Update No. 2009-17 (“Update No. 2009-17” (formerly Financial Accounting Standard (FAS) No. 167, “Amendments to FASB Interpretation No. 46(R)).” Update No. 2009-17 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, this standard will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10-65, as updated, is effective January 1, 2010 for companies reporting on a calendar-year basis. Beginning January 1, 2010, the Company will apply the provisions of Update No. 2009-17 to its accounting and disclosure for applicable variable interest entities. The Company is in the process of assessing the impact of this standard.
2. Discontinued Operations

On February 17, 2006, the Company, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”). The aggregate sales price, based on an exchange rate of 1.19 Dollars per Euro, consisted of $20.4 million of cash, which included a final working capital adjustment of $1.3 million. The Company provided guarantees to the buyer related to pre-divestiture tax liabilities, future environmental remediation costs related to pre-divestiture activities and other contingencies. Management believes the ultimate cost of such guarantees is not material. An additional 4.25 million Euro could have been received dependent upon the business meeting certain earnings targets over the next three years. In May 2008, the Company reached a final agreement with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) regarding the aforementioned additional 4.25 million Euro contingent consideration, fixing the amount to be paid to the Company at 2.8 million Euro. The Company expects to receive this payment in 2010. The unpaid balance earns interest at 7% which is paid annually. The Company recorded the resolution of the additional contingent consideration as an additional pre-tax gain on sale of $4.4 million or $2.8 million, net of tax, within discontinued operations during the year ended December 31, 2008.
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
     The following table details the selected financial information for the businesses included within the discontinued operations in the Consolidated Statements of Income and Comprehensive Income:

	Charcoal/Liquid			Solvent Recovery
	Year Ended December 31			Year Ended December 31
(Dollars in thousands)	2009	2008	2007	2009	2008	2007
Net sales	$-	$-	$-	$-	$-	$-

Income from operations	-	-	-	-	-	-
Other income (expense)-net	-	4,353	-	-	-	(302)

Income (loss) before income taxes	-	4,353	-	-	-	(302)
Provision (benefit) for income taxes	-	1,560	45	-	-	(91)

Income (loss) from discontinued operations	$-	$2,793	$45	$-	$-	$(211)

3. Inventories

	December 31
(Thousands)	2009	2008
Raw materials	$22,657	$27,241
Finished goods	61,930	66,484

Total	$84,587	$93,725

     Inventories are recorded net of reserves of $1.5 million for obsolete and slow-moving items at both December 31, 2009 and 2008, respectively.
4. Property, Plant and Equipment

	December 31
(Thousands)	2009	2008
Land and improvements	$12,999	$12,837
Buildings	33,376	29,789
Machinery, equipment and customer capital	368,695	314,014
Computer hardware and software	18,368	17,057
Furniture and vehicles	8,029	7,737
Construction-in-progress	15,798	25,699

	457,265	407,133
Less accumulated depreciation	(302,165)	(284,173)

Net	$155,100	$122,960

     Depreciation expense for the years ended December 31, 2009, 2008, and 2007 totaled $16.9 million, $15.1 million, and $15.5 million, respectively.
     Repair and maintenance expenses were $11.5 million, $8.3 million, and $7.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.
5. Goodwill and Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required on December 31 of each year. For purposes of the test, the Company has identified reporting units, as defined within ASC 350, at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level. The accumulated impairment loss as of December 31, 2009 was $57.9 million and related entirely to the Equipment segment.
     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008 are as follows:

	Activated
	Carbon and	Equipment	Consumer
(Dollars in Thousands)	Service Segment	Segment	Segment	Total
Balance as of January 1, 2008	$21,112	$6,673	$60	$27,845
Foreign currency translation	(1,149)	(356)	-	(1,505)

Balance as of December 31, 2008	19,963	6,317	60	26,340
Foreign currency translation	342	252	-	594

Balance as of December 31, 2009	$20,305	$6,569	$60	$26,934

     The following is a summary of the Company’s identifiable intangible assets as of December 31, 2009 and 2008, respectively:

	December 31, 2009
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	15.4 Years	$1,369	$-	$(1,047)	$322
Customer Relationships	17.0 Years	9,323	(182)	(6,399)	2,742
Product Certification	7.9 Years	1,682	-	(1,192)	490
Unpatented Technology	20.0 Years	2,875	-	(1,685)	1,190

Total	16.0 Years	$15,249	$(182)	$(10,323)	$4,744

	December 31, 2008
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	15.4 Years	$1,369	$-	$(961)	$408
Customer Relationships	17.0 Years	9,323	(256)	(5,678)	3,389
License Agreements	5.0 Years	500	-	(500)	-
Product Certification	7.9 Years	1,682	-	(903)	779
Unpatented Technology	20.0 Years	2,875	-	(1,521)	1,354

Total	16.0 Years	$15,749	$(256)	$(9,563)	$5,930

     For the years ended December 31, 2009, 2008 and 2007, the Company recognized $1.3 million, $1.5 million, and $1.8 million respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2010	$1,155
2011	847
2012	657
2013	582
2014	482

6. Product Warranties

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
     Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
(Thousands)	2009	2008	2007
Beginning Balance	$1,095	$1,123	$1,133
Payments and replacement product	(500)	(471)	(293)
Additions to warranty reserve for warranties issued during the period	571	524	366
Change in the warranty reserve for pre-existing warranties	(26)	(81)	(83)

Ending Balance	$1,140	$1,095	$1,123

7. Borrowing Arrangements

Long-Term Debt

	December 31
(Thousands)	2009	2008*
Convertible Senior Notes	$-	$6,000
Industrial revenue bonds	-	2,925

Total	-	8,925
Less current portion of long-term debt (net of debt discount)	-	(7,903)
Less debt discount	-	(1,022)

Net	$-	$-

* Balances have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (See discussion below)
5.00% Convertible Senior Notes due 2036
On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036 (the “Notes”). The Notes accrued interest at the rate of 5.00% per annum which was payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes were eligible to be converted under certain circumstances.
          During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock. A pre-tax loss of $8.9 million was recorded on these extinguishments during the year ended December 31, 2008. During the third quarter of 2009, the Company exchanged, for approximately 1.2 million shares of its common stock, the remaining $6.0 million of Notes. A pre-tax loss of $0.9 million was recorded on this extinguishment related primarily to the outstanding discount and deferred financing fees of the Notes upon conversion.
          Due to the conversion rights of the holders of the Notes, the Company classified the remaining principal amount of outstanding Notes as a current liability as of December 31, 2008. As of December 31, 2009, all Notes have been converted.
          Effective January 1, 2009, the Company implemented guidance within Accounting Standards Codification (ASC) 470-20 “Debt with Conversion and Other Options.” This new guidance required the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This new accounting method has been applied retrospectively to all periods presented with an impact to retained earnings of $0.6 million as of January 1, 2007. The Company’s $75.0 million principal amount of Notes had an initial measurement that consisted of a liability component of $53.1 million and an equity component of $18.6 million

($11.5 million after the associated deferred tax liability). The carrying amount of the equity component was zero and $0.6 million (after tax) at December 31, 2009 and December 31, 2008, respectively.
In accordance with guidance within ASC 470-20, the debt discount of $21.9 million was being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes). The effective interest rate for all periods on the liability component was approximately 13.8%. The Company also incurred original issuance costs of $0.4 million which had been deferred and were being amortized over the same period as the discount. For the year ended December 31, 2009, the Company recorded interest expense of $0.2 million related to the Notes, of which $0.1 million related to the amortization of the discount and $0.1 million related to contractual coupon interest, respectively. Similarly, for the years ended December 31, 2008 and 2007, the Company recorded interest expense of $5.7 million and $7.4 million, respectively, related to the Notes, of which $3.0 million and $3.4 million related to the amortization of the discount and $2.7 million and $3.4 million related to contractual coupon interest. The effect of the retrospective adjustment for the years ended December 31, 2008 and 2007 was to decrease previously reported net income from continuing operations by $6.7 million and $1.9 million, respectively, or $0.13 and $0.04, respectively, per diluted common share.
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
          On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheet as of December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
          The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at December 31, 2009 was $91.9 million, after considering outstanding letters of credit.
          On November 30, 2009, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment relaxes certain restrictions contained in the Credit Agreement so as to permit the Company to form subsidiaries in connection with future acquisitions or for corporate planning purposes; to permit increased capital expenditures; to increase the amount of cash that may be down-streamed to non-domestic subsidiaries; to permit the issuance of up to $8.0 million of letters of credit outside the Credit Agreement; to increase the amount of indebtedness the Company may obtain outside of the Credit Agreement; to permit the pledging of U.S. assets to secure certain foreign debt; and to permit the purchase of 51% of Calgon Mitsubishi Chemical Corporation (“CMCC”) not already owned by the Company, including funding that transaction with foreign debt.

          The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.50%, or (ii) a rate based on the average published LIBOR rates for comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of December 31, 2009 using option (i) above would have been 3.25% if any borrowings were outstanding.
          The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of December 31, 2009, there are no outstanding borrowings under the Revolving Credit Facility.
          Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement. The Company’s obligations under the Revolving Credit Facility are secured by a first perfected security interest in certain of the domestic assets of the Company and the subsidiary guarantors, including certain real property, inventory, accounts receivable, equipment and capital stock of certain of the Company’s domestic subsidiaries.
          The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of December 31, 2009.
Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2008, bore interest at a variable rate, matured in April 2009, and were retired. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.
Belgian Loan and Credit Facility
On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euro, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which has yet to occur. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist and the Company had no outstanding borrowings under the Belgian Loan as of December 31, 2009.
     The Company also maintains a Belgian credit facility totaling 1.5 million Euro which was secured by a U.S. letter of credit as of December 31, 2009. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2009 and December 31, 2008, respectively. Bank guarantees of 0.9 million Euros were issued as of December 31, 2009.

United Kingdom Credit Facility
The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. This credit facility is secured with a U.S. bank guarantee. Bank guarantees of 0.4 million British Pounds Sterling were issued as of December 31, 2009.
Chinese Credit Facility
The Company previously maintained a Chinese credit facility totaling 11.0 million RMB or $1.6 million which was secured by a U.S. letter of credit. The credit facility was fully repaid in June 2009 and was closed.
Interest Expense
The Company’s interest expense for the years ended December 31, 2009, 2008, and 2007 totaled $0.3 million, $6.0 million, and $8.5 million, respectively. These amounts are net of interest costs capitalized of $0.4 million, $0.4 million, and $0.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
8. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $6.3 million in 2010, $5.7 million in 2011, $5.1 million in 2012, $4.8 million in 2013, $4.4 million in 2014 and $4.7 million thereafter. Total rental expense on all operating leases was $8.1 million, $7.3 million, and $5.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.
     The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Thousands)	2009	2008	2007
Raw and other materials	$34,104	$31,837	$22,145
Transportation	$6,853	5,733	4,840
Information systems and services	2,951	2,663	2,386

Total payments	$43,908	$40,233	$29,371

     Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Thousands)	2010	2011	2012	2013	2014	Thereafter
Raw and other materials	$35,161	$24,451	$1,599	$-	$-	$-
Transportation	1,575	1,575	1,575	1,575	263	-
Information systems and services	2,042	-	-	-	-	-

Total contractual cash obligations	$38,778	$26,026	$3,174	$1,575	$263	$-

9. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of December 31, 2009, 11,300 shares have been purchased under this stock buy back program.
     The Board of Directors adopted a new Stockholder Rights Plan in February 2005 designated to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders. The Plan awards one right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (“Acquiring Person”). If one of those events occurs, each holder of a right (with the exception of the Acquiring Person or group) will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other of the Company’s securities) having a value equal to two times the exercise price of the right. The rights can be redeemed by the Board of Directors under certain circumstances, in which case the rights will not be exchangeable for shares.
10. Stock Compensation Plans

At December 31, 2009, the Company had one stock-based compensation plan that was adopted in 2008 and is described below. The former Employee and Non-Employee Directors’ Stock Option Plans were terminated and superceded by the 2008 Equity Incentive Plan, however, they both had stock-based awards outstanding as of December 31, 2009 and 2008.
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
Employee Stock Option Plan
The Employee Stock Option Plan for officers and other key employees of the Company permitted grants of stock options, restricted shares or restricted performance shares for up to 8,238,640 shares of the Company’s common stock. Stock options may be “nonstatutory” or “incentive” with a purchase price of not less than 100% of the fair market value on the date of the grant. Stock appreciation rights were permitted to be granted at date of option grant or at any later date during the term of the option. “Incentive” stock options granted since 1986 become exercisable no less than six months after the date of grant and are no longer exercisable after the expiration of four to ten years from the date of the grant.

Non-Employee Directors’ Stock Option Plan
The 1993 Non-Employee Directors’ Stock Option Plan, as last amended in 2005, provided for an annual grant on the day following the Annual Meeting of Stockholders of stock options equal to a Black-Scholes calculated value of $25,000 per Director on the date of grant. The options vest and become exercisable six months after the date of the grant and, in general, expire ten years after the date of grant.
Stock-Based Compensation Expense
In accordance with the guidance within ASC 718 “Compensation - Stock Compensation”, compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by the Company using the Black-Scholes model and the assumptions listed below:

	Year Ended December 31
	2009	2008	2007
Average grant date exercise price per share of unvested awards – options	$15.57	$14.41	$7.89
Dividend yield	.00%	.00%	.00%
Expected volatility	35-44%	35%	33-34%
Risk-free interest rates	1.99-2.76%	2.76%	3.99-4.54%
Expected lives of options	3-6 years	3-6 years	3-6 years
Average grant date fair value per share of unvested option awards	$6.55	$5.64	$3.25

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
     The Expected lives of options are primarily determined from historical stock option exercise data.
Stock Option Activity
The following tables show a summary of the status and activity of stock options for the year ended December 31, 2009:
Employee:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at beginning of year	1,233,489	$7.38
Granted	90,620	14.74
Exercised	(128,141)	7.35
Canceled	(15,100)	13.68

Outstanding at December 31, 2009	1,180,868	$7.87	3.53	$7,325

Exercisable at December 31, 2009	1,058,386	$6.98	3.47	$7,325

     The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2009, 2008, and 2007 was $6.45 per share, $6.76 per share, and $3.39 per share or $0.6 million, $0.5 million, and $0.3 million, respectively. The total grant date fair value of options vested during the years ended December 31, 2009, 2008, and 2007 was $5.08 per share, $3.15 per share, and $3.08 per share, or $0.4 million, $0.3 million, and $0.3 million, respectively.

Non-Employee Directors:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at beginning of year	127,592	$7.09
Granted	-	-
Exercised	(27,820)	7.72
Canceled	-	-

Outstanding at December 31, 2009	99,772	$6.92	4.64	$652

Exercisable at December 31, 2009	99,772	$6.92	4.64	$652

     The weighted-average grant date fair value of non-employee director stock options granted during the year ended December 31, 2007 was $3.64 per share or $0.2 million. The total grant date fair value of options vested during the years ended December 31, 2008 and 2007 was $5.31 per share and $3.42 per share or $11 thousand and $0.1 million, respectively.
     During the years ended December 31, 2009, 2008, and 2007 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $0.8 million, $8.8 million, and $3.0 million, respectively. The total amount of cash received from the exercise of options was $1.0 million, $5.1 million, and $3.1 million, for the years ended December 31, 2009, 2008, and 2007, respectively.
Stock Awards
In accordance with guidance within ASC 718, compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.
     Nonvested restricted and performance restricted stock granted under the Company’s Equity Incentive Plan is valued at the grant date fair value, which is the market price of the underlying common stock, and vest over service or performance periods that range from one to three years. Outstanding performance restricted stock awards, a type of award granted in 2005, vested subject to the Company’s satisfaction of certain performance criteria during 2005, 2006, and 2007. All of the 64,400 shares vested and were issued in March 2008.
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

	Year Ended December 31
	2009	2008	2007
Dividend yield	.00%	.00%	.00%
Expected volatility	52-53%	35-37%	49-53%
Risk-free interest rates	1.47-1.78%	2.10-3.52%	4.54-5.13%
Performance period	3 years	3 years	3 years

     The following table shows a summary of the employee TSR performance stock awards outstanding as of December 31, 2009:

TSR
Performance	Fair Value	Minimum	Target	Maximum
Period	(in thousands)	Shares	Shares	Shares
2007-2009	$739	-	53,950	107,900
2008-2010	553	-	20,500	41,000
2009-2011	596	-	22,200	44,400

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2009:
Employee Non-vested Restricted Stock:

				Weighted-
		TSR		Average
		Performance		Grant Date
	Restricted	Stock Awards		Fair Value
	Stock Awards	(a)	Total	(per share)
Nonvested at January 1, 2009	285,051	147,250	432,301	$8.31
Granted	98,392	24,600	122,992	14.03
Vested	(190,524)	(64,400)	(254,924)	6.58
Forfeited or Expired	(17,109)	(10,800)	(27,909)	10.37

Nonvested at December 31, 2009	175,810	96,650	272,460	$12.29

       (a) The number of shares shown for the performance stock awards is based on the target number of share awards.
     The following table presents information on performance restricted stock awards, restricted stock awards, and performance stock awards granted:

	2009	2008	2007
Number of shares granted	122,992	95,525	412,180
Weighted-average grant date fair value per share	$14.03	$16.07	$5.80

Non-Employee Directors’ Non-vested Restricted Stock:

				Weighted-
				Average
		TSR		Grant Date
	Restricted	Performance		Fair Value
	Stock Awards	Stock Awards	Total	(per share)
Nonvested at January 1, 2009	21,143	-	21,143	$14.87
Granted	23,240	-	23,240	16.67
Vested	(8,889)	-	(8,889)	14.82
Forfeited or Expired	-	-	-	-

Nonvested at December 31, 2009	35,494	-	35,494	$16.06

     Compensation expense related to all stock-based compensation totaled $2.4 million, $2.9 million, and $2.9 million for the years ended December 31, 2009, 2008, and 2007.
     As of December 31, 2009, there was $3.7 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately three years.

11. Pensions

The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all its pension plans.
     For all U.S. plans, at December 31, 2009, and 2008 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.
     For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2009 and the funded status as of December 31 for both years:

(Thousands)	2009	2008
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$81,323	$76,773
Service cost	768	1,024
Interest cost	4,791	4,777
Actuarial loss	3,956	2,884
Benefits paid	(3,706)	(3,096)
Curtailment	-	(1,039)

Projected benefit obligations at December 31	87,132	81,323

Change in Plan Assets
Fair value of plan assets at January 1	47,219	65,752
Actual return on plan assets	11,715	(19,522)
Employer contributions	10,480	4,085
Benefits paid	(3,706)	(3,096)

Fair value of plan assets at December 31	65,708	47,219

Funded status at December 31	$(21,424)	$(34,104)

Amounts recognized in the Balance Sheets:
Current liability — Accrued benefit cost	$(82)	$(82)
Noncurrent liability — Accrued benefit cost	(21,342)	(34,022)

Net amount recognized	$(21,424)	$(34,104)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Thousands)	2009	2008
Accumulated prior service cost	$430	$634
Accumulated net actuarial loss	25,461	31,340

Net amount recognized, before tax effect	$25,891	$31,974

     The 2008 curtailment was a result of the Company freezing the benefits under one of its bargaining unit plans as of January 1, 2009.
     The accumulated benefit obligation at the end of 2009 and 2008 was $82.3 million and $77.2 million, respectively.
     For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2009	2008
Weighted average actuarial assumptions at December 31:
Discount rate	5.79%	6.06%
Rate of increase in compensation levels	4.00%	4.00%

     The following table sets forth the fair values of the Company’s U.S. pension plans assets as of December 31, 2009:

(Thousands)	Fair Value Measurements at December 31, 2009
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$1,080	$1,080	$-	$-
Equities
Large Cap (a)	16,454	16,454	-	-
Mid Cap (b)	8,517	8,517	-	-
Small Cap MF (c)	4,874	-	4,874	-
Microcap MF (d)	3,655	3,655	-	-
International MF (e)	11,545	11,545	-	-
Fixed Income
Mutual Fund (f)	19,583	19,583	-	-

Total	$65,708	$60,834	$4,874	$-

(a)	This category consists of Growth and Value strategies investing primarily in the common stock of large capitalization companies located in the United States. Growth oriented strategies seek companies within the Russell 1000 Growth Universe with above average earnings, growth, and revenue expectations. Value oriented strategies seek companies within the Russell 1000 Value Universe that are undervalued relative to their intrinsic value. These strategies are benchmarked to the Russell 1000 Growth and Value Indices respectively.
(b)	This category invests primarily in small to mid-sized U.S. companies that are undervalued relative to their intrinsic value. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell Midcap Value Index.
(c)	This category invests primarily in small capitalization U.S. companies that are either undervalued relative to their intrinsic value or that have above average earnings growth and revenue expectations. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell 2000 Index.
(d)	This category invests primarily in micro-capitalization U.S. companies that are undervalued relative to their intrinsic value. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell Micro Cap Value Index.
(e)	This category invests in all types of capitalization companies operating in both developed and emerging markets outside the United States. The strategy targets broad diversification across various economic sectors and seeks to achieve lower overall portfolio volatility by investing with complimentary active managers with varying risk characteristics. Total combined exposure to emerging markets typically ranges from 10% to 20%, with a maximum restriction of 40%. This category is benchmarked to the MSCI EAFE Index and the MSCI All Country World Index ex US.
(f)	This category invests primarily in U.S. denominated investment grade and government securities in addition to MBS and ABS issues. It may invest up to 10% of its assets in non-dollar denominated bonds from issuers located outside of the United States. Investment in non-dollar denominated bonds may be on a currency hedged or un-hedged basis. This category normally invests at least 80% of its assets in bonds and maintains an average portfolio duration that is within ±20% of the duration of the benchmark. This category is benchmarked to the Barclays Capital Aggregate Index.
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
     Information about the expected cash flows for the U.S. pension plans follows:

Year	Pension Benefits (Thousands)
Employer contributions
2010	$1,588

Benefit Payments
2010	$4,509
2011	5,861
2012	5,569
2013	5,004
2014	5,507
2015 – 2019	32,307

     For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31
(Thousands)	2009	2008	2007
Service cost	$768	$1,024	$1,070
Interest cost	4,791	4,777	4,664
Expected return on assets	(3,822)	(5,388)	(4,994)
Prior service cost	203	227	248
Net amortization	1,942	384	351
Settlement	-	-	(122)
Curtailment	-	(480)	(265)

Net periodic pension cost	$3,882	$544	$952

Other Changes in Plan Assets and Benefit Obligations Recognized in Other
Comprehensive Income (Loss)

	Year Ended December 31
(Thousands)	2009	2008
Curtailment effect	$-	$(558)
Current year actuarial (gain) loss	(3,938)	27,793
Amortization of actuarial loss	(1,942)	(384)
Amortization of prior service cost	(203)	(227)

Total recognized in other comprehensive income (loss)	$(6,083)	$26,624

Total recognized in net periodic pension cost and other comprehensive income (loss)	$(2,201)	$27,168

     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2010 are as follows:

Prior service cost	$117
Net actuarial loss	1,599

Total at December 31	$1,716

     For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2009	2008	2007
Weighted average actuarial assumptions at December 31:
Discount rate	6.06%	6.23%	5.93%
Expected annual return on plan assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

     The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 68% equity securities, 30% debt securities, and 2% with other investments. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. Including the 2009 and 2008 returns of 22.39% and (28.74)%, respectively, the Company’s 15-25 year return ranged from 7.52% to 9.96% on its benchmark portfolio.
     For European plans, the following tables provide a reconciliation of changes in the plan’s benefit obligations and fair value of assets over the two-year period ended December 31, 2009 and the funded status as of December 31 of both years:

(Thousands)	2009	2008
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$30,932	$36,363
Service cost	482	765
Interest cost	1,888	2,140
Employee contributions	171	188
Actuarial loss (gain)	1,733	(293)
Benefits paid	(1,124)	(1,311)
Foreign currency exchange rate changes	2,119	(6,920)

Projected benefit obligations at December 31	36,201	30,932

Change in Plan Assets
Fair value of plan assets at January 1	17,250	23,143
Actual return on plan assets	2,331	(2,198)
Employer contributions	1,827	2,130
Employee contributions	171	188
Benefits paid	(1,124)	(1,311)
Foreign currency exchange rate changes	1,377	(4,702)

Fair value of plan assets at December 31	21,832	17,250

Funded Status at December 31	$(14,369)	$(13,682)

Amounts Recognized in the Balance Sheets:
Current liability – Accrued benefit cost	$(563)	$(521)
Noncurrent liability – Accrued benefit cost	(13,806)	(13,161)

Net amount recognized	$(14,369)	$(13,682)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Thousands)	2009	2008
Accumulated net actuarial loss	$4,395	$3,584
Accumulated transition obligation	32	74

Net amount recognized, before tax effect	$4,427	$3,658

     The accumulated benefit obligation at the end of 2009 and 2008 was $33.3 million and $28.3 million, respectively.
     For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2009	2008
Weighted average actuarial assumptions at December 31:
Discount rate	5.48%	5.69%
Rate of increase in compensation levels	4.34%	4.03%

     The following table sets forth the fair values of the Company’s European pension plans assets as of December 31, 2009:

(Thousands)	Fair Value Measurements at December 31, 2009
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$232	$232	$—	$—
Equities				—
M&G PP Discretionary Fund (a)	2,774	2,774	—	—
Global Equity 60-40 Index (b)	5,184	5,184	—	—
Fixed Income				—
Delta Lloyd Fixed Income (c)	4,802	—	—	4,802
Corporate Bonds (d)	4,694	4,694	—	—
Government Bonds (e)	1,328	1,328	—	—
Real Estate (f)	1,563	1,563	—	—
Insurance Reserves (g)	1,255	—	—	1,255

Total	$21,832	$15,775	$—	$6,057

(a)	This fund invests in a mix of equity shares, bonds, property and cash. Only the equity investments are included in this line with the remaining being allocated to other appropriate categories. The fund is actively managed against its benchmark of the CAPS Balanced Pooled Fund Median. A prudent approach of diversification by both location and investment type is employed by the fund and both active stock selection and asset allocation are used to add value.
(b)	This index fund invests 60% in the UK Equity Index Fund and 40% in overseas index funds. The overseas portion has a target allocation of 14% in North American funds, 14% in European funds, (not including the UK), 6% in Japanese funds, and 6% in Pacific Basin funds (not including Japan).
(c)	This category invests in 6 year Fixed Income investments with Delta Lloyd.
(d)	This category invests in the M&G All Stocks Corporate Bond Fund and the Legal & General (LG) AAA Fixed interest — Over 15 Year Fund. These funds, respectively, invest primarily in investment grade corporate bonds, as well as other debt instruments, including higher yielding corporate bonds, government debt, convertible and preferred stocks, money market instruments and equities; and in long-dated sterling denominated AAA-rated corporate bonds, as well as smaller holdings in gilts — both providing a fixed rate of interest.
(e)	This category invests mainly in long term gilts through the LG Over 15 Year Gilts Index and the M&G PP Discretionary Fund.
(f)	This category invests in the M&G UK Property Fund. The fund invests directly in commercial properties in the UK and is actively managed against its performance benchmark of the BNY Mellon CAPS Pooled Fund Property Median. The fund is well diversified investing in the retail, office and industrial sectors of the market. A small portion of this category is also held in the M&G PP Discretionary Fund.
(g)	This category invests in insurance policies in the name of the individual plan members.
     The Company’s Level 3 investments in the Delta Lloyd fixed income fund and insurance reserves were valued using significant unobservable inputs. Inputs to these valuations include characteristics and quantitative data relating to the assets and reserve, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data. The following table sets forth fair value measurements using significant unobservable inputs:

	Delta Lloyd	Insurance
(Thousands)	Fixed Income	Reserves

Balance at January 1, 2009	$4,425	$1,100
Purchases	1,752	153
Sales/Maturities	(1,498)	(31)
Foreign currency translation	123	33
Balance at December 31, 2009	$4,802	$1,255

     At the end of 2009, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for European pension plans did not have projected benefit obligations or accumulated benefit obligations in excess of plan assets. However, at the end of 2008, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, was as follows:

	Projected Benefit Obligation	Accumulated Benefit
	Exceeds the Fair Value of	Obligation Exceeds the Fair
	Plan’s Assets	Value of Plan’s Assets
(Thousands)	2008	2008
Projected benefit obligation	$30,932	$24,169
Accumulated benefit obligation	$28,272	$22,706
Fair value of plan assets	$17,250	$11,658

     Information about the expected cash flows for the European pension plans follows:

Year	Pension Benefits (Thousands)
Employer contributions
2010	$1,842

Benefit Payments
2010	$821
2011	1,505
2012	1,368
2013	1,388
2014	1,048
2015 – 2019	6,944

     Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.
     For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31
(Thousands)	2009	2008	2007
Service cost	$482	$765	$783
Interest cost	1,888	2,140	1,885
Expected return on assets	(1,211)	(1,529)	(1,405)
Net amortization	171	83	157

Net periodic pension cost	$1,330	$1,459	$1,420

Other Changes in Plan Assets and Benefit Obligations Recognized in Other
Comprehensive Income

	Year Ended December 31
(Thousands)	2009	2008
Current year actuarial loss	$614	$3,435
Amortization of actuarial loss	(124)	(29)
Amortization of transition obligation	(47)	(54)
Foreign currency exchange	326	(906)

Total recognized in other comprehensive income	$769	$2,446

Total recognized in net periodic pension cost and other comprehensive income	$2,099	$3,905

     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2010 are as follows:

Net transition obligation	$11
Net actuarial loss	150

Total at December 31	$161

     For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2009	2008	2007
Weighted average actuarial assumptions at December 31:
Discount rate	5.51%	5.63%	4.89%
Expected annual return on plan assets	6.30%	6.25%	6.45%
Rate of increase in compensation levels	3.97%	4.08%	3.90%

     The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. The portfolio’s historical 10-year compounded rate of return is 4.0% as the Company was significantly impacted by losses in 2008.
     The non-current portion of $35.1 million and $47.2 million at December 31, 2009 and 2008, respectively, for the U.S. and European pension liabilities is included in accrued pension and other liabilities.
     The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest immediately. Employer fixed and discretionary contributions vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. The Company realized a $0.5 million curtailment gain in 2008 as a result of freezing the Neville Island defined benefit plan. Total expenses related to the defined contribution plans for years ended December 31, 2009, 2008, and 2007 were $1.8 million, $2.0 million, and $1.9 million, respectively.
12. Provision for Income Taxes

The components of the provision for income taxes for continuing operations were as follows:

	Year Ended December 31
(Thousands)	2009	2008*	2007*
Current
Federal	$6,005	$11,765	$1,138
State and local	943	829	(17)
Foreign	2,436	3,720	3,418

	9,384	16,314	4,539

Deferred
Federal	1,897	(2,349)	(473)
State and local	343	398	292

Foreign	130	(351)	2,289
	2,370	(2,302)	2,108

Provision for income taxes for continuing operations	$11,754	$14,012	$6,647

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).
     Income from continuing operations before income taxes and equity in income of equity investments includes income generated by operations outside the United States of $10.7 million, $16.9 million, and $12.1 million for 2009, 2008, and 2007, respectively.
     The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31
	2009	2008*	2007*
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.3	2.0	1.4
Deferred tax related to equity investment	(1.5)	-	-
Tax rate differential on foreign income	(0.8)	(4.0)	0.2
Valuation allowance release	(9.7)	-	-
Net foreign tax credits	-	0.6	5.7
Tax statute expiration	(0.5)	(0.5)	(7.8)
Change in uncertain tax positions	0.2	2.0	8.9
Change in tax rates	-	-	(6.7)
Other – net	(1.3)	(1.7)	(0.3)

Effective income tax rate for continuing operations	23.7%	33.4%	36.4%

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).

     The Company’s total provision for income taxes is shown below:

	Year Ended December 31
(Thousands)	2009	2008*	2007*
Continuing operations	$11,754	$14,012	$6,647
Discontinued operations	-	1,560	(91)
Other comprehensive income	1,028	(9,507)	3,449

Total provision for income taxes	$12,782	$6,065	$10,005

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).
     The Company has the following gross operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2009:

Type (Thousands)	Amount	Expiration Date
Foreign tax credits	$10,209	2011-2019
State tax credits	1,050	2027
Operating loss carryforwards – state*	40,417	2012-2027
Operating loss carryforwards – foreign	235	None

*Of the total state operating loss-carryforwards, approximately 90% expire in 2019 or later.
     The components of deferred taxes consist of the following:

	December 31
(Thousands)	2009	2008*
Deferred tax assets**
State net operating loss and credit carryforwards***	$13,175	$15,037
Accruals	9,151	6,932
Inventories	9,694	5,764
Pensions	11,764	15,849
Valuation allowance	(3,495)	(7,977)

Total deferred tax assets	40,289	35,605

Deferred tax liabilities
Property, plant and equipment	$19,503	$11,796
Goodwill and other intangible assets	1,357	62
U.S. liability on Belgian net deferred tax assets	8	42
U.S. liability on deferred foreign income	-	733
Cumulative translation adjustment on undistributed earnings	1,074	1,174

Total deferred tax liabilities	21,942	13,807

Net deferred tax asset	$18,347	$21,798

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).
**Uncertain tax liabilities of approximately $66 thousand and $60 thousand fully offset the foreign net operating losses and credit carryforwards in 2009 and 2008, respectively.
***Uncertain tax net indirect benefits of approximately $4.7 million and $2.4 million are included in the U.S. net operating loss and credit carryforwards in 2009 and 2008, respectively.
     A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.

     The Company’s valuation allowance consists of the following:

		State	Total
	U.S. Foreign	Operating Loss	Valuation
(Thousands)	Tax Credits	Carryforwards	Allowance
Balance as of January 1, 2008	$5,918	$300	$6,218
Increase due to uncertainty in realization of tax benefits	3,943	-	3,943
Decrease due to a reduction of tax benefits in the current year	(1,946)	-	(1,946)
Decrease due to utilization of state net operating loss carryforwards	-	(238)	(238)

Balance as of December 31, 2008	7,915	62	7,977
Increase due to uncertainty of realization of tax benefit	337	-	337
Decrease due to utilization of foreign tax credit carryforwards	(1,688)	-	(1,688)
Decrease due to recognition of tax benefits in current year	(3,131)	-	(3,131)

Balance as of December 31, 2009	$3,433	$62	$3,495

     The Company adopted guidance within ASC 740, effective January 1, 2007, regarding the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Upon adoption, the Company recorded a $5.7 million increase in the gross unrecognized income tax benefits and a decrease in retained earnings of $4.4 million. The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. The following is a reconciliation of the unrecognized income tax benefits:

(Thousands)	2009	2008	2007
Balance at January 1	$12,249	$11,953	$9,477
Gross increases for tax positions of prior years	266	1,919	124
Gross decreases for tax positions of prior years	(1,014)	(2,100)	(1,187)
Gross increases for tax positions of current year	803	809	4,476
Lapse of statute of limitations	(141)	(332)	(937)
Settlements	(459)	-	-

Balance at December 31	$11,704	$12,249	$11,953

     As of December 31, 2009, approximately $6.5 million of the $11.7 million, and as of December 31, 2008, approximately $10.0 million of the $12.2 million, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized. Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $12.5 million and $12.4 million for the year ended December 31, 2009 and 2008, respectively.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2009 and 2008, the Company recognized approximately $0.3 million and $0.2 million, respectively, of interest and penalties. As of December 31, 2009 and 2008, the amount accrued for the payment of interest and penalties is approximately $1.1 million and $0.8 million, respectively.
     At this time, the Company believes that it is reasonably possible that approximately $0.7 million of the estimated unrecognized tax benefits as of December 31, 2009 will be recognized within the next twelve months based on the expiration of statutory review periods.
     As of December 31, 2009, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2000, 2003, 2005 – 2009
Kentucky	2005 – 2009
Canada	2005 – 2009
Pennsylvania	2004 – 2009
Germany	2007 – 2009
UK	2003 – 2009
Belgium	1999 – 2009

13. Accumulated Other Comprehensive Income (Loss)

				Accumulated
	Currency	Pension		Other
	Translation	Benefit	Derivatives and	Comprehensive
(Thousands)	Adjustments	Adjustments	Other	Income (Loss)
Balance, January 1, 2007	$19,279	$(8,406)	$(568)	$10,305
Net Change	2,557	3,648	498	6,703

Balance, December 31, 2007	21,836	(4,758)	(70)	17,008
Net Change	(4,744)	(17,959)	(755)	(23,458)

Balance, December 31, 2008	17,092	(22,717)	(825)	(6,450)
Net Change	3,526	3,183	(1,265)	5,444

Balance, December 31, 2009	$20,618	$(19,534)	$(2,090)	$(1,006)

     Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable. The income tax effect included in accumulated other comprehensive income (loss) for other non-U.S. subsidiaries and equity investees that are not permanently reinvested was $1.1 million, $1.2 million, and $0.2 million at December 31, 2009, 2008, and 2007, respectively.
     The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive income (loss) was $11.3 million, $13.6 million, and $2.7 million at December 31, 2009, 2008, and 2007, respectively. The net income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $1.1 million, $0.1 million, and zero at December 31, 2009, 2008, and 2007, respectively.
14. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2009, 2008, and 2007 was $0.5 million, $4.8 million, and $5.3 million, respectively. Income taxes paid, net of refunds, for the years ended December 31, 2009, 2008, and 2007 was $3.8 million, $15.3 million, and $1.8 million, respectively.
     During the year ended December 31, 2009 and 2008, the Company exchanged shares of its common stock for approximately $6.0 million and $44.2 million, respectively, of its 5.00% Convertible Senior Notes. Refer to Note 7.
     The Company has reflected $(0.1) million and $1.9 million of its capital expenditures as a non-cash decrease and increase, respectively, in accounts payable and accrued liabilities for the years ended December 31, 2009 and 2008, respectively.
15. Derivative Instruments

The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations. The Company uses cash flow hedges to limit the exposure to changes in natural gas prices. The natural gas forward contracts generally mature within one to thirty-six months. The Company also has a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap has been treated as a foreign exchange cash flow hedge. The Company accounts for its derivative instruments under ASC 815 “Derivatives and Hedging.”

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheets were as follows:

Asset Derivatives
		December 31,	December 31,
(Thousands)	Balance Sheet Locations	2009	2008
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$60	$1,153
Natural gas contracts	Other current assets	5	—
Currency swap	Other assets	210	662
Natural gas contracts	Other assets	4	—

Total derivatives designated as hedging instruments under ASC 815		279	1,815

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	25	14

Total asset derivatives		$304	$1,829

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:

Liability Derivatives
		December 31,	December 31,
(Thousands)	Balance Sheet Locations	2009	2008
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$716	$63
Natural gas contracts	Accounts payable and accrued liabilities	1,211	1,323
Natural gas contracts	Accrued pension and other liabilities	852	1,048

Total derivatives designated as hedging instruments under ASC 815		2,779	2,434

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	-	39

Total liability derivatives		$2,779	$2,473

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, currency swap, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs. The inputs used are from market sources that aggregate data based upon market transactions.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the years ended December 31, 2009 and 2008, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

(Thousands)	December 31, 2009	December 31, 2008

Accumulated OCI derivative loss (income) at January 1, 2009	$1,295	$(538)
Effective portion of changes in fair value	3,169	1,459
Reclassifications from accumulated OCI derivative gain to earnings	(1,129)	424
Foreign currency translation	(140)	(50)

Accumulated OCI derivative loss at December 31, 2009	$3,195	$1,295

	Amount of (Gain) or Loss
Derivatives in ASC 815 Cash	Recognized in OCI on Derivatives
Flow Hedging Relationships	(Effective Portion)
	December 31,
(Thousands)	2009	2008	2007

Foreign Exchange Contracts	$1,261	$(1,842)	$—
Currency Swap	(506)	1,434	78
Natural Gas Contracts	2,414	1,867	781

Total	$3,169	$1,459	$859

		Amount of Gain or (Loss)
Derivatives in ASC 815 Cash Flow		Reclassified from Accumulated
Hedging Relationships	Location of Gain or	OCI in Income (Effective Portion) *
	(Loss) Recognized in	December 31,
(Thousands)	Income on Derivatives	2009	2008	2007
Foreign Exchange Contracts	Cost of products sold	$1,038	$316	$—
Currency Swap	Interest expense	(35)	(123)	(165)
Natural Gas Contracts	Cost of products sold	(2,132)	230	(832)

Total		$(1,129)	$423	$997

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
Derivatives in ASC 815 Cash Flow		Excluded from
Hedging Relationships	Location of	Effectiveness Testing)
	Loss Recognized in	December 31,
(Thousands)	Income on Derivatives	2009	2008	2007

Foreign Exchange Contracts	Other expense — net	$(20)	$(21)	$—
Currency Swap	Other expense — net		—	—
Natural Gas Contracts	Other expense — net	—	—	—

Total		$(20)	$(21)	$—

*	Assuming market rates remain constant with the rates at December 31, 2009, a loss of $2.0 million is expected to be recognized in earnings over the next 12 months.
The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31,	December 31,	December 31,
(in thousands except for mmbtu)	2009	2008	2007
Natural gas contracts (mmbtu)	1,070,000	1,290,000	970,000
Foreign exchange contracts	$14,552	$21,386	$-
Currency swap	$3,646	$4,293	$4,889

Other
The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Loss
		Recognized in Income on
Derivatives Not Designated as	Location of	Derivatives
Hedging Instruments Under ASC 815	Loss Recognized in	December 31,
(Thousands)	Income on Derivatives	2009	2008	2007

Foreign Exchange Contracts *	Other expense - net	$(294)	$(725)	$7

Total		$(294)	$(725)	$7

*As of December 31, 2009, 2008 and 2007, these foreign exchange contracts were entered into and settled during the respective periods.
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
16. Contingencies

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
          In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At December 31, 2009, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the years ended December 31, 2009, 2008, and 2007. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination as to when it will proceed with remediation efforts.
          On March 8, 2006, the Company and another U.S. producer (the “Petitioners”) of activated carbon formally requested that the United States Department of Commerce investigate unfair pricing of certain activated carbon imported from the People’s Republic of China. The Commerce Department investigated imports of activated carbon from China that is thermally activated using a combination of heat, steam and/or carbon dioxide. Certain types of activated carbon from China, most notably chemically-activated carbon, were not investigated.
          On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and thus that special additional duties should be imposed to offset the amount of the unfair pricing. The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem. A formal order imposing these tariffs was published on April 27, 2007. All imports from China remain subject to the order and antidumping tariffs. Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory. Deposits of tariffs are subject to future revision based on retrospective reviews conducted by the Commerce Department.
          The Company is both a domestic producer and one of the largest U.S. importers (from our wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).
          As one of two U.S. producers involved as petitioners in the case, the Company is actively involved in ensuring the Commerce Department obtains the most accurate information from the foreign producers and exporters involved in the review, in order to calculate the most accurate results and margins of dumping for the sales at issue.
          As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through April 8, 2007. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to tariffs. For the period April 20, 2007 through November 10, 2009, deposits have been paid at 69.54%.
          The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2009. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
          The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found. To do this, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, when the tariff rate decreases, any difference is refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.
          On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The impact of these adjustments to the Company’s cost of sales increased fourth quarter pre-tax operating income by approximately $1.6 million. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. There is no deadline for a final decision regarding these appeals but such appeals typically take at least a year to resolve. The Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved.
          On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the antidumping tariff order covering the period April 1, 2008 through March 31, 2009 (POR II). Requests for review were due no later than April 30, 2009. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s tariff deposits made during POR II are final and not subject to further adjustment.
          For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million. As noted above, the Company’s tariff deposits made during POR II are fixed and not subject to change. For the period April 1, 2009 through March 31, 2010 (POR III), a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates in effect for the period would result in an additional payment or refund of $0.1 million based on deposits made for a portion of the POR III period ending December 31, 2009.
          The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine.
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
          On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under the CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The Company has learned that the United States Department of Justice is preparing a complaint with respect to the matters. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter.
          By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the year ended December 31, 2009. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

          In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009. In a letter dated December 31, 2009, the NYSDEC disapproved the report. The basis for disapproval include concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. The PRP Group has discussed the stated concerns with the NYSDEC and is considering alternative soil cleanup approaches.
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
          In 2002, the Company was sued by For Your Ease Only (“FYEO”). The case has been stayed since 2003. The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”). FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer. In 2002, the

Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent. FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortiously interfered with its relationship with the retailer. The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office. That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008. The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit. The Patent Trademark Office issued a re-examination certificate on August 25, 2009. Consequently, the stay on litigation is likely to be lifted in the next few months. The Company will assert that, notwithstanding the rejection of certain claims in the ‘628 Patent, the Company had a good-faith belief that its patent was valid and that FYEO’s product infringed, and that such belief insulates the Company from liability for publicizing its patent. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.
          The Company owns a 49% interest in a joint venture, Calgon Mitsubishi Chemical Corporation (CMCC), which was formed on October 1, 2002. At December 31, 2009, CMCC had $15.2 million in borrowings from an affiliate of the majority owner of the joint venture. The Company has agreed with the joint venture and the lender that, upon request by the lender, the Company will execute a guarantee for up to 49% of such borrowings. At December 31, 2009, the lender had not requested, and the Company has not provided, such guarantee.
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
17. Basic and Diluted Net Income from Continuing Operations Per Common Share

Computation of basic and diluted net income per common share from continuing operations is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2009	2008	2007
Income from continuing operations available to common shareholders	$39,159	$28,840	$13,597
Weighted Average Shares Outstanding
Basic	54,757,279	44,679,169	39,788,063
Effect of Dilutive Securities	1,771,994	8,706,256	10,769,218

Diluted	56,529,273	53,385,425	50,557,281

Basic net income from continuing operations per common share	$.72	$.65	$.34

Diluted net income from continuing operations per common share	$.69	$.54	$.27

     For the years ended December 31, 2009, 2008 and 2007, there were 160,145; 80,625; and 8,100 options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

18. Segment Information

The Company’s management has identified three segments based on the product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in application to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of continuing operations:

	Year Ended December 31
(Thousands)	2009	2008	2007
Net sales
Activated Carbon and Service	$358,196	$342,326	$295,608
Equipment	43,916	47,288	41,328
Consumer	9,798	10,656	14,188

Consolidated net sales	$411,910	$400,270	$351,124

	Year Ended December 31
(Thousands)	2009	2008*	2007*
Income (loss) from continuing operations before amortization

Activated Carbon and Service	$53,051	$53,368	$28,038
Equipment	1,629	6,018	(1,715)
Consumer	14	(159)	2,029

	$54,694	$59,227	$28,352
Reconciling items:

Amortization	(1,261)	(1,544)	(1,796)
Interest income	459	1,504	1,695
Interest expense	(286)	(6,024)	(8,543)
Loss on debt extinguishment (Refer to Note 7)	(899)	(8,918)	—
Other expense - net	(3,089)	(2,247)	(1,441)

Consolidated income from continuing operations before income taxes and equity in income of equity investments	$49,618	$41,998	$18,267

	Year Ended December 31
(Thousands)	2009	2008	2007
Depreciation
Activated Carbon and Service	$15,666	$13,854	$14,542
Equipment	955	997	628
Consumer	248	279	282

	$16,869	$15,130	$15,452
Amortization	1,261	1,544	1,796

Consolidated depreciation and amortization	$18,130	$16,674	$17,248

	Year Ended December 31
(Thousands)	2009	2008*	2007*
Total assets
Activated Carbon and Service	$368,363	$334,675	$297,862
Equipment	44,001	38,867	31,261
Consumer	13,354	13,720	13,454

Consolidated total assets	$425,718	$387,262	$342,577

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).

	Year Ended December 31
(Thousands)	2009		2008		2007
Property, plant and equipment expenditures
Activated Carbon and Service	$45,907		$33,033		$10,947
Equipment	2,392		1,294		684
Consumer	63		615		158

Consolidated property, plant and equipment expenditures	$48,362	(1)	$34,942	(2)	$11,789

(1)	Includes $2.8 million which is included in accounts payable and accrued liabilities at December 31, 2009.
(2)	Includes $2.7 million which is included in accounts payable and accrued liabilities at December 31, 2008.
Net Sales by Product:

	Year Ended December 31
(Thousands)	2009	2008	2007
Carbon products	$336,986	$317,940	$267,934
Capital equipment	35,367	35,155	31,601
Equipment leasing	15,232	16,020	13,943
Spare parts	8,549	8,581	9,727
Carbon cloth products	7,918	12,133	11,262
Home consumer products	1,880	2,074	2,926
Other services	5,978	8,367	13,731

Total sales	$411,910	$400,270	$351,124

Geographic Information

	Year Ended December 31
(Thousands)	2009	2008	2007
Net sales
United States	$238,241	$218,864	$192,843
United Kingdom	24,967	25,913	28,569
Germany	17,131	17,111	17,056
Canada	15,517	17,721	13,312
France	14,874	16,562	13,953
Japan	13,590	10,656	10,304
Belgium	8,875	10,888	8,738
Spain	7,716	6,702	5,565
Netherlands	7,037	7,336	5,192
China	6,871	9,127	3,954
Singapore	5,704	2,066	2,261
South Korea	5,559	2,431	1,952
Switzerland	4,971	5,286	4,492
Mexico	4,465	5,317	4,285
Finland	3,017	3,427	2,534
Other	33,375	40,863	36,114

Consolidated net sales	$411,910	$400,270	$351,124

Net sales are attributable to countries based on location of customer.

	Year Ended December 31
(Thousands)	2009	2008	2007
Long-lived assets
United States	$139,832	$113,528	$95,142
Belgium	30,964	25,455	25,343
Japan	10,760	11,566	9,148
United Kingdom	9,265	8,620	11,684
China	6,822	7,382	7,209
Canada	3,579	3,029	3,454
Germany	48	3,963	61
France	2	2	2

	201,272	173,545	152,043
Deferred taxes	2,601	13,129	6,419

Consolidated long-lived assets	$203,873	$186,674	$158,462

19. Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of activated carbon products to equity investees. Related party sales transactions were $13.5 million, $10.2 million, and $9.6 million for the years ended December 31, 2009, 2008, and 2007 respectively. Receivables from equity investees amounted to $2.6 million and $2.2 million at December 2009 and 2008, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.
20. Subsequent Events

          On January 4, 2010, the Company acquired Zwicky Denmark and Sweden, long-term distributors of Chemviron Carbon’s activated carbon products and providers of services associated with the reactivation of activated carbon. Zwicky Denmark and Sweden had sales of EUR 3.1 million ($4.2 million) in 2008. The Zwicky companies have been Chemviron Carbon’s exclusive distributor of its activated carbon products and provider of its mobile filter technology through a service center in Kolding, Denmark. Also, on January 29, 2010 the Company acquired the outstanding stock of Hyde Marine, Inc., a manufacturer of systems that utilize ultraviolet light technology to treat marine ballast water. The purchase price for these acquisitions included cash paid or to be paid of $3.5 million and an earn-out based on future earnings of the businesses acquired.
          On February 12, 2010, the Company signed a definitive agreement to acquire the shares of Calgon Mitsubishi Chemical Corporation (“CMCC”) which it does not currently own. CMCC is a joint venture between Calgon Carbon Corporation and Mitsubishi Chemical Corporation (“MCC”). In 2008, CMCC recorded sales of approximately ¥6.8 billion ($67 million). Under the terms of the definitive agreement, the Company will increase its current 49% ownership interest in CMCC to 80% at the closing, which is currently expected to occur on March 31, 2010. The Company will acquire the remaining 20% interest on or about March 31, 2011. The total purchase price of the MCC shares, subject to adjustment for changes in net asset value, is approximately ¥951,000,000 ($10.6 million). Of the total, ¥722,810,146 ($8.0 million) will be paid at the closing on March 31, 2010, and ¥228,189,854 ($2.7 million) will be paid in March 2011. The Company will also assume MCC’s share of CMCC’s debt which is estimated to be ¥714,000,000 ($7.9 million). The closing is subject to certain conditions typically associated with this type of transaction.
          CMCC provides a full-range of outsourced activated carbon products to the Japanese market, including coal-based, granular activated carbon produced at Calgon Carbon’s manufacturing facilities in the U.S. and China. CMCC also produces and sell reactivated carbon in Japan, and included in the purchase price is a reactivation facility in Fukui, Fukui Prefecture, which is currently owned and operated by the joint venture company.

QUARTERLY FINANCIAL DATA — UNAUDITED

	2009				2008 *
(Thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$90,633	$103,090	$107,495	$110,692	$90,331	$108,476	$99,069	$102,394
Net sales less cost of products sold from continuing operations	$29,419	$32,771	$36,406	$46,717	$28,566	$37,455	$33,608	$33,756
Net income from continuing operations	$5,974	$6,098	$13,859	$13,228	$10,373	$9,284	$2,434	$6,749
Income (loss) from discontinued operations	$-	$-	$-	$-	$-	$3,447	$(211)	$(443)
Net income	$5,974	$6,098	$13,859	$13,228	$10,373	$12,731	$2,223	$6,306

Common Stock Data:
Basic:
Income from continuing operations per common share	$0.11	$0.11	$0.25	$0.24	$0.26	$0.23	$0.05	$0.13
Income (loss) from discontinued operations per common share	$-	$-	$-	$-	$-	$0.09	$-	$(0.01)
Net income per common share	$0.11	$0.11	$0.25	$0.24	$0.26	$0.32	$0.05	$0.12

Diluted:
Income from continuing operations per common share	$0.11	$0.11	$0.25	$0.23	$0.20	$0.18	$0.04	$0.12
Income (loss) from discontinued operations per common share	$-	$-	$-	$-	$-	$0.06	$-	$(0.01)
Net income per common share	$0.11	$0.11	$0.25	$0.23	$0.20	$0.24	$0.04	$0.11

Average common shares outstanding
Basic	54,117	54,331	54,940	55,622	40,240	40,558	44,625	53,247
Diluted	56,079	56,285	56,448	56,654	51,756	52,025	53,798	55,662

* Results have been retrospectively adjusted to incorporate the adoption of guidance within ASC 470-20 “Debt with Conversion and Other Options.” (Refer to Note 7).

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
Management’s Annual Report on Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting is contained in “Item 8. Financial Statements and Supplementary Data — Report of Management — Responsibility for Preparation of the Financial Statements and Establishing and Maintaining Adequate Internal Control Over Financial Reporting.”
Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of the Independent Registered Public Accounting Firm is contained in “Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control
There have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information:

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of its Shareholders.
Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table sets forth information as of December 31, 2009 concerning common stock issuable under the Company’s equity compensation plans.
Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to be		available for future issuance under
	issued upon exercise of outstanding	Weighted-average exercise price of outstanding	equity compensation plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,280,640	$6.98	1,861,250
Equity compensation plans not approved by security holders	-	-	49,490	(1)

Total	1,280,640	$6.98	1,910,740

(1)	On December 31, 2009 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.
The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2010 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the 2010 Annual Meeting of its Shareholders.
Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Independent Auditors – Certain Fees” in the Company’s Proxy Statement for the 2010 Annual Meeting of its Shareholders.

PART IV
Item 15. Exhibits and Financial Statements Schedules:
A.	Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:

B. Financial Statements Scheduled for the years ended December 31, 2009, 2008 and 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania
We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 26, 2010 (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 26, 2010

The following should be read in conjunction with the previously referenced financial statements:
Schedule II
Valuation and Qualifying Accounts
(Thousands)

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to Costs	Returns and	at End
Description	of Year	and Expenses	Write-Offs	of Year

Year ended December 31, 2009
Allowance for doubtful accounts	$1,596	$565	$(190)	$1,971

Year ended December 31, 2008
Allowance for doubtful accounts	$2,834	$199	$(1,437)	$1,596

Year ended December 31, 2007
Allowance for doubtful accounts	1,981	1,239	(386)	2,834

	Balance at	Additions	Deductions	Balance
	Beginning	Charged to Costs	Returns and	at End
Description	of Year	and Expenses	Write-Offs	of Year

Year ended December 31, 2009
Income tax valuation allowance	$7,977	$337	$(4,819)	$3,495

Year ended December 31, 2008
Income tax valuation allowance	6,218	3,943	(2,184)	7,977

Year ended December 31, 2007
Income tax valuation allowance	5,742	2,441	(1,965)	6,218

C. Exhibits

Page
3.1	Restated Certificate of Incorporation	(a)
3.2	Amended and Restated By-laws of the Company	(b)
4.1	Rights Agreement, dated as of January 27, 2005	Filed herewith
10.1*	Calgon Carbon Corporation 2008 Equity Incentive Plan	(c)
10.2*	1997 Directors’ Fee Plan	(d)
10.3*	Employment Agreement between Calgon Carbon Corporation and C. H. S. (Kees) Majoor, dated December 21, 2000.	Filed herewith
10.4	Credit Agreement, dated May 8, 2009	(e)
10.5	First Amendment to Credit Agreement, dated as of November 30, 2009	(f)
10.6*	Employment Agreement between Calgon Carbon Corporation and John S. Stanik, dated February 5, 2010	(g)
10.7*	Employment Agreement between Calgon Carbon Corporation and Leroy M. Ball, dated February 5, 2010	(h)
10.8*	Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono, dated February 5, 2010	(i)
10.9*	Employment Agreement between Calgon Carbon Corporation and Robert P. O’Brien, dated February 5, 2010	(j)
10.10*	Employment Agreement between Calgon Carbon Corporation and Richard D. Rose, dated February 5, 2010	(k)
10.11*	Employment Agreement between Calgon Carbon Corporation and James A. Sullivan, dated February 5, 2010	(l)
10.12	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010	Filed herewith
10.13*	Separation Agreement and Release between Calgon Carbon Corporation and Dennis Sheedy, effective October 14, 2009	Filed herewith
10.14*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor	Filed herewith
10.15*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated January 2004	Filed herewith
10.16*	Addendum “Change of Control” to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated as of December 15, 2008	Filed herewith
14.1	Code of Business Conduct and Ethics	(m)
21.0	The wholly owned subsidiaries of the Company at December 31, 2009 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Solarchem Environmental Systems, Inc., a Nevada corporation; Charcoal Cloth (International) Ltd., a United Kingdom corporation; Charcoal Cloth Ltd., a United Kingdom corporation; Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation; Advanced Separation Technologies Incorporated, a Florida corporation; Calgon Carbon (Tianjin) Co., Ltd., a Chinese corporation; Datong Carbon Corporation, a Chinese corporation; Calgon Carbon Asia PTE Ltd., a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; and CCC Distribution LLC, a Delaware limited liability company. In addition, the Company owns 49% of Calgon Mitsubishi Chemical Corporation, a Japanese corporation and 20% of Calgon Carbon (Thailand) Company Ltd., a Thailand corporation	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer `Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Note:	The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.
(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended June 30, 2009.
(b)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(c)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 15, 2008.
(d)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.
(e)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed for the fiscal quarter ended June 30, 2009.
(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed December 1, 2009.
(g)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 5, 2010.
(h)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed February 5, 2010.
(i)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed February 5, 2010.
(j)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed February 5, 2010.
(k)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.
(l)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 8-K filed February 5, 2010.
(m)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2008.
* Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

'

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calgon Carbon Corporation

By	/s/ JOHN S. STANIK
John S. Stanik
Chairman, President and Chief Executive Officer February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ JOHN S. STANIK John S. Stanik	Chairman, President and Chief Executive Officer	February 26, 2010

/S/ LEROY M. BALL Leroy M. Ball	Chief Financial Officer (and Principal Accounting Officer)	February 26, 2010

/S/ J. RICH ALEXANDER J. Rich Alexander	Director	February 26, 2010

Robert W. Cruickshank	Director

/S/ RANDALL S. DEARTH Randall S. Dearth	Director	February 26, 2010

/S/ WILLIAM J. LYONS William J. Lyons	Director	February 26, 2010

/S/ WILLIAM R. NEWLIN William R. Newlin	Director	February 26, 2010

/S/ JULIE S. ROBERTS Julie S. Roberts	Director	February 26, 2010

/S/ TIMOTHY G. RUPERT Timothy G. Rupert	Director	February 26, 2010

/S/ SETH E. SCHOFIELD Seth E. Schofield	Director	February 26, 2010