Form 10-Q
period 2010-03-31
CALGON CARBON CORPORATION
filed 2010-05-05
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

[Common Stock, $.01 par value per share]	56,170,818 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2010
This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain. Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included this Form 10-Q and in the Company’s most recent Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report.
I N D E X

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2009, as filed with the Securities and Exchange Commission by the Company in Form 10-K.
In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$99,485	$85,952
Net sales to related parties	3,442	4,681

Total	102,927	90,633

Cost of products sold (excluding depreciation and amortization)	65,791	61,214
Depreciation and amortization	5,077	3,776
Selling, general and administrative expenses	18,164	15,745
Research and development expenses	1,487	962

	90,519	81,697

Income from operations	12,408	8,936

Interest income	116	127
Interest expense	(8)	(21)
Gain on acquisitions (Note 1)	2,217	—
Other expense – net	(304)	(428)

Income from operations before income tax and equity in income from equity investments	14,429	8,614

Income tax provision	5,559	3,081

Income from operations before equity in income from equity investments	8,870	5,533

Equity in income from equity investments	112	441

Net income	$8,982	$5,974

Net income per common share
Basic	$0.16	$0.11
Diluted	$0.16	$0.11

Weighted average shares outstanding
Basic	55,708,492	54,117,118
Diluted	56,725,077	56,079,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$46,707	$38,029
Restricted cash	1,768	5,556
Receivables (net of allowance of $1,847 and $1,971)	82,720	61,716
Receivables from related parties	—	2,588
Revenue recognized in excess of billings on uncompleted contracts	4,870	5,963
Inventories	100,165	84,587
Deferred income taxes – current	15,115	15,935
Other current assets	8,881	7,471

Total current assets	260,226	221,845

Property, plant and equipment, net	162,336	155,100
Equity investments	210	10,969
Intangibles	8,578	4,744
Goodwill	26,785	26,934
Deferred income taxes – long-term	2,681	2,601
Other assets	4,118	3,525

Total assets	$464,934	$425,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$54,122	$44,821
Billings in excess of revenue recognized on uncompleted contracts	4,367	4,522
Payroll and benefits payable	8,766	9,509
Accrued income taxes	4,889	3,169
Short-term debt	14,777	—
Current portion of long-term debt	2,569	—

Total current liabilities	89,490	62,021

Long-term debt	5,160	—
Deferred income taxes – long-term	1,209	189
Accrued pension and other liabilities	56,186	56,422

Total liabilities	152,045	118,632

Redeemable non-controlling interest (Note 1)	1,633	—
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 58,712,692 and 58,553,617 shares issued	587	586
Additional paid-in capital	165,410	164,236
Retained earnings	182,147	173,165
Accumulated other comprehensive loss	(6,060)	(1,006)

	342,084	336,981
Treasury stock, at cost, 3,069,076 and 3,006,037 shares	(30,828)	(29,895)

Total shareholders’ equity	311,256	307,086

Total liabilities and shareholders’ equity	$464,934	$425,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$8,982	$5,974
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 1)	(2,217)	—
Depreciation and amortization	5,077	3,776
Equity in income from equity investments	(112)	(441)
Employee benefit plan provisions	917	1,363
Stock-based compensation	633	536
Deferred income tax expense (benefit)	1,354	(859)
Changes in assets and liabilities-net of effects from purchase of businesses and foreign exchange:
Decrease (increase) in receivables	90	(1,223)
Increase in inventories	(2,524)	(6,004)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(783)	5,796
Increase (decrease) in accounts payable, accrued liabilities, and accrued interest	2,509	(1,452)
Increase in accrued income taxes	3,764	894
Pension contributions	(2,052)	(509)
Other items – net	1,510	853

Net cash provided by operating activities	17,148	8,704

Cash flows from investing activities
Purchase of businesses – net of cash (Note 1)	(2,103)	—
Property, plant and equipment expenditures	(8,937)	(11,132)
Cash pledged for collateral	(1,006)	—
Cash released from collateral	4,794	—

Net cash used in investing activities	(7,252)	(11,132)

Cash flows from financing activities
Reductions of debt obligations	(127)	—
Treasury stock purchased	(933)	(567)
Common stock issued	157	430
Excess tax benefit from stock-based compensation	364	490

Net cash (used in) provided by financing activities	(539)	353

Effect of exchange rate changes on cash	(679)	(801)

Increase (decrease) in cash and cash equivalents	8,678	(2,876)
Cash and cash equivalents, beginning of period	38,029	16,750

Cash and cash equivalents, end of period	$46,707	$13,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
1. Acquisitions
Zwicky Denmark and Sweden (Zwicky) and Hyde Marine, Inc. (Hyde)
On January 4, 2010, the Company acquired two Zwicky businesses. The Company acquired substantially all the assets of Zwicky AS (Denmark) and acquired 100% of the outstanding shares of capital stock of Zwicky AB (Sweden). These companies were distributors of activated carbon products and providers of services associated with the reactivation of activated carbon and, subsequent to acquisition, their results are included in the Company’s Activated Carbon and Service segment. As a result of the Zwicky acquisitions, the Company has increased its presence in Northern Europe.
On January 29, 2010, the Company acquired 100% of the capital stock of Hyde, a manufacturer of systems that use ultraviolet light technology to treat marine ballast water. The results of Hyde are included in the Company’s Equipment segment. The Hyde acquisition provides the Company with immediate entry into the new global market for ballast water treatment and increases its knowledge base and experience in using ultraviolet light technology to treat water.
The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million. The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.4 million. The Company recorded an earnout liability of $0.6 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation. This liability is recorded in accrued pension and other liabilities within the consolidated balance sheet.
Calgon Mitsubishi Chemical Corporation (CMCC)
On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%. The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million. Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ). CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million, subject to working capital and other adjustments which are currently estimated to reduce the final payment by $0.8 million, to $1.6 million. The increased ownership and control more than doubles the Company’s sales revenue in Asia and adds to its workforce and infrastructure in Japan, the world’s second largest activated carbon market. The consolidated results of CCJ will be reflected in the Company’s Activated Carbon and Service segment.
The acquisition date fair value of the Company’s former 49% equity interest in CMCC was approximately $9.8 million. As a result of remeasuring this equity interest to fair value, the Company recorded a pre-tax gain of $1.8 million as of March 31, 2010.

The preliminary purchase price allocations and resulting impact on the corresponding consolidated balance sheet relating to these acquisitions is as follows:

(In thousands)
Assets:
Cash	$709
Accounts receivable	19,511
Inventory	14,650
Property, plant, and equipment, net	7,014
Intangibles*	4,350
Other current assets	1,453
Other assets	894

Total Assets	48,581

Liabilities:
Accounts payable	(8,044)
Short-term debt	(14,777)
Current portion of long-term debt	(2,569)
Long-term debt	(5,160)
Accrued pension and other liabilities	(3,380)

Total Liabilities	(33,930)

Redeemable non-controlling interest	(1,633)

Net Assets	$13,018

Cash Paid for Acquisitions	$2,812

*	Weighted amortization period of 5.6 years.
Subsequent to their acquisition and excluding the related net gains of $1.8 million, these entities have contributed the following to the Company’s consolidated operating results for the first quarter of 2010:

Revenue	$1,053
Net loss	$(422)
The aggregate purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective estimated acquisition date fair values. The purchase price allocations are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes that the information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the purchase price allocation. Such information includes asset and liability valuations related primarily to inventories, fixed assets and intangible assets all of which are necessary to finalize the purchase price allocation. The fair values reflected above may be adjusted upon the final valuations and such adjustments could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as possible but no later than one year from each acquisition date.
Pro Forma Information
The operating results of the acquired companies have been included in the Company’s condensed consolidated financial statements from the dates each were acquired. The following unaudited pro forma results of operations assume that the acquisitions had been included for the full periods indicated. Such results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of operations.

	Three Months Ended
	March 31,
	2010	2009
Net sales	$120,133	$109,036
Net income	$8,655	$6,740
Net income per common share
Basic	$0.15	$0.12
Diluted	$0.15	$0.12
These pro forma amounts have been calculated after adjusting for sales and related profit resulting from the Company’s sales of activated carbon to both CCJ and Zwicky. In addition, the equity earnings from the Company’s former non-controlling interest in CCJ have been removed. The results also reflect additional amortization that would have been charged assuming fair value adjustments to amortizable intangible assets had been applied to the beginning of each period presented.
The results for the three month period ended March 31, 2010 excludes approximately $1.8 million of after-tax gains associated with the acquisitions.
2. Inventories

	March 31, 2010	December 31, 2009
Raw materials	$22,480	$22,657
Finished goods	77,685	61,930

	$100,165	$84,587

3. Supplemental Cash Flow Information
Cash paid for interest during the three months ended March 31, 2010 and 2009 was $19 thousand and $0.3 million, respectively. Income taxes paid, net of refunds, were $1.8 million and $0.7 million, for the three months ended March 31, 2010 and 2009, respectively.
The Company has reflected $(2.1) million and $1.8 million of its capital expenditures as a decrease and increase, respectively, in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2010 and 2009, respectively.
4. Dividends
The Company’s Board of Directors did not declare or pay a dividend for the quarters ended March 31, 2010 and 2009.

5. Comprehensive Income

	Three Months Ended March 31,
	2010	2009
Net income	$8,982	$5,974
Other comprehensive loss, net of taxes	(5,054)	(3,631)

Comprehensive income	$3,928	$2,343

The only matters contributing to the other comprehensive loss during the three months ended March 31, 2010 was the foreign currency translation adjustment of $(5.8) million, the changes in employee benefit accounts of $0.5 million, and the change in the fair value of the derivative instruments of $0.2 million. The only matters contributing to the other comprehensive loss during the three months ended March 31, 2009 was the foreign currency translation adjustment of $(3.4) million, the changes in employee benefit accounts of $0.4 million, and the change in the fair value of the derivative instruments of $(0.6) million.
6. Segment Information
The Company’s management has identified three segments based on product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and liquid process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of the Company’s operations:

	Three Months Ended
	March 31,
	2010	2009
Net sales
Activated Carbon and Service	$90,452	$77,763
Equipment	10,160	10,899
Consumer	2,315	1,971

	$102,927	$90,633

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$17,687	$11,882
Equipment	(315)	975
Consumer	113	(145)

	17,485	12,712

Depreciation and amortization
Activated Carbon and Service	4,474	3,360
Equipment	485	302
Consumer	118	114

	5,077	3,776

Income from operations	12,408	8,936

Reconciling items:
Interest income	116	127
Interest expense	(8)	(21)
Gain on acquisitions	2,217	—
Other expense – net	(304)	(428)

Income from operations before income tax and equity in income from equity investments	$14,429	$8,614

	March 31, 2010	December 31, 2009
Total Assets
Activated Carbon and Service	$402,092	$368,363
Equipment	49,498	44,001
Consumer	13,344	13,354

Consolidated total assets	$464,934	$425,718

7. Derivative Instruments
The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations. The Company uses cash flow hedges to limit the exposure to changes in natural gas prices. The natural gas forward contracts generally mature within one to thirty-six months. The Company also previously had a ten-year foreign currency swap agreement to fix the foreign exchange rate on a $6.5 million intercompany loan between the Company and its foreign subsidiary, Chemviron Carbon Ltd. Since its inception, the foreign currency swap had been treated as a foreign exchange cash flow hedge. During the first quarter of 2010, the Company contributed its receivable as additional equity to Chemviron Carbon Ltd. and the related foreign currency swap was terminated. The Company accounts for its derivative instruments under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”

The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

		March 31,	December 31,
Asset Derivatives	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$152	$60
Natural gas contracts	Other current assets	—	5
Currency swap	Other assets	—	210
Foreign exchange contracts	Other assets	106	—
Natural gas contracts	Other assets	—	4

Total derivatives designated as hedging instruments under ASC 815		258	279

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$16	$25

Total derivatives not designated as hedging instruments under ASC 815		16	25

Total asset derivatives		$274	$304

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

		March 31,	December 31,
Liability Derivatives	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$139	$716
Natural gas contracts	Accounts payable and accrued liabilities	1,971	1,211
Natural gas contracts	Accrued pension and other liabilities	1,015	852

Total derivatives designated as hedging instruments under ASC 815		3,125	2,779

Total liability derivatives		$3,125	$2,779

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

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs. The inputs used are from market sources that aggregate data based upon market transactions.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three month periods ended March 31, 2010 and 2009, respectively.
The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

Three Months Ended
March 31, 2010
Accumulated OCI derivative loss January 1, 2010	$3,195
Effective portion of changes in fair value	575
Reclassifications from accumulated OCI derivative gain to earnings	(647)
Foreign currency translation	(27)

Accumulated OCI derivative loss at March 31, 2010	$3,096

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2010	2009
Foreign Exchange Contracts	$(738)	$1,968
Currency Swap	—	667
Natural Gas Contracts	1,313	(3,863)

Total	$575	$(1,228)

		Amount of (Gain) or Loss
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of (Gain) or	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2010	2009
Foreign Exchange Contracts	Cost of products sold	$(40)	$301
Currency Swap	Interest expense	(121)	10
Natural Gas Contracts	Cost of products sold	(486)	(162)

Total		$(647)	$149

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of (Gain) or	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2010	2009
Foreign Exchange Contracts	Other expense – net	$(1)	$(4)
Currency Swap	Other expense – net	—	—
Natural Gas Contracts	Other expense – net	—	—

Total		$(1)	$(4)

*	Assuming market rates remain constant with the rates at March 31, 2010, a loss of $1.9 million is expected to be recognized in earnings over the next 12 months.

**	For the three months ended March 31, 2010 and 2009, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.
The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	March 31,	December 31,
(in thousands except for mmbtu)	2010	2009
Natural gas contracts (mmbtu)	1,055,000	1,070,000
Foreign exchange contracts	$19,470	$14,552
Currency swap	$—	$3,646
Other
The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of (Gain) or Loss
		Recognized in Income on
	Location of (Gain) or	Derivatives
Derivatives Not Designated as	Loss Recognized in	Three Months Ended March 31,
Hedging Instruments Under ASC 815:	Income on Derivatives	2010	2009
Foreign Exchange Contracts *	Other expense - net	$156	$157

Total		$156	$157

*	As of March 31, 2010 and 2009, these foreign exchange contracts were entered into and settled during the respective periods.
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
8. Contingencies
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At March 31, 2010 and December 31, 2009, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the periods ended March 31, 2010 and 2009. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination as to when it will proceed with remediation efforts.
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

The Company is both a domestic producer and one of the largest U.S. importers (from its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).
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
The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at March 31, 2010. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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

On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. There is no deadline for a final decision regarding these appeals but such appeals typically take at least a year to resolve. The Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved.
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
For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million. As noted above, the Company’s tariff deposits made during POR II are fixed and not subject to change. For the period April 1, 2009 through March 31, 2010 (POR III), a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates in effect for the period would result in an additional payment or refund of $0.1 million based on deposits made during this period.
The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine. There were no additional amounts received as of the period ended March 31, 2010.

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
On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The Company has learned that the United States Department of Justice is preparing a complaint with respect to the matters. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues including any complaint from the Department of Justice.
By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 9% of its total revenue for the year ended December 31, 2009. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
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
On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions of at least $8.25 million over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company has been countersued alleging breach of contract. Discovery is complete and each party has filed for summary judgment. The Company intends to vigorously defend the countersuit and pursue the declaratory judgment.
In 2002, the Company was sued by For Your Ease Only (“FYEO”). The case has been stayed since 2003. The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”). FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer. In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent. FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer. The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office. That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008. The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit. The Patent Trademark Office issued a re-examination certificate on August 25, 2009. The parties have resumed discovery and the stay on litigation has been lifted. The Company will assert that, notwithstanding the rejection of certain claims in the ‘628 Patent, the Company had a good-faith belief that its patent was valid and that FYEO’s product infringed, and that such belief insulates the Company from liability for publicizing its patent. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

pursue its counterclaims. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss or gain, if any.
Calgon Carbon Japan KK f/k/a Calgon Mitsubishi Chemical Corporation (“CCJ”) sold carbon, which it purchased from a third-party supplier, for a DeSOX and DeNOX application to Sumitomo Heavy Industries, Ltd. (“Sumitomo”) which in turn sold it to Kobe Steel, Ltd. (“Kobe Steel”). The Kobe Steel purchase order set forth certain quality standards with respect to the activated carbon, particularly with respect to the quality of repeated use for DeSOX and DeNOX. Testing has shown that the activated carbon provided by CCJ to Sumitomo for use by Kobe Steel did not meet the quality requirements as set forth in the purchase order. At that time Kobe Steel notified Sumitomo with regard to a potential claim for defective products. Sumitomo in turn notified CCJ. Kobe Steel is demanding that CCJ replace all the carbon that was delivered. CCJ believes that the quality issues can be met in less costly ways by the introduction of an additive. Alternatively, CCJ believes that less than all the carbon should be replaced. The parties are continuing to negotiate a solution. Mitsubishi Chemical Company (“MCC”) has agreed to indemnify CCJ for 51% of any loss it may suffer for the matter. At this time the Company cannot predict with any certainty the outcomes of this matter or a range of loss, if any.
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
The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2010 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of January 1, 2010	$20,305	$6,569	$60	$26,934
Foreign exchange	(208)	59	—	(149)

Balance as of March 31, 2010	$20,097	$6,628	$60	$26,785

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2010 and December 31, 2009, respectively. Additional intangible assets may be identified upon completion of purchase accounting.

		March 31, 2010
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,067)	$302
Customer Relationships	16.0 Years	10,333	(272)	(6,586)	3,475
Product Certification	5.4 Years	5,022	—	(1,371)	3,651
Unpatented Technology	20.0 Years	2,875	—	(1,725)	1,150

Total	13.8 Years	$19,599	$(272)	$(10,749)	$8,578

		December 31, 2009
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,047)	$322
Customer Relationships	17.0 Years	9,323	(182)	(6,399)	2,742
Product Certification	7.9 Years	1,682	—	(1,192)	490
Unpatented Technology	20.0 Years	2,875	—	(1,685)	1,190

Total	16.0 Years	$15,249	$(182)	$(10,323)	$4,744

For the three months ended March 31, 2010 and 2009, the Company recognized $0.4 million and $0.3 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:

2010	$1,882
2011	1,627
2012	1,437
2013	1,362
2014	1,262

10. Borrowing Arrangements

	March 31,	December 31,
Short-Term Debt	2010	2009

Borrowings under Japanese loan agreements	$14,777	$—

Long-Term Debt

Borrowings under Japanese loan agreements	7,729	—

Less current portion of long-term debt	(2,569)	—

Net	$5,160	$—

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
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheets as of March 31, 2010 and December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at March 31, 2010 was $91.8 million, after considering outstanding letters of credit.
On November 30, 2009, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment relaxes certain restrictions contained in the Credit Agreement so as to permit the Company to form subsidiaries in connection with future acquisitions or for corporate planning purposes; to permit increased capital expenditures; to increase the amount of cash that may be down-streamed to non-domestic subsidiaries; to permit the issuance of up to $8.0 million of letters of credit outside the Credit Agreement; to increase the amount of indebtedness the Company may obtain outside of the Credit Agreement; to permit the pledging of foreign assets to secure certain foreign debt; and to permit the purchase of 51% of Calgon Mitsubishi Chemical Corporation (“CMCC”) not already owned by the Company, including funding that transaction with foreign debt.
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%.

A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of March 31, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.
The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of March 31, 2010 and December 31, 2009, respectively, there were no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of March 31, 2010.
Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2008, bore interest at a variable rate, matured in April 2009, and were retired. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.
Belgian Loan and Credit Facility
On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euro, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which has yet to occur. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist and the Company had no outstanding borrowings under the Belgian Loan as of March 31, 2010 and December 31, 2009, respectively.
The Company also maintains a Belgian credit facility totaling 1.5 million Euro which is secured by cash collateral of 750 thousand Euro. The cash collateral is shown as restricted cash within the consolidated balance sheet as of March 31, 2010. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2010 and December 31, 2009, respectively. Bank guarantees of 0.9 million Euros were issued as of March 31, 2010.
United Kingdom Credit Facility
The Company maintains a United Kingdom unsecured credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of March 31, 2010.
Chinese Credit Facility
The Company previously maintained a Chinese credit facility totaling 11.0 million RMB or $1.6 million which was secured by a U.S. letter of credit. The credit facility was fully repaid in June 2009 and was closed.
Japanese Loans and Credit Facility
On March 31, 2010, the Company entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen in order to partially finance the purchase of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month Tokyo Interbank Offered Rate (TIBOR) rate plus 0.675%. The interest rate per annum as of March 31, 2010 was 1.15%. Total borrowings outstanding under the Japanese Credit Facility were 1.38 billion Japanese Yen or $14.8 million at March 31, 2010 and are shown as short-term debt within the consolidated balance sheet presented.
The Company also entered into two other borrowing arrangements as part of the purchase of CCJ on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets including inventory and accounts receivable to secure its obligations under both loan agreements. The Japanese Term Loan provides for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31, 2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.6 million is recorded as current and 482.0 million Japanese Yen or $5.1 million is recorded as long-term debt within the consolidated balance sheet presented. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.465% per annum at March 31, 2010. This loan matures on March 31, 2011 and is renewable annually for a nominal fee. There were no borrowings outstanding under the Japanese Working Capital Loan at March 31, 2010.

Fair Value of Debt
At March 31, 2010, the Company had $22.5 million of borrowings under various Japanese credit agreements described above. The recorded amounts are based on prime rates, and accordingly, the carrying value of these obligations approximate their fair value.
Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at March 31, 2010 of $1.9 million in 2010, $17.3 million in 2011, $2.6 million in 2012, and $0.7 million in 2013.
Interest Expense
The Company’s interest expense for the quarters ended March 31, 2010 and 2009 totaled $8 thousand and $21 thousand, respectively. These amounts are net of interest costs capitalized of $19 thousand and $0.2 million for the periods ended March 31, 2010 and 2009, respectively.

11. Pensions
     U.S. Plans:
For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31
Pension Benefits	2010	2009

Service cost	$223	$197
Interest cost	1,241	1,213
Expected return on plan assets	(1,284)	(913)
Amortization of prior service cost	29	51
Net actuarial loss amortization	400	512

Net periodic pension cost	$609	$1,060

The expected long-term rate of return on plan assets is 8.00% in 2010.
Employer Contributions
In its 2009 financial statements, the Company disclosed that it expected to contribute $1.6 million to its U.S. pension plans in 2010. As of March 31, 2010, the Company has contributed the $1.6 million as well as an additional $0.2 million. In April 2010, the Company contributed an additional $1.8 million.
European Plans:
For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31
Pension Benefits	2010	2009

Service cost	$136	$122
Interest cost	484	407
Expected return on plan assets	(343)	(269)
Amortization of net transition amount	3	10
Net actuarial loss amortization	37	27
Foreign currency exchange	(9)	6

Net periodic pension cost	$308	$303

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2010.
Employer Contributions
In its 2009 financial statements, the Company disclosed that it expected to contribute $1.8 million to its European pension plans in 2010. As of March 31, 2010, the Company contributed $0.3 million. The Company expects to contribute the remaining $1.5 million over the remainder of the year.

Defined Contribution Plans:
The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest immediately. Employer fixed and discretionary contributions vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.4 million and $0.6 million for the periods ended March 31, 2010 and 2009, respectively.
12. Basic and Diluted Net Income from Continuing Operations Per Common Share
Computation of basic and diluted net income per common share from operations is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2010	2009

Income from operations available to common shareholders	$8,982	$5,974
Weighted Average Shares Outstanding
Basic	55,708,492	54,117,118
Effect of Dilutive Securities	1,016,585	1,961,921

Diluted	56,725,077	56,079,039

Net income
Basic	$0.16	$0.11
Diluted	$0.16	$0.11

For the three months ended March 31, 2010 and 2009, there were 145,358 and 169,425 of stock options that were excluded from the dilutive calculations as the effect would have been antidilutive.

13. Related Party Transactions
Net sales to related parties primarily reflect sales of activated carbon products to equity investees. Related party sales transactions were $3.4 million and $4.7 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment. On March 31, 2010, the Company acquired an additional interest in its Japanese joint venture thereby increasing its ownership percentage from 49% to 80% (Refer to Note 1). As a result of this transaction, the joint venture is reflected on a consolidated basis within the Company’s financial statements.
14. Income Taxes
Unrecognized Income Tax Benefits
As of March 31, 2010 and December 31, 2009, the Company’s gross unrecognized income tax benefits were $11.8 million and $11.7 million, respectively. If recognized, $6.6 million and $6.5 million of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2010 and December 31, 2009, respectively. The Company estimates that approximately $0.7 million of unrecognized tax benefits will be realized in the next twelve months as a result of the expiration of statute limitations in various tax jurisdictions.
15. Subsequent Events
As of December 31, 2009, the Company was owed approximately $3.0 million of contingent consideration related to the 2006 sale of its charcoal/liquid business. During April 2010, the Company received payment of approximately $2.4 million. The Company expects to receive the remaining amount during 2010.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements.
Results of Operations
Consolidated net sales increased by $12.3 million or 13.6% for the quarter ended March 31, 2010 versus the quarter ended March 31, 2009. The total positive impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2010 was $2.2 million. Net sales for the quarter ended March 31, 2010 for the Activated Carbon and Service segment increased $12.7 million or 16.3% versus the similar 2009 period. The increase was primarily due to higher demand in the environmental air treatment market for products related to mercury removal of approximately $8.9 million. Also contributing to the increase was higher demand in the municipal and respirator markets of $1.6 million and $1.6 million, respectively. Foreign currency translation had a positive impact of $2.0 million. Net sales for the Equipment segment decreased $0.7 million or 6.8% in the first quarter 2010 versus the comparable 2009 period. The decrease was primarily due to lower revenue for ion exchange systems. Foreign currency translation had a positive impact of $0.1 million. Net sales for the quarter ended March 31, 2010 for the Consumer segment increased by $0.3 million or 17.5% versus the quarter ended March 31, 2009. The increase was primarily attributable to higher demand for activated carbon cloth. Foreign currency translation had a positive impact of $0.1 million.
Net sales less cost of products sold, as a percentage of net sales, was 36.1% for the quarter ended March 31, 2010 compared to 32.5% for the similar 2009 period, a 3.6 percentage point increase or $7.7 million. The Activated Carbon and Service segment increased by $7.9 million which was primarily related to the aforementioned increase in demand in the environmental air treatment, municipal, and respirator markets. The Equipment segment decreased $0.4 million principally related to volume shortfalls for ion exchange systems. The Consumer segment decreased $0.2 million which was related to product mix of $0.1 million and volume of $0.1 million. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.
The depreciation and amortization increase of $1.3 million during the quarter ended March 31, 2010 versus the quarter ended March 31, 2009 was primarily due to increased depreciation related to the significant capital improvements at the Company’s Catlettsburg, Kentucky plant that occurred throughout 2009.
Selling, general and administrative expenses increased $2.4 million for the quarter ended March 31, 2010 versus the comparable 2009 quarter which included $1.3 million of acquisition related costs as well as increased employee related expenses.
Research and development expenses for the quarter ended March 31, 2010 increased $0.5 million versus the similar 2009 period due to an increase in testing services related to mercury removal from flue gas.

Interest income was comparable for the quarter ended March 31, 2010 versus the similar 2009 period.
Interest expense was comparable for the quarter ended March 31, 2010 versus the similar 2009 period.
As a result of the acquisitions of Zwicky, Hyde, and an additional interest in its Japanese joint venture which are more fully described within Note 1 to the Condensed Consolidated Financial Statements included in Item 1, the Company recorded a gain of $2.2 million during the quarter ended March 31, 2010.
Other expense — net was comparable for the quarter ended March 31, 2010 versus the similar 2009 period.
The Company recorded an income tax provision of $5.6 million and $3.1 million for the three month periods ended March 31, 2010 and 2009, respectively. The increase in tax expense primarily relates to the increase in income from operations before income tax and equity in income from equity investments.
The effective tax rate for the quarter ended March 31, 2010 was 38.5% compared to 35.8% for the quarter ended March 31, 2009. The quarter ended March 31, 2010 tax rate was higher than the statutory Federal income tax rate mainly due to certain non-deductible transaction costs related to the acquisitions discussed in Note 1; state taxes; and a valuation allowance on a portion of the Company’s current year foreign tax credits. These increases were partially offset by net favorable permanent deductions.
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
Equity in income from equity investments for the quarter ended March 31, 2010 decreased $0.3 million due principally to costs associated with a product warranty related matter at the Company’s joint venture Calgon Carbon Japan KK (CCJ).

Financial Condition
Working Capital and Liquidity
Cash flows provided by operating activities were $17.1 million for the period ended March 31, 2010 compared to $8.7 million for the comparable 2009 period. The $8.4 million increase is primarily due to favorable working capital changes of $5.0 million principally related to inventory of $3.5 million, as a result of inventory control measures in Europe and the U.S. including the reduction of purchases of outsourced carbon related products. Also contributing to the increase was improved earnings of $3.0 million.
The Company recorded purchase of businesses, net of cash, of $2.1 million related to the acquisitions made during the period ended March 31, 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).
Common stock dividends were not paid during the quarters ended March 31, 2010 and 2009, respectively.
Total debt at March 31, 2010 was $22.5 million and zero at December 31, 2009. The entire balance at March 31, 2010 relates to the addition of the Japanese Loans and Credit Facility which are as a result of the increase in ownership of its joint venture in Japan (Refer to Notes 1 and 10 to the Condensed Consolidated Financial Statements included in Item 1).
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
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheets as of March 31, 2010 and December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at March 31, 2010 was $91.8 million, after considering outstanding letters of credit.
On November 30, 2009, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment relaxes certain restrictions contained in the Credit Agreement so as to permit the Company to form subsidiaries in connection with future acquisitions or for corporate planning purposes; to permit increased capital expenditures; to increase the amount of cash that may be down-streamed to non-domestic subsidiaries; to permit the issuance of up to $8.0 million of letters of credit outside the Credit Agreement; to increase the amount of indebtedness the Company may obtain outside of the Credit Agreement; to permit the pledging of foreign assets to secure certain foreign debt; and to permit the purchase of 51% of Calgon Mitsubishi

Chemical Corporation (“CMCC”) not already owned by the Company, including funding that transaction with foreign debt.
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of March 31, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.
The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of March 31, 2010 and December 31, 2009, respectively, there were no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of March 31, 2010.

Japanese Loans and Credit Facility
On March 31, 2010, the Company entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen in order to partially finance the purchase of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month TIBOR rate plus 0.675%. The interest rate per annum as of March 31, 2010 was 1.15%. Total borrowings outstanding under the Japanese Credit Facility were 1.38 billion Japanese Yen or $14.8 million at March 31, 2010 and are shown as short-term debt within the consolidated balance sheet presented.
The Company also entered into two other borrowing arrangements as part of the purchase of CCJ on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets including inventory and accounts receivable to secure its obligations under both loan agreements. The Japanese Term Loan provides for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31, 2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.6 million is recorded as current and 482.0 million Japanese Yen or $5.1 million is recorded as long-term debt within the consolidated balance sheet presented. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.465% per annum at March 31, 2010. This loan matures on March 31, 2011 and is renewable annually for a nominal fee. There were no borrowings outstanding under the Japanese Working Capital Loan at March 31, 2010.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of March 31, 2010, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2009, except for the addition of debt totaling $22.5 million and the redeemable non-controlling interest of $1.6 million, related to the Company’s increase in ownership of its joint venture CCJ (Refer to Notes 1 and 10 to the Condensed Consolidated Financial Statements included in Item 1). The Company is obligated to make principal payments on debt outstanding at March 31, 2010 of $1.9 million in 2010, $17.3 million in 2011, $2.6 million in 2012, and $0.7 million in 2013.
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

Capital Expenditures and Investments
Capital expenditures for property, plant and equipment totaled $8.9 million for the three months ended March 31, 2010 compared to expenditures of $12.9 million for the same period in 2009. The expenditures for the period ended March 31, 2010 consisted primarily of improvements to the Company’s manufacturing facilities of $5.1 million and $1.1 million for customer capital. The comparable 2009 period consisted primarily of improvements to the Company’s manufacturing facilities of $10.4 million, of which $5.4 million was directly related to the April 2009 re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility, and $1.3 million for customer capital. Capital expenditures for 2010 are projected to be approximately $65.0 million to $75.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.
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
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, several environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which identified and characterized areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of noncurrent other liabilities in the Company’s consolidated balance sheet. At March 31, 2010 and December 31, 2009, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the periods ended March 31, 2010 and 2009. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The accrued amounts are expected to be paid out over the course of several years once work has commenced. The Company has yet to make a determination as to when it will proceed with remediation efforts.
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
On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The Company has learned that the United States Department of Justice is preparing a complaint with respect to the matters. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues including any complaint from the Department of Justice.
By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 9% of its total revenue for the year ended December 31, 2009. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

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

The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, Germany, United Kingdom, China, Canada, Sweden, Denmark, Singapore, Thailand, Taiwan, and Japan. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.
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
The Company is both a domestic producer and one of the largest U.S. importers (from its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).
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
The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at March 31, 2010. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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
On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. There is no deadline for a final decision regarding these appeals but such appeals typically take at least a year to resolve. The Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved.
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
For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million. As noted above, the Company’s tariff deposits made during POR II are fixed and not subject to change. For the period April 1, 2009 through March 31, 2010 (POR III), a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates in effect for the period would result in an additional payment or refund of $0.1 million based on deposits made during this period.
The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine. There were no additional amounts received as of the period ended March 31, 2010.
Outlook
Activated Carbon and Service
The Company’s activated carbon and service sales volume in 2010, for markets other than environmental air which is where powder activated carbon (PAC) sold for the mercury market is categorized, will remain challenging for the Company as not all markets have rebounded from the effects of the worldwide economic slowdown. During 2009, many manufacturers within the Company’s industrial customer base were scaling back or shutting down operations which has continued to impact demand through the first quarter of 2010. However, offsetting this volume decline will be the continued higher sales volume for carbon products used to remove mercury from flue gas of coal-fired power plants in the U.S. as a result of contracts that were already awarded to the Company as well as regulations that went into effect in certain U.S. states as of January 1, 2010. The Company also anticipates an increase in demand for drinking water in the municipal market during 2010. While the tariff on imported Chinese thermally activated carbon was lowered significantly in November 2009, current trends do not indicate signs of pricing pressure. However, the Company cannot predict with any certainty that this will remain the case throughout all of 2010.
During 2009, in addition to the April restart of the previously idled B-line at the Catlettsburg, Kentucky facility, the Company also further invested at this site in a new pulverization facility which is capable of converting 90 million pounds of feedstock to PAC. The pulverization facility commenced operation during the fourth quarter of 2009 and reduces the Company’s reliance on third-party grinding. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The Company believes that this could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. Mercury emission standards that begin to take effect in more than a dozen states, primarily in 2010, are driving the current PAC market, but U.S. regulatory or congressional action will determine the national standards in the long-term. Currently, the EPA plans to issue proposed mercury emission standards by March 2011 that would then be finalized by November 2011. The Company currently estimates that annual demand could be as high as 165 million pounds in 2010; 220 million pounds in 2011 and 2012; and, 750 million pounds within the next ten years. In addition, more than 140 countries have indicated interest in a multi-nation mercury removal pact that could be agreed upon on as early as 2013.
The need for municipal drinking water utilities to comply with the Environmental Protection Agency’s Stage 2 Disinfection By-Product (DBP) Rule is yet another growth driver for the Company. DBP’s are compounds that form when water is disinfected with chemicals, and granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2014. The Company currently estimates that this regulation may increase demand for GAC by municipal water utilities in the United States by as much as 100 million pounds per year by 2015.
In anticipation of the eventual improvement in the worldwide economy and to meet the increased demand for mercury removal and the DBP Rule, the Company currently plans to make significant capital expenditures in 2010 totaling $65 million to $75 million. The Company is investing in a capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in China and in the northeast United States. In total, these sites are believed to eventually increase the Company’s service business capacity by 59 million pounds annually. Only the U.S. location is expected to commence operation in 2010. In addition to these initiatives, the Company plans on increasing its presence throughout the world. In March 2010, the Company acquired a controlling interest in its current joint venture in Japan with full ownership expected in early 2011 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). This acquisition will increase the Company’s capabilities in the world’s second largest geographical market by country for activated carbon and will also contribute favorably to the restart of its currently idled virgin carbon plant in Datong, China. In Europe, the Company acquired Zwicky Denmark and Sweden, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon, in January 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served.
Equipment
The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. U.S demand for the Company’s ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. Although equipment contract awards slowed during 2009, bid activity is expected to be strong in 2010. Backlog for the Equipment segment at March 31, 2010 is $14.4 million. In January 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV technology to treat marine ballast water (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulation is scheduled to be phased in globally over a ten-year period beginning in 2010, and industry sources estimate that it will require treatment of ballast water from more than 40,000 vessels by 2020. Hyde Marine’s Hyde Guardian™ system (Guardian), which employs stacked disk and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency. Type Approval confirms compliance with the BWMC. This strategic acquisition has provided the Company immediate entry into a global, legislative-driven market with major long-term growth potential.
Consumer
The slowing economy contributed to decreased demand for the Company’s PreZerve® products in 2009. During the first quarter of 2010, the Company saw an increase in its activated carbon cloth sales compared to the similar 2009 period. Notwithstanding this first sign of recovery, the Company expects that during the second quarter of 2010 the sales will be at a similar level compared to 2009.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the Company’s exposure to market risk from December 31, 2009.
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
Changes in Internal Control:
There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2010, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

      PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 8 to the unaudited interim Condensed Consolidated Financial Statements contained herein.
Item 1a. Risk Factors
     There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2009.
Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
January 1 – January 31, 2010	—	—	—	—
February 1 – February 28, 2010	42,306	$13.89	—	—
March 1 – March 31, 2010	20,733	$16.65	—	—

(a)	This column includes purchases under Calgon Carbon’s Equity Incentive Plan which represented withholding taxes due from employees relating to the restricted share awards issued on February 24, 2010; February 28, 2010; March 4, 2010; and March 31, 2010. Future purchases under this plan will be dependent upon employee elections and forfeitures.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Employment Agreement by and between Calgon Carbon Corporation and John S. Stanik effective January 1, 2010 and entered into on February 5, 2010	(a)

10.2	Employment Agreement by and between Calgon Carbon Corporation and Leroy M. Ball effective January 1, 2010 and entered into on February 5, 2010	(b)

10.3	Employment Agreement by and between Calgon Carbon Corporation and Gail A. Gerono effective January 1, 2010 and entered into on February 5, 2010	(c)

10.4	Employment Agreement by and between Calgon Carbon Corporation and Robert P. O’Brien effective January 1, 2010 and entered into on February 5, 2010	(d)

10.5	Employment Agreement by and between Calgon Carbon Corporation and Richard D. Rose effective January 1, 2010 and entered into on February 5, 2010	(e)

10.6	Employment Agreement by and between Calgon Carbon Corporation and James A. Sullivan effective January 1, 2010 and entered into on February 5, 2010	(f)

10.7	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation dated February 12, 2010	(g)

10.8	Form of Indemnification Agreement dated February 25, 2010	(h)

10.9	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(i)

10.10	Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(j)

10.11	Revolving Credit Facility Agreement between Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK) and MCFA Inc. dated March 31, 2010	(k)

10.12	Letter of Undertaking by Calgon Carbon Corporation on behalf of MCFA Inc. dated March 31, 2010	(l)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 5, 2010.

(b)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed February 5, 2010.

(c)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed February 5, 2010.

(d)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed February 5, 2010.

(e)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.

(f)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 8-K filed February 5, 2010.

(g)	Incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.

(h)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 3, 2010.

(i)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 1, 2010.

(j)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed April 1, 2010.

(k)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed April 1, 2010.

(l)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed April 1, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)
Date: May 5, 2010	/s/ Leroy M. Ball
Leroy M. Ball
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Employment Agreement by and between Calgon Carbon Corporation and John S. Stanik effective January 1, 2010 and entered into on February 5, 2010	(a)

10.2	Employment Agreement by and between Calgon Carbon Corporation and Leroy M. Ball effective January 1, 2010 and entered into on February 5, 2010	(b)

10.3	Employment Agreement by and between Calgon Carbon Corporation and Gail A. Gerono effective January 1, 2010 and entered into on February 5, 2010	(c)

10.4	Employment Agreement by and between Calgon Carbon Corporation and Robert P. O’Brien effective January 1, 2010 and entered into on February 5, 2010	(d)

10.5	Employment Agreement by and between Calgon Carbon Corporation and Richard D. Rose effective January 1, 2010 and entered into on February 5, 2010	(e)

10.6	Employment Agreement by and between Calgon Carbon Corporation and James A. Sullivan effective January 1, 2010 and entered into on February 5, 2010	(f)

10.7	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation dated February 12, 2010	(g)

10.8	Form of Indemnification Agreement dated February 25, 2010	(h)

10.9	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(i)

10.10	Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(j)

10.11	Revolving Credit Facility Agreement between Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK) and MCFA Inc. dated March 31, 2010	(k)

10.12	Letter of Undertaking by Calgon Carbon Corporation on behalf of MCFA Inc. dated March 31, 2010	(l)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 5, 2010.

(b)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed February 5, 2010.

(c)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed February 5, 2010.

(d)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed February 5, 2010.

(e)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.

(f)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 8-K filed February 5, 2010.

(g)	Incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.

(h)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 3, 2010.

(i)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 1, 2010.

(j)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed April 1, 2010.

(k)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed April 1, 2010.

(l)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed April 1, 2010.