Form 10-Q
period 2010-06-30
CALGON CARBON CORPORATION
filed 2010-08-05
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-10776
CALGON CARBON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-0530110 (I.R.S. Employer Identification No.)

P.O. Box 717, Pittsburgh, PA (Address of principal executive offices)	15230-0717 (Zip Code)
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
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $.01 par value per share	56,168,348 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2010
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
I N D E X

Page
PART 1 — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Introduction to the Condensed Consolidated Financial Statements	2

Condensed Consolidated Statements of Income (unaudited)	3

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	33

Item 3. Qualitative and Quantitative Disclosures about Market Risk	50

Item 4. Controls and Procedures	50

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1a. Risk Factors	51

Item 6. Exhibits	51

SIGNATURES	52

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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
In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$123,574	$98,649	$223,059	$184,601
Net sales to related parties	—	4,441	3,442	9,122

Total	123,574	103,090	226,501	193,723

Cost of products sold (excluding depreciation and amortization)	80,512	70,319	146,303	131,533
Depreciation and amortization	5,261	3,972	10,338	7,748
Selling, general and administrative expenses	19,997	17,380	38,161	33,125
Research and development expenses	2,047	1,246	3,534	2,208
Litigation contingency (See Note 8)	11,500	—	11,500	—

	119,317	92,917	209,836	174,614

Income from operations	4,257	10,173	16,665	19,109

Interest income	88	77	204	204
Interest expense	(86)	(186)	(94)	(207)
Gain on acquisitions (See Note 1)	—	—	3,119	—
Other expense-net (See Note 10)	(172)	(1,500)	(475)	(1,928)

Income from operations before income tax and equity in income from equity investments	4,087	8,564	19,419	17,178

Income tax provision	1,171	2,893	6,686	5,974

Income from operations before equity in income from equity investments	2,916	5,671	12,733	11,204

Equity in income from equity investments	—	427	112	868

Net income	$2,916	$6,098	$12,845	$12,072

Net income per common share
Basic:	$0.05	$0.11	$0.23	$0.22
Diluted:	$0.05	$0.11	$0.23	$0.21

Weighted average shares outstanding
Basic	55,829,588	54,331,467	55,769,509	54,224,885
Diluted	56,748,454	56,285,314	56,736,894	56,182,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$45,035	$38,029
Restricted cash	1,333	5,556
Receivables (net of allowance of $1,660 and $1,971)	84,189	61,716
Receivables from related parties	—	2,588
Revenue recognized in excess of billings on uncompleted contracts	5,454	5,963
Inventories	96,750	84,587
Deferred income taxes — current	18,493	15,935
Other current assets	9,316	7,471

Total current assets	260,570	221,845

Property, plant and equipment, net	163,404	155,100
Equity investments	212	10,969
Intangibles	9,758	4,744
Goodwill	26,647	26,934
Deferred income taxes — long-term	2,698	2,601
Other assets	4,892	3,525

Total assets	$468,181	$425,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,545	$44,821
Billings in excess of revenue recognized on uncompleted contracts	4,775	4,522
Payroll and benefits payable	8,720	9,509
Accrued income taxes	2,803	3,169
Short-term debt	16,156	—
Current portion of long-term debt	2,711	—

Total current liabilities	98,710	62,021

Long-term debt	4,766	—
Deferred income taxes — long-term	4,847	189
Accrued pension and other liabilities	44,810	56,422

Total liabilities	153,133	118,632

Redeemable non-controlling interest (Note 1)	1,618	—
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 58,734,760 and 58,553,617 shares issued	587	586
Additional paid-in capital	166,245	164,236
Retained earnings	186,010	173,165
Accumulated other comprehensive loss	(8,584)	(1,006)

	344,258	336,981
Treasury stock, at cost, 3,069,076 and 3,006,037 shares	(30,828)	(29,895)

Total shareholders’ equity	313,430	307,086

Total liabilities and shareholders’ equity	$468,181	$425,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$12,845	$12,072
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 1)	(3,119)	—
Litigation contingency (Note 8)	11,500	—
Depreciation and amortization	10,338	7,748
Equity in income from equity investments - net	(112)	(418)
Employee benefit plan provisions	1,434	2,690
Write-off of prior credit facility fees (Note 10)	—	827
Amortization of convertible notes discount	—	185
Stock-based compensation	1,388	1,239
Deferred income tax	(283)	1,863
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,077)	288
(Increase) decrease in inventories	(768)	706
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(6,892)	4,088
Increase (decrease) in accounts payable and accrued liabilities	974	(2,550)
Increase in accrued income taxes	5,679	433
Pension contributions	(7,561)	(733)
Other items — net	(57)	1,167

Net cash provided by operating activities	22,289	29,605

Cash flows from investing activities
Purchase of businesses — net of cash (Note 1)	(2,103)	—
Property, plant and equipment expenditures	(16,999)	(28,196)
Proceeds from disposals of property, plant and equipment	56	—
Cash pledged for collateral	(1,066)	(11,019)
Cash released from collateral	5,289	—

Net cash used in investing activities	(14,823)	(39,215)

Cash flows from financing activities
Revolving credit facility borrowings, net	—	7,600
Proceeds from debt obligations (Note 10)	6,587	—
Reductions of debt obligations (Note 10)	(6,770)	(4,530)
Treasury stock purchased	(933)	(879)
Common stock issued	223	448
Excess tax benefit from stock-based compensation	399	362

Other (Note 10)	—	(1,028)

Net cash (used in) provided by financing activities	(494)	1,973

Effect of exchange rate changes on cash	34	(1,612)

Increase (decrease) in cash and cash equivalents	7,006	(9,249)
Cash and cash equivalents, beginning of period	38,029	16,750

Cash and cash equivalents, end of period	$45,035	$7,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
1. Acquisitions
Zwicky Denmark and Sweden (Zwicky) and Hyde Marine, Inc. (Hyde)
On January 4, 2010, the Company acquired two Zwicky businesses. The Company acquired substantially all of the assets of Zwicky AS (Denmark) and acquired 100% of the outstanding shares of capital stock of Zwicky AB (Sweden). These companies were distributors of activated carbon products and providers of services associated with the reactivation of activated carbon and, subsequent to acquisition, their results are included in the Company’s Activated Carbon and Service segment. As a result of the Zwicky acquisitions, the Company has increased its presence in Northern Europe.
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
The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million. The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.3 million. The Company recorded an estimated earnout liability of $0.6 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation. This liability is recorded in accrued pension and other liabilities within the consolidated balance sheet.
Calgon Mitsubishi Chemical Corporation (CMCC)
On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%. The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million. Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ). CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million, subject to working capital and other adjustments which are currently estimated to reduce the final payment by $0.8 million, to $1.6 million. The increased ownership and control triples the Company’s sales revenue in Asia and adds to its workforce and infrastructure in Japan, the world’s second largest activated carbon market. The consolidated results of CCJ will be reflected in the Company’s Activated Carbon and Service segment.
The acquisition date fair value of the Company’s former 49% equity interest in CMCC was approximately $9.8 million. As a result of remeasuring this equity interest to fair value, the Company recorded a pre-tax gain of $2.8 million as of March 31, 2010.

The preliminary purchase price allocations and resulting impact on the corresponding consolidated balance sheet relating to these acquisitions is as follows:

(In thousands)
Assets:
Cash	$709
Accounts receivable	19,511
Inventory	14,623
Property, plant, and equipment, net	7,606
Intangibles*	5,696
Other current assets	1,345
Other assets	1,114

Total Assets	50,604

Liabilities:
Accounts payable	(8,230)
Short-term debt	(14,777)
Current portion of long-term debt	(2,569)
Long-term debt	(5,160)
Accrued pension and other liabilities	(4,319)

Total Liabilities	(35,055)

Redeemable non-controlling interest	(1,618)

Net Assets	$13,931

Cash Paid for Acquisitions	$2,812

*	Weighted amortization period of 8.9 years.
Subsequent to their acquisition and excluding the related net after tax gains of $2.7 million recorded at March 31, 2010 , these entities have contributed the following to the Company’s consolidated operating results for the three and six month periods ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$15,599	$16,652
Net loss	$(76)	$(498)
The aggregate purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective estimated acquisition date fair values. The purchase price allocations are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes that the information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the purchase price allocations. Such information includes asset and liability valuations related primarily to inventories, intangible assets, and employee related liabilities all of which are necessary to finalize the purchase price allocation. The fair values reflected above may be adjusted upon the final valuations and such adjustments could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as possible but no later than one year from each acquisition date. Additional acquisition date fair value information was obtained during the quarter ended June 30, 2010. The preliminary purchase price allocations were adjusted to reflect such information which were primarily related to tax; property, plant, and equipment; and intangibles. These changes were recorded as retrospective adjustments to the March 31, 2010 condensed consolidated financial statements and resulted in a revised gain on acquisitions of $3.1 million, an increase of $0.9 million from the gain on acquisitions originally reported at March 31, 2010.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$123,574	$115,241	$243,707	$224,277
Net income	$2,916	$6,704	$11,659	$13,443
Net income per common share
Basic	$0.05	$0.12	$0.21	$0.25
Diluted	$0.05	$0.12	$0.21	$0.24
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
The results for the six month period ended June 30, 2010 exclude approximately $2.7 million of after-tax gains associated with the acquisitions.
2. Inventories:

	June 30, 2010	December 31, 2009
Raw materials	$21,082	$22,657
Finished goods	75,668	61,930

	$96,750	$84,587

3. Supplemental Cash Flow Information:
Cash paid for interest during the six months ended June 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively. Income taxes paid, net of refunds, were $7.3 million and $2.7 million, for the six months ended June 30, 2010 and 2009, respectively.
The Company has reflected $1.3 million and $0.5 million of its capital expenditures as a decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2010 and 2009, respectively.
4. Dividends:
The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2010 and 2009.

5. Comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$2,916	$6,098	$12,845	$12,072
Other comprehensive income (loss), net of taxes	(2,524)	5,121	(7,578)	1,490

Comprehensive income	$392	$11,219	$5,267	$13,562

The only matters contributing to the other comprehensive loss during the three and six months ended June 30, 2010 was the foreign currency translation adjustment of $(4.1) million and $(9.9) million, respectively; the changes in employee benefit accounts of $0.9 million and $1.4 million, respectively; and the change in the fair value of the derivative instruments of $0.7 million and $0.9 million, respectively. The only matters contributing to the other comprehensive income during the three and six months ended June 30, 2009 was the foreign currency translation adjustment of $5.2 million and $1.8 million, respectively; the changes in employee benefit accounts of $(47) thousand and $0.5 million, respectively; and the change in the fair value of the derivative instruments of $(0.1) million and $(0.8) million, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales
Activated Carbon and Service	$110,381	$89,383	$200,833	$167,146
Equipment	11,129	11,327	21,289	22,226
Consumer	2,064	2,380	4,379	4,351

	$123,574	$103,090	$226,501	$193,723

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$9,275	$13,200	$26,962	$25,082
Equipment	243	962	(72)	1,937
Consumer	—	(17)	113	(162)

	9,518	14,145	27,003	26,857
Depreciation and amortization
Activated Carbon and Service	4,594	3,549	9,068	6,909
Equipment	550	304	1,036	606
Consumer	117	119	234	233

	5,261	3,972	10,338	7,748

Income from operations	4,257	10,173	16,665	19,109

Reconciling items:
Interest income	88	77	204	204
Interest expense	(86)	(186)	(94)	(207)
Gain on acquisitions	—	—	3,119	—
Other expense — net	(172)	(1,500)	(475)	(1,928)

Consolidated income from operations before income tax and equity in income from equity investments	$4,087	$8,564	$19,419	$17,178

	June 30, 2010	December 31, 2009
Total Assets
Activated Carbon and Service	$409,613	$368,363
Equipment	48,439	44,001
Consumer	10,129	13,354

Consolidated total assets	$468,181	$425,718

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
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheets were as follows:

		June 30,	December 31,
Asset Derivatives	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$788	$60
Natural gas contracts	Other current assets	3	5
Currency swap	Other assets	—	210
Foreign exchange contracts	Other assets	422	—
Natural gas contracts	Other assets	1	4

Total derivatives designated as hedging instruments under ASC 815		1,214	279

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$9	$25

Total derivatives not designated as hedging instruments under ASC 815		9	25

Total asset derivatives		$1,223	$304

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:

		June 30,	December 31,
Liability Derivatives	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$5	$716
Natural gas contracts	Accounts payable and accrued liabilities	1,775	1,211
Natural gas contracts	Accrued pension and other liabilities	663	852

Total derivatives designated as hedging instruments under ASC 815		2,443	2,779

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$5	$—

Total derivatives not designated as hedging instruments under ASC 815		5	—

Total liability derivatives		$2,448	$2,779

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs that reflect the reporting entity’s own assumptions.
In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, currency swap, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs. The inputs used are from market sources that aggregate data based upon market transactions.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and six month periods ended June 30, 2010 and 2009, respectively

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Accumulated OCI derivative loss at April 1, 2010 and January 1, 2010, respectively	$3,096	$3,195
Effective portion of changes in fair value	(1,668)	(1,093)
Reclassifications from accumulated OCI derivative gain (loss) to earnings	(199)	(846)
Foreign currency translation	44	17

Accumulated OCI derivative loss at June 30, 2010	$1,273	$1,273

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	June 30,
	2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(1,437)	$(1,299)
Currency Swap	—	527
Natural Gas Contracts	(231)	435

Total	$(1,668)	$(337)

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Six Months Ended
	June 30,
	2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$(2,176)	$(478)
Currency Swap	—	521
Natural Gas Contracts	1,083	(1,054)

Total	$(1,093)	$(1,011)

		Amount of (Gain) or Loss
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Three Months Ended
	(Loss) Recognized in	June 30,
	Income on Derivatives	2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	Cost of products sold	$83	$(367)
Natural Gas Contracts	Cost of products sold	(282)	399

Total		$(199)	$32

		Amount of (Gain) or Loss
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Six Months Ended
	(Loss) Recognized in	June 30,
	Income on Derivatives	2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	Cost of products sold	$43	$(691)
Currency Swap	Interest expense	(121)	—
Natural Gas Contracts	Cost of products sold	(768)	561

Total		$(846)	$(130)

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of Gain or	Three Months Ended
	(Loss) Recognized in	June 30,
	Income on Derivatives	2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	Other expense – net	$(1)	$13

Total		$(1)	$13

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of Gain or	Six Months Ended
	(Loss) Recognized in	June 30,
	Income on Derivatives	2010	2009
Derivatives in ASC 815 Cash Flow Hedging Relationships:
Foreign Exchange Contracts	Other expense – net	$(2)	$17

Total		$(2)	$17

*	Assuming market rates remain constant with the rates at June 30, 2010, a loss of $0.6 million is expected to be recognized in earnings over the next 12 months.

**	For the three and six months ended June 30, 2010 and 2009, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.
The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	June 30,	December 31,
(in thousands except for mmbtu)	2010	2009
Natural gas contracts (mmbtu)	1,105,000	1,070,000
Foreign exchange contracts	$18,579	$14,552
Currency swap	$—	$3,646

Other
The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
	(Loss) Recognized in	June 30,
	Income on Derivatives	2010	2009
Derivatives Not Designated as Hedging Instruments Under ASC 815:
Foreign Exchange Contracts *	Other expense - net	$(17)	$12

Total		$(17)	$12

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of Gain or	Six Months Ended
	(Loss) Recognized in	June 30,
	Income on Derivatives	2010	2009
Derivatives Not Designated as Hedging Instruments Under ASC 815:
Foreign Exchange Contracts *	Other expense - net	$(173)	$169

Total		$(173)	$169

*	As of June 30, 2010 and 2009, these foreign exchange contracts were entered into and settled during the respective periods.
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

8. Contingencies
On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions of at least $8.25 million over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company has been countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages, which is recorded as a component of current liabilities at June 30, 2010. The Company recorded a litigation contingency of $11.5 million for the quarter ended June 30, 2010. The Company previously recorded a $250 thousand litigation contingency in the quarter ended September 30, 2009 and a $250 thousand litigation contingency in the quarter ended June 30, 2008. The Company will appeal the verdict.
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at June 30, 2010 and noncurrent other liabilities at December 31, 2009 in the Company’s consolidated balance sheet. At June 30, 2010 and December 31, 2009, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the three and six-month periods ended June 30, 2010 and 2009. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company plans to have a more definitive environmental assessment performed during the third quarter of 2010 to better understand the extent of contamination and appropriate methodologies for remediation. The Company also plans to begin remediation by the fourth quarter of 2010, with a current estimated completion by the end of the second quarter of 2011. This estimated time frame is based on the Company’s current knowledge of the contamination and may change after the more definitive environmental assessment.
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
As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the antidumping rate was 78.89%. From March 30, 2007 through April 8, 2007 the antidumping duty rate was 69.54%. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 19, 2007 were not subject to tariffs. For the period April 20, 2007 through November 10, 2009, deposits have been paid at 69.54%.

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2010. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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
The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine. There were no additional amounts received during the six month period ended June 30, 2010.
On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon Tianjin claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing is being appealed by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department is currently reviewing this appeal claim to determine if Calgon Carbon Tianjin will be reviewed in the third administrative review.
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
On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010, from the Department of Justice Environmental and Natural Resourses Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis. The Company is gathering the requested information. The Company cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.
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
In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to NYSDEC in October 2009. By letter dated December 31, 2009, NYSDEC disapproved the report. The bases for disapproval include concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. PRP Group representatives met several times with NYSDEC regarding revising the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. NYSDEC does not agree that the revised regulation applies to this site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant did additional cost-benefit analyses and further soil sampling. The results were provided to NYSDEC but they remain unwilling to revise the soil standards. Additionally, NYSDEC indicated that because the site is a former RCRA facility, soil excavated at the site would be deemed hazardous waste and would require offsite disposal. Conestoga Rovers Associates, the PRP Group’s consultant, estimates the soil remedy cost would increase from about $3.2 million to $4.9 to $6.1 million if all excavated soil had to be disposed offsite. Also, PRP Group Representatives met with the Niagara Falls Water Board (“NFWB”) regarding continued use of the NFWB’s sewers and wastewater treatment plant to collect and treat contaminated ground water from the site. This would provide considerable cost savings over having to install a separate ground water collection and treatment system. The Board was receptive to the PRP Group’s proposal and work is progressing on a draft permit. In addition, the adjacent landowner has expressed interest in acquiring the site for expansion of its business.
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
Calgon Carbon Japan KK f/k/a Calgon Mitsubishi Chemical Corporation (“CCJ”) sold carbon, which it purchased from a third-party supplier, for a DeSOX and DeNOX application to Sumitomo Heavy Industries, Ltd. (“Sumitomo”) which in turn sold it to Kobe Steel, Ltd. (“Kobe Steel”). The Kobe Steel purchase order sets forth certain quality standards with respect to the activated carbon, particularly with respect to the quality of repeated use for DeSOX and DeNOX. Testing has shown that the activated carbon provided by CCJ to Sumitomo for use by Kobe Steel did not meet the quality requirements as set forth in the purchase order. At that time Kobe Steel notified Sumitomo with regard to a potential claim for defective products. Sumitomo in turn notified CCJ. Kobe Steel is demanding that CCJ replace all the carbon that was delivered. CCJ believes that the quality issues can be met in less costly ways by the introduction of an additive. Alternatively, CCJ believes that less than all the carbon should be replaced. The parties are continuing to negotiate a solution. Mitsubishi Chemical Company (“MCC”) has agreed to indemnify CCJ for 51% of any loss it may suffer for the matter. At this time the Company cannot predict with any certainty the outcomes of this matter or a range of loss, if any.

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
The changes in the carrying amounts of goodwill by segment for the six month period ended June 30, 2010 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of January 1, 2010	$20,305	$6,569	$60	$26,934
Foreign exchange	(260)	(27)	—	(287)

Balance as of June 30, 2010	$20,045	$6,542	$60	$26,647

The following is a summary of the Company’s identifiable intangible assets as of June 30, 2010 and December 31, 2009 respectively:

	June 30, 2010
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,088)	$281
Customer Relationships	16.2 Years	10,715	(249)	(6,785)	3,681
Product Certification	5.4 Years	5,327	—	(1,614)	3,713
Unpatented Technology	20.0 Years	2,875	—	(1,766)	1,109
Licenses	20.0 Years	974	—	—	974

Total	14.1 Years	$21,260	$(249)	$(11,253)	$9,758

	December 31, 2009
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,047)	$322
Customer Relationships	17.0 Years	9,323	(182)	(6,399)	2,742
Product Certification	7.9 Years	1,682	—	(1,192)	490
Unpatented Technology	20.0 Years	2,875	—	(1,685)	1,190

Total	16.0 Years	$15,249	$(182)	$(10,323)	$4,744

For the three and six months ended June 30, 2010, the Company recognized $0.5 million and $0.9 million, respectively, of amortization expense related to intangible assets. For the three and six months ended June 30, 2009, the Company recognized $0.3 million and $0.6 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:
2010	$1,930
2011	1,691
2012	1,501
2013	1,426
2014	1,326
10. Borrowing Arrangements

	June 30,	December 31,
	2010	2009

Short-Term Debt
Borrowings under Japanese loan agreements	$16,156	$—

Long-Term Debt
Borrowings under Japanese loan agreement	7,477	—
Less current portion of long-term debt	(2,711)	—

Net	$4,766	$—

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
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheets as of June 30, 2010 and December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at June 30, 2010 was $92.0 million, after considering outstanding letters of credit.

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
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of June 30, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.
The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of June 30, 2010 and December 31, 2009, respectively, there were no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of June 30, 2010.
Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2008, bore interest at a variable rate, matured in April 2009, and were retired. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.
Belgian Loan and Credit Facility
On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euro, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which has yet to occur. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist and the Company had no outstanding borrowings under the Belgian Loan as of June 30, 2010 and December 31, 2009, respectively.
The Company also maintains a Belgian credit facility totaling 1.5 million Euro which is secured by cash collateral of 750 thousand Euro. The cash collateral is shown as restricted cash within the consolidated balance sheet as of June 30, 2010. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2010 and December 31, 2009, respectively. Bank guarantees of 1.0 million Euros were issued as of June 30, 2010.
United Kingdom Credit Facility
The Company maintains a United Kingdom unsecured credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of June 30, 2010.
Chinese Credit Facility
The Company previously maintained a Chinese credit facility totaling 11.0 million RMB or $1.6 million which was secured by a U.S. letter of credit. The credit facility was fully repaid in June 2009 and was closed.
Japanese Loans and Credit Facility
On March 31, 2010, the Company entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen in order to partially finance the purchase of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month Tokyo

Interbank Offered Rate (“TIBOR”) plus 0.675%. The interest rate per annum as of June 30, 2010 was 1.065%. Total borrowings outstanding under the Japanese Credit Facility were 1.43 billion Japanese Yen or $16.2 million at June 30, 2010 and are shown as short- term debt within the consolidated balance sheet presented.
The Company also entered into two other borrowing arrangements as part of the purchase of CCJ on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31, 2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.7 million is recorded as current and 422.0 million Japanese Yen or $4.8 million is recorded as long-term debt within the consolidated balance sheet at June 30, 2010. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at June 30, 2010. This loan matures on March 31, 2011 and is renewable annually for a nominal fee. There were no borrowings outstanding under the Japanese Working Capital Loan at June 30, 2010.
Fair Value of Debt
At June 30, 2010, the Company had $23.6 million of borrowings under various Japanese credit agreements described above. The recorded amounts are based on prime rates, and accordingly, the carrying value of these obligations approximate their fair value.
Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at June 30, 2010 of $1.4 million in 2010, $18.9 million in 2011, $2.7 million in 2012, and $0.7 million in 2013.
Interest Expense
The Company’s interest expense for the three months ended June 30, 2010 and 2009 totaled $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2010 and 2009 totaled $0.1 million and $0.2 million, respectively. These amounts are net of interest costs capitalized of $22 thousand and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $41 thousand and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

11. Pensions
U.S. Plans:
For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2010	2009	2010	2009

Service cost	$211	$187	$434	$384
Interest cost	1,201	1,157	2,442	2,370
Expected return on plan assets	(1,562)	(872)	(2,846)	(1,785)
Amortization of prior service cost	29	27	58	78
Net actuarial loss amortization	302	457	702	969

Net periodic pension cost	$181	$956	$790	$2,016

The expected long-term rate of return on plan assets is 8.00% in 2010.
In June 2010, the Company successfully negotiated the terms and conditions of a new three-year collective bargaining agreement at its Catlettsburg, Kentucky facility. As a result, the Company has frozen the related defined benefit plan to new entrants and an early retirement option was made available to certain eligible employees. Those electing the early retirement option would receive a one-time lump sum cash payment of $30,000.
Employer Contributions
In its 2009 financial statements, the Company disclosed that it expected to contribute $1.6 million to its U.S. pension plans in 2010. As of June 30, 2010, the Company has contributed the $1.6 million as well as an additional $5.6 million. In July 2010, the Company contributed an additional $1.8 million.
European Plans:
For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2010	2009	2010	2009

Service cost	$136	$122	$272	$244
Interest cost	484	407	968	814
Expected return on plan assets	(343)	(269)	(686)	(538)
Amortization of prior service cost	3	10	6	20
Net actuarial loss amortization	37	27	74	54
Foreign currency exchange	19	74	10	80

Net periodic pension cost	$336	$371	$644	$674

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2010.

Employer Contributions
In its 2009 financial statements, the Company disclosed that it expected to contribute $1.8 million to its European pension plans in 2010. As of June 30, 2010, the Company contributed $0.4 million. The Company expects to contribute the remaining $1.4 million over the remainder of the year.
Defined Contribution Plans:
The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest immediately. Employer fixed and discretionary contributions vest after two years of service. For bargaining unit employees at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. As of June 8, 2010, under the facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan. The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked. The Company will then make additional lump sum contributions to employees that have converted of $5,000 per year on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan. As a result, employees that have converted will be excluded from the aforementioned $25.00 match. For bargaining unit employees hired after June 8, 2010, and for employees voluntarily converting to the enhanced defined contribution plan, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.2 million and $0.7 million for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 2009, respectively.

12. Earnings Per Share
Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Net income available to common shareholders	$2,916	$6,098	$12,845	$12,072
Weighted Average Shares Outstanding
Basic	55,829,588	54,331,467	55,769,509	54,224,885
Effect of Dilutive Securities	918,866	1,953,847	967,385	1,957,853

Diluted	56,748,454	56,285,314	56,736,894	56,182,738

Net income per common share
Basic	$.05	$.11	$.23	$.22
Diluted	$.05	$.11	$.23	$.21

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 228,358 and 169,425 for the three months ended June 30, 2010 and 2009, respectively, and 145,358 and 169,425 for the six months ended June 30, 2010 and 2009, respectively.
13. Related Party Transactions
Net sales to related parties primarily reflect sales of activated carbon products to equity investees. On March 31, 2010, the Company acquired an additional interest in its Japanese joint venture thereby increasing its ownership percentage from 49% to 80% (Refer to Note 1). As a result of this transaction, the joint venture is reflected on a consolidated basis within the Company’s financial statements. Accordingly, there were no related party sales transactions for the three months ended June 30, 2010. Related party sales transactions were $4.4 million for the three months ended June 30, 2009, and $3.4 million and $9.1 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.
14. Income Taxes
Unrecognized Income Tax Benefits
As of June 30, 2010 and December 31, 2009, the Company’s gross unrecognized income tax benefits were $11.5 million and $11.7 million, respectively. If recognized, $6.6 million and $6.5 million of the gross unrecognized tax benefits would impact the effective tax rate at June 30, 2010 and December 31, 2009, respectively. The Company estimates that approximately $0.8 million of unrecognized tax benefits will be realized in the next twelve months as a result of the expiration of statute limitations in various tax jurisdictions.
15. Subsequent Events
On July 29, 2010, the Company received an adverse verdict from the United States District Court for the Western District of Pennsylvania in Calgon Carbon Corp. v. ADA-ES, Inc. The jury awarded ADA-ES $12.0 million consisting of $3.0 million for past and $9.0 million for future damages (Refer to Note 8).

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.
Results of Operations
Consolidated net sales increased by $20.5 million or 19.9% and $32.8 million or 16.9% for the quarter and year-to-date periods ended June 30, 2010, respectively, versus the quarter and year to date periods ended June 30, 2009. The impact of foreign currency translation on consolidated net sales was ($1.4) million and $0.7 million for the quarter and year-to-date periods ended June 30, 2010 versus the comparable 2009 periods.
Net sales for the quarter and year-to-date periods ended June 30, 2010 for the Activated Carbon and Service segment increased $21.0 million or 23.5% and $33.7 million or 20.2%, respectively, versus the similar 2009 periods. The acquisitions completed in the first quarter of 2010 had an impact of $8.9 million and $7.8 million, respectively, on the quarter and year-to-date periods ended June 30, 2010, versus the comparable periods in 2009. The remaining increase for both the quarter and year-to-date periods was primarily due to higher demand for certain activated carbon and service products in the Potable Water and Environmental Air Treatment markets. Net sales for the Equipment segment for the quarter ended June 30, 2010 were comparable to the similar 2009 period and declined $0.9 million or 4.2% for the year-to-date period ended June 30, 2010 primarily due to lower revenues for ion exchange systems. Net sales for the Consumer segment for the quarter ended June 30, 2010 declined $0.3 million or 13.3% versus the comparable 2009 period principally due to lower demand for activated carbon cloth. However, net sales for the year-to-date period ended June 30, 2010 were comparable to the similar 2009 period.
Net sales less cost of products sold, as a percentage of net sales, was 34.8% for the quarter ended June 30, 2010 as compared to 31.8% for the similar 2009 period, an increase of 3 percentage points or $10.3 million. Net sales less cost of products sold, as a percentage of net sales, was 35.4% for the year-to-date period ended June 30, 2010 as compared to 32.1% for the similar 2009 period, an increase of 3.3 percentage points or $18.0 million. The increase for both the quarter and year-to-date periods was primarily in the Activated Carbon and Service segment as a result of the aforementioned increase in demand for certain activated carbon and service products. The Equipment and Consumer segments were comparable for the quarter and year-to-date periods ended June 30, 2010. The Company’s cost of products sold excludes depreciation therefore it may not be comparable to that of other companies.
Depreciation and amortization increased $1.3 million and $2.6 million, respectively, during the quarter and year-to-date periods ended June 30, 2010 versus the similar 2009 periods and was primarily due to increased depreciation related to the significant capital projects at the Catlettsburg, Kentucky facility that were placed into service during 2009.

Selling, general and administrative expenses increased $2.6 million and $5.0 million, respectively, for the quarter and year-to-date periods ended June 30, 2010 versus the comparable 2009 periods. The increase for both periods includes acquisition related costs of $3.6 million and $3.8 million, respectively, for the quarter and year-to-date periods ended June 30, 2010. Partially offsetting the acquisition related costs for the quarter was the favorable impact of foreign exchange.
Research and development expenses increased $0.8 million and $1.3 million, respectively, for the quarter and year-to-date periods ended June 30, 2010 as compared to the 2009 periods. The aforementioned acquisitions had a $0.3 million effect on both the quarter and year-to-date periods. Also contributing to the increase for the 2010 periods was increased outside testing related to mercury removal from flue gas.
The Company recorded a litigation contingency of $11.5 million for the quarter ended June 30, 2010 as a result of the adverse verdict related to the ADA-ES, Inc. matter. The Company previously recorded a $250 thousand litigation contingency in the quarter ended September 30, 2009 and a $250 thousand litigation contingency in the quarter ended June 30, 2008. The Company intends to appeal (Refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1).
As a result of the acquisitions of Zwicky, Hyde, and an additional interest in its Japanese joint venture which are more fully described within Note 1 to the Condensed Consolidated Financial Statements included in Item 1, the Company recorded a gain of $3.1 million during the year-to-date period ended June 30, 2010. This includes a $0.9 million retrospective adjustment to the quarter ended March 31, 2010 results to reflect certain purchase accounting adjustments made during the quarter ended June 30, 2010.
Other expense for the quarter and year-to-date periods ended June 30, 2010 decreased $1.3 million and $1.5 million, respectively, as compared to the similar 2009 periods. The decrease for both periods is primarily due to the write-off of $0.8 million of financing fees related to the Company’s Prior Credit Facility which occurred during the quarter ended June 30, 2009. Also contributing to the decrease was the positive impact of foreign exchange of $0.6 million and $0.8 million, respectively, for the quarter and year-to-date periods ended June 30, 2010 as compared to the similar 2009 periods.
Interest income for the quarter and year-to-date periods ended June 30, 2010 was comparable to the similar 2009 periods.
The income tax provision decreased $1.7 million and increased $0.7 million, respectively, for the quarter and year-to-date periods ended June 30, 2010 versus the similar 2009 periods. The decrease in the tax provision was primarily due to the decrease in income from operations before income tax and equity in income from equity investments of $4.5 million for the three months ended June 30, 2010. The year-to-date tax provision increased over the prior year-to-date period primarily due to the increase in income from operations before income tax and equity in income from equity investments of $2.2 million.

The effective tax rate for the year-to-date period ended June 30, 2010 was 34.3% compared to 34.8% for the year-to-date period ended June 30, 2009. The year-to-date period ended June 30, 2010 tax rate was lower than the federal statutory income tax rate primarily due to permanent deductions on qualified manufacturing income. The year-to-date period ended June 30, 2009 tax rate was lower than the statutory federal income tax rate due to the effective settlement of uncertain tax positions upon completion of a tax audit which lowered the tax rate by 2.8%. These effective tax rate decreases more than offset increases resulting from permanent items, state income taxes, and revisions to the Company’s annualized estimate of pre-tax earnings by jurisdiction.
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
Equity in income from equity investments for the quarter and year-to-date periods ended June 30, 2010 decreased $0.4 million and $0.8 million, respectively, due principally to the first quarter acquisition of a controlling interest in the Company’s joint venture in Japan whereby its financial results have been incorporated on a consolidated basis (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).
Financial Condition
Working Capital and Liquidity
Cash flows provided by operating activities were $22.3 million for the period ended June 30, 2010 compared to $29.6 million for the comparable 2009 period. The $7.3 million decrease is primarily due to increased pension contributions of $6.8 million.
The Company recorded purchase of businesses, net of cash, of $2.1 million related to the acquisitions made during the period ended March 31, 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).
Common stock dividends were not paid during the quarter and year-to-date periods ended June 30, 2010 and 2009, respectively.

Total debt at June 30, 2010 was $23.6 million and zero at December 31, 2009. The entire balance at June 30, 2010 relates to the addition of the Japanese Loans and Credit Facility which are a result of the increase in ownership of its joint venture in Japan (Refer to Notes 1 and 10 to the Condensed Consolidated Financial Statements included in Item 1).
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

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheets as of June 30, 2010 and December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at June 30, 2010 was $92.0 million, after considering outstanding letters of credit.
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
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of June 30, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of June 30, 2010 and December 31, 2009, respectively, there were no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of June 30, 2010.
Japanese Loans and Credit Facility
On March 31, 2010, the Company entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen in order to partially finance the purchase of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.675%. The interest rate per annum as of June 30, 2010 was 1.065%. Total borrowings outstanding under the Japanese Credit Facility were 1.43 billion Japanese Yen or $16.2 million at June 30, 2010 and are shown as short- term debt within the consolidated balance sheet presented.
The Company also entered into two other borrowing arrangements as part of the purchase of CCJ on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31, 2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.7 million is recorded as current and 422.0 million Japanese Yen or $4.8 million is recorded as long-term debt within the consolidated balance sheet at June 30, 2010. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at June 30, 2010. This loan matures on March 31, 2011 and is renewable annually for a nominal fee. There were no borrowings outstanding under the Japanese Working Capital Loan at June 30, 2010.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of June 30, 2010, there have been no significant changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2009, except for the addition of debt totaling $23.6 million and the redeemable non-controlling interest of $1.6 million, related to the Company’s increase in ownership of its joint venture CCJ (Refer to Notes 1 and 10 to the Condensed Consolidated Financial Statements included in Item 1), as well as the addition of an unconditional purchase obligation related to new raw material contracts entered into during the quarter ended in June 30, 2010. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2009, as adjusted for the changes mentioned above.

	Due in
(Thousands)	2010(1)	2011	2012	2013	2014	Thereafter	Total

Short-term debt	$5,984	$16,156	$—	$—	$—	$—	$22,140
Current portion of long-term debt	2,015	1,355	—	—	—	—	3,370
Long-term debt	—	1,355	2,711	700	—	—	4,766
Operating leases	6,272	5,686	5,092	4,773	4,418	4,696	30,937
Unconditional purchase obligations(2)	42,153	32,326	7,374	1,575	263	—	83,691

Total contractual cash Obligations(3)	$56,424	$56,878	$15,177	$7,048	$4,681	$4,696	$144,904

(1)	The 2010 amounts include payments of $6.0 million and $0.7 million for short-term and current portion of long-term debt, respectively, that were made during the six months ended June 30, 2010.

(2)	Primarily for the purchase of raw materials, transportation, and information systems services.

(3)	Interest on debt obligations was excluded as it is not material.

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
Capital Expenditures and Investments
Capital expenditures for property, plant and equipment totaled $17.0 million for the six months ended June 30, 2010 compared to expenditures of $28.2 million for the same period in 2009. The expenditures for the period ended June 30, 2010 consisted primarily of improvements to the Company’s manufacturing facilities of $11.6 million and $2.7 million for customer capital. The expenditures for the period ended June 30, 2009 consisted primarily of improvements to the Company’s manufacturing facilities of $23.1 million, of which $7.9 million was directly related to the April 2009 re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility and $7.8 million related to a new pulverization facility at the same location, and $2.2 million for customer capital. Capital expenditures for 2010 are projected to be approximately $50.0 million to $60.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.
Labor Agreements
The labor agreement for the Company’s workforce at its Catlettsburg, Kentucky facility expired on April 2, 2009. In June 2010, the parties successfully negotiated the terms and conditions of a replacement agreement which expires in 2013 (Refer to Note 11 to the Condensed Consolidated Financial Statements included in Item 1).
Environmental Matters, Litigation, and Contingencies:
On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions of at least $8.25 million over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company has been countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages, which is recorded as a component of current liabilities at June 30, 2010. The Company recorded a litigation contingency of $11.5 million for the quarter ended June 30, 2010. The Company previously recorded a $250 thousand litigation contingency in the quarter ended September 30, 2009 and a $250 thousand litigation contingency in the quarter ended June 30, 2008. The Company will appeal the verdict.
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
Calgon Carbon Japan KK f/k/a Calgon Mitsubishi Chemical Corporation (“CCJ”) sold carbon, which it purchased from a third-party supplier, for a DeSOX and DeNOX application to Sumitomo Heavy Industries, Ltd. (“Sumitomo”) which in turn sold it to Kobe Steel, Ltd. (“Kobe Steel”). The Kobe Steel purchase order sets forth certain quality standards with respect to the activated carbon, particularly with respect to the quality of repeated use for DeSOX and DeNOX. Testing has shown that the activated carbon provided by CCJ to Sumitomo for use by Kobe Steel did not meet the quality requirements as set forth in the purchase order. At that time Kobe Steel notified Sumitomo with regard to a potential claim for defective products. Sumitomo in turn notified CCJ. Kobe Steel is demanding that CCJ replace all the carbon that was delivered. CCJ believes that the quality issues can be met in less costly ways by the introduction of an additive. Alternatively, CCJ believes that less than all the carbon should be replaced. The parties are continuing to negotiate a solution. Mitsubishi Chemical Company (“MCC”) has agreed to indemnify CCJ for 51% of any loss it may suffer for the matter. At this time the Company cannot predict with any certainty the outcomes of this matter or a range of loss, if any.
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
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at June 30, 2010 and noncurrent other liabilities at December 31, 2009 in the Company’s consolidated balance sheet. At June 30, 2010 and December 31, 2009, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the three and six-month periods ended June 30, 2010 and 2009. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the future. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the final scope of work being determined, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company plans to have a more definitive environmental assessment performed during the third quarter of 2010 to better understand the extent of contamination and appropriate methodologies for remediation. The Company also plans to begin remediation by the fourth quarter of 2010, with a current estimated completion by the end of the second quarter of 2011. This estimated time frame is based on the Company’s current knowledge of the contamination and may change after the more definitive environmental assessment.
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
On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010, from the Department of Justice Environmental and Natural Resourses Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis. The

Company is gathering the requested information. The Company cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.
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
In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to NYSDEC in October 2009. By letter dated December 31, 2009, NYSDEC disapproved the report. The bases for disapproval include concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. PRP Group representatives met several times with NYSDEC regarding revising the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. NYSDEC does not agree that the revised regulation applies to this site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant did additional cost-benefit analyses and further soil sampling. The results were provided to NYSDEC but they remain unwilling to revise the soil standards. Additionally, NYSDEC indicated that because the site is a former RCRA facility, soil excavated at the site would be deemed hazardous waste and would require offsite disposal. Conestoga Rovers Associates, the PRP Group’s consultant, estimates the soil remedy cost would increase from about $3.2 million to $4.9 to $6.1 million if all excavated soil had to be disposed offsite. Also, PRP Group Representatives met with the Niagara Falls Water Board (“NFWB”) regarding continued use of the NFWB’s sewers and wastewater treatment plant to collect and treat contaminated ground water from the site. This would provide considerable cost savings over having to install a separate ground water collection and treatment system. The Board was receptive to the PRP Group’s proposal and work is progressing on a draft permit. In addition, the adjacent landowner has expressed interest in acquiring the site for expansion of its business.
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
As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the antidumping rate was 78.89%. From March 30, 2007 through April 8, 2007 the antidumping duty rate was 69.54%. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to tariffs. For the period April 19, 2007 through November 10, 2009, deposits have been paid at 69.54%.
The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2010. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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
The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, though the exact amount is impossible to determine. There were no additional amounts received during the six month period ended June 30, 2010.
On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon Tianjin claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing is being appealed by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department is currently reviewing this appeal claim to determine if Calgon Carbon Tianjin will be reviewed in third administrative review.
Outlook
Activated Carbon and Service
The Company’s activated carbon and service sales volume is expected to show improvement throughout the remainder of 2010 compared to 2009. Sales to the Asian market are expected to increase due to the acquisition of the controlling interest in a Japanese supplier of activated carbon and related services in the first quarter of 2010. Sales growth in the United States will be driven by the general economic recovery and environmental legislation. Growth in Europe is expected to be slower, keeping pace with improvement in that region’s economy.

Most of the markets that the Company serves strengthened in the second quarter of 2010 due to the improved economy. Of special note was the potable water market which benefited from an increase in consumer and commercial demand, as well as a federal mandate for the prevention/removal of disinfection by-products from drinking water. Sales to the environmental air market in the U.S. increased due to state regulations requiring removal of mercury from coal-fired power plant flue gas. Growth in these markets will continue as companies continue to comply with these environmental regulations.
While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009, current trends do not indicate signs of pricing pressure, and the company expects that this will remain the case throughout the remainder of 2010. The Company intends to conduct a world wide evaluation of pricing during the third quarter of 2010 and determine what, if any, price increase is appropriate.
During 2009, in addition to the April restart of the previously idled B-line at the Catlettsburg, Kentucky facility, the Company also further invested at this site in a new pulverization facility which is capable of converting 90 million pounds of feedstock to PAC. The pulverization facility commenced operation during the fourth quarter of 2009 and reduces the Company’s reliance on third-party grinding. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The Company believes that this could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. Mercury emission standards that begin to take effect in more than a dozen states, primarily in 2010, are driving the current PAC market, but U.S. regulatory or congressional action will determine the national standards in the long-term. Currently, the EPA plans to issue proposed mercury emission standards by March 2011 that would then be finalized by November 2011. The Company currently estimates that annual demand could be as high as 165 million pounds in 2010; 220 million pounds in 2011 and 2012; and, 500 million pounds within the next ten years. In addition, more than 140 countries have indicated interest in a multi-nation mercury removal pact that could be agreed upon on as early as 2013.
The need for municipal drinking water utilities to comply with the Environmental Protection Agency’s Stage 2 Disinfection By-Product (DBP) Rule is yet another growth driver for the Company. DBP’s are compounds that form when natural decaying organic chemicals present in drinking water sources come in contact with disinfecting chemicals such as chlorine. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2014. The Company currently estimates that this regulation may increase demand for GAC by municipal water utilities in the United States to as much as 100 million pounds per year by 2015.
In anticipation of the eventual improvement in the worldwide economy and to meet the increased demand for mercury removal and the DBP Rule, the Company currently plans to make significant capital expenditures in 2010 totaling $50 million to $60 million. The Company is investing in a capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. All three sites are expected to commence operation in 2011.

In addition to these initiatives, the Company plans on increasing its presence throughout the world. In March 2010, the Company acquired the controlling interest in its current joint venture in Japan with full ownership expected in early 2011 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). This acquisition will increase the Company’s capabilities in the world’s second largest geographical market by country for activated carbon. In Europe, the Company acquired Zwicky Denmark and Sweden, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon, in January 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served.
Equipment
The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. U.S demand for the Company’s ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. Although equipment contract awards slowed during 2009, bid activity has improved in 2010. Backlog for the Equipment segment at June 30, 2010 is $19.8 million.
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
Consumer
The slowing economy contributed to decreased demand for the Company’s PreZerve® products in 2009 which continued in 2010. During the second quarter of 2010, the Company also saw a decrease in its activated carbon cloth sales compared to the comparable 2009 period. The Company expects that during the third quarter of 2010 the sales will be at a comparable level as the similar 2009 period.
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
Changes in Internal Control:
There have not been any changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2010, that have significantly affected, or are reasonably likely to significantly affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Note 8 to the unaudited interim Condensed Consolidated Financial Statements contained herein.

Item 1a.	Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

Exhibit No.	Description	Method of filing
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 5, 2010	/s/Stevan R. Schott

Stevan R. Schott
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