Form 10-Q
period 2010-09-30
CALGON CARBON CORPORATION
filed 2010-11-05
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $.01 par value per share	56,319,188 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2010
The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain. Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Form 10-Q and in the Company’s most recent Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, availability of capital, environmental requirements as they relate both to our operations and to our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.
INDEX

		Page
PART 1 — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Introduction to the Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	34
Item 3.	Qualitative and Quantitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1a.	Risk Factors	55

Item 2c.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	56

SIGNATURES		57

CERTIFICATIONS
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
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
In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$124,371	$105,668	$347,430	$290,269
Net sales to related parties	—	1,827	3,442	10,949

Total	124,371	107,495	350,872	301,218

Cost of products sold (excluding depreciation and amortization)	82,442	71,089	228,745	202,622
Depreciation and amortization	5,491	4,690	15,829	12,438
Selling, general and administrative expenses	19,714	16,301	57,875	49,426
Research and development expenses	2,088	1,295	5,622	3,503
Litigation contingency (See Note 8)	—	—	11,500	—

	109,735	93,375	319,571	267,989

Income from operations	14,636	14,120	31,301	33,229

Interest income	66	119	270	323
Interest expense	(86)	(92)	(180)	(299)
Gain on acquisitions (See Note 1)	—	—	3,119	—
Loss on debt extinguishment (See Note10)	—	(899)	—	(899)
Other expense—net (See Note 10)	(710)	(646)	(1,185)	(2,574)

Income from operations before income tax and equity in income from equity investments	13,906	12,602	33,325	29,780

Income tax provision (benefit)	3,954	(787)	10,640	5,187

Income from operations before equity in income from equity investments	9,952	13,389	22,685	24,593

Equity in income from equity investments	—	470	112	1,338

Net income	$9,952	$13,859	$22,797	$25,931

Net income per common share
Basic:	$0.18	$0.25	$0.41	$0.48
Diluted:	$0.18	$0.25	$0.40	$0.46

Weighted average shares outstanding
Basic	55,903,956	54,940,359	55,814,817	54,465,997
Diluted	56,686,150	56,448,228	56,719,793	56,273,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$43,108	$38,029
Restricted cash	1,451	5,556
Receivables (net of allowance of $1,709 and $1,971)	86,357	61,716
Receivables from related parties	—	2,588
Revenue recognized in excess of billings on uncompleted contracts	7,099	5,963
Inventories	101,750	84,587
Deferred income taxes — current	20,282	15,935
Other current assets	13,426	7,471

Total current assets	273,473	221,845

Property, plant and equipment, net	172,370	155,100
Equity investments	212	10,969
Intangibles	9,443	4,744
Goodwill	26,871	26,934
Deferred income taxes — long-term	2,994	2,601
Other assets	5,044	3,525

Total assets	$490,407	$425,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,551	$44,821
Billings in excess of revenue recognized on uncompleted contracts	4,437	4,522
Payroll and benefits payable	10,544	9,509
Accrued income taxes	1,402	3,169
Short-term debt	17,253	—
Current portion of long-term debt	2,875	—

Total current liabilities	103,062	62,021

Long-term debt	4,336	—
Deferred income taxes — long-term	8,190	189
Accrued pension and other liabilities	41,258	56,422

Total liabilities	156,846	118,632

Redeemable non-controlling interest (Note 1)	1,618	—
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 58,905,903 and 58,553,617 shares issued	589	586
Additional paid-in capital	167,872	164,236
Retained earnings	195,962	173,165
Accumulated other comprehensive loss	(1,636)	(1,006)

	362,787	336,981
Treasury stock, at cost, 3,070,301 and 3,006,037 shares	(30,844)	(29,895)

Total shareholders’ equity	331,943	307,086

Total liabilities and shareholders’ equity	$490,407	$425,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$22,797	$25,931
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 1)	(3,119)	—
Litigation contingency (Note 8)	11,500	—
Depreciation and amortization	15,829	12,438
Equity in income from equity investments — net	(112)	(888)
Employee benefit plan provisions	2,056	3,874
Write-off of prior credit facility fees (Note 10)	—	827
Amortization of convertible notes discount	—	218
Loss on extinguishment of convertible notes	—	719
Stock-based compensation	1,805	1,751
Deferred income tax expense	2,755	318
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,617)	3,794
(Increase) decrease in inventories	(4,397)	7,392
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(13,040)	5,042
Increase (decrease) in accounts payable and accrued liabilities	188	(2,606)
Increase in accrued income taxes	5,275	483
Pension contributions	(13,633)	(11,526)
Other items — net	1,454	1,369

Net cash provided by operating activities	25,741	49,136

Cash flows from investing activities
Purchase of businesses — net of cash (Note 1)	(2,103)	—
Property, plant and equipment expenditures	(26,816)	(38,068)
Proceeds from disposals of property, plant and equipment	160	—
Cash pledged for collateral	(1,188)	(11,019)
Cash released from collateral	5,293	5,753

Net cash used in investing activities	(24,654)	(43,334)

Cash flows from financing activities
Proceeds from debt obligations (Note 10)	17,544	—
Reductions of debt obligations (Note 10)	(18,153)	(4,530)
Treasury stock purchased	(949)	(896)
Common stock issued	1,363	710
Excess tax benefit from stock-based compensation	470	470
Other (Note 10)	—	(1,208)

Net cash provided by (used in) financing activities	275	(5,454)

Effect of exchange rate changes on cash	3,717	(1,569)

Increase (decrease) in cash and cash equivalents	5,079	(1,221)
Cash and cash equivalents, beginning of period	38,029	16,750

Cash and cash equivalents, end of period	$43,108	$15,529

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
The acquisition date fair value of the Company’s former 49% equity interest in CMCC was approximately $9.8 million. To date, the Company has recorded a pre-tax gain of $2.8 million related to this acquisition. The gain resulted from the remeasurement of our equity interest to fair value as well as the fair value of assets acquired less liabilities assumed exceeding the purchase price.

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
Subsequent to their acquisition and excluding the related net after tax gains of $2.7 million recorded at March 31, 2010, these entities have contributed the following to the Company’s consolidated operating results for the three and nine month periods ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Revenue	$18,526	$35,178
Net loss	$193	$(305)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$124,371	$126,166	$368,078	$350,443
Net income	$10,051	$13,755	$21,710	$27,198
Net income per common share
Basic	$0.18	$0.25	$0.39	$0.50
Diluted	$0.18	$0.24	$0.38	$0.48
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
The results for the nine month period ended September 30, 2010 exclude approximately $2.7 million of after-tax gains associated with the acquisitions.
2. Inventories:

	September 30, 2010	December 31, 2009
Raw materials	$23,737	$22,657
Finished goods	78,013	61,930

	$101,750	$84,587

3. Supplemental Cash Flow Information:
Cash paid for interest during the nine months ended September 30, 2010 and 2009 was $0.2 million and $0.4 million, respectively. Income taxes paid, net of refunds, were $15.5 million and $3.8 million, for the nine months ended September 30, 2010 and 2009, respectively.
The Company has reflected $1.2 million and $0.2 million of its capital expenditures as a decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2010 and 2009, respectively.
During the nine months ended September 30, 2009, the Company exchanged shares of its common stock for approximately $6.0 million of its 5.00% Convertible Senior Notes.
4. Dividends:
The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2010 and 2009.

5. Comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$9,952	$13,859	$22,797	$25,931
Other comprehensive income (loss), net of taxes	6,948	2,177	(630)	3,667

Comprehensive income	$16,900	$16,036	$22,167	$29,598

The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2010 was the foreign currency translation adjustment of $8.1 million and $(1.7) million, respectively; the changes in employee benefit accounts of $0.1 million and $1.0 million, respectively; and the change in the fair value of the derivative instruments of $(1.3) million and $0.1 million, respectively. The only matters contributing to the other comprehensive income during the three and nine months ended September 30, 2009 was the foreign currency translation adjustment of $2.5 million and $4.3 million, respectively; the change in employee benefit accounts of $0.4 million and $0.9 million, respectively; and the change in the fair value of the derivative instruments of $(0.8) million and $(1.5) million, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Sales
Activated Carbon and Service	$110,000	$94,230	$310,834	$261,376
Equipment	12,106	10,558	33,395	32,784
Consumer	2,265	2,707	6,643	7,058

	$124,371	$107,495	$350,872	$301,218

Income (loss) from operations before depreciation and amortization Activated Carbon and Service	$19,177	$18,647	$46,139	$43,729
Equipment	949	(60)	877	1,877
Consumer	1	223	114	61

	20,127	18,810	47,130	45,667
Depreciation and amortization Activated Carbon and Service	4,793	4,247	13,860	11,156
Equipment	579	320	1,615	926
Consumer	119	123	354	356

	5,491	4,690	15,829	12,438

Income from operations	14,636	14,120	31,301	33,229

Reconciling items:
Interest income	66	119	270	323
Interest expense	(86)	(92)	(180)	(299)
Gain on acquisitions	—	—	3,119	—
Loss on debt extinguishment	—	(899)	—	(899)
Other expense — net	(710)	(646)	(1,185)	(2,574)

Consolidated income from operations before income tax and equity in income from equity investments	$13,906	$12,602	$33,325	$29,780

	September 30, 2010	December 31, 2009
Total Assets
Activated Carbon and Service	$428,477	$368,363
Equipment	50,194	44,001
Consumer	11,736	13,354

Consolidated total assets	$490,407	$425,718

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
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheets were as follows:

		September 30,	December 31,
Asset Derivatives	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$128	$60
Natural gas contracts	Other current assets	—	5
Currency swap	Other assets	—	210
Natural gas contracts	Other assets	5	4

Total derivatives designated as hedging instruments under ASC 815		133	279

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$48	$25

Total derivatives not designated as hedging instruments under ASC 815		48	25

Total asset derivatives		$181	$304

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:

		September 30,	December 31,
Liability Derivatives	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$326	$716
Natural gas contracts	Accounts payable and accrued liabilities	2,034	1,211
Foreign exchange contracts	Accrued pension and other liabilities	97	—
Natural gas contracts	Accrued pension and other liabilities	789	852

Total derivatives designated as hedging instruments under ASC 815		3,246	2,779

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$48	$—

Total derivatives not designated as hedging instruments under ASC 815		48	—

Total liability derivatives		$3,294	$2,779

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
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and nine month periods ended September 30, 2010 and 2009, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Accumulated OCI derivative loss at July 1, 2010 and January 1, 2010, respectively	$1,273	$3,195
Effective portion of changes in fair value	2,216	1,122
Reclassifications from accumulated OCI derivative gain (loss) to earnings	(143)	(988)
Foreign currency translation	(153)	(136)

Accumulated OCI derivative loss at September 30, 2010	$3,193	$3,193

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2010	2009
Foreign Exchange Contracts	$1,445	$1,118
Currency Swap	—	(1)
Natural Gas Contracts	771	738

Total	$2,216	$1,855

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Nine Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2010	2009
Foreign Exchange Contracts	$(730)	$1,596
Currency Swap	—	(522)
Natural Gas Contracts	1,852	1,792

Total	$1,122	$2,866

		Amount of (Gain) or Loss
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of (Gain) or	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2010	2009
Foreign Exchange Contracts	Cost of products sold	$(229)	$(297)
Currency Swap	Interest expense	—	21
Natural Gas Contracts	Cost of products sold	372	862

Total		$143	$586

		Amount of (Gain) or Loss
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of (Gain) or	Nine Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2010	2009
Foreign Exchange Contracts	Cost of products sold	$(272)	$(988)
Currency Swap	Interest expense	121	21
Natural Gas Contracts	Cost of products sold	1,139	1,423

Total		$988	$456

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of (Gain) or	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2010	2009
Foreign Exchange Contracts	Other expense — net	$2	$1

Total		$2	$1

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of (Gain) or	Nine Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2010	2009
Foreign Exchange Contracts	Other expense — net	$4	$19

Total		$4	$19

*	Assuming market rates remain constant with the rates at September 30, 2010, a loss of $2.3 million is expected to be recognized in earnings over the next 12 months.

**	For the three and nine months ended September 30, 2010 and 2009, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.
The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	September 30,	December 31,
(in thousands except for mmbtu)	2010	2009
Natural gas contracts (mmbtu)	1,080,000	1,070,000
Foreign exchange contracts	$22,937	$14,552
Currency swap	$—	$3,646
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

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of (Gain) or	Three Months Ended
Derivatives Not Designated as	Loss Recognized in	September 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2010	2009
Foreign Exchange Contracts *	Other expense — net	$44	$(33)

Total		$44	$(33)

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of (Gain) or	Nine Months Ended
Derivatives Not Designated as	Loss Recognized in	September 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2010	2009
Foreign Exchange Contracts *	Other expense — net	$217	$(202)

Total		$217	$(202)

*	As of September 30, 2010 and 2009, these foreign exchange contracts were entered into and settled during the respective periods.
Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than eighteen months from the contract inception date. Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Management’s policy for managing natural gas exposure is to use derivatives to hedge from zero to 75% of the forecasted natural gas requirements. These cash flow hedges span up to thirty-six months from the contract inception date. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.
8. Contingencies
On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon

(“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions of at least $8.25 million over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company was countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages, which is recorded as a component of current liabilities at September 30, 2010. The Company recorded a litigation contingency of $11.5 million for the quarter ended June 30, 2010. The Company previously recorded a $250 thousand litigation contingency in the quarter ended September 30, 2009 and a $250 thousand litigation contingency in the quarter ended June 30, 2008. The Company filed post trial motions to reverse or alter the verdict which were denied by the Court in October 2010. The Company has filed an appeal to the Third Circuit Court of Appeals.
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at September 30, 2010 and noncurrent other liabilities at December 31, 2009 in the Company’s consolidated balance sheet. At September 30, 2010 and December 31, 2009, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the three and nine month periods ended September 30, 2010 and 2009. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the determination of the final scope of work, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company has commissioned a more definitive environmental assessment to be performed during the third and fourth quarters of 2010 to better understand the extent of contamination and appropriate methodologies for remediation. Preliminary results indicate that a potentially larger portion of the property than originally known may have some contamination. The effect this may have on remediation cost is unknown at this time. The Company also plans to begin remediation by the second quarter of 2011. This estimated time frame is based on the Company’s current knowledge of the contamination and may change after the conclusion of the more definitive environmental assessment.
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
The Company is both a domestic producer and a large U.S. importer (from its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).
As one of two U.S. producers involved as petitioners in the case, the Company is actively involved in ensuring the Commerce Department obtains the most accurate information from the foreign producers and exporters involved in the review, in order to calculate the most accurate results and margins of dumping for the sales at issue.
As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the antidumping rate was 78.89%. From March 30, 2007 through April 8, 2007 the antidumping duty rate was 69.54%. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to tariffs. For the period April 19, 2007 through November 9, 2009, deposits have been paid at 69.54%.
The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2010. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found. To do this, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, if the tariff rate decreases, any difference is refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.
On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. There is no deadline for a final decision regarding these appeals but such appeals typically take at least a year to resolve. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved.
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
The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2010, 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, although the exact amount is impossible to determine. There were no additional amounts received during the nine month period ended September 30, 2010.
On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon Tianjin claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing was challenged by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon Tianjin. The Company is currently assembling information and data needed to comply with the POR III review requirements.
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
On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010, from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis which was answered by the Company. In September 2010 representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons. The Company cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.
By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 7% of its total revenue for the nine month period ended September 30, 2010. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
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
Calgon Carbon Japan KK f/k/a Calgon Mitsubishi Chemical Corporation (“CCJ”) sold carbon, which it purchased from a third-party supplier, for a DeSOX and DeNOX application to Sumitomo Heavy Industries, Ltd. (“Sumitomo”) which in turn sold it to Kobe Steel, Ltd. (“Kobe Steel”). The Kobe Steel purchase order sets forth certain quality standards with respect to the activated carbon, particularly with respect to the quality of repeated use for DeSOX and DeNOX. Testing has shown that the activated carbon provided by CCJ to Sumitomo for use by Kobe Steel did not meet the quality requirements as set forth in the purchase order. At that time Kobe Steel notified Sumitomo with regard to a potential claim for defective products. Sumitomo in turn notified CCJ. Kobe Steel is demanding that CCJ replace all the carbon that was delivered. CCJ believes that the quality issues can be met in less costly ways by the introduction of an additive. Alternatively, CCJ believes that less than all the carbon should be replaced. In addition CCJ believes that it should be entitled to take back any of the alleged non-

conforming product that it is replaces. If CCJ receives such product back, it could help to mitigate any loss. The parties are continuing to negotiate a solution. Mitsubishi Chemical Company (“MCC”) has agreed to indemnify CCJ for 51% of any loss it may suffer for the matter. At this time the Company cannot predict with any certainty the outcomes of this matter or a range of loss, if any.
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
The changes in the carrying amounts of goodwill by segment for the nine month period ended September 30, 2010 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of January 1, 2010	$20,305	$6,569	$60	$26,934
Foreign exchange	(94)	31	—	(63)

Balance as of September 30, 2010	$20,211	$6,600	$60	$26,871

The following is a summary of the Company’s identifiable intangible assets as of September 30, 2010 and December 31, 2009 respectively:

	September 30, 2010
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,370	$—	$(1,111)	$259
Customer Relationships	16.2 Years	10,711	(83)	(6,982)	3,646
Product Certification	5.4 Years	5,327	—	(1,863)	3,464
Unpatented Technology	20.0 Years	2,875	—	(1,807)	1,068
Licenses	20.0 Years	964	68	(26)	1,006

Total	14.1 Years	$21,247	$(15)	$(11,789)	$9,443

	December 31, 2009
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,047)	$322
Customer Relationships	17.0 Years	9,323	(182)	(6,399)	2,742
Product Certification	7.9 Years	1,682	—	(1,192)	490
Unpatented Technology	20.0 Years	2,875	—	(1,685)	1,190

Total	16.0 Years	$15,249	$(182)	$(10,323)	$4,744

For the three and nine months ended September 30, 2010, the Company recognized $0.6 million and $1.5 million, respectively, of amortization expense related to intangible assets. For the three and nine months ended September 30, 2009, the Company recognized $0.3 million and $1.0 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

(Thousands)
For the year ending December 31:

2010	$1,930
2011	1,691
2012	1,501
2013	1,426
2014	1,326

10. Borrowing Arrangements

	September 30,	December 31,
	2010	2009

Short-Term Debt
Borrowings under Japanese Credit Facility	$17,253	$—
Long-Term Debt

Borrowings under Japanese Term Loan	7,211	—
Less current portion of long-term debt	(2,875)	—

Net	$4,336	$—

5.00% Convertible Senior Notes due 2036
On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036 (the “Notes”). The Notes accrued interest at the rate of 5.00% per annum which was payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes were eligible to be converted under certain circumstances. During the quarter ended September 30, 2009, the Company exchanged approximately 1.2 million shares of its common stock for the remaining $6.0 million of Notes. A pre-tax loss of $0.9 million was recorded on extinguishment related primarily to the outstanding discount and deferred financing fees of the Notes upon conversion. As of December 31, 2009, all Notes have been converted.
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
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheets as of September 30, 2010 and December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at September 30, 2010 was $92.3 million, after considering outstanding letters of credit.
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
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of September 30, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.
The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of September 30, 2010 and December 31, 2009, respectively, there were no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of September 30, 2010.
Industrial Revenue Bonds
The Mississippi Industrial Revenue Bonds totaling $2.9 million at December 31, 2008, bore interest at a variable rate, matured in April 2009, and were retired. These bonds were issued to finance certain equipment acquisitions at the Company’s Pearlington, Mississippi plant.

Belgian Loan and Credit Facility
On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euro, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which has yet to occur. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist and the Company had no outstanding borrowings under the Belgian Loan as of September 30, 2010 and December 31, 2009, respectively.
The Company also maintains a Belgian credit facility totaling 1.5 million Euro which is secured by cash collateral of 750 thousand Euro. The cash collateral is shown as restricted cash within the consolidated balance sheet as of September 30, 2010. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2010 and December 31, 2009, respectively. Bank guarantees of 1.0 million Euros were issued as of September 30, 2010.
United Kingdom Credit Facility
The Company maintains a United Kingdom unsecured credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of September 30, 2010.
Chinese Credit Facility
The Company previously maintained a Chinese credit facility totaling 11.0 million RMB or $1.6 million which was secured by a U.S. letter of credit. The credit facility was fully repaid in June 2009 and was closed.
Japanese Loans and Credit Facility
On March 31, 2010, the Company entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen in order to partially finance the purchase of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.675%. The interest rate per annum as of September 30, 2010 was 1.047%. Total borrowings outstanding under the Japanese Credit Facility were 1.44 billion Japanese Yen or $17.3 million at September 30, 2010 and are shown as short- term debt within the consolidated balance sheet presented.
The Company also entered into two other borrowing arrangements as part of the purchase of CCJ on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31,

2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.9 million is recorded as current and 362.0 million Japanese Yen or $4.3 million is recorded as long-term debt within the consolidated balance sheet at September 30, 2010. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at September 30, 2010. This loan matures on March 31, 2011 and is renewable annually for a nominal fee. There were no borrowings outstanding under the Japanese Working Capital Loan at September 30, 2010.
Fair Value of Debt
At September 30, 2010, the Company had $24.5 million of borrowings under various Japanese credit agreements described above. The recorded amounts are based on prime rates, and accordingly, the carrying value of these obligations approximate their fair value.
Maturities of Debt
The Company is obligated to make principal payments on debt outstanding at September 30, 2010 of $0.7 million in 2010, $20.1 million in 2011, $2.9 million in 2012, and $0.8 million in 2013.
Interest Expense
The Company’s interest expense for the three months ended September 30, 2010 and 2009 totaled $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 totaled $0.2 million and $0.3 million, respectively. These amounts are net of interest costs capitalized of $36 thousand and $48 thousand for the three months ended September 30, 2010 and 2009, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively.
11. Pensions
U.S. Plans:
For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits (in thousands)	2010	2009	2010	2009

Service cost	$218	$192	$652	$576
Interest cost	1,184	1,186	3,626	3,556
Expected return on plan assets	(1,365)	(1,082)	(4,211)	(2,867)
Amortization of prior service cost	(7)	38	51	116
Net actuarial loss amortization	347	484	1,049	1,453

Net periodic pension cost	$377	$818	$1,167	$2,834

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
Employer Contributions
In its 2009 financial statements, the Company disclosed that it expected to contribute $1.6 million to its U.S. pension plans in 2010. As of September 30, 2010, the Company has contributed the $1.6 million as well as an additional $10.9 million.
European Plans:
For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits (in thousands)	2010	2009	2010	2009

Service cost	$136	$122	$408	$366
Interest cost	484	407	1,452	1,221
Expected return on plan assets	(343)	(269)	(1,029)	(807)
Amortization of prior service cost	3	10	9	30
Net actuarial loss amortization	37	27	111	81
Foreign currency exchange	3	69	(62)	149

Net periodic pension cost	$320	$366	$889	$1,040

The expected long-term rate of return on plan assets ranges from 5.00% to 6.90% in 2010.
Employer Contributions
In its 2009 financial statements, the Company disclosed that it expected to contribute $1.8 million to its European pension plans in 2010. As of September 30, 2010, the Company contributed $1.1 million. The Company expects to contribute the remaining $0.7 million over the remainder of the year.

Defined Contribution Plans:
The Company also sponsors a defined contribution pension plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest immediately. Employer fixed and discretionary contributions vest after two years of service. For each bargaining unit employee at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. As of June 8, 2010, under the facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan. The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked. The Company will then make additional lump sum contributions to employees that have converted of $5,000 per year on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan. As a result, employees that have converted will be excluded from the aforementioned $25.00 match. For bargaining unit employees hired after June 8, 2010, and for employees voluntarily converting to the enhanced defined contribution plan, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.3 million and $1.0 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2009, respectively.
12. Earnings Per Share
Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Net income available to common shareholders	$9,952	$13,859	$22,797	$25,931
Weighted Average Shares Outstanding
Basic	55,903,956	54,940,359	55,814,817	54,465,997
Effect of Dilutive Securities	782,194	1,507,869	904,976	1,807,620

Diluted	56,686,150	56,448,228	56,719,793	56,273,617

Net income per common share
Basic	$.18	$.25	$.41	$.48
Diluted	$.18	$.25	$.40	$.46

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 206,690 and 160,975 for the three months ended September 30, 2010 and 2009, respectively, and 206,690 and 160,975 for the nine months ended September 30, 2010 and 2009, respectively.
13. Related Party Transactions
Net sales to related parties primarily reflect sales of activated carbon products to equity investees. On March 31, 2010, the Company acquired an additional interest in its Japanese joint venture thereby increasing its ownership percentage from 49% to 80% (Refer to Note 1). As a result of this transaction, the joint venture is reflected on a consolidated basis within the Company’s financial statements. Accordingly, there were no related party sales transactions for the three months ended September 30, 2010. Related party sales transactions were $1.8 million for the three months ended September 30, 2009, and $3.4 million and $10.9 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.
14. Income Taxes
Unrecognized Income Tax Benefits
As of September 30, 2010 and December 31, 2009, the Company’s gross unrecognized income tax benefits were $11.9 million and $11.7 million, respectively. If recognized, $6.7 million and $6.5 million of the gross unrecognized tax benefits would impact the effective tax rate at September 30, 2010 and December 31, 2009, respectively. The Company estimates that approximately $0.4 million of unrecognized tax benefits will be realized in the next twelve months as a result of the expiration of statute limitations in various tax jurisdictions.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Financial Statements.
Results of Operations
Consolidated net sales increased by $16.9 million or 15.7% and $49.7 million or 16.5% for the quarter and year-to-date periods ended September 30, 2010, respectively, versus the quarter and year to date periods ended September 30, 2009. The net effect on sales from the acquisitions completed in the first quarter of 2010 was $16.2 million and $26.2 million for the quarter and year-to-date periods ended September 30, 2010. The impact of foreign currency translation on consolidated net sales was ($2.1) million and ($1.4) million for the quarter and year-to-date periods ended September 30, 2010 versus the comparable 2009 periods.
Net sales for the quarter and year-to-date periods ended September 30, 2010 for the Activated Carbon and Service segment increased $15.8 million or 16.7% and $49.5 million or 18.9%, respectively, versus the similar 2009 periods. The net effect of the acquisitions completed in the first quarter of 2010 was $14.5 million and $23.3 million on the quarter and year-to-date periods ended September 30, 2010, respectively, versus the similar 2009 periods. Higher demand in the Environmental Air Treatment, Industrial Process, and Food markets of $3.2 million, $0.7 million, and $0.6 million, respectively, also contributed to the quarter over quarter increase. However, this was partially offset by lower demand in the Environmental Water Treatment and Potable Water markets of $0.8 million and $1.7 million. Sales in the Potable Water market for the quarter ended September 30, 2009 included a supply of a large quantity of activated carbon for a new potable water treatment facility in Asia that did not repeat in 2010. The increase for the year-to-date period ended September 30, 2010 was primarily due to higher demand in the Environmental Air Treatment, Potable Water, and Industrial Process markets of $16.2 million, $5.9 million, and $3.4 million, respectively. Net sales for the Equipment segment increased $1.5 million or 14.7% and $0.6 million or 1.9%, respectively, versus the similar 2009 periods. Although the acquisition of Hyde Marine Inc. (Hyde) in the first quarter of 2010 contributed $1.7 million and $2.9 million to the quarter and year-to-date periods ended September 30, 2010, respectively, lower revenue recognized for ultraviolet light systems of $2.1 million and $2.5 million offset it. However, higher revenue recognized for traditional carbon adsorption equipment of $2.0 million was the primary reason for the overall increase for the quarter ended September 30, 2010 versus the similar 2009 period. Net sales for the Consumer segment for the quarter and year-to-date periods ended September 30, 2010 declined $0.4 million or 16.4% and $0.4 million or 5.9%, respectively, versus the similar 2009 periods. The decrease was due to lower demand for both activated carbon cloth and PreZerve® products of $0.2 million and $0.2 million, respectively, for each of the quarter and year-to-date periods ended September 30, 2010.
Net sales less cost of products sold, as a percentage of net sales, was 33.7% for the quarter ended September 30, 2010 as compared to 33.9% for the similar 2009 period, a decrease of 0.2%. Net sales less cost of products sold, as a percentage of net sales, was 34.8% for the year-to-date period ended September 30, 2010 as compared to 32.7% for the similar 2009 period, an increase of 2.1 percentage points or $23.5 million. The increase for the year-to-date period was primarily in the Activated Carbon and Service segment of $21.9 million or 1.9% as a result of the aforementioned higher demand for certain activated carbon and service products. The Equipment segment increased by $1.6 million or 0.2% principally due to a higher volume of traditional carbon adsorption systems sold. The Consumer segment was comparable for the quarter and year-to-date periods ended September 30, 2010. The Company’s cost of products sold excludes depreciation therefore it may not be comparable to that of other companies.
Depreciation and amortization increased $0.8 million and $3.4 million, respectively, during the quarter and year-to-date periods ended September 30, 2010 versus the similar 2009 periods. The acquisitions contributed $0.5 million and $1.0 million to the quarter and year-to-date periods ended September 30, 2010, respectively. The remaining increase for both periods was primarily due to increased depreciation related to the significant capital projects at the Catlettsburg, Kentucky facility that were placed into service during 2009.
Selling, general and administrative expenses increased $3.4 million and $8.4 million, respectively, for the quarter and year-to-date periods ended September 30, 2010 versus the comparable 2009 periods. The increase for both periods includes $2.7 million and $7.6 million of on-going expenses related to acquisitions completed in the first quarter of 2010, respectively, for the quarter and year-to-date periods ended September 30, 2010. Also contributing to the increase for the 2010 periods were higher employee related costs. Legal expenses were comparable quarter over quarter despite incurring $0.6 million in legal fees related to the ADA-ES matter during the quarter ended September 30, 2010.
Research and development expenses increased $0.8 million and $2.1 million, respectively, for the quarter and year-to-date periods ended September 30, 2010 as compared to the 2009 periods. The aforementioned acquisitions had a $0.4 million and $0.7 million effect on both the quarter and year-to-date periods, respectively. Also contributing to the increase for the 2010 periods was increased outside testing related to mercury removal from flue gas.
The $11.5 million litigation contingency for the year-to-date period ended September 30, 2010 was as a result of the adverse verdict related to the ADA-ES, Inc. matter that occurred in July 2010. The Company previously recorded a $250 thousand litigation contingency in the quarter ended September 30, 2009 and a $250 thousand litigation contingency in the quarter ended June 30, 2008. The Company has appealed the verdict (Refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1).
As a result of the acquisitions of Zwicky, Hyde, and an additional interest in its Japanese joint venture which are more fully described within Note 1 to the Condensed Consolidated Financial Statements included in Item 1, the Company recorded a gain of $3.1 million during the year-to-date period ended September 30, 2010.
Other expense for the quarter ended September 30, 2010 was comparable to 2009. The year-to-date period ended September 30, 2010 decreased $1.4 million versus the similar 2009 period which is primarily due to the write-off of $0.8 million of financing fees related to the Company’s Prior Credit Facility which occurred during the year-to-date period ended September 30, 2009. Also contributing to the decrease was the positive impact of foreign exchange of $0.6 million for the year-to-date period ended September 30, 2010 as compared to the similar 2009 period.

The loss on extinguishment of debt of $0.9 million for the quarter and year-to-date periods ended September 30, 2009 was due to the final conversion of the remaining $6.0 million of Notes (Refer to Note 10 to the Condensed Consolidated Financial Statements included in Item 1).
Interest income and expense for the quarter and year-to-date periods ended September 30, 2010 were comparable to the similar 2009 periods.
The income tax provision increased $4.7 million and $5.5 million, respectively, for the quarter and year-to-date periods ended September 30, 2010 versus the similar 2009 periods. The increase in the tax provision was primarily due to the Company’s determination that it was no longer in an overall foreign loss position in 2009, which triggered the release of $5.0 million of the previously established valuation allowance. For the quarter and year-to-date periods ended September 30, 2010, the Company continues to identify additional foreign source income, which gives it the ability to more fully utilize its foreign tax credits currently generated as well as those carried forward. During the quarter ended September 30, 2010, the Company released $0.8 million of valuation allowance on foreign tax credits primarily as a result of the amendment and filing of previous years’ tax returns.
The effective tax rate for the year-to-date period ended September 30, 2010 was 31.9% compared to 17.4% for the year-to-date period ended September 30, 2009. The year-to-date period ended September 30, 2010 tax rate was 2.6% lower than the federal statutory income tax rate due to permanent deductions on qualified manufacturing income and 4.1% lower than the federal statutory income tax rate due to valuation allowance releases on foreign tax credits. These decreases were partially offset by state income taxes. The year-to-date period ended September 30, 2009 tax rate was lower than the federal statutory income tax rate primarily due to the valuation allowance release, which lowered the rate by 16.7%. The Company also benefited from a reversal of the deferred tax liability related to the CMCC joint venture’s unremitted earnings by 2.5% as a result of sufficient foreign source income that the Company determined would be generated. Absent the deferred income tax releases and other less significant discrete items, the year-to-date period ended September 30, 2009 effective tax rate of 38.4% was higher than the statutory U.S. federal income tax rate mainly due to permanent items and state income taxes.
The Company uses an annualized estimate of pre-tax earnings to calculate its effective tax rate. Throughout the year this annualized estimate may change based on actual results and annual earnings estimate revisions in various tax jurisdictions. Because the Company’s permanent tax benefits are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.
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
Equity in income from equity investments for the quarter and year-to-date periods ended September 30, 2010 decreased $0.5 million and $1.2 million, respectively, due principally to the first quarter acquisition of a controlling interest in the Company’s joint venture in Japan whereby its financial results have been incorporated on a consolidated basis (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).
Financial Condition
Working Capital and Liquidity
Cash flows provided by operating activities were $25.7 million for the period ended September 30, 2010 compared to $49.1 million for the comparable 2009 period. The $23.4 million decrease is primarily as a result of working capital changes related to receivables and inventories. The higher sales volume for the period ended September 30, 2010 contributed to an increase in receivables of $3.6 million whereas receivables declined $3.8 million during the similar 2009 period due to improved cash collections. Inventory for the period ended September 30, 2010 increased $4.4 million primarily as a result of an increase in finished goods whereas it declined $7.4 million in the similar 2009 period as a result of inventory control measures in Europe and the U.S. as well as the reduction of outsourced carbon products.
The Company recorded purchase of businesses, net of cash, of $2.1 million related to the acquisitions made during the period ended March 31, 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).
Common stock dividends were not paid during the quarter and year-to-date periods ended September 30, 2010 and 2009, respectively.
Total debt at September 30, 2010 was $24.5 million and zero at December 31, 2009. The entire balance at September 30, 2010 relates to borrowings under the Japanese Credit Facility and Term Loan which are a result of the increased ownership of the joint venture in Japan (Refer to Notes 1 and 10 to the Condensed Consolidated Financial Statements included in Item 1).
5.00% Convertible Senior Notes due 2036
On August 18, 2006, the Company issued $75.0 million in aggregate principal amount of 5.00% Notes due in 2036 (the “Notes”). The Notes accrued interest at the rate of 5.00% per annum which was payable in cash semi-annually in arrears on each February 15 and August 15, which commenced February 15, 2007. The Notes were eligible to be converted under certain circumstances. During the quarter ended September 30, 2009, the Company exchanged approximately 1.2 million shares of its common stock for the remaining $6.0 million of Notes. A pre-tax loss of $0.9 million was recorded on extinguishment related primarily to the outstanding discount and deferred financing fees of the Notes upon conversion. As of December 31, 2009, all Notes have been converted.
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
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s Prior Credit Facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the Prior Credit Facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheets as of September 30, 2010 and December 31, 2009. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the Prior Credit Facility.
The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to

0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at September 30, 2010 was $92.3 million, after considering outstanding letters of credit.
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
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of September 30, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.
The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of September 30, 2010 and December 31, 2009, respectively, there were no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of September 30, 2010.
Japanese Loans and Credit Facility
On March 31, 2010, the Company entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen in order to partially finance the purchase of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.675%. The interest rate per annum as of September 30, 2010 was 1.047%. Total borrowings outstanding under the Japanese Credit Facility were 1.44 billion Japanese Yen or $17.3 million at September 30, 2010 and are shown as short- term debt within the consolidated balance sheet presented.
The Company also entered into two other borrowing arrangements as part of the purchase of CCJ on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31, 2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.9 million is recorded as current and 362.0 million Japanese Yen or $4.3 million is recorded as long-term debt within the consolidated balance sheet at September 30, 2010. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at September 30, 2010. This loan matures on March 31, 2011 and is renewable annually for a nominal fee. There were no borrowings outstanding under the Japanese Working Capital Loan at September 30, 2010.

Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of September 30, 2010, there have been no significant changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2009, except for the addition of debt totaling $24.5 million and the redeemable non-controlling interest of $1.6 million, related to the Company’s increased ownership of the joint venture in Japan (Refer to Notes 1 and 10 to the Condensed Consolidated Financial Statements included in Item 1), as well as the addition of an unconditional purchase obligation related to new raw material contracts entered into during the quarter ended June 30, 2010. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2009, as adjusted for the changes mentioned above.

	Due in
(Thousands)	2010(1)	2011	2012	2013	2014	Thereafter	Total

Short-term debt	$16,659	$17,253	$—	$—	$—	$—	$33,912
Current portion of long-term debt	2,087	2,156	—	—	—	—	4,243
Long-term debt	—	719	2,874	743	—	—	4,336
Operating leases	6,272	5,686	5,092	4,773	4,418	4,696	30,937
Unconditional purchase obligations(2)	42,153	32,326	7,374	1,575	263	—	83,691

Total contractual cash Obligations(3)	$67,171	$58,140	$15,340	$7,091	$4,681	$4,696	$157,119

(1)	The 2010 amounts include payments of $16.7 million and $1.4 million for short-term and current portion of long-term debt, respectively, that were made during the nine months ended September 30, 2010.

(2)	Primarily for the purchase of raw materials, transportation, and information systems services.

(3)	Interest on debt obligations was excluded as it is not material.
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
Capital Expenditures and Investments
Capital expenditures for property, plant and equipment totaled $25.3 million for the nine months ended September 30, 2010 compared to expenditures of $38.3 million for the same period in 2009. The expenditures for the period ended September 30, 2010 consisted primarily of improvements to the Company’s manufacturing facilities of $17.4 million and $3.0 million for customer capital. The expenditures for the period ended September 30, 2009 consisted primarily of improvements to the Company’s manufacturing facilities of $32.2 million, of which $8.4 million was directly related to the April 2009 re-start of a previously idled production line at the Company’s Catlettsburg, Kentucky facility and $12.0 million related to a new pulverization facility at the same location, and

$2.8 million for customer capital. Capital expenditures for 2010 are projected to be approximately $50.0 million to $55.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.
Labor Agreements
The labor agreement for the Company’s workforce at its Catlettsburg, Kentucky facility expired on April 2, 2009. In June 2010, the parties successfully negotiated the terms and conditions of a replacement agreement which expires in 2013 (Refer to Note 11 to the Condensed Consolidated Financial Statements included in Item 1).
Environmental Matters, Litigation, and Contingencies:
On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions of at least $8.25 million over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company was countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages, which is recorded as a component of current liabilities at June 30, 2010. The Company recorded a litigation contingency of $11.5 million for the quarter ended June 30, 2010. The Company previously recorded a $250 thousand litigation contingency in the quarter ended September 30, 2009 and a $250 thousand litigation contingency in the quarter ended June 30, 2008. The Company filed post trial motions to reverse or alter the verdict which were denied by the Court in October 2010. The Company has filed an appeal to the Third Circuit Court of Appeals.
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
Calgon Carbon Japan KK f/k/a Calgon Mitsubishi Chemical Corporation (“CCJ”) sold carbon, which it purchased from a third-party supplier, for a DeSOX and DeNOX application to Sumitomo Heavy Industries, Ltd. (“Sumitomo”) which in turn sold it to Kobe Steel, Ltd. (“Kobe Steel”). The Kobe Steel purchase order sets forth certain quality standards with respect to the activated carbon, particularly with respect to the quality of repeated use for DeSOX and DeNOX. Testing has shown that the activated carbon provided by CCJ to Sumitomo for use by Kobe Steel did not meet the quality requirements as set forth in the purchase order. At that time Kobe Steel notified Sumitomo with regard to a potential claim for defective products. Sumitomo in turn notified CCJ. Kobe Steel is demanding that CCJ replace all the carbon that was delivered. CCJ believes that the quality issues can be met in less costly ways by the introduction of an additive. Alternatively, CCJ believes that less than all the carbon should be replaced. In addition CCJ believes that it should be entitled to take back any of the alleged non-conforming product that it is replaces. If CCJ receives such product back, it could help to mitigate any loss. The parties are continuing to negotiate a solution. Mitsubishi Chemical Company (“MCC”) has agreed to indemnify CCJ for 51% of any loss it may suffer for the matter. At this time the Company cannot predict with any certainty the outcomes of this matter or a range of loss, if any.
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
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at September 30, 2010 and noncurrent other liabilities at December 31, 2009 in the Company’s consolidated balance sheet. At September 30, 2010 and December 31, 2009, the balance recorded was $4.0 million. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has not incurred any environmental remediation expense for the three and nine month periods ended September 30, 2010 and 2009. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the determination of the final scope of work, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company has commissioned a more definitive environmental assessment to be performed during the third and fourth quarters of 2010 to better understand the extent of contamination and appropriate methodologies for remediation. Preliminary results indicate that a potentially larger portion of the property than originally known may have some contamination. The effect this may have on remediation cost is unknown at this time, but the company believes it will not impact the liability. The Company also plans to begin remediation by the second quarter of 2011, with a current estimated completion by the end of 2011. This estimated time frame is based on the Company’s current knowledge of the contamination and may change after the conclusion of the more definitive environmental assessment.
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
On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010, from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On

July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis which was answered by the Company. In September 2010 representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons. The Company cannot predict with any certainty the probable outcome of this matter or range of potential loss, if any.
By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 7% of its total revenue for the nine month period ended September 30, 2010. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
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
The Company is both a domestic producer and a large U.S. importer (from its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).
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

Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the antidumping rate was 78.89%. From March 30, 2007 through April 8, 2007 the antidumping duty rate was 69.54%. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to tariffs. For the period April 19, 2007 through November 9, 2009, deposits have been paid at 69.54%.
The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2010. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found. To do this, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, if the tariff rate decreases, any difference is refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.
On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. There is no deadline for a final decision regarding these appeals but such appeals typically take at least a year to resolve. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved.
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
The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2010, 2009 and 2008, the Company applied for such distributions. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2010 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, although the exact amount is impossible to determine. There were no additional amounts received during the nine month period ended September 30, 2010.
On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon Tianjin claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing was challenged by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon Tianjin. The Company is currently assembling information and data needed to comply with the POR III review requirements.
Outlook
Activated Carbon and Service
The Company believes activated carbon and service sales volume for the remainder of 2010 will be comparable to the third quarter and significantly higher than 2009. Sales to the Asian market are expected to increase due to the acquisition of the controlling interest in a Japanese supplier of activated carbon and related services in the first quarter of 2010. The Company believes sales growth in the United States will be driven by the general economic recovery and environmental legislation. Growth in Europe is expected to be slower, keeping pace with improvement in that region’s economy.
Most of the markets that the Company serves strengthened in the first nine months of 2010 due to the improved economy. Of special note was the potable water market which benefited from an increase in consumer and commercial demand, as well as a U.S. federal mandate for the prevention/removal of disinfection by-products from drinking water. Sales to the environmental air market in the U.S. increased due to state regulations requiring removal of mercury from coal-fired power plant flue gas. The Company believes that growth in these markets will continue as companies continue to comply with these environmental regulations.
While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009, current trends do not indicate signs of pricing pressure, and the Company expects that this will remain the case throughout the remainder of 2010. The Company completed a thorough market evaluation and assessment of pricing during the third quarter of 2010 and, as a result, instituted a global price increase effective November 1, 2010. The Company does not expect to see the impact on its financial results until sometime during the first quarter of 2011.
During 2009, in addition to the April restart of the previously idled B-line at the Catlettsburg, Kentucky facility, the Company also further invested at this site in a new pulverization facility which is capable of converting 90 million pounds of feedstock to PAC. The pulverization facility commenced operation during the fourth quarter of 2009 and reduces the Company’s reliance on third-party grinding. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The Company believes that this could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. Mercury emission standards that began to take effect in more than a dozen states, primarily in 2010, are driving the current PAC market, but U.S. regulatory or congressional action will determine the national standards in the long-term. Currently, the EPA has indicated that it plans to issue proposed mercury emission standards by March 2011 that would then be finalized by November 2011. The Company currently estimates that annual demand could be as high as 165 million pounds in 2010; 220 million pounds in 2011 and 2012; and, 500 million pounds within the next ten years. In addition, more than 140 countries have indicated interest in a multi-nation mercury removal pact that could be agreed upon on as early as 2013.

The need for municipal drinking water utilities to comply with the Environmental Protection Agency’s Stage 2 Disinfection By-Product (DBP) Rule is yet another growth driver for the Company. DBP’s are compounds that form when natural decaying organic chemicals present in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2014. The Company currently estimates that this regulation may increase demand for GAC by municipal water utilities in the United States by as much as 100 million pounds per year by 2015.
In anticipation of the eventual improvement in the worldwide economy and to meet the increased demand for mercury removal and the DBP Rule, the Company currently plans to make significant capital expenditures in 2010 totaling $50 million to $55 million. The Company is investing in a capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. All three sites are expected to commence operation in 2011. The Company has also re-started its Datong plant in October of 2010 to address increased market demand which is expected to continue throughout the remainder of the year and grow in 2011.
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
Equipment
The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. U.S demand for the Company’s ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. Although equipment contract awards slowed during 2009, bid activity has improved in 2010. Backlog for the Equipment segment at September 30, 2010 is $39.2 million and includes the award of a major contract which is described below.

In January 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV technology to treat marine ballast water (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulation is scheduled to be phased in globally over a ten-year or more period beginning in 2010, and industry sources estimate that it will require treatment of ballast water from more than 40,000 vessels by 2020. Hyde Marine’s Hyde Guardian™ system (Guardian), which employs stacked disk and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency. Type Approval confirms compliance with the BWMC. This strategic acquisition has provided the Company immediate entry into a global, legislative-driven market with major long-term growth potential. During the third quarter of 2010, Hyde Marine, Inc. was awarded a $19.8 million contract for ballast water treatment systems that should begin to have a positive impact on revenue and income in 2011.
Consumer
The company believes that the slowing economy contributed to decreased demand for its PreZerve® products in 2009 which continued in 2010. During the third quarter of 2010, the Company also saw a decrease in its activated carbon cloth sales compared to the comparable 2009 period. The Company expects that during the fourth quarter of 2010 the sales will be at a comparable level as the similar 2009 period.
Critical Accounting Policies
There were no material changes to the Company’s critical accounting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the Company’s exposure to market risk from December 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010. These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting:
There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 to the unaudited interim Condensed Consolidated Financial Statements contained herein.
Item 1a. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2009.
Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number (or
				Approximate Dollar Value)
			Total Number of Shares	of Shares that May Yet be
			Purchased as Part of Publicly	Purchased Under the Plans or
	Total Number of	Average Price	Announced Repurchase Plans	Programs
Period	Shares Purchased (a)	Paid Per Share	or Programs	(b)

August 1 — August 31, 2010	616	$13.48	—	—
September 1 — September 30, 2010	609	$13.10	—	—
October 1 — October 31, 2010	243	$14.81	—	—

(a)	Calgon Carbon effectively purchased shares of Restricted Stock in connection with participant stock-for-tax withholding elections under Calgon Carbon’s Stock Option Plan (as amended and restated through February 14, 2006) and 2008 Equity Incentive Plan.

(b)	The repurchase of Restricted Stock was made pursuant to Calgon Carbon’s Stock Option Plan (as amended and restated through February 14, 2006) and 2008 Equity Incentive Plan and not pursuant to a stock repurchase plan or program.

Item 6. Exhibits

Exhibit No.	Description	Method of filing
10.1† †	Credit Agreement, dated May 8, 2009, by and among Calgon Carbon Corporation, as Borrower, Calgon Carbon Investments, Inc., BSC Columbus, LLC and CCC Columbus, LLC, as the Guarantors and First Commonwealth Bank, individually as the Lender, as Agent, Issuing Bank and Swing Loan Lender, Citizens Bank of Pennsylvania, as a Lender and First National Bank of Pennsylvania, as a Lender together with Schedules and Exhibits thereto	Filed herewith

10.2	First Amendment to Credit Agreement, dated November 30, 2009, by and among Calgon Carbon Corporation, as Borrower, Calgon Carbon Investments, Inc., BSC Columbus, LLC and CCC Columbus, LLC, as the Guarantors and First Commonwealth Bank, individually as the Lender, as Agent, Issuing Bank and Swing Loan Lender, Citizens Bank of Pennsylvania, as a Lender and First National Bank of Pennsylvania, as a Lender together with an Exhibit thereto	Filed herewith

10.3	Agreement and General Release by and between Calgon Carbon Corporation and Leroy M. Ball dated August 4, 2010	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 4, 2010.

††	Confidential treatment has been requested for portions of this Exhibit 10.1. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 5, 2010	/s/ Stevan R. Schott Stevan R. Schott
Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
10.1† †	Credit Agreement, dated May 8, 2009, by and among Calgon Carbon Corporation, as Borrower, Calgon Carbon Investments, Inc., BSC Columbus, LLC and CCC Columbus, LLC, as the Guarantors and First Commonwealth Bank, individually as the Lender, as Agent, Issuing Bank and Swing Loan Lender, Citizens Bank of Pennsylvania, as a Lender and First National Bank of Pennsylvania, as a Lender together with Schedules and Exhibits thereto	Filed herewith

10.2	First Amendment to Credit Agreement, dated November 30, 2009, by and among Calgon Carbon Corporation, as Borrower, Calgon Carbon Investments, Inc., BSC Columbus, LLC and CCC Columbus, LLC, as the Guarantors and First Commonwealth Bank, individually as the Lender, as Agent, Issuing Bank and Swing Loan Lender, Citizens Bank of Pennsylvania, as a Lender and First National Bank of Pennsylvania, as a Lender together with an Exhibit thereto	Filed herewith

10.3	Agreement and General Release by and between Calgon Carbon Corporation and Leroy M. Ball dated August 4, 2010	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 4, 2010.

††	Confidential treatment has been requested for portions of this Exhibit 10.1. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.