Form 10-K
period 2010-12-31
CALGON CARBON CORPORATION
filed 2011-02-25
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2010
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
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 11, 2011, there were outstanding 56,400,556 shares of Common Stock, par value of $0.01 per share.
The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 was $719,796,678. The closing price of the Company’s common stock on June 30, 2010, as reported on the New York Stock Exchange was $13.24.
The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s	III
Annual Meeting of Shareholders to be held on April 29, 2011

Forward-Looking Information Safe Harbor
This Annual Report contains historical information and forward-looking statements. Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain. Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are acquisitions, higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs. In the context of the forward-looking information provided in this Annual Report, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in this Annual Report. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.
In reviewing any agreements incorporated by reference in this Form 10-K, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representation and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

PART I
Item 1. Business:
The Company
Calgon Carbon Corporation (the “Company”) is a global leader in products, services, and solutions for purifying water and air. The Company has three reportable segments: Activated Carbon and Service, Equipment, and Consumer. Each reportable segment is a global profit center which makes and sells different products and services.
     The Activated Carbon and Service segment manufactures granular and powdered activated carbon for use in applications to primarily remove organic compounds from water, air, and other liquids and gases. The service aspect of the segment consists of reactivation and the leasing, monitoring and maintenance of carbon adsorption equipment (explained below). The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication, installation, and sale of equipment systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, ultraviolet light (“UV”), Ballast Water Treatment (“BWT”), and advanced ion exchange separation (“ISEP®”). The Consumer segment primarily consists of the manufacture and sale of carbon cloth.
     The Company was organized as a Delaware corporation in 1967.
Products and Services
The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation and concentration of liquids, gases and other media through its three business segments. The Activated Carbon and Service segment primarily consists of activated carbon products, field services, and reactivation. The Equipment segment designs and builds systems that include multiple technologies. The Consumer segment supplies activated carbon cloth for use in industrial and medical applications. For further information, refer to Note 18 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.
Activated Carbon and Service. The sale of activated carbon is the principle component of the Activated Carbon and Service business segment. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In adsorption, unwanted organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through.
     The primary raw material used in the production of the Company’s activated carbons is bituminous coal which is crushed, sized and then processed in low temperature kilns followed by high temperature furnaces. This heating process is known as “activation” and develops the pore structure of the carbon. Through adjustments in the activation process, pores of the required size and number for a particular purification application are developed. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of a number of factors enabling the Company to develop many special types of activated carbon available in several particle sizes. The Company also markets activated carbons from other raw materials, including coconut shell and wood.
     The Company produces and sells a broad range of activated, impregnated or acid washed carbons in granular, powdered or pellet form. Granular Activated Carbon (GAC) particles are irregular in shape and generally used in fixed filter beds for continuous flow purification processes. Powdered Activated Carbon (PAC) is carbon which has been pulverized into powder and is often used in batch purification processes, in municipal water treatment applications and for flue gas emissions control. Pelletized activated carbons are extruded particles, cylindrical in shape, and typically used for gas phase applications due to the low pressure drop, high mechanical strength and low dust content of the product.
     Another important component of the Activated Carbon and Service business segment are the optional services associated with supplying the Company’s products and systems required for purification, separation, concentration, taste and odor control. The Company offers a variety of treatment services at customer facilities including carbon supply, equipment leasing, installation and demobilization, transportation, and spent carbon reactivation. Other services include feasibility testing, process design, performance monitoring, and major maintenance of Company-owned equipment. The central component of the Company’s service business is reactivation of spent carbon and re-supply. In the reactivation process, the spent GAC is subjected to high temperature re-manufacturing conditions that destroy the adsorbed organics and assure the activated carbon is returned to usable quality. The Company is permitted to handle and reactivate spent carbons containing hazardous and non-hazardous organic compounds (see related discussion in Regulatory Matters).
     Calgon Carbon’s custom reactivation process for municipal drinking water treatment plants is specially tailored to meet the unique demands of the drinking water industry. Activated carbon reactivation for use in drinking water treatment facilities must adhere to requirements of the American Water Works Association (AWWA) standard B605. Perhaps the most important requirement of this standard is that a municipality/water provider must receive back their own activated carbon. Unlike industrial activated carbon reactivation practiced by a number of carbon companies, where carbons from different customers can be co-mingled and reactivated as a pool material, drinking water carbons must be kept carefully segregated. This means that a drinking water provider’s activated carbon should be kept separate not only from industrial customers’ carbons, but from other drinking water providers’ carbons as well, to avoid any potential cross-contamination. Calgon Carbon maintains the integrity of each drinking water provider’s carbon, and its potable reactivation facilities and procedures strictly adhere to AWWA B605. Calgon Carbon’s Blue Lake, California and Columbus, Ohio plants have received certification from NSF International under NSF/ANSI Standard 61: Drinking Water System Components — Health Effects for custom reactivated carbon for potable water applications. NSF International is an independent, not-for-profit organization committed to protecting and improving public health and the environment. Spent municipal potable carbon reactivated at the Blue Lake and Columbus plants will now be certified per NSF/ANSI Standard 61. NSF/ANSI Standard 61 is the nationally recognized measure to evaluate the health effects for components and materials which contact drinking water.
     The Company’s carbon reactivation is conducted at several locations throughout the world. Granular carbon reactivation is valuable to a customer for both environmental and economic reasons, allowing them to cost-effectively re-use carbon without having to purchase more expensive new carbon while protecting natural resources. The Company provides reactivation/recycling services in packages ranging from a fifty-five gallon drum to truckload quantities.
     Transportation services are offered via bulk activated carbon deliveries and spent carbon returns through the Company’s private fleet of trailers, capable of transporting both RCRA hazardous and non-hazardous material. The Company will arrange transportation for smaller volumes of activated carbon in appropriate containers and small returnable equipment through a network of less-than-truckload carriers.
     Purification services provided by the Company are used to improve the quality of water, food, chemical, pharmaceutical and petrochemical products. These services may be utilized in permanent installations or in temporary applications, and include pilot studies for new manufacturing processes or recovery of off-specification products.
     Sales from continuing operations for the Activated Carbon and Service segment were $427.7 million, $358.2 million, and $342.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Equipment. Along with providing activated carbon products, the Company has developed a portfolio of standardized, pre-engineered, adsorption systems—capable of treating liquid flows from 1 gpm to 1,400 gpm—which can be quickly delivered and easily installed at treatment sites. These self-contained adsorption systems are used for vapor phase applications such as volatile organic compound (VOC) control, air stripper off-gases, and landfill gas emissions. Liquid phase equipment systems are used for applications of potable water, process purification, wastewater treatment, groundwater remediation and de-chlorination. The Company also designs systems to solve unique treatment challenges, providing equipment for activated carbon, ion exchange resins, ultraviolet (UV) technologies, or ballast water treatment each of which can be used for the purification, separation and concentration of liquids or gases.
     The Company produces a wide range of odor control equipment which typically utilizes catalytic activated carbon to control odors at municipal wastewater treatment facilities and pumping stations. The Company’s variety of equipment systems treats the odors that emanate from municipal wastewater treatment facilities and the sewage collection systems that bring the waste to the treatment plant.
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
     More than 25 years ago, the Company introduced an advanced UV oxidation process to remediate contaminated groundwater. In 1998, the Company’s scientists invented a UV disinfection process that could be used to inactivate Cryptosporidium, Giardia and other similar pathogens in surface water, rendering them harmless to humans. The UV light alters the DNA of pathogens, killing them or making it impossible for the pathogens to reproduce and infect humans. In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications. The Company is a leader in the marketplace for innovative UV technologies with the Sentinel® line designed to protect municipal drinking water supplies from pathogens, the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection, and Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1,4-Dioxane, MTBE, and Vinyl Chloride in groundwater, process water and industrial wastewater.
     UV oxidation equipment can also be combined with activated carbon to provide effective solutions for taste and odor removal in municipal drinking water. Backed by years of experience and extensive research and development, the Company can recommend the best solution for taste and odor problems, whether using activated carbon, UV oxidation, or both. The Company also offers a low cost, non-chemical solution for quenching excess peroxide upon completion of the advanced oxidation processes.
     In January 2010, The Company purchased Hyde Marine Inc. More than a decade ago, Hyde Marine began developing a combination filtration/UV disinfection solution to fight the spread of aquatic invasive species. Invasion of non-native species via ballast water was described by authorities as one of the greatest threats to the world’s waterways.
     The Hyde GUARDIAN® System was developed as a totally chemical-free, International Maritime Organization (IMO) type approved, ballast water management solution. The system is designed to meet the needs of ship owners for an affordable, easy to install treatment system with low operating cost and proven reliability. The robust design includes an efficient, auto-backflushing filter which removes sediment and larger plankton, and a powerful UV disinfection system which destroys or inactivates the smaller organisms and bacteria. The combination of these technologies has proven both cost-effective and compliant.
     Sales from continuing operations for the Equipment segment were $46.0 million, $43.9 million, and $47.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Consumer. The primary product offered in the Consumer segment is carbon cloth. Carbon cloth, which is activated carbon in cloth form, is manufactured in the United Kingdom and sold to the medical, military, and specialty markets. First developed in the 1970’s, activated carbon cloth was originally used in military clothing and masks to protect wearers against nuclear, biological and chemical agents. Today, Zorflex Activated Carbon Cloth can be used in numerous additional applications, including sensor protection; filters for ostomy bags; wound dressings; conservation of artifacts; and, respiratory masks.
     Sales from continuing operations for the Consumer segment were $8.6 million, $9.8 million, and $10.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Markets
The Company participates in six primary areas: Potable Water, Industrial Process, Environmental Water, Environmental Air, Food, and Specialty Markets. Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process Market include catalysis, product recovery and purification of chemicals and pharmaceuticals, as well as process water treatment. The major sub segments for the two Environmental markets include wastewater treatment, water remediation, VOC removal from vapors, and mercury control in incinerator off-gas. Food applications include brewing, bottling and sweetener purification. Medical, personal protection (military and industrial), cigarette, automotive, consumer, and precious metals applications comprise the Specialty Market.
Potable Water Market. The Company sells activated carbons, equipment, custom reactivation, services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water to remove disinfection by-products and their precursors, pesticides and other dissolved organic and inorganic material to meet or exceed current regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to OEM, manufacturers of home water purification systems. Granular and powdered activated carbon products are sold in this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. Ion exchange resins are sold in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate in water. UV advanced oxidation and UV disinfection systems are sold for the destruction or inactivation of waterborne contaminants and organisms.
Industrial Process Market. The Company’s products used in industrial processing are used either for purification, separation or concentration of customers’ products in the manufacturing process. The Company sells a wide range of activated carbons to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, soda ash, antibiotics, and vitamins. Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid. Further, activated carbon is used in treatment of natural gas, and other high purity gases to remove unwanted contamination. The liquefied natural gas industry uses activated carbons to remove mercury compounds which would otherwise corrode process equipment. Activated carbons are also sold for gasoline vapor recovery equipment.
Environmental Water and Air Markets. Providing products used for wastewater treatment, the cleanup of contaminated groundwater, surface impoundments, and accidental spills comprises a significant need in this market. The Company provides carbon, services and carbon equipment for the applications as well as emergency and temporary cleanup services for public and private entities, utilizing both activated carbon adsorption and UV oxidation technologies.
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
     The Hyde Marine ballast water treatment system is a fully automated system that can be integrated into a ship’s ballast control system. The compact design can be skid mounted for new construction or can be modular for easy installation in crowded machinery spaces on existing vessels. The Hyde GUARDIAN® System is a complete ballast water management solution for cruise ships, cargo, and container ships, and military vessels.
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
Specialty Market. The Company is a major supplier of specialty activated carbons to manufacturers of gas masks supplied to the United States and European military as well as protective respirators and collective filters for first responders and private industry. The markets for collective filters for military equipment, indoor air quality and air containment in incineration and nuclear applications are also serviced.
     Other specialty applications using activated carbons include precious metals producers to recover gold and silver from low-grade ore, and cigarette manufacturers in charcoal filters. The Company’s activated carbon cloth product is used in medical and other specialty applications.
Sales and Marketing
For the U.S., the Company operates primarily through a direct sales force and maintains sales offices in Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Marlton, New Jersey. In some markets and technologies the Company also sells through agents and distributors. In Canada and in Latin America the Company maintains offices in Markham, Ontario; Sao Paulo, Brazil; and Mexico City, Mexico and sells primarily through agent/distributor relationships.
     In the Asia Pacific Region outside of Japan, the Company maintains offices in Singapore; Beijing, Hong Kong, and Shanghai, China, and Taipei, Taiwan and uses direct sales as well as agents and distributors to manage sales. In Japan, the Company operates through Calgon Carbon Japan, an 80% owned company with headquarters in Tokyo.
     In Europe, the Company has sales offices in Feluy, Belgium; Ashton-in-Makerfield, United Kingdom; Houghton le-Spring, United Kingdom; Beverungen, Germany; Gotheburg, Sweden and Kolding, Denmark, and operates through a direct sales force. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East and Africa.
     All offices can play a role in sales of products or services from any of the Company’s segments. Geographic sales information can be found in Note 18 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report. Also refer to Item 1A, Risk Factors.
     Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.
Backlog
The Company had a sales backlog of $33.5 million and $14.8 million as of January 31, 2011 and 2010, respectively, in the Equipment segment. The increase is primarily due to the 2010 award of a $19.8 million contract for ballast water treatment systems. The Company expects approximately half of this contract backlog to carryover into 2012 and 2013. The Company does not expect the remaining January 31, 2011 carryover balance into 2012 to be significant.
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
     Hyde Marine, Inc.’s ballast water treatment competition utilizing UV and filtration includes Panasia of Busan, Korea, Alfa Lavel Tumba AB of Sweden and Wartsila, of Finland in co-operation with Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation.
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
     The purchase of key equipment components and fabrications are coordinated through agreements with various suppliers for Hyde Marine, UV and the carbon equipment markets.
     The Company does not presently anticipate any significant problems in obtaining adequate supplies of its raw materials or equipment components.
Research and Development
The Company’s primary research and development activities are conducted at a research center in Pittsburgh, Pennsylvania with additional facilities in the United Kingdom and Japan. The Pittsburgh, PA facility is used for the evaluation of experimental activated carbon and equipment and application development. Experimental systems are also designed and evaluated at this location.
     The principal goals of the Company’s research program are to improve the Company’s position as a technological leader in solving customers’ problems with its products, services and equipment; develop new products and services; and provide technical support to customers and operations of the Company.
     The Company’s research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons. The Company has commercial sales of eight products for mercury removal from flue gas. Further improvements to the product has resulted in an improved carbon which results in a substantial reduction in carbon use rate compared to competitive carbons. In a related market area, the Company is working to expand the use of its carbon in desulfurization and de-nitrification of flue gas.
     The Company’s UV Technologies (UVT) Division performed numerous project specific advanced oxidation investigations and undertook several development projects in support of its acquisition of Hyde Marine, Inc. Additionally, the UVT Division received the ISO 9001:2008 accreditation from the registrar Det Norske Veritas (DNV) and the ANAB National Accreditation Board. The certification applies to the management system for the design, development, manufacture, delivery, installation, warranty support, and after market parts and service for UV water treatment and ballast water treatment systems.
     Research and development expenses were $7.5 million, $5.5 million, and $4.1 million in 2010, 2009, and 2008, respectively.
Patents and Trade Secrets
The Company possesses a substantial body of technical knowledge and trade secrets and owns 69 United States patent applications and/or patents as well as 274 patent applications and/or patents in other countries. The issued United States and foreign patents expire in various years from 2011 through 2032.
     The technology embodied in these patents, trade secrets, and technical knowledge applies to all phases of the Company’s business including production processes, product formulations, and application engineering. The Company considers this body of technology important to the conduct of its business.
Regulatory Matters
U.S. By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (“EPA”), Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (“KYDEP”) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (“NOV”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding EPA and KYDEP hazardous waste regulations. The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believes there were still significant violations of RCRA that are unresolved by the information in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with the EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken actions to address and remediate a number of the unresolved alleged violations. The Company believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved.
     On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company has requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste

Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the twelve month period ended December 31, 2010. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
     By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010, from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis which was answered by the Company. In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.
     The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has indicated that it is willing to work towards a comprehensive resolution of all the issues. The DOJ and EPA have informally indicated that such a comprehensive resolution may be possible depending upon the results of additional testing to be completed but that the agencies will expect significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved in response to the NOV or the CERCLA Notice. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not listed hazardous waste as has been determined by the KYDEP. The Company is conducting negotiations with the DOJ and EPA to attempt to settle the issues. The Company cannot predict with any certainty the probable outcome of this matter. The Company has accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

     In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requests that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy is removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it would be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to NYSDEC in October 2009. By letter dated December 31, 2009, NYSDEC disapproved the report. The bases for disapproval include concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. PRP Group representatives met several times with NYSDEC regarding revising the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. NYSDEC does not agree that the revised regulation applies to this site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant did additional cost-benefit analyses and further soil sampling. The results were provided to NYSDEC but they remain unwilling to revise the soil standards. Additionally, NYSDEC indicated that because the site is a former RCRA facility, soil excavated at the site would be deemed hazardous waste and would require offsite disposal. Conestoga Rovers Associates, the PRP Group’s consultant, estimates the soil remedy cost would increase from approximately $3.2 million to $6.1 million if all excavated soil had to be disposed offsite. Also, PRP Group representatives met with the Niagara Falls Water Board (“NFWB”) regarding continued use of the NFWB’s sewers and wastewater treatment plant to collect and treat contaminated ground water from the site. This would provide considerable cost savings over having to install a separate ground water collection and treatment system. The Board was receptive to the PRP Group’s proposal and work is progressing on a draft permit. In addition, the adjacent landowner has expressed interest in acquiring the site for expansion of its business.
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
     In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at December 31, 2010 and noncurrent other liabilities at December 31, 2009 in the Company’s consolidated balance sheet. At December 31, 2010 and December 31, 2009, the balance recorded was $3.9 million and $4.0 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $0.1 million of environmental remediation costs for the year ended December 31, 2010 and zero for the years ended December 31, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the determination of the final scope of work, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company had commissioned a more definitive environmental assessment to be performed during 2010 to better understand the extent of contamination and appropriate methodologies for remediation. The Company plans to begin remediation by the second quarter of 2011. This estimated time frame is based on the Company’s current knowledge of the contamination and may change after the conclusion of the more definitive environmental assessment.
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
Employee Relations
As of December 31, 2010, the Company employed 1,070 persons on a full-time basis, 786 of whom were salaried and non-union hourly production, office, supervisory and sales personnel. The United Steelworkers represent 250 hourly personnel in the United States. The current contracts with the United Steelworkers expire on July 31, 2011, at the Pittsburgh, PA facility, February 10, 2013 at the Columbus, Ohio facility and June 9, 2013 at the at the Company’s Catlettsburg, Kentucky facility. The 34 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2011. The Company also has hourly employees at three non-union United Kingdom facilities, four non-union United States facilities one each located in California and Mississippi and two in Pennsylvania, and at two non-union China facilities.
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
     We use bituminous coal as the main raw material in our activated carbon production process. We currently estimate that coal will represent approximately 38% of our granular virgin activated carbon product costs in 2011. We have various annual and multi-year contracts in place for the supply of coal that expire at various intervals from 2011 to 2015. Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, floods or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand. We use certain high quality metallurgical coal for many of our products. This coal is currently in high demand. Our inability to obtain high-quality coal at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse affect on our financial results. In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs. During 2010, our aggregate costs for coal increased by $2.3 million, or 8.9%, compared to 2009. Based upon the estimated usage of coal in 2011, a hypothetical 10% increase in the price of coal would result in $2.4 million of additional pre-tax expenses to us. We may not be able to pass through raw material price increases to our customers.
Delays in enactment of new state or federal regulations could restrict our ability to reach our strategic growth targets and lower our return on invested capital.
     Our strategic growth initiatives are reliant upon more restrictive environmental regulations being enacted for the purpose of making water and air cleaner and safer. Examples include regulation of mercury emissions, drinking water disinfection by-products, and ship ballast water. If stricter regulations are delayed or are not enacted or enacted but subsequently repealed or amended to be less strict, or enacted with prolonged phase-in periods, our sales growth targets could be adversely affected and our return on invested capital could be reduced.
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
     In March 2007, the International Trade Commission (the “ITC”) determined that these unfairly priced steam activated carbon imports from China caused material injury to the U.S. activated carbon industry. The affirmative decision by the

ITC triggered the imposition of significant anti-dumping duties in the form of cash deposits, ranging from 62% to 228%. The anti-dumping duties will be imposed for at least five years but are subject to periodic review within the time frame. The first review period began in April 2008 and covered the tariff period from October 2006 through March 2008. The results of this review indicated that the estimated anti-dumping duties originally imposed for this period were too high and have been substantially reduced. The results of the second review, covering the period from April 2008 through March 2009, were issued in November 2010 and resulted in further downward revisions to the dumping margins for most of the participating Chinese exporters. Reviews of annual periods subsequent to this period will begin in April of the year following the twelve month period then completed. The significant anti-dumping duties originally imposed by the DOC and the affirmative decision by the ITC has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. However, the anti-dumping duties, already substantially reduced by virtue of the DOC’s announced results for the first and second periods of review, could be further reduced or eliminated in the future which could adversely affect demand or pricing of our product.
Environmental compliance and remediation and potential climate change could result in substantially increased capital requirements and operating costs.
     Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties. Costs may be incurred in complying with such laws and regulations. Each of our domestic production facilities require permits and licenses issued by local, state and federal regulators which regulate air emissions, water discharges, and solid waste handling. These permits are subject to renewal and, in some circumstances, revocation. International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage. Additional costs may be incurred if environmental remediation measures are required. In addition, the discovery of contamination at any of our current or former sites or at locations at which we dispose of waste may expose us to cleanup obligations and other damages. For example, the Company has received Notices of Violations (“NOVs”) from the U.S. EPA and from the Kentucky Department of Environmental Protection. While the Company is attempting to resolve these matters, an unfavorable result could have a significant adverse impact on our results of operations and cash flows. If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters. Refer to Regulatory Matters within Item 1, Business for a more detailed discussion. In addition, there is currently vigorous debate over the effect of CO2 gas releases and the effect on climate change. Many of our activities create CO2 gases. Should legislation or regulation be enacted, it could have a material adverse effect upon our ability to expand our operations or perhaps continue to operate as we currently do.
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
     We have collective bargaining agreements in place at four production facilities covering approximately 27% of our full-time workforce as of December 31, 2010. Those collective bargaining agreements expire from 2011 through 2013. Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.
Our pension plans are currently underfunded, and we expect to be subject to significant increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.
     We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments. We contributed $12.6 million and $10.5 million to our U.S. Pension plans and $1.7 million and $1.8 million to our European pension plans in 2010 and 2009, respectively. We currently expect to contribute approximately $2.0 million to our U.S. pension plans to meet minimum funding requirements and $1.6 million to our European pension plans in 2011. Another economic downturn would negatively impact the fair value of our pension assets which could result in increased funding requirements of our pension plans. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.
     The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect. For example, an approximate 25-basis point decline in the funding target interest rate under Section 430 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required contributions to our U.S. pension plans by approximately $0.7 million to $1.3 million over the next three years.

     Our pension plans in the aggregate are underfunded by approximately $24 million as of December 31, 2010 (based on the actuarial assumptions used for Accounting Standards Codification (ASC) 715 “Compensation — Retirement Benefits,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law. Our U.S. pension plans, which were underfunded by approximately $12 million as of December 31, 2010, are subject to ERISA. In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination. In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital. Refer to Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.
Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.
     We have manufacturing facilities and sales offices in Europe, China, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow. Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures. Approximately 78% of our sales in 2010 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.
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
     We conduct significant business operations in several foreign countries. Of our 2010 net sales, approximately 46% were sales to countries other than the United States, and 2010 net sales denominated in non-U.S. dollars represented approximately 42% of our overall net sales. We conduct business in the local currencies of each of our foreign subsidiaries or affiliates. Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.
Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.
     Our Equipment segment represented approximately 10% of our 2010 net sales. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.
Declines in the operating performance of one of our business segments could result in an impairment of the segment’s goodwill.
     As of December 31, 2010, we had consolidated goodwill of approximately $26.9 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.
Our required capital expenditures may exceed estimates.
     Our capital expenditures were $47.2 million in 2010 and are forecasted to be approximately $85.0 million in 2011. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies. We may not have the capital to undertake the capital investments. If we are unable to do so, we may not be able to effectively compete.
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
     If recent political unrest in the Middle East continues or spreads, our operations and financial results could be adversely affected.
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
Item 1B. Unresolved Staff Comments:
None

Item 2. Properties:
The Company owns ten production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Feluy, Belgium; Grays, United Kingdom; Datong, China; and Suzhou, China. The Company leases one production facility in each of the following locations: Coraopolis, Pennsylvania; Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; Tianjin, China and North Tonawanda, New York. The Company’s 80% owned subsidiary Calgon Carbon Japan KK, owns one facility in Fukui, Fukui Prefecture, Japan. The Company owns two warehouses, one of which is in Pittsburgh, Pennsylvania and the other is in La Louviere, Belgium. The Company also leases 45 warehouses, service centers, and sales office facilities. Of these, twenty-nine are located in the United States, five in China, two each in Canada, the United Kingdom, and Denmark, and one each in Germany, Singapore, Taiwan, Sweden and Hong Kong. Five of the United States facilities are located in Pittsburgh, Pennsylvania and one each in the following locations: Downingtown, Pennsylvania; Rutland, Massachusetts; Rockdale, Illinois; Santa Fe Springs, California; Marlton, New Jersey; Stockton, California; Tempe, Arizona; Kenova, West Virginia; Ontario, California; Schenley, Pennsylvania; South Point, Ohio; Muncy, Pennsylvania; Steubenville, Ohio; Ironton, Ohio; Troutdale, Oregon; Port Bienville, Mississippi; Sulphur, Louisiana; Westlake, Ohio, and Wilmington, Delaware as well as two in Houston, Texas and three in Huntington, West Virginia. Two of the China facilities are located in each Shanghai and Tianjin and one in Beijing. The Canadian facilities are located in Markham and St. Catherines, Ontario. The United Kingdom facilities are located in Ashton-in-Makerfield and Penrith Cumbria. The facilities in Denmark are located in Copenhagen and Kolding. The Swedish facility is located in Gothenburg. The facility in Germany is located in Beverungen. The Taiwan facility is located in Taipei. The Company’s 80% owned subsidiary Calgon Carbon Japan KK, leases five offices, one each in Tokyo, Osaka, Okayama, Kitakiashu and Chiba. The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Company Ltd., leases one facility in Nakornrachasima, Thailand.
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
     The Coraopolis, Pennsylvania Engineered Solutions plant is a 44,000 square foot production facility located near Pittsburgh, Pennsylvania. The primary focus of this facility is the manufacture of UV, Ion Exchange (ISEP®) and Hyde GUARDIAN® equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment. This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV, ISEP® and Hyde GUARDIAN® systems.
     In 2009, the Company entered into a lease with the City of North Tonawanda, New York for use of an existing activated carbon reactivation furnace located at the city’s wastewater treatment facility. This unit is currently being renovated and retrofit for the Company to use for reactivating spent activated carbon from food grade and potable water system customers for the Activated Carbon and Service segment. It is expected to be operational by the first half of 2012.
     The Feluy plant occupies a site of approximately 38 acres located 30 miles south of Brussels, Belgium. Operations at the plant include both the reactivation of spent granular activated carbons and the grinding of granular activated carbons into powdered activated carbons for the Activated Carbon and Service segment.
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
     The Fukui, Fukui Prefecture, Japan plant is 80% owned by Calgon Carbon. The plant, which serves the Activated Carbon and Service segment, occupies a site of approximately six acres and has two production lines for carbon reactivation.
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
     The Suzhou, China plant is currently under construction. Upon completion, it will be a reactivation facility which will occupy approximately 44,930 square meters. It is currently expected to be operational by the fourth quarter of 2011.
     The Company believes that the plants and leased facilities are adequate and suitable for its current operating needs.

Item 3. Legal Proceedings:
     On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company was countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages. On December 21,

2010, the Company reached a settlement agreement with ADA-ES and paid ADA-ES $7.2 million in return for the satisfaction of the verdict. The Company recognized litigation expense of $6.7 million for the year ended December 31, 2010 and $250 thousand in each of the years ended December 31, 2009 and 2008 related to this matter in the Activated Carbon and Service segment.
     In 2002, the Company was sued by For Your Ease Only (“FYEO”). The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”). FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer. In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent. FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer. The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office. That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008. The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit. The Patent Trademark Office issued a re-examination certificate on August 25, 2009. The stay on litigation was lifted. In addition, in 2007, while litigation between FYEO and Calgon was stayed, FYEO obtained a default judgment against Mark Schneider and Product Concepts Company (which had a prior contractual relationship with the Company in connection with the jewelry box business). FYEO attempted to collect their default judgment against the Company. Thereafter, FYEO’s claim on the collection of the default judgment went to trial in 2009 and was rejected, in a determination that the Company had no continuing obligation to Schneider or Product Concepts. FYEO appealed that ruling, to the Seventh Circuit Court of Appeals. The Company and FYEO entered into a binding term sheet to settle these cases on December 31, 2010 for $4.3 million. The Company recognized litigation expense of $3.3 million for the year ended December 31, 2010 and $0.8 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. These litigation contingencies are recorded in the Consumer segment. Under the terms of the settlement, the Company has paid FYEO in January 2011. The Company has also agreed to liquidate its existing inventory and exit the anti-tarnish jewelry organizer business.
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

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:
Common Shares and Market Information
Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,262 registered shareholders at December 31, 2010.
Quarterly Common Stock Price Ranges and Dividends

	2010			2009
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend

First	17.59	12.21	—	16.79	12.00	—
Second	18.35	13.07	—	19.31	11.14	—
Third	14.64	11.75	—	16.77	10.93	—
Fourth	16.14	13.93	—	16.61	13.05	—

     The Company did not declare or pay any dividends in 2010 and 2009. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Agreement contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met.
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

Comparison of Five-Year Cumulative Total Return*
Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Group

Issuer Repurchases of Equity Securities

			Total Number of Shares	Maximum Number (or
			Purchased as Part of	Approximate Dollar Value)
			Publicly	of Shares that May Yet be
	Total Number of		Announced Repurchase	Purchased Under the Plans
	Shares Purchased	Average Price	Plans	or Programs
Period	(a)	Paid Per Share	or Programs	(b)

October 1 — October 31, 2010	243	$14.81	—	—
November 1 — November 30, 2010	176	15.39	—	—
December 1 — December 31, 2010	—	—	—	—

(a)	Calgon Carbon effectively purchased shares of Restricted Stock in connection with participant stock-for-tax withholding elections under Calgon Carbon’s Stock Option Plan (as amended and restated through February 14, 2006) and 2008 Equity Incentive Plan.

(b)	The repurchase of Restricted Stock was made pursuant to Calgon Carbon’s Stock Option Plan (as amended and restated through February 14, 2006) and 2008 Equity Incentive Plan and not pursuant to a stock repurchase plan or program.

Item 6. Selected Financial Data:
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Calgon Carbon Corporation

(Dollars in thousands except per share data)	2010(1)		2009(2)	2008(3)		2007		2006(6)

Income Statement Data:
Net sales	$482,341		$411,910	$400,270		$351,124		$316,122
Income (loss) from continuing operations	$34,850		$39,159	$28,840		$13,597		$(9,619)
Income (loss) from continuing operations per common share, basic	$0.62		$0.72	$0.65		$0.34		$(0.24)
Income (loss) from continuing operations per common share, diluted	$0.61		$0.69	$0.54		$0.27		$(0.24)
Cash dividends declared per common share	$—		$—	$—		$—		$—

Balance Sheet Data (at year end):
Total assets	$501,563		$425,718	$387,262		$342,577		$315,598
Long-term debt	$3,721	(7)	$—	$—	(4)	$12,925	(5)	$57,306

(1)	Includes a $2.7 million gain on acquisitions, $3.5 million of net earnings related to a reduction in valuation allowance associated with foreign tax credits, and a $12.0 million for litigation and other contingency charges. Refer to Notes 2,12, and 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(2)	Includes $4.8 million of net earnings related to a reduction of the valuation allowance associated with foreign tax credits and a $0.9 million, pre-tax, loss on debt extinguishment. Refer to Notes 7 and 12 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(3)	Includes the gain on AST Settlement of $9.3 million, pre-tax (Refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information) and a loss on debt extinguishment of $8.9 million, pre-tax.

(4)	Excludes $7.9 million of debt which is classified as current.

(5)	Excludes $48.0 million of debt which is classified as current.

(6)	Includes the gain from insurance settlement and the goodwill impairment charge of $8.1 million and $6.9 million, pre-tax, respectively.

(7)	Excludes $24.6 million of debt which is classified as current. Refer to Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview
The Company reported net income of $34.9 million or $0.61 per diluted share, as compared to net income of $39.2 million, or $0.69 per diluted share for 2009. Sales increased $70.4 million or 17.1% for 2010. The 2010 results were impacted by several significant events. During the first quarter of 2010, the Company acquired an activated carbon distributor and service provider in Denmark and Sweden (Zwicky), a manufacturer of systems that use ultraviolet light technology to treat marine ballast water (Hyde), and increased its ownership in its Japanese joint venture (Calgon Carbon Japan) from 49% to 80%. The Company also incurred a $12.0 million pre-tax charge in 2010 from litigation settlements and other contingencies.
     The Company’s traditional sales remained strong as volume in its Activated Carbon and Service segment increased by approximately 13% from 2009. Backlog in the Equipment segment showed significant growth primarily as a result of the award of a major contract for ballast water treatment systems of $19.8 million. However, net sales less cost of products sold in 2010 decreased by one percentage point from 2009 primarily as a result of the increased ownership in Calgon Carbon Japan (CCJ). The Company began reflecting the results of CCJ on a consolidated basis in April 2010. This entity is primarily a distributor of activated carbon and, as such, it generally experiences margins lower than the Company’s average.
     During 2010, the Company once again made substantial investments in its property, plant and equipment. Capital expenditures in 2010 totaled $47.2 million which included the capacity expansion at the Company’s Feluy, Belgium facility which is currently expected to be operational in the second quarter of 2011.

Results of Operations
2010 Versus 2009
Consolidated net sales increased $70.4 million or 17.1% in 2010 as compared to 2009. The total negative impact of foreign currency translation on consolidated net sales was $3.2 million.
     Net sales for the Activated Carbon and Service segment increased $69.5 million or 19.4% from 2009. The increase was primarily related to the 2010 acquisitions which contributed $40.0 million. Also contributing to the increase was stronger demand in the Environmental Air Treatment market of $16.7 million related to the sale of products used to remove mercury from flue gas of coal-fired power plants in the U.S. Demand also increased in the Potable Water, Specialty Carbon, and Industrial Process markets by $9.8 million, $5.2 million, and $3.2 million, respectively. Partially offsetting the increase was a decline in demand in the Food market, primarily in Europe, of $2.8 million. Foreign currency translation had a negative impact of $3.2 million. Sales in the Equipment segment increased approximately $2.1 million or 4.8% from 2009. The increase was principally due to revenue recognition of ballast water treatment systems of $5.0 million related to the 2010 acquisition of Hyde Marine, Inc. Partially offsetting this increase was a decline in sales of traditional carbon adsorption equipment. Foreign currency translation was comparable versus 2009. Sales for the Consumer segment decreased by $1.2 million or 12.0% from 2009 which was primarily due to the decrease in demand for activated carbon cloth. Foreign currency was comparable versus 2009.
     Net sales less cost of products sold, as a percent of net sales, was 34.3% in 2010 compared to 35.3% in 2009. The 1.0 percentage point decrease was primarily in the Activated Carbon and Service segment which was adversely impacted by lower margins from the CCJ acquisition as previously mentioned. Both the Equipment and Consumer segments were comparable to 2009. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.
     Depreciation and amortization increased by $4.0 million or 21.8% in 2010 as compared to 2009. The 2010 acquisitions contributed approximately $1.4 million of this increase and $2.6 million related primarily to increased depreciation related to the significant capital improvements at the Company’s Catlettsburg, Kentucky plant that were placed into service during 2009.
     Selling, general and administrative expenses increased by $10.3 million or 15.3% in 2010 as compared to 2009. The increase was principally due to the addition of the acquisitions of $9.8 million. Partially offsetting these costs was a reduction in legal expense related to anti-dumping duties on steam activated carbon from China. On a segment basis, selling, general and administrative expenses increased in 2010 by approximately $6.3 million in the Activated Carbon and Service segment and $3.1 million for the Equipment segment which were both primarily related to the 2010 acquisitions. Selling, general and administrative expenses for the Consumer segment was comparable versus 2009.
     Research and development expenses increased by $2.0 million or 36.7% as compared to 2009. The increase was primarily due to an increase in testing services related to mercury removal from flue gas of $0.8 million and $1.2 million related to the additional research and development activities acquired from its additional interest in CCJ.
     The charge from litigation and other contingencies increased $11.0 million versus 2009 which includes $6.7 million and $3.3 million related to legal settlements with ADA-ES and FYEO, respectively, as well as environmental contingencies of $2.0 million (Refer to additional discussion in Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
     Interest income and expense were comparable in 2010 versus 2009.
     As a result of the acquisition of Hyde and CCJ, which are more fully described within Note 2 to the consolidated financial statements included in Item 8, the Company recorded a gain of $2.7 million in 2010.
     The loss on extinguishment of debt of $0.9 million in 2009 was due to the final conversion of the remaining $6.0 million of Senior Convertible Notes (Notes).

     Other expense — net decreased in 2010 versus 2009 by $1.7 million or 54.8% primarily due to foreign exchange losses of $0.8 million that occurred in 2009 related to unhedged positions and the 2009 write-off of $0.8 million of financing fees related to the Company’s prior credit facility which was replaced in 2009.
     The provision for income taxes for 2010 was $13.2 million as compared to $11.8 million in 2009. The effective tax rate for the year ended December 31, 2010 was 27.5% compared to 23.7% for the year ended December 31, 2009. The Company’s 2010 tax rate was reduced from the U.S. statutory rate by 7.3% related primarily to the reversal of $3.4 million of valuation allowances on foreign tax credits. The Company experienced a 9.7% rate reduction in 2009 also caused by a reversal of a valuation allowance on foreign tax credits. The 2010 tax rate increased 2.5% over the 2009 effective tax rate because of non-deductible transaction costs and a reduced domestic manufacturing deduction.
     The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that it is more likely than not that it will utilize all of its deferred tax assets. As of December 31, 2010, the Company believes that it should fully recognize the tax benefits related to its foreign tax credits. Therefore, the Company reversed a $3.4 million valuation allowance it previously recorded against its carry forward foreign tax credits. The Company used prior year foreign tax credits on its 2008 and 2009 tax returns and estimates the use of foreign tax credits on its 2010 U.S. Federal income tax return. Additionally, the Company’s acquisitions of Hyde and additional interest in CCJ are expected to provide the Company with additional revenue streams that are expected to contribute to the utilization of its remaining foreign tax credits.
     Equity in income of equity investments decreased $1.2 million in 2010 versus 2009 due to the 2010 acquisition of a controlling interest in the Company’s joint venture in Japan whereby its financial results have been incorporated on a consolidated basis (Refer to Note 2 to the consolidated financial statements included in Item 8).
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
     Selling, general and administrative expenses increased by $3.4 million or 5.3% in 2009 as compared to 2008. The increase was principally due to employee related costs of $2.5 million and acquisition due diligence costs of approximately $1.0 million (refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report). On a segment basis, selling, general and administrative expenses increased in 2009 by approximately $4.3 million in the Activated Carbon and Service segment which was primarily related to the aforementioned employee related, acquisition, and legal costs. Selling, general and administrative expenses for the Equipment segment was comparable to 2008 and decreased slightly for the Consumer segment by $0.3 million as compared to 2008.
     Research and development expenses increased by $1.4 million or 33.1% as compared to 2008. The increase was primarily due to an increase in testing services related to mercury removal from flue gas.
     The charge from litigation and other contingencies increased $0.7 million versus 2008 which related to the legal matter with FYEO (Refer to the additional discussion within Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
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
     Other expense — net increased in 2009 versus 2008 by $0.8 million or 37.5% primarily due to the write-off of $0.8 million of financing fees related to the Company’s prior credit facility which was replaced in 2009.
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
     Equity in income of equity investments increased $0.4 million in 2009 versus 2008. The increase was principally due to increased pricing on carbon products as well as a large volume municipal carbon fill that occurred in early 2009 both related to the Company’s joint venture.

Discontinued Operations:
Income from discontinued operations of $2.8 million in 2008 was as a result of the final adjustment to the contingent consideration received from the sale of the Company’s Charcoal/Liquid business that was sold in the first quarter of 2006 (Refer to Note 20 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).
Working Capital and Liquidity
Cash flows provided by operating activities were $33.8 million for the year ended December 31, 2010 as compared to $79.1 million for the year ended December 31, 2009. The $45.3 million decrease was primarily due to unfavorable working capital changes, principally related to accounts receivable, inventory, and other current assets. Accounts receivable increased $9.5 million in 2010 as a result of the higher sales volume whereas accounts receivable declined $2.2 million in 2009 due to improved cash collections. Inventory increased $3.2 million which included $1.7 million of increased raw materials as a result of the October 2010 re-start of the Datong facility as well as increased finished goods inventories whereas it declined $10.7 million in 2009 as a result of inventory control measures in Europe and the U.S. as well as the reduction of outsourced carbon products. Other current assets increased $6.9 million primarily related to prepaid taxes whereas they declined $6.0 million in 2009.
     The Company recorded purchase of businesses, net of cash, of $2.1 million related to the acquisitions made during the year ended December 31, 2010
     The Company had $28.4 million of outstanding debt at December 31, 2010 that relates to borrowings under the Japanese Credit Facility and Term Loan which are a result of the increased ownership of the joint venture in Japan (Refer to Notes 2 and 7 to the Condensed Consolidated Financial Statements included in Item 8).The Company did not have outstanding debt at December 31 2009. During 2009, the Company repaid its Mississippi Industrial Revenue bonds and China credit facility of $2.9 million and $1.6 million, respectively. The non-cash exchange of the remaining $6.0 million of Notes, primarily for the Company’s common stock, also occurred during the year ended December 31, 2009.
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
     During the period of August 20, 2008 through November 10, 2008, the Company converted and exchanged $69.0 million of the Notes for cash of $11.0 million and approximately 13.0 million shares of its common stock. A pre-tax loss of $8.9 million was recorded on these extinguishments during the year ended December 31, 2008. During the third quarter of 2009, the Company exchanged, for approximately 1.2 million shares of its common stock, the remaining $6.0 million of Notes. A pre-tax loss of $0.9 million was recorded on this extinguishment related primarily to the outstanding discount and deferred financing fees of the Notes upon conversion. As of December 31, 2009 all Notes had been converted.
Credit Facility
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the prior credit facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheet as of December 31, 2009. No cash collateral was deposited at December 31, 2010. The Company was in compliance with all applicable financial covenants and other restrictions under the prior credit facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the prior credit facility.
     The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at December 31, 2010 was $92.7 million, after considering outstanding letters of credit.
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
     The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of December 31, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.
     The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of December 31, 2010 and 2009, there are no outstanding borrowings under the Revolving Credit Facility.
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
     The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of December 31, 2010 and 2009, respectively.
Japanese Loans and Credit Facility
On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month Tokyo Interbank Offered Rate (“TIBOR”)

plus 0.675%. The interest rate per annum as of December 31, 2010 was 1.015%. Total borrowings outstanding under the Japanese Credit Facility were 240.5 million Japanese Yen or $2.9 million at December 31, 2010 and are shown as short-term debt within the consolidated balance sheet.
     CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31, 2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 260.0 million Japanese Yen or $3.2 million is recorded as current and 302.0 million Japanese Yen or $3.7 million is recorded as long-term debt within the consolidated balance sheet at December 31, 2010. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 0.825% per annum at December 31, 2010. This loan matures on March 31, 2011 and is renewable annually, by mutual consent, for a nominal fee. Total borrowings outstanding under the Japanese Working Capital Loan were 1.5 billion Japanese Yen or $18.5 million at December 31, 2010 and are shown as short-term debt within the consolidated balance sheet presented.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. At December 31, 2010, the weighted average effective interest rate was 1.13% and the current portion of long-term borrowings totaled $3.2 million and long-term borrowings totaled $3.7 million. The Company is also required to make minimum funding contributions to its pension plans which are estimated at $3.6 million for the year ended December 31, 2011. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2010.

	Due In
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Short-term debt	$21,442	$—	$—	$—	$—	$—	$21,442
Current portion of long-term debt	3,203	—	—	—	—	—	3,203
Long-term debt	—	2,957	764	—	—	—	3,721
Interest	277	33	9	—	—	—	319
Operating leases	7,566	6,342	5,324	4,722	2,505	2,848	29,307
Unconditional purchase obligations*	29,488	14,763	4,454	2,397	2,397	—	53,499

Total contractual cash obligations	$61,976	$24,095	$10,551	$7,119	$4,902	$2,848	$111,491

*	Primarily for the purchase of raw materials, transportation, and information systems services.
     The long-term tax payable of $12.6 million, pertaining to the tax liability related to the accounting for uncertainty in income taxes, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.
     The Company does not have any special-purpose entities.
     The Company maintains qualified defined benefit pension plans (the “Qualified Plans”), which cover substantially all non-union and certain union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $2.8 million and $5.1 million for the years ended December 31, 2010 and 2009, respectively. The Company expects its 2011 pension expense to be $4.5 million.
     The fair value of the Company’s Qualified Plan assets has increased from $87.5 million at December 31, 2009 to $106.4 million at December 31, 2010. The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to defined benefit pension plans which began in 2008. During the year ended December 31, 2010, the Company funded its Qualified Plans with $14.3 million in contributions of which $11.0 million was made voluntarily by the Company. The Company expects that it will be required to fund the Qualified Plans with approximately $3.6 million in contributions for the year ending December 31, 2011. The

Company may make additional contributions to its Qualified Plans in 2011 beyond the required funding. Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.
     The Company did not declare or pay any dividends in 2010. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities. The Company’s Credit Agreement contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements except for the operating leases disclosed above as well as the indemnities and guarantees disclosed in Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.
Capital Expenditures and Investments
Capital expenditures were $47.2 million in 2010, $48.3 million in 2009, and $33.0 million in 2008. Expenditures for 2010 primarily included $36.3 million for improvements to manufacturing facilities including approximately $15.2 million related to the capacity expansion at the Feluy, Belgium facility, $3.6 million for customer capital, and $2.2 million for improvements to information systems. Expenditures for 2009 primarily included $40.0 million for improvements to manufacturing facilities including approximately $8.4 million of improvements related to the 2009 re-start of a previously idled production line, $15.2 million related to a new pulverization facility, and $3.5 million for customer capital. Expenditures for 2008 primarily included $29.3 million for improvements to manufacturing facilities including approximately $13.0 million related to the planned 2009 re-start of a previously idled production line, $3.0 million for customer capital, and $1.8 million related to improvements to information systems. Capital expenditures for 2011 are projected to be approximately $85.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.
     Proceeds for sales of property, plant and equipment were not significant in 2010 or 2009.
     The Company currently expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months. The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a stand alone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s Revolving Credit Facility, Japanese Working Capital Loan, or other credit facilities. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows, cash on hand, and borrowings will adequately support each of the segments cash needs.
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
     The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2010 and 2009, respectively. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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
     On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Company’s appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the Chinese respondents. A redetermination by the Commerce Department is expected by April 2011.
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

     On November 17, 2010, the Commerce Department announced the results of its review of the tariff period beginning April 1, 2008 through March 31, 2009 (period of review (POR II). Since the Company was not involved in this review our deposit rates did not change from the rate of 14.51% established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59% but will be collected on a $0.127 per pound basis.
     On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon Tianjin claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing was challenged by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon Tianjin. The Company is currently assembling information and data needed to comply with the POR III review requirements. During the POR III period, the Company continued to make tariff deposits at the 14.51% rate.
     The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received during 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2011 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, although the exact amount is impossible to determine.
     For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million. As noted above, the Company’s tariff deposits made during POR II are fixed and not subject to change. For the period April 1, 2009 through March 31, 2010 (POR III), a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates in effect for the period would result in an additional payment or refund of $0.1 million based on deposits made during this period. For the period April 1, 2010 through March 31, 2011 (POR IV), the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates would not be significant.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with guidance within Accounting Standards Codification (ASC) 350 “Intangibles — Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.
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
     The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives. In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by ASC 360, “Property, Plant, and Equipment.”
Pensions
The Company maintains Qualified Plans which cover substantially all non-union and certain union employees in the United States and Europe. Pension expense, which totaled $2.8 million in 2010 and $5.2 million in 2009, is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on our Qualified Plans’ assets, which range from 6.32% to 8.00%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. The Company also considered historical returns on asset classes, investment mix, and investment manager performance. The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of 67.0% with equity managers, 32.0% with fixed-income managers, and 1.0% with other investments. The European Qualified Plans’ assets are based on an asset allocation assumption of 30.0% with equity managers, 56.0% with fixed-income managers, and 14.0% with other investments. The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company continues to believe that the range of 6.32% to 8.00% is a reasonable long-term rate of return on its Qualified Plans assets. The

Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.
     The discount rate that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from a range of 5.51% to 6.08% at December 31, 2009 to a range of 5.51% to 5.75% at December 31, 2010. The Company estimates that its pension expense for the Qualified Plans will approximate $4.5 million in 2011. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.
A sensitivity analysis of the projected incremental effect of a hypothetical one percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Dollars in thousands)	(1%)	1%	(1%)	1%

Discount rate
Pension liabilities at December 31, 2010	$12,744	$(11,212)	$6,624	$(5,212)
Pension costs for the year ended December 31, 2010	$748	$(712)	$128	$(137)

Indexation
Pension liabilities at December 31, 2010	$—	$—	$(678)	$744
Pension costs for the year ended December 31, 2010	$—	$—	$(33)	$37

Expected return on plan assets
Pension costs for the year ended December 31, 2010	$637	$(637)	$194	$(193)

Compensation
Pension liabilities at December 31, 2010	$(788)	$802	$(677)	$742
Pension costs for the year ended December 31, 2010	$(165)	$165	$(189)	$175

Income Taxes
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in determining the Company’s annual effective tax rate and in evaluating tax positions. The Company utilizes guidance within ASC 740 regarding the accounting for uncertainty in income taxes. This guidance contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
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
     The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits. As of December 31, 2010, the Company had recorded total deferred tax assets of $42.3 million, of which $12.9 million represents tax benefits resulting from unused foreign tax credits as well as NOLs and state tax credits. The foreign tax credits of $9.2 million can be carried forward 10 years and expire from 2015 through 2017. State operating loss carryforwards of $1.6 million, net, expire from 2015 to 2030 of which approximately 82% will not expire before 2020.

     The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that a valuation allowance is no longer necessary. Because of recent acquisitions and the use, or forecasted usage, of prior year foreign tax credit carryovers on three consecutive U.S. tax returns, the Company believes that it is more likely than not that it will utilize its foreign tax credit carryovers.
     Approximately 70% of the Company’s deferred tax assets, or $29.4 million, represent temporary differences associated with pensions, accruals, and inventories. Approximately 80% of the Company’s deferred tax liabilities of $27.3 million at December 31, 2010 relate to property, plant and equipment. These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting. The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.
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
New Accounting Pronouncements
Pronouncements issued by the Financial Accounting Standards Board (the “FASB”) or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.
Outlook
Activated Carbon and Service
The Company believes activated carbon and service sales volume for 2011 will continue to show improvement over 2010. The 2010 year volume compared favorably to the Company’s benchmark year of 2008. Sales volume growth in 2011 is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulation; a full year of sales from the Calgon Carbon Japan subsidiary in which the Company acquired a controlling interest as of March 31, 2010; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; and, other factors discussed below.
     Most of the markets that the Company serves strengthened in 2010 due to the improved economy. Of special note was the potable water market which benefited from an increase in consumer and commercial demand, as well as a U.S.

Federal mandate for the prevention/removal of disinfection by-products from drinking water. Sales to the environmental air market in the U.S. increased due to state regulations requiring removal of mercury from coal-fired power plant flue gas. The Company believes that growth in these markets will continue as companies continue to comply with these environmental regulations.
     While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009, current trends do not indicate signs of pricing pressure, and the Company expects that this will remain the case in 2011. The Company completed a thorough market evaluation and assessment of pricing during the third quarter of 2010 and, as a result, instituted global price increases effective November 1, 2010. The Company expects to begin seeing the impact on its financial results sometime during the first quarter of 2011. Because of existing contracts, outstanding bids and other factors, it typically takes twelve months for the full effect of the price increase to be realized.
     During 2009, in addition to the April restart of the previously idled B-line at the Catlettsburg, Kentucky facility, the Company also further invested at this site in a new pulverization facility which is capable of converting 90 million pounds of feedstock to PAC. The pulverization facility commenced operation during the fourth quarter of 2009 and reduced the Company’s reliance on third-party grinding. During 2010, the Company also made significant research and development expenditures for second generation products aimed at significantly reducing the amount of PAC required for mercury removal as compared to competitive products. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The Company’s sales of PAC for mercury removal grew 81% in 2010 compared to the previous year. The current U.S. driver of sales to owners of coal-fired power plants is state regulations as we await action by the EPA. The EPA does have regulations in effect for cement manufacturers and we are also awaiting EPA regulations for industrial boilers and gold mining. The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. Currently, the EPA has indicated that it plans to issue proposed mercury emission standards for coal-fired power plants by March 2011 that would then be finalized by November 2011. The Company currently estimates that annual, total demand for mercury removal could be as high as 220 million pounds in 2011 and 2012; and, 500 to 750 million pounds by 2015.
     The need for municipal drinking water utilities to comply with the Environmental Protection Agency’s Stage 2 Disinfection By-Product (DBP) Rule is yet another growth driver for the Company. DBP’s are compounds that form when natural decaying organic chemicals present in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States by as much as 100 million pounds by 2015. The Company’s reactivation facilities in California and Ohio received certification from NSF (National Science Foundation) International during 2010. This certification verifies that the reactivated carbon is safe for reuse in municipal water treatment applications. In 2010, custom reactivated carbon accounted for 13% of the Company’s municipal water revenue.
     Driven by these market forces, the Company currently plans to make significant capital expenditures in 2011 which are currently projected to be approximately $85 million. The Company is investing in a reactivation capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. The Belgium expansion is expected to be on-line in the second quarter of 2011 while the China service facility is scheduled to commence operation during the fourth quarter of 2011. The site in the northeast United States is not currently scheduled to begin operating until the first half of 2012. The Company has also re-started its Datong plant in October of 2010. This plant, which produces virgin carbon, has an annual capacity of approximately 22 million pounds.
     In addition to these initiatives, the Company plans to continue increasing its presence throughout the world. In March 2010, the Company acquired a controlling interest in its joint venture in Japan with full ownership expected in March 2011 (Refer to Note 2 to the consolidated financial statements included in Item 8). This acquisition will increase the Company’s capabilities in the world’s second largest geographical market by country for activated carbon. In Europe, the Company acquired Zwicky Denmark and Sweden, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon, in January 2010 (Refer to Note 2 to the consolidated financial statements included in Item 8). This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served. In 2011, the Company will look to begin expanding its operations in both Mexico and South America.
Equipment
The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. U.S demand for the Company’s ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. The Company estimates the total global market for this application to be $125 million by 2015. Equipment bid activity improved in 2010. Backlog for the Equipment segment as of January 31, 2011 is $33.5 million and includes the award of a major contract which is described below.
     In January 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV technology to treat marine ballast water (Refer to Note 2 to the Condensed Consolidated Financial Statements included in Item 8). In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC. As of December 31, 2010, the BWMC had been signed by 27 countries representing approximately 25% of the world’s gross tonnage. The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The total ballast water treatment market is expected to exceed $15 billion. The U.S. Coast Guard is now working with the U.S. EPA to prepare its own regulations which are expected to be similar to the IMO convention.
     Hyde Marine’s Hyde Guardian® system (Guardian), which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency. Type Approval confirms compliance with the BWMC. This strategic acquisition has provided the Company immediate entry into a global, legislative-driven market with major long-term growth potential. Since its acquisition, Hyde Marine has obtained orders for more than 80 systems. One contract awarded during the third quarter of 2010, was for ballast water treatment systems totaling $19.8 million that will begin to have a positive impact on revenue and income in 2011.
Consumer
     The Company believes that the slowing economy contributed to decreased demand for its Consumer products in 2010. As a result of a legal settlement with FYEO (Refer to Note 16 to the consolidated financial statements included in Item 8), the Company is exiting the PreZerve® product line. During 2010, the Company also saw a decrease in its activated carbon cloth sales compared to 2009. The Company expects that 2011 sales for its carbon cloth will be at a higher level as compared to 2010.
Environmental Compliance
     As set forth under Item 1 “Regulatory Matters” and Note 16 to the consolidated financial statements included in Item 8, the Company is involved in negotiations with the EPA and DOJ with respect to the resolution of various alleged environmental violations. If the negotiations result in an agreement by the Company to undertake process modifications and/or remediation at the Company’s Catlettsburg, Kentucky facility, significant costs and/or capital expenditures, perhaps in excess of $10.0 million, may be required. While the Company believes it will have adequate liquidity to pay such costs and expenditures, doing so may adversely affect the Company’s pursuit of its strategic growth plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:
Commodity Price Risk
In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products. Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly. Based on the estimated 2011 usage of coal and natural gas, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in the pre-tax loss (or gain) of $2.3 million and $0.5 million, respectively.
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
Interest Rate Risk
The Company’s net exposure to interest rate risk consists primarily of borrowings under its Japanese borrowing arrangements described within Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report. The Company’s Japanese Credit Facility and Japanese loan agreements bear interest at rates that are benchmarked to Japan short-term floating rate interest rates or a three-month TIBOR rate plus 0.675%. At December 31, 2010, the Company had $28.4 million of borrowings under the various Japanese credit agreements. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under its Credit Agreement would not result in a material change to interest expense based upon fiscal 2010 average borrowings.
Foreign Currency Exchange Risk
The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars. The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures. A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Chinese Yuan, Japanese Yen, and Euro at December 31, 2010 would result in a pre-tax loss (or gain) of approximately $2.0 million. The foreign currency forward exchange contracts purchased during 2010 have been accounted for according to Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”

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
     During fiscal year 2010, the Company acquired a controlling interest in Calgon Carbon Japan KK (CCJ). For purposes of Management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2010, we have elected to exclude CCJ from the scope of management’s assessment as permitted by guidance provided by the U.S. Securities and Exchange Commission. The acquisition resulting in 80% ownership of this business was completed by us on March 31, 2010. CCJ represents approximately 11% of our consolidated assets at December 31, 2010 and contributed approximately 10% of total sales and 2% of net income for the year ended December 31, 2010. This acquired business will be included in management’s annual report on the effectiveness of the Company’s internal controls over financial reporting in fiscal year 2011.
     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness. Based on this evaluation, management believes that, as of December 31, 2010, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.
     The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears on the next page.
Changes in Internal Control
There have been no changes to our internal control over financial reporting, other than the above mentioned acquisition, that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania
We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included in the accompanying Report of Management, management excluded from its assessment the internal control over financial reporting at Calgon Carbon Japan KK, which was acquired on March 31, 2010 and whose financial statements constitute 11% of total assets, 10% of total sales, and 2% of total net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Calgon Carbon Japan KK. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 25, 2011

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 25, 2011

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2010	2009	2008

Net sales	$478,899	$398,430	$390,066
Net sales to related parties	3,442	13,480	10,204

Total	482,341	411,910	400,270

Cost of products sold (excluding depreciation)	316,884	266,597	266,885
Depreciation and amortization	22,082	18,130	16,674
Selling, general and administrative expenses	77,557	67,294	63,899
Research and development expenses	7,514	5,495	4,129
Litigation and other contingencies (Note 16)	12,000	961	250
Gain on AST settlement (Note 16)	—	—	(9,250)

	436,037	358,477	342,587

Income from operations	46,304	53,433	57,683

Interest income	352	459	1,504
Interest expense	(29)	(286)	(6,024)
Loss on debt extinguishment	—	(899)	(8,918)
Gain on acquisitions (Note 2)	2,666	—	—
Other expense — net	(1,395)	(3,089)	(2,247)

Income from continuing operations before income taxes and equity in income of equity investments	47,898	49,618	41,998
Income tax provision (Note 12)	13,160	11,754	14,012

Income from continuing operations before equity in income of equity investments	34,738	37,864	27,986
Equity in income of equity investments, net	112	1,295	854

Income from continuing operations	34,850	39,159	28,840
Income from discontinued operations, net	—	—	2,793

Net income	34,850	39,159	31,633

Other comprehensive (loss) income, net of tax provision (benefit) of $210, $1,028 and ($9,507), respectively	(3,068)	5,444	(23,458)

Comprehensive income	$31,782	$44,603	$8,175

Basic income from continuing operations per common share	$.62	$.72	$.65
Income from discontinued operations per common share	$—	$—	$.06

Basic net income per common share	$.62	$.72	$.71

Diluted income from continuing operations per common share	$.61	$.69	$.54
Income from discontinued operations per common share	$—	$—	$.05

Diluted net income per common share	$.61	$.69	$.59

Weighted average shares outstanding, in thousands
Basic	55,867	54,757	44,679
Diluted	56,742	56,529	53,385

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Calgon Carbon Corporation

	December 31
(Dollars in thousands except per share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$33,992	$38,029
Restricted cash	1,173	5,556
Receivables, net of allowance for losses of $1,743 and $1,971	94,354	61,716
Receivables from related parties	—	2,588
Revenue recognized in excess of billings on uncompleted contracts	7,461	5,963
Inventories	101,693	84,587
Deferred income taxes — current	19,668	15,935
Other current assets	13,707	7,471

Total current assets	272,048	221,845
Property, plant and equipment, net	186,834	155,100
Equity investments	212	10,969
Intangibles, net	8,615	4,744
Goodwill	26,910	26,934
Deferred income taxes — long-term	2,387	2,601
Other assets	4,557	3,525

Total assets	$501,563	$425,718

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$65,921	$44,821
Billings in excess of revenue recognized on uncompleted contracts	2,971	4,522
Payroll and benefits payable	10,978	9,509
Accrued income taxes	659	3,169
Short-term debt	21,442	—
Current portion of long-term debt	3,203	—

Total current liabilities	105,174	62,021

Long-term debt	3,721	—
Deferred income taxes — long-term	6,979	189
Accrued pension and other liabilities	42,451	56,422

Total liabilities	158,325	118,632

Redeemable non-controlling interest (Note 2)	274	—

Commitments and contingencies (Notes 8 and 16)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 58,989,578 and 58,553,617 shares issued	590	586
Additional paid-in capital	169,284	164,236
Retained earnings	208,015	173,165
Accumulated other comprehensive loss	(4,074)	(1,006)

	373,815	336,981
Treasury stock, at cost, 3,070,720 and 3,006,037 shares	(30,851)	(29,895)

Total shareholders’ equity	342,964	307,086

Total liabilities and shareholders’ equity	$501,563	$425,718

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Cash flows from operating activities
Net income	$34,850	$39,159	$31,633
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 2)	(2,666)	—	—
Gain from divestiture	—	—	(4,353)
Depreciation and amortization	22,082	18,130	16,674
Equity in income from equity investments	(112)	(1,295)	(854)
Distributions received from equity investments	—	1,407	526
Employee benefit plan provisions	2,789	5,060	2,063
Write-off of prior credit facility fees (Note 7)	—	827	—
Amortization of convertible notes discount	—	218	2,949
Loss on extinguishment of convertible notes	—	719	8,462
Stock-based compensation	2,463	2,398	2,884
Excess tax benefit from stock-based compensation	(553)	(928)	(2,578)
Deferred income tax expense (benefit)	4,823	2,370	(742)
Changes in assets and liabilities — net of effects from foreign exchange:
(Increase) decrease in receivables	(9,548)	2,158	(9,975)
(Increase) decrease in inventories	(3,163)	10,707	(14,931)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(6,936)	6,034	(2,074)
Increase in accounts payable and accrued liabilities	2,877	3,062	2,610
Pension contributions	(14,302)	(12,307)	(6,215)
Other items — net	1,208	1,346	(509)

Net cash provided by operating activities	33,812	79,065	25,570

Cash flows from investing activities
Purchase of businesses — net of cash (Note 2)	(2,103)	—	—
Property, plant and equipment expenditures	(47,190)	(48,281)	(33,006)
Disposals of property, plant and equipment	478	—	910
Cash pledged for collateral	(910)	(13,079)	—
Cash released from collateral	5,293	7,523	—

Net cash used in investing activities	(44,432)	(53,837)	(32,096)

Cash flows from financing activities
Revolving credit facility borrowings	58,313	37,500	—
Revolving credit facility repayments	(53,251)	(37,500)	—
Reductions of debt obligations	(1,982)	(4,530)	(11,000)
Treasury stock purchased	(956)	(1,280)	(1,191)
Common stock issued	2,035	957	5,120
Excess tax benefit from stock-based compensation	553	928	2,578
Other	—	(1,208)	(456)

Net cash provided by (used in) financing activities	4,712	(5,133)	(4,949)

Effect of exchange rate changes on cash	1,871	1,184	(2,079)

(Decrease) increase in cash and cash equivalents	(4,037)	21,279	(13,554)
Cash and cash equivalents, beginning of year	38,029	16,750	30,304

Cash and cash equivalents, end of year	$33,992	$38,029	$16,750

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive		Treasury Stock
(Dollars in thousands)	Issued	Shares	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2007	43,044,318	$430	$88,670	$102,473	$17,008	$208,581	2,827,301	$(27,424)	$181,157

2008
Net income	—	—	—	31,633	—	31,633	—	—	31,633
Translation adjustments, net of tax of $0.8 million	—	—	—	—	(4,744)	(4,744)	—	—	(4,744)
Unrecognized gain on derivatives, net of tax of $0.3 million	—	—	—	—	(755)	(755)	—	—	(755)
Employee benefit plans, net of tax of $(10.6) million	—	—	—	—	(17,959)	(17,959)	—	—	(17,959)
Employee and director stock plans	950,689	10	10,794	—	—	10,804	—	—	10,804
Conversion of Notes	12,966,290	130	54,302	—	—	54,432	—	—	54,432
Treasury stock purchased	—	—	—	—	—	—	74,963	(1,191)	(1,191)
Other	—	—	—	(100)	—	(100)	—	—	(100)
Balance, December 31, 2008	56,961,297	$570	$153,766	$134,006	$(6,450)	$281,892	2,902,264	$(28,615)	$253,277

2009
Net income	—	—	—	39,159	—	39,159	—	—	39,159
Translation adjustments, net of tax of $(0.3) million	—	—	—	—	3,526	3,526	—	—	3,526
Unrecognized loss on derivatives, net of tax of $(0.8) million	—	—	—	—	(1,265)	(1,265)	—	—	(1,265)
Employee benefit plans, net of tax of $2.1 million (Refer to Note 11)	—	—	—	—	3,183	3,183	—	—	3,183
Employee and director stock plans	415,850	4	4,579	—	—	4,583	—	—	4,583
Conversion of Notes (Refer to Note 7)	1,176,470	12	5,891	—	—	5,903	—	—	5,903
Treasury stock purchased	—	—	—	—	—	—	103,773	(1,280)	(1,280)
Balance, December 31, 2009	58,553,617	$586	$164,236	$173,165	($1,006)	$336,981	3,006,037	($29,895)	$307,086

2010
Net income	—	—	—	34,850	—	34,850	—	—	34,850
Translation adjustments, net of tax of $0.4 million	—	—	—	—	(3,594)	(3,594)	—	—	(3,594)
Unrecognized loss on derivatives, net of tax of $0.1 million	—	—	—	—	573	573	—	—	573
Employee benefit plans, net of tax of $(0.3) million (Refer to Note 11)	—	—	—	—	(47)	(47)	—	—	(47)
Employee and director stock plans	435,961	4	5,048	—	—	5,052	—	—	5,052
Treasury stock purchased	—	—	—	—	—	—	64,683	(956)	(956)
Balance, December 31, 2010	58,989,578	$590	$169,284	$208,015	($4,074)	$373,815	3,070,720	($30,851)	$342,964
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Calgon Carbon Corporation
1. Summary of Accounting Policies
Operations
Calgon Carbon Corporation (the “Company”) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams. The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer. Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment relies on activated carbon as a base material, while the Equipment segment relies on a variety of methods and materials which involve other products in addition to activated carbon. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services. The Company’s largest markets are in the United States, Europe, and Japan. The Company also has markets in Africa, Canada, India, Latin America, and Asia.
Principles of Consolidation
The consolidated financial statements include the accounts of Calgon Carbon Corporation and its wholly owned subsidiaries, Chemviron Carbon GmbH, Calgon Carbon Canada, Inc., Chemviron Carbon Ltd., Calgon Carbon Investments, Inc., Solarchem Environmental Systems, Inc., Charcoal Cloth (International) Ltd., Charcoal Cloth Ltd., Advanced Separation Technologies Inc., Calgon Carbon (Tianjin) Co. Ltd., Datong Carbon Corporation, Calgon Carbon (Suzhou) Co., Ltd., Calgon Carbon Asia PTE Ltd., Calgon Carbon Hong Kong Ltd., Waterlink (UK) Holdings Ltd., Sutcliffe Croftshaw Ltd., Sutcliffe Speakman Ltd., Sutcliffe Speakman Carbons Ltd., Lakeland Processing Ltd., Sutcliffe Speakmanco 5 Ltd., Chemviron Carbon ApS, Chemviron Carbon AB, Hyde Marine, Inc., BSC Columbus, LLC, CCC Columbus, LLC, and CCC Distribution, LLC. The consolidated financial statements also include the accounts of Calgon Carbon Japan KK which is owned 80% by the Company. The Company also has a 20% ownership interest in a company with C. Gigantic Carbon Company named Calgon Carbon (Thailand) Company Ltd. which is accounted for in the Company’s financial statements under the equity method. Intercompany accounts and transactions have been eliminated. Certain of the Company’s international operations in Europe are owned directly by the Company and are operated as branches.
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
Revenue Recognition
Revenue and related costs are recognized when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable and collection is reasonably assured. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage-of-completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage-of-completion method; however, due to uncertainties inherent in the estimation process, it is possible that actual project costs at completion could vary from estimates. The principal components of cost include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The amount of allowance recorded is primarily based upon a periodic review of specific customer transactions that remain outstanding at least three months beyond their respective due dates.
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
     The Company utilizes guidance within ASC 740 “Income Taxes” regarding the accounting for uncertainty in income taxes. This guidance prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. According to this guidance, the evaluation of a tax position is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. The benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more-likely-than-not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
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
Labor Agreements
Collective bargaining agreements cover approximately 27% of the Company’s labor force at December 31, 2010 that expire on July 31, 2011; June 9, 2013; and February 10, 2013.
Stock-Based Compensation
The Company applies ASC 718, “Compensation — Stock Compensation.” In accordance with guidance within ASC 718, compensation expense for stock options is recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. The initial grant date fair value of performance stock awards is determined using a Monte Carlo simulation model and is expensed on a straight-line basis over the three-year performance period. The Company’s stock-based compensation plans are more fully described in Note 10.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk with its largest customer receivable comprising approximately 8% of the total receivables as of December 31, 2010.
Concentration of Deposit Risk
From time to time, the Company has cash deposited with financial institutions in excess of federally insured limits. As of December 31, 2010, the Company has approximately $17.3 million of total cash deposits with two U.S. financial institutions which is in excess of federally insured limits.
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

Fair Value of Financial Instruments Excluding Derivative Instruments
The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximates their carrying value because of the short-term maturity of the instruments.
New Accounting Pronouncements
Pronouncements issued by the Financial Accounting Standards Board (the “FASB”) or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.
Reclassification
Certain prior year amounts have been reclassified from selling, general, and administrative expenses to litigation and other contingencies within the consolidated statement of income and comprehensive income to conform to the 2010 presentation.
2. Acquisitions
Zwicky Denmark and Sweden (Zwicky) and Hyde Marine, Inc. (Hyde)
On January 4, 2010, the Company acquired two Zwicky businesses. The Company acquired substantially all of the assets of Zwicky AS (Denmark) and acquired 100% of the outstanding shares of capital stock of Zwicky AB (Sweden). These companies are distributors of activated carbon products and providers of services associated with the reactivation of activated carbon and, subsequent to acquisition, their results are included in the Company’s Activated Carbon and Service segment. As a result of the Zwicky acquisitions, the Company has increased its presence in Northern Europe.
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
     The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million. The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.3 million which is included in the gain on acquisitions in the Company’s statement of income. The Company recorded an estimated earnout liability of $0.6 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation. This liability, which the Company evaluates and adjusts at the end of each reporting period, is recorded in accrued pension and other liabilities within the consolidated balance sheet.
Calgon Mitsubishi Chemical Corporation (CMCC)
On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%. The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million. Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ). CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million, subject to working capital and other adjustments related to indemnification claims which are currently estimated to reduce the final payment by $2.1 million, to $0.3 million. The increased ownership and control triples the Company’s sales revenue in Asia and adds to its workforce and infrastructure in Japan, the world’s second largest activated carbon market. The consolidated results of CCJ are reflected in the Company’s Activated Carbon and Service segment.
     The acquisition date fair value of the Company’s former 49% equity interest in CMCC was approximately $9.8 million. To date, the Company has recorded a pre-tax gain of $2.4 million related to this acquisition. The gain resulted from the remeasurement of the Company’s equity interest to fair value as well as the fair value of assets acquired less liabilities assumed exceeding the purchase price.
     The preliminary purchase price allocations and resulting impact on the corresponding consolidated balance sheet relating to these acquisitions is as follows:

(Dollars in thousands)

Assets
Cash	$708
Receivables	19,511
Inventories	14,625
Property, plant and equipment, net	7,606
Intangibles, net*	5,374
Other current assets	2,530
Other assets	546

Total assets	$50,900

Liabilities
Accounts payable	$(10,660)
Short-term debt	(14,777)
Current portion of long-term debt	(2,569)
Long-term debt	(5,160)
Accrued pension and other liabilities	(3,993)

Total liabilities	$(37,159)

Redeemable non-controlling interest	(274)

Net assets	$13,467

Cash paid for acquisitions	$2,812

*	Weighted amortization period of 8.9 years.
Subsequent to their acquisition and excluding the related gains of $2.7 million recorded at March 31, 2010, these entities have contributed the following to the Company’s consolidated operating results for the year ended December 31, 2010:

Year Ended
(Dollars in thousands)	December 31, 2010

Revenue	$57,041
Net loss	$(444)
     The aggregate purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective estimated acquisition date fair values. The purchase price allocations for CCJ is preliminary and is based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes that the information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the CCJ purchase price allocation. Such information includes asset valuations related primarily to intangible assets and property, plant and equipment, which are necessary to finalize the purchase price allocation. The fair values reflected above related to intangible assets and property, plant and equipment may be adjusted upon the final valuations and such adjustments could be significant. The Company expects to finalize the valuations and complete the purchase price allocation for CCJ as soon as possible but no later than one year from the acquisition date.

Pro Forma Information (Unaudited)
The operating results of the acquired companies have been included in the Company’s consolidated financial statements from the dates each were acquired. The following unaudited pro forma results of operations assume that the acquisitions had been included for the full periods indicated. Such results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of operations.

	December 31
(Dollars in thousands)	2010	2009

Net sales	$499,547	$474,680
Net income	$34,035	$39,469
Net income per common share
Basic	$0.61	$0.72
Diluted	$0.60	$0.70

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
     The results for the year ended December 31, 2010 exclude approximately $2.7 million of gains associated with the acquisitions.
3. Inventories

	December 31
(Dollars in thousands)	2010	2009

Raw materials	$24,178	$22,657
Finished goods	77,515	61,930

Total	$101,693	$84,587

     Inventories are recorded net of reserves of $1.3 million and $1.5 million for obsolete and slow-moving items at December 31, 2010 and 2009, respectively.
4. Property, Plant and Equipment

	December 31
(Dollars in thousands)	2010	2009

Land and improvements	$21,573	$12,999
Buildings	40,667	33,376
Machinery, equipment and customer capital	367,964	368,695
Computer hardware and software	19,014	18,368
Furniture and vehicles	8,637	8,029
Construction-in-progress	35,048	15,798

	492,903	457,265
Less accumulated depreciation	(306,069)	(302,165)

Net	$186,834	$155,100

     Depreciation expense for the years ended December 31, 2010, 2009, and 2008 totaled $20.1 million, $16.9 million, and $15.1 million, respectively.
     Repair and maintenance expenses were $15.4 million, $11.5 million, and $8.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

5. Goodwill and Other Identifiable Intangible Assets
The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year. For purposes of the test, the Company has identified reporting units, as defined within ASC 350, at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.
     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009 are as follows:

	Activated
	Carbon and	Equipment	Consumer
(Dollars in thousands)	Service Segment	Segment	Segment	Total

Balance as of January 1, 2009	$19,963	$6,317	$60	$26,340
Foreign currency translation	342	252	—	594

Balance as of December 31, 2009	20,305	6,569	60	26,934
Foreign currency translation	(122)	98	—	(24)

Balance as of December 31, 2010	$20,183	$6,667	$60	$26,910

     The following is a summary of the Company’s identifiable intangible assets as of December 31, 2010 and 2009, respectively:

	December 31, 2010
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount

Amortized intangible assets:
Patents	15.4 Years	$1,369	$—	$(1,128)	$241
Customer Relationships	16.0 Years	10,450	(239)	(7,138)	3,073
Product Certification	5.4 Years	5,327	—	(2,116)	3,211
Unpatented Technology	20.0 Years	2,875	—	(1,848)	1,027
Licenses	20.0 Years	964	151	(52)	1,063

Total	14.0 Years	$20,985	$(88)	$(12,282)	$8,615

	December 31, 2009
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount

Amortized intangible assets:
Patents	15.4 Years	$1,369	$—	$(1,047)	$322
Customer Relationships	17.0 Years	9,323	(182)	(6,399)	2,742
Product Certification	7.9 Years	1,682	—	(1,192)	490
Unpatented Technology	20.0 Years	2,875	—	(1,685)	1,190

Total	16.0 Years	$15,249	$(182)	$(10,323)	$4,744

     For the years ended December 31, 2010, 2009 and 2008, the Company recognized $2.0 million, $1.3 million, and $1.5 million respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:	(Dollars in thousands)

2011	$1,675
2012	1,485
2013	1,410
2014	1,310
2015	716

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
     Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
(Dollars in thousands)	2010	2009	2008

Beginning Balance	$1,140	$1,095	$1,123
Payments and replacement product	(272)	(500)	(471)
Additions to warranty reserve for warranties issued during the period	480	571	524
Change in the warranty reserve for pre-existing warranties	(8)	(26)	(81)

Ending Balance	$1,340	$1,140	$1,095

7. Borrowing Arrangements
Short-Term Debt

	December 31
(Dollars in thousands)	2010	2009

Borrowings under Japanese Credit Facility	$2,962	$—
Borrowings under Japanese Working Capital Loan	18,480	—

Total	21,442	—

Long-Term Debt

	December 31
(Dollars in thousands)	2010	2009

Borrowings under Japanese Term Loan	$6,924	$—
Less current portion of long-term debt	3,203	—

Net	$3,721	$—

5.00% Convertible Senior Notes
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
     In accordance with guidance within ASC 470-20, the debt discount of $21.9 million was being amortized over the period from August 18, 2006 (the issuance date) to June 15, 2011 (the first put date on the Notes). The effective interest rate for all periods on the liability component was approximately 13.8%. The Company also incurred original issuance costs of $0.4 million which had been deferred and were being amortized over the same period as the discount. For the years ended December 31, 2009 and 2008, the Company recorded interest expense of $0.2 million and $5.7 million, respectively, related to the Notes, of which $0.1 million and $3.0 million related to the amortization of the discount and $0.1 million and $2.7 million related to contractual coupon interest.

Credit Facility
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. Concurrent with the closing under the Credit Agreement, the Company terminated and paid in full its obligations under the prior credit facility. The Company provided cash collateral to the former agent bank for the remaining exposure related to outstanding letters of credit and certain derivative obligations. The cash collateral is shown as restricted cash within the consolidated balance sheet as of December 31, 2009. No cash collateral was deposited at December 31, 2010. The Company was in compliance with all applicable financial covenants and other restrictions under the Prior Credit Facility as of the effective date of its termination and in May 2009, wrote off deferred costs of approximately $0.8 million, pre-tax, related to the prior credit facility.
     The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is conditioned upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at December 31, 2010 was $92.7 million, after considering outstanding letters of credit.
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
     The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio as set forth in the First Amendment. The interest rate per annum as of December 31, 2010 using option (i) above would have been 3.25% if any borrowings were outstanding.
     The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of December 31, 2010 and 2009, there are no outstanding borrowings under the Revolving Credit Facility.
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
     The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of December 31, 2010 and 2009, respectively.
Belgian Loan and Credit Facility
On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euro, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which has yet to occur. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist and the Company had no outstanding borrowings under the Belgian Loan as of December 31, 2010 and 2009.
     The Company also maintains a Belgian credit facility totaling 1.5 million Euro which is secured by cash collateral of 750 thousand Euro. The cash collateral is shown as restricted cash within the consolidated balance sheet as of December 31, 2010. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2010 and December 31, 2009, respectively. Bank guarantees of 1.2 million Euros were issued as of December 31, 2010.
United Kingdom Credit Facility
The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. This credit facility is secured with a U.S. bank guarantee. Bank guarantees of 0.4 million British Pounds Sterling were issued as of December 31, 2010.
Chinese Credit Facility
The Company previously maintained a Chinese credit facility totaling 11.0 million RMB or $1.6 million which was secured by a U.S. letter of credit. The credit facility was fully repaid in June 2009 and was closed.
Japanese Loans and Credit Facility
On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This credit facility is unsecured and matures on March 31, 2011. Calgon Carbon Corporation provided a formal guarantee for up to eighty percent (80%) of all of the indebtedness of CCJ in its capacity as the borrower under the Japanese Credit Facility. The interest rate on amounts owed under the Japanese Credit Facility is based on a three-month Tokyo Interbank Offered Rate (“TIBOR”) plus 0.675%. The interest rate per annum as of December 31, 2010 was 1.015%. Total borrowings outstanding under the Japanese Credit Facility were 240.5 million Japanese Yen or $2.9 million at December 31, 2010 and are shown as short-term debt within the consolidated balance sheet.
     CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at March 31, 2010. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 260.0 million Japanese Yen or $3.2 million is recorded as current and 302.0 million Japanese Yen or $3.7 million is recorded as long-term debt within the consolidated balance sheet at December 31, 2010. The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 0.825% per annum at December 31, 2010. This loan matures on March 31, 2011 and is renewable annually, by mutual consent, for a nominal fee. Total borrowings outstanding under the Japanese Working Capital Loan were 1.5 billion Japanese Yen or $18.5 million at December 31, 2010 and are shown as short-term debt within the consolidated balance sheet presented.
Fair Value of Debt
At December 31, 2010, the Company had $28.4 million of borrowings under various Japanese credit agreements described above. The recorded amounts are based on prime rates, and accordingly, the carrying value of these obligations approximate their fair value.
Maturities of Long-Term Debt
The Company is obligated to make principal payments on debt outstanding at December 31, 2010 of $3.2 million in 2011, $3.0 million in 2012 and $0.7 million in 2013.
Interest Expense
The Company’s interest expense for the years ended December 31, 2010, 2009, and 2008 totaled $29 thousand, $0.3 million, and $6.0 million, respectively. These amounts are net of interest costs capitalized of $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.
8. Commitments
The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $7.6 million in 2011, $6.3 million in 2012, $5.3 million in 2013, $4.7 million in 2014, $2.5 million in 2015 and $2.8 million thereafter. Total rental expense on all operating leases was $8.9 million, $8.1 million, and $7.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.
     The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Dollars in thousands)	2010	2009	2008

Raw and other materials	$35,417	$34,104	$31,837
Transportation	7,663	6,853	5,733
Information systems and services	3,903	2,951	2,663

Total payments	$46,983	$43,908	$40,233

     Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter

Raw and other materials	$25,516	$10,791	$1,794	$—	$—	$—
Transportation	1,575	1,575	263	—	—	—
Information systems and services	2,397	2,397	2,397	2,397	2,397	—

Total contractual cash obligations	$29,488	$14,763	$4,454	$2,397	$2,397	$—

9. Shareholders’ Equity
The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of December 31, 2010, 11,300 shares have been purchased under this stock buy back program.
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
10. Stock Compensation Plans
At December 31, 2010, the Company had one stock-based compensation plan that was adopted in 2008 and is described below. The former Employee and Non-Employee Directors’ Stock Option Plans were terminated and superceded by the 2008 Equity Incentive Plan, however, they both had stock-based awards outstanding as of December 31, 2010 and 2009.
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
Employee Stock Option Plan
The Employee Stock Option Plan for officers and other key employees of the Company permitted grants of stock options, restricted shares or restricted performance shares for up to 8,238,640 shares of the Company’s common stock. Stock options may be “nonstatutory” or “incentive” with a purchase price of not less than 100% of the fair market value on the date of the grant. Stock appreciation rights were permitted to be granted at date of option grant or at any later date during the term of the option. “Incentive” stock options granted since 1986 become exercisable no less than six months after the date of grant and are no longer exercisable after the expiration of ten years from the date of the grant.

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
Stock-Based Compensation Expense
In accordance with the guidance within ASC 718 “Compensation — Stock Compensation”, compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by the Company using the Black-Scholes model and the assumptions listed below:

	Year Ended December 31
	2010	2009	2008

Average grant date exercise price per share of unvested option awards	$15.47	$15.57	$14.41
Dividend yield	.00%	.00%	.00%
Expected volatility	44%	35-44%	35%
Risk-free interest rates	2.40%	1.99-2.76%	2.76%
Expected lives of options	6 years	3-6 years	3-6 years
Average grant date fair value per share of unvested option awards	$6.91	$6.55	$5.64

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
Stock Option Activity
The following tables show a summary of the status and activity of stock options for the year ended December 31, 2010:
Employee:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at beginning of year	1,180,868	$7.87
Granted	73,613	15.39
Exercised	(269,300)	7.04
Forfeited	(9,968)	15.42
Expired	(9,869)	16.46

Outstanding at December 31, 2010	965,344	$8.50	4.29	$6,501

Exercisable at December 31, 2010	864,689	$7.69	3.76	$6,477

Exercisable and expected to vest at December 31, 2010	965,344	$8.50	4.29	$6,501

     The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2010, 2009, and 2008 was $6.90 per share, $6.45 per share, and $6.76 per share or $0.5 million, $0.6 million, and $0.5 million, respectively. The total grant date fair value of options vested during the years ended December 31, 2010, 2009, and 2008 was $6.60 per share, $5.08 per share, and $3.15 per share, or $0.5 million, $0.4 million, and $0.3 million, respectively.

Non-Employee Directors:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at beginning of year	99,772	$6.92
Granted	—	—
Exercised	(16,750)	8.25
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2010	83,022	$6.65	4.42	$661

Exercisable at December 31, 2010	83,022	$6.65	4.42	$661

     The total grant date fair value of options vested during the year ended December 31, 2008 was $5.31 per share or $11 thousand.
     During the years ended December 31, 2010, 2009, and 2008 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $1.8 million, $0.8 million, and $8.8 million, respectively. The total amount of cash received from the exercise of options was $2.0 million, $1.0 million, and $5.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively.
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
     Additionally, performance stock awards, based on Total Shareholder Performance (“TSR”), vest subject to the satisfaction of performance goals, at the end of a three-year performance period. The number of performance stock awards that are scheduled to vest is a function of TSR. Under the terms of the TSR performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank. The actual award payout is determined by multiplying the target award by the performance factor percentage based upon the Company’s percentile ranking and can vest at between zero and 200 percent of the target award. During the years ended December 31, 2010 and 2009, the TSR performance stock awards that were granted in 2007 and 2006, respectively, vested and were awarded at 200 percent of the target award, based on the Company’s satisfaction of performance goals during the preceding three-year period, with 107,900 and 128,800 shares of common stock issued, respectively. In addition, the TSR performance stock award that was granted in 2008 vested and was awarded in February 2011 at 97 percent of the target award, based on the Company’s satisfaction of performance goals during the preceding three-year period, with 16,781 shares of common stock issued. The initial grant date fair value of the TSR performance stock is determined using a Monte Carlo simulation model. The grant date fair value is expensed on a straight-line basis over the three-year performance period. The following significant assumptions were used:

	Year Ended December 31
	2010	2009	2008

Dividend yield	.00%	.00%	.00%
Expected volatility	70.1%	52-53%	35-37%
Risk-free interest rates	1.38%	1.47-1.78%	2.10-3.52%
Performance period	3 years	3 years	3 years

     The following table shows a summary of the employee TSR performance stock awards outstanding as of December 31, 2010:

	Fair Value	Minimum	Target	Maximum
TSR Performance Period	(in thousands)	Shares	Shares	Shares

2008 — 2010	$467	—	17,300	34,600
2009 — 2011	504	—	18,800	37,600
2010 — 2012	392	—	15,410	30,820

     The following table shows a summary of the status and activity of employee and non-employee directors’ nonvested stock awards for the year ended December 31, 2010:

		Weighted-		Weighted-
		Average		Average
		Grant Date	TSR	Grant Date
	Restricted	Fair Value	Performance	Fair Value
	Stock Awards	(per share)	Stock Awards (a)	(per share)

Nonvested at January 1, 2010	211,304	$14.50	96,650	$19.54
Granted	114,842	16.21	18,066	25.45
Vested	(106,700)	13.38	(53,950)	13.71
Forfeited	(11,498)	14.77	(9,256)	26.48

Nonvested at December 31, 2010	207,948	$16.00	51,510	$26.46

(a)	The number of shares shown for the performance stock awards is based on the target number of share awards.
     The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009, and 2008 was $16.21 per share, $15.08 per share, and $17.24 per share or $1.9 million, $1.8 million, and $1.6 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009, and 2008 was $1.4 million, $1.6 million, and $1.4 million, respectively.
     The weighted-average grant date fair value of performance stock awards granted during the years ended December 31, 2010, 2009, and 2008 was $25.45 per share, $26.83 per share, and $26.97 per share or $0.5 million, $0.7 million, and $0.6 million, respectively. The total fair value of performance stock awards vested during the years ended December 31, 2010, 2009, and 2008 was $0.7 million, $0.8 million, and $0.6 million, respectively.
     Compensation expense related to all stock-based compensation totaled $2.5 million, $2.4 million, and $2.9 million for the years ended December 31, 2010, 2009, and 2008 and was recognized as a component of selling, general and administrative expense.
     As of December 31, 2010, there was $2.9 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately 1.7 years.

11. Pensions
The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all its pension plans.
     For all U.S. plans, at December 31, 2010, and 2009 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.
     For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2010 and the funded status as of December 31 for both years:

(Dollars in thousands)	2010	2009

Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$87,132	$81,323
Service cost	869	768
Interest cost	4,882	4,791
Actuarial loss	5,972	3,956
Benefits paid	(3,400)	(3,706)

Projected benefit obligations at December 31	95,455	87,132

Change in Plan Assets
Fair value of plan assets at January 1	65,708	47,219
Actual return on plan assets	8,636	11,715
Employer contributions	12,595	10,480
Benefits paid	(3,400)	(3,706)

Fair value of plan assets at December 31	83,539	65,708

Funded status at December 31	$(11,916)	$(21,424)

Amounts recognized in the Balance Sheets:
Current liability — Accrued benefit cost	$(82)	$(82)
Noncurrent liability — Accrued benefit cost	(11,834)	(21,342)

Net amount recognized	$(11,916)	$(21,424)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2010	2009

Accumulated prior service cost	$313	$430
Accumulated net actuarial loss	27,007	25,461

Net amount recognized, before tax effect	$27,320	$25,891

     The accumulated benefit obligation at December 31, 2010 and 2009 was $90.3 million and $82.3 million, respectively.
     For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2010	2009

Weighted average actuarial assumptions at December 31:
Discount rate	5.26%	5.79%
Rate of increase in compensation levels	4.00%	4.00%

     The following table sets forth the fair values of the Company’s U.S. pension plans assets as of December 31, 2010:

(Dollars in thousands)	Fair Value Measurements at December 31, 2010

		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash Equivalents	$1,011	$1,011	$—	$—
Equities
Large Cap (a)	21,115	21,115	—	—
Mid Cap (b)	9,308	9,308	—	—
Small Cap Mutual Fund (c)	5,618	—	5,618	—
Microcap Mutual Fund (d)	5,012	5,012	—	—
International Mutual Fund (e)	14,587	14,587	—	—
Fixed Income
Core Fixed Fund Mutual Fund (f)	23,743	23,743	—	—
Emerging Markets Debt Mutual Fund (g)	3,145	3,145	—	—

Total	$83,539	$77,921	$5,618	$—

(a)	This category consists of Growth and Value strategies investing primarily in the common stock of large capitalization companies located in the United States. Growth oriented strategies seek companies within the Russell 1000 Growth Universe with above average earnings, growth, and revenue expectations. Value oriented strategies seek companies within the Russell 1000 Value Universe that are undervalued relative to their intrinsic value. These strategies are benchmarked to the Russell 1000 Growth and Value Indices respectively.

(b)	This category invests primarily in small to mid-sized U.S. companies that are undervalued relative to their intrinsic value. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell Midcap Value Index.

(c)	This category invests primarily in small capitalization U.S. companies that are either undervalued relative to their intrinsic value or that have above average earnings growth and revenue expectations. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell 2000 Index.

(d)	This category invests primarily in micro-capitalization U.S. companies that are undervalued relative to their intrinsic value. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell Micro Cap Value Index.

(e)	This category invests in all types of capitalization companies operating in both developed and emerging markets outside the United States. The strategy targets broad diversification across various economic sectors and seeks to achieve lower overall portfolio volatility by investing with complimentary active managers with varying risk characteristics. Total combined exposure to emerging markets typically ranges from 10% to 20%, with a maximum restriction of 40%. This category is benchmarked to the MSCI EAFE Index and the MSCI All Country World Index ex U.S.

(f)	This category invests primarily in U.S. denominated investment grade and government securities in addition to MBS and ABS issues. It may invest up to 10% of its assets in non-dollar denominated bonds from issuers located outside of the United States. Investment in non-dollar denominated bonds may be on a currency hedged or un-hedged basis. This category normally invests at least 80% of its assets in bonds and maintains an average portfolio duration that is within ±20% of the duration of the benchmark. This category is benchmarked to the Barclays Capital Aggregate Index.

(g)	This category invests primarily in local currency denominated government debt securities of countries within the Emerging Markets. The strategy is broadly diversified by country and will invest in locally denominated corporate securities. This strategy is benchmarked to the JP Morgan GBI-EM Global Diversified Index.
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

Information about the expected cash flows for the U.S. pension plans follows:

Pension Benefits
Year	(Thousands)

Employer contributions
2011	$2,030

Benefit Payments
2011	$5,926
2012	5,716
2013	5,121
2014	5,465
2015	6,056
2016 — 2020	32,820

     For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Service cost	$869	$768
Interest cost	4,882	4,791
Expected return on assets	(5,615)	(3,822)
Prior service cost	117	203
Net amortization	1,405	1,942
Curtailment	—	—

Net periodic pension cost	$1,658	$3,882

Other Changes in Plan Assets and Benefit Obligations Recognized in Other
Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2010	2009

Current year actuarial loss (gain)	$2,951	$(3,938)
Amortization of actuarial loss	(1,405)	(1,942)
Amortization of prior service cost	(117)	(203)

Total recognized in other comprehensive income (loss)	$1,429	$(6,083)

Total recognized in net periodic pension cost and other comprehensive income (loss)	$3,087	$(2,201)

     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2011 are as follows:

(Dollars in thousands)
|
Prior service cost	$75
Net actuarial loss	1,604

Total at December 31	$1,679

     For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2010	2009

Weighted average actuarial assumptions at December 31:
Discount rate	5.75%	6.06%
Expected annual return on plan assets	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%

     The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency. The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 67% equity securities, 32% debt securities, and 1% with other investments. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. Including the 2010 and 2009 benchmark returns of 15.7% and 22.4% respectively, the Company’s 15-25 year return ranged from 7.6% to 9.7% on its benchmark portfolio.
     For all European plans, at December 31, 2010, and 2009 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.
     For European plans, the following tables provide a reconciliation of changes in the plan’s benefit obligations and fair value of assets over the two-year period ended December 31, 2010 and the funded status as of December 31 of both years:

(Dollars in thousands)	2010	2009

Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$36,201	$30,932
Service cost	493	482
Interest cost	1,773	1,888
Employee contributions	166	171
Actuarial loss	674	1,733
Benefits paid	(1,729)	(1,124)
Curtailment gain	(1,040)	—
Foreign currency exchange rate changes	(1,770)	2,119

Projected benefit obligations at December 31	34,768	36,201

Change in Plan Assets
Fair value of plan assets at January 1	21,832	17,250
Actual return on plan assets	1,797	2,331
Employer contributions	1,707	1,827
Employee contributions	166	171
Benefits paid	(1,729)	(1,124)
Foreign currency exchange rate changes	(930)	1,377

Fair value of plan assets at December 31	22,843	21,832

Funded Status at December 31	$(11,925)	$(14,369)

Amounts Recognized in the Balance Sheets:
Current liability — Accrued benefit cost	$(537)	$(563)
Noncurrent liability — Accrued benefit cost	(11,388)	(13,806)

Net amount recognized	$(11,925)	$(14,369)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2010	2009

Accumulated net actuarial loss	$3,184	$4,395
Accumulated transition obligation	—	32

Net amount recognized, before tax effect	$3,184	$4,427

     The 2010 curtailment was a result of the Company freezing the benefits under two of its United Kingdom salaried plans at December 31, 2010.
     The accumulated benefit obligation at the end of 2010 and 2009 was $34.0 million and $33.3 million, respectively.
     For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2010	2009

Weighted average actuarial assumptions at December 31:
Discount rate	5.35%	5.48%
Rate of increase in compensation levels	3.50%	4.34%

     The following table sets forth the fair values of the Company’s European pension plans assets as of December 31, 2010:

(Dollars in thousands)	Fair Value Measurements at December 31, 2010
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash Equivalents	$429	$429	$—	$—
Equities				—
M&G PP Discretionary Fund (a)	2,607	2,607	—	—
Global Equity 60-40 Index (b)	4,179	4,179	—	—
Fixed Income				—
Delta Lloyd Fixed Income (c)	4,409	—	—	4,409
Corporate Bonds (d)	6,346	6,346	—	—
Government Bonds (e)	2,071	2,071	—	—
Real Estate (f)	1,639	1,639	—	—
Insurance Reserves (g)	1,163	—	—	1,163

Total	$22,843	$17,271	$—	$5,572

(a)	This fund invests in a mix of equity shares, bonds, property and cash. Only the equity investments are included in this line with the remaining being allocated to other appropriate categories. The fund is actively managed against its benchmark of the CAPS Balanced Pooled Fund Median. A prudent approach of diversification by both location and investment type is employed by the fund and both active stock selection and asset allocation are used to add value.

(b)	This index fund invests 60% in the UK Equity Index Fund and 40% in overseas index funds. The overseas portion has a target allocation of 14% in North American funds, 14% in European funds, (not including the UK), 6% in Japanese funds, and 6% in Pacific Basin funds (not including Japan).

(c)	This category invests in 6 year Fixed Income investments with Delta Lloyd.

(d)	This category invests in the M&G All Stocks Corporate Bond Fund and the Legal & General (LG) AAA Fixed interest — Over 15 Year Fund. These funds, respectively, invest primarily in investment grade corporate bonds, as well as other debt instruments, including higher yielding corporate bonds, government debt, convertible and preferred stocks, money market instruments and equities; and in long-dated sterling denominated AAA-rated corporate bonds, as well as smaller holdings in gilts — both providing a fixed rate of interest.

(e)	This category invests mainly in long term gilts through the LG Over 15 Year Gilts Index and the M&G PP Discretionary Fund.

(f)	This category invests in the M&G UK Property Fund. The fund invests directly in commercial properties in the UK and is actively managed against its performance benchmark of the BNY Mellon CAPS Pooled Fund Property Median. The fund is well diversified investing in the retail, office and industrial sectors of the market. A small portion of this category is also held in the M&G PP Discretionary Fund.

(g)	This category invests in insurance policies in the name of the individual plan members.
     The Company’s Level 3 investments in the Delta Lloyd fixed income fund and insurance reserves were valued using significant unobservable inputs. Inputs to these valuations include characteristics and quantitative data relating to the assets and reserves, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data. The following table sets forth changes in fair value measurements using significant unobservable inputs during 2010:

	Delta Lloyd	Insurance
(Dollars in thousands)	Fixed Income	Reserves

Balance at January 1, 2010	$4,802	$1,255
Purchases	799	149
Sales/Maturities	(891)	(156)
Foreign currency translation	(301)	(85)

Balance at December 31, 2010	$4,409	$1,163

     Information about the expected cash flows for the European pension plans follows:

Pension Benefits
Year	(Thousands)

Employer contributions
2011	$1,560

Benefit Payments
2011	$2,351
2012	1,328
2013	1,380
2014	1,119
2015	1,245
2016 — 2020	6,982

     Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.
     For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31
(Dollars in thousands)	2010	2009

Service cost	$493	$482
Interest cost	1,773	1,888
Expected return on assets	(1,283)	(1,211)
Net amortization	148	171

Net periodic pension cost	$1,131	$1,330

Other Changes in Plan Assets and Benefit Obligations Recognized in Other
Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2010	2009

Current year actuarial loss	$159	$614
Amortization of actuarial loss	(137)	(124)
Amortization of transition obligation	(10)	(47)
Curtailment	(1,040)	—
Foreign currency exchange	(216)	326

Total recognized in other comprehensive income	$(1,244)	$769

Total recognized in net periodic pension cost and other comprehensive income (loss)	$(113)	$2,099

     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2011 are as follows:

Total net actuarial loss at December 31	$64

     For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2010	2009

Weighted average actuarial assumptions at December 31:
Discount rate	5.51%	5.51%
Expected annual return on plan assets	6.32%	6.30%
Rate of increase in compensation levels	4.22%	3.97%

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
     The non-current portion of $23.2 million and $35.1 million at December 31, 2010 and 2009, respectively, for the U.S. and European pension liabilities is included in accrued pension and other liabilities.
     The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 2% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 100% of the employee contribution up to a maximum of 2% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest immediately. Employer fixed and discretionary contributions vest after two years of service. For each bargaining unit employee at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. As of June 8, 2010, under this facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan. The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked. The Company will then make additional lump sum contributions to employees that have converted of $5,000 per year on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan. As a result, employees that have converted will be excluded from the aforementioned $25.00 match. For bargaining unit employees hired after June 8, 2010, and for employees voluntarily converting to the enhanced defined contribution plan, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans for years ended December 31, 2010, 2009, and 2008 were $1.8 million, $1.8 million, and $2.0 million, respectively.
12. Provision for Income Taxes
The components of the provision for income taxes for continuing operations were as follows:

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Current
Federal	$4,880	$6,005	$11,765
State and local	942	943	829
Foreign	2,515	2,436	3,720

	8,337	9,384	16,314

Deferred
Federal	4,160	1,897	(2,349)
State and local	346	343	398
Foreign	317	130	(351)

	4,823	2,370	(2,302)

Provision for income taxes for continuing operations	$13,160	$11,754	$14,012

     Income from continuing operations before income taxes and equity in income of equity investments includes income generated by operations outside the United States of $12.7 million, $10.7 million, and $16.9 million for 2010, 2009, and 2008, respectively.

     The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31
	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	2.3	2.0
Deferred tax related to equity investment	—	(1.5)	—
Tax rate differential on foreign income	(0.6)	(0.8)	(4.0)
Valuation allowance release	(7.3)	(9.7)	—
Net foreign tax credits	—	—	0.6
Tax statute expiration	(1.7)	(0.5)	(0.5)
Change in uncertain tax positions	1.4	0.2	2.0
Other — net	(1.4)	(1.3)	(1.7)

Effective income tax rate for continuing operations	27.5%	23.7%	33.4%

     The Company’s total provision for income taxes is shown below:

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Continuing operations	$13,160	$11,754	$14,012
Discontinued operations	—	—	1,560
Other comprehensive income	210	1,028	(9,507)

Total provision for income taxes	$13,370	$12,782	$6,065

     The Company has the following gross operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2010:

	Amount
Type	(Thousands)	Expiration Date

Foreign tax credits	$9,190	2015 — 2017
State tax credits	1,231	2027
Operating loss carryforwards — federal	1,275	2029
Operating loss carryforwards — state*	35,362	2015 — 2030
Operating loss carryforwards — foreign	1,546	2015 — None

*	Of the total state operating loss-carryforwards, approximately 82% expire in 2020 or later.
     The components of deferred taxes consist of the following:

	December 31
(Dollars in thousands)	2010	2009

Deferred tax assets**
Net operating loss and credit carryforwards***	$12,910	$13,175
Accruals	11,951	9,151
Inventories	9,713	9,694
Pensions	7,720	11,764
Valuation allowance	—	(3,495)

Total deferred tax assets	42,294	40,289

Deferred tax liabilities
Property, plant and equipment	$22,149	$19,503
Goodwill and other intangible assets	4,719	1,357
U.S. liability on Belgian net deferred tax assets	479	8
Cumulative translation adjustment on undistributed earnings	—	1,074

Total deferred tax liabilities	27,347	21,942

Net deferred tax asset****	$14,947	$18,347

**	Uncertain tax liabilities of approximately zero and $66 thousand fully offset the foreign net operating losses and credit carryforwards in 2010 and 2009, respectively.

***	Net indirect benefits on uncertain tax liabilities of approximately $6.5 million and $4.7 million are included in the U.S. net operating loss and credit carryforwards in 2010 and 2009, respectively.

****	A current deferred tax liability of $129 thousand is included in accounts payable and accrued liabilities on the 2010 balance sheet.

     A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.
     The Company’s valuation allowance consists of the following:

		State	Total
	U.S. Foreign	Operating Loss	Valuation
(Dollars in thousands)	Tax Credits	Carryforwards	Allowance

Balance as of January 1, 2009	7,915	62	7,977
Increase due to uncertainty of realization of tax benefit	337	—	337
Decrease due to utilization of foreign tax credit carryforwards	(1,688)	—	(1,688)
Decrease due to recognition of tax benefits in current year	(3,131)	—	(3,131)

Balance as of December 31, 2009	$3,433	$62	$3,495
Decrease due to utilization of state net operating loss carryforwards	—	(62)	(62)
Decrease due to utilization of foreign tax credit carryforwards	(1,043)	—	(1,043)
Decrease due to recognition of tax benefits in current year	(2,390)	—	(2,390)

Balance as of December 31, 2010	$—	$—	$—

     As shown above, the Company reversed approximately $3.4 million of its valuation allowances on foreign tax credit carryforwards. Based on the historical use of prior year foreign tax credits and the acquisitions of Hyde Marine, Inc. and Calgon Carbon Japan KK, the Company believes that it is more likely than not it can utilize all of its foreign tax credit carryforwards.
     The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. The following is a reconciliation of the unrecognized income tax benefits:

(Dollars in thousands)	2010	2009	2008

Balance at January 1	$11,704	$12,249	$11,953
Gross increases for tax positions of prior years	878	266	1,919
Gross decreases for tax positions of prior years	(301)	(1,014)	(2,100)
Gross increases for tax positions of current year	219	803	809
Lapse of statute of limitations	(1,285)	(141)	(332)
Settlements	—	(459)	—

Balance at December 31	$11,215	$11,704	$12,249

     As of December 31, 2010, approximately $4.9 million of the $11.2 million, and as of December 31, 2009, approximately $6.5 million of the $11.7 million, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized. Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $12.6 million and $12.5 million for the year ended December 31, 2010 and 2009, respectively.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2010 and 2009, the Company recognized approximately $0.4 million and $0.3 million, respectively, of interest and penalties. As of December 31, 2010 and 2009, the amount accrued for the payment of interest and penalties is approximately $1.5 million and $1.1 million, respectively.
     At this time, the Company believes that it is reasonably possible that approximately $3.3 million of the estimated unrecognized tax benefits as of December 31, 2010, related primarily to transfer pricing, will be recognized within the next twelve months based on the expiration of statutory review periods of which $0.3 million will impact the effective tax rate.

     As of December 31, 2010, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years

United States	2000,2003,2005 — 2010
Kentucky	2006 — 2010
Pennsylvania	2005 — 2010
Belgium	1999 — 2010
Canada	2007 — 2010
Germany	2007 — 2010
UK	2007 — 2010
Japan	2005 — 2010

13. Accumulated Other Comprehensive Income (Loss)

				Accumulated
	Currency	Pension		Other
	Translation	Benefit	Derivatives and	Comprehensive
(Dollars in thousands)	Adjustments	Adjustments	Other	Income (Loss)

Balance, January 1, 2008	$21,836	$(4,758)	$(70)	$17,008
Net Change	(4,744)	(17,959)	(755)	(23,458)

Balance, December 31, 2008	17,092	(22,717)	(825)	(6,450)
Net Change	3,526	3,183	(1,265)	5,444

Balance, December 31, 2009	20,618	(19,534)	(2,090)	(1,006)
Net Change	(3,594)	(47)	573	(3,068)

Balance, December 31, 2010	$17,024	$(19,581)	$(1,517)	$(4,074)

     Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable. The income tax effect included in accumulated other comprehensive income (loss) for other non-U.S. subsidiaries and equity investees that are not permanently reinvested was zero, $1.1 million, and $1.2 million at December 31, 2010, 2009, and 2008, respectively.
     The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive income (loss) was $11.5 million, $11.3 million, and $13.6 million at December 31, 2010, 2009, and 2008, respectively. The net income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $1.0 million, $1.1 million, and $0.1 million at December 31, 2010, 2009, and 2008, respectively.
14. Supplemental Cash Flow Information
Cash paid for interest for the years ended December 31, 2010, 2009, and 2008 was $0.4 million, $0.5 million, and $4.8 million, respectively. Income taxes paid, net of refunds, for the years ended December 31, 2010, 2009, and 2008 was $16.0 million, $3.8 million, and $15.3 million, respectively.
     During the year ended December 31, 2009, the Company exchanged shares of its common stock for approximately $6.0 million of its 5.00% Convertible Senior Notes. Refer to Note 7.
     The Company has reflected $1.1 million and $(0.1) million of its capital expenditures as a non-cash increase and decrease, respectively, in accounts payable and accrued liabilities for the years ended December 31, 2010 and 2009, respectively.

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
The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Balance Sheets were as follows:
Asset Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$321	$60
Natural gas contracts	Other current assets	2	5
Currency swap	Other assets	37	210
Natural gas contracts	Other assets	6	4

Total derivatives designated as hedging instruments under ASC 815		366	279

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	34	25

Total asset derivatives		$400	$304

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:
Liability Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2010	2009
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$243	$716
Natural gas contracts	Accounts payable and accrued liabilities	1,608	1,211
Foreign exchange contracts	Accrued pension and other liabilities	34	—
Natural gas contracts	Accrued pension and other liabilities	509	852

Total derivatives designated as hedging instruments under ASC 815		2,394	2,779

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	59	—

Total liability derivatives		$2,453	$2,779

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, currency swap, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs. The inputs used are from market sources that aggregate data based upon market transactions.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the years ended December 31, 2010 and 2009, respectively.
The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	December 31,

(Dollars in thousands)	2010	2009

Accumulated OCI derivative loss at January 1	$3,195	$1,295
Effective portion of changes in fair value	826	3,169
Reclassifications from accumulated OCI derivative gain to earnings	(1,322)	(1,129)
Foreign currency translation	(173)	(140)

Accumulated OCI derivative loss at December 31	$2,526	$3,195

Derivatives in ASC 815 Cash Flow Hedging Relationships

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	December 31,
(Dollars in thousands)	2010	2009	2008

Foreign Exchange Contracts	$(994)	$1,261	$(1,842)
Currency Swap	—	(506)	1,434
Natural Gas Contracts	1,820	2,414	1,867

Total	$826	$3,169	$1,459

Derivatives in ASC 815 Cash Flow Hedging Relationships

		Amount of Gain or (Loss)
		Reclassified from Accumulated
	Location of Gain or	OCI in Income (Effective Portion)
	(Loss) Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2010	2009	2008

Foreign Exchange Contracts	Cost of products sold	$465	$1,038	$316
Currency Swap	Interest expense	(121)	(35)	(123)
Natural Gas Contracts	Cost of products sold	(1,666)	(2,132)	230

Total		$(1,322)	$(1,129)	$423

Derivatives in ASC 815 Cash Flow Hedging Relationships

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
	Location of	Effectiveness Testing)
	Loss Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2010	2009	2008

Foreign Exchange Contracts	Other expense — net	$(6)	$(20)	$(21)
Currency Swap	Other expense — net	—	—	—
Natural Gas Contracts	Other expense — net	—	—	—

Total		$(6)	$(20)	$(21)

*	Assuming market rates remain constant with the rates at December 31, 2010, a loss of $2.0 million is expected to be recognized in earnings over the next 12 months.
The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31,
(in thousands except for mmbtu)	2010	2009	2008
Natural gas contracts (mmbtu)	985,000	1,070,000	1,290,000
Foreign exchange contracts	$20,727	$14,552	$21,386
Currency swap	$—	$3,646	$4,293
Other
The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:
Derivatives Not Designated as Hedging Instruments Under ASC 815

		Amount of Loss
		Recognized in Income on
	Location of	Derivatives
	Loss Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2010	2009	2008

Foreign Exchange Contracts *	Other expense — net	$(234)	$(294)	$(725)

Total		$(234)	$(294)	$(725)

*	As of December 31, 2010, 2009 and 2008, these foreign exchange contracts were entered into and settled during the respective periods.
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
     On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company was countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages. On December 21, 2010, the Company reached a settlement agreement with ADA-ES and paid ADA-ES $7.2 million in return for the satisfaction of the verdict. The Company recognized litigation expense of $6.7 million for the year ended December 31, 2010 and $250 thousand in each of the years ended December 31, 2009 and 2008 related to this matter in the Activated Carbon and Service segment.
     In 2002, the Company was sued by For Your Ease Only (“FYEO”). The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”). FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer. In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent. FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer. The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office. That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008. The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit. The Patent Trademark Office issued a re-examination certificate on August 25, 2009. The stay on litigation was lifted. In addition, in 2007, while litigation between FYEO and Calgon was stayed, FYEO obtained a default judgment against Mark Schneider and Product Concepts Company (which had a prior contractual relationship with the Company in connection with the jewelry box business). FYEO attempted to collect this default judgment against the Company. Thereafter, FYEO’s claim on the collection of the default judgment went to trial in 2009 and was rejected, in a determination that the Company had no continuing obligation to Schneider or Product Concepts. FYEO appealed that ruling, to the Seventh Circuit Court of Appeals. The Company and FYEO entered into a binding term sheet to settle these cases on December 31, 2010 for $4.3 million. The Company recognized $3.3 million of litigation expense for the year ended December 31, 2010 and $0.8 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. These litigation contingencies are recorded in the Consumer segment. Under the terms of the settlement, the Company has paid FYEO in January 2011. The Company has also agreed to liquidate its existing inventory and exit the anti-tarnish jewelry organizer business.

     In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at December 31, 2010 and noncurrent other liabilities at December 31, 2009 in the Company’s consolidated balance sheet. At December 31, 2010 and December 31, 2009, the balance recorded was $3.9 million and $4.0 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $0.1 million of environmental remediation costs for the year ended December 31, 2010 and zero for the years ended December 31, 2009 and 2008. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the determination of the final scope of work, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company had commissioned a more definitive environmental assessment to be performed during 2010 to better understand the extent of contamination and appropriate methodologies for remediation. The Company plans to begin remediation by the second quarter of 2011. This estimated time frame is based on the Company’s current knowledge of the contamination and may change after the conclusion of the more definitive environmental assessment.
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
     The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2010 and 2009. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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
     On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Other appeals were also filed by Chinese respondents seeking changes to the calculations that either do not relate to the Company’s tariff rate or would, if applied to the Company, lower its tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Company’s appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the Chinese respondents. A redetermination by the Commerce Department is expected by April 2011.
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
     On November 17, 2010, the Commerce Department announced the results of its review of the tariff period beginning April 1, 2008 through March 31, 2009 (period of review (POR II). Since the company was not involved in this review our deposit rates did not change from the rate of 14.51% established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59% deposit rate but will be collected on a $0.127 per pound basis.
     On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon Tianjin claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing was challenged by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon Tianjin. The Company is currently assembling information and data needed to comply with the POR III review requirements. During the POR III period, the Company continued to make tariff deposits at the 14.51% rate.
     The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received during the year ended December 31, 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in 2011 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, although the exact amount is impossible to determine.
     For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million. As noted above, the Company’s tariff deposits made during POR II are fixed and not subject to change. For the period April 1, 2009 through March 31, 2010 (POR III), a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates in effect for the period would result in an additional payment or refund of $0.1 million based on deposits made during this period. For the period April 1, 2010 through March 31, 2011 (POR IV), the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rates would not be significant.
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
     On July 3, 2008, the EPA verbally informed the Company that there are a number of unresolved RCRA violations at the Big Sandy Plant which may render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases are not continuing, or else the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility is again acceptable to receive such CERCLA wastes. This deadline subsequently was extended several times. The Company met with the EPA in August 2008 regarding the

CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination is conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company requested clarification from the EPA regarding these two conditions. The Company has also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the twelve month period ended December 31, 2010. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
     By letter dated January 5, 2010, the EPA determined certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons is a RCRA listed hazardous waste and that they need to be managed in accordance with RCRA regulations. The cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the material is not listed hazardous waste when recycled as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010, from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis which was answered by the Company. In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.
     The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has indicated that it is willing to work towards a comprehensive resolution of all the issues. The DOJ and EPA have informally indicated that such a comprehensive resolution may be possible depending upon the results of additional testing to be completed but that the agencies will expect significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved in response to the NOV or the CERCLA Notice. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not listed hazardous waste as has been determined by the KYDEP. The Company is conducting negotiations with the DOJ and EPA to attempt to settle the issues. The Company cannot predict with any certainty the probable outcome of this matter. The Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

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
     PRP Group representatives met several times with NYSDEC regarding revising the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. NYSDEC does not agree that the revised regulation applies to this site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant did additional cost-benefit analyses and further soil sampling. The results were provided to NYSDEC but they remain unwilling to revise the soil standards. Additionally, NYSDEC indicated that because the site is a former RCRA facility, soil excavated at the site would be deemed hazardous waste and would require offsite disposal. Conestoga Rovers Associates, the PRP Group’s consultant, estimates the soil remedy cost would increase from approximately $3.2 million to $6.1 million if all excavated soil had to be disposed offsite. Also, PRP Group Representatives met with the Niagara Falls Water Board (“NFWB”) regarding continued use of the NFWB’s sewers and wastewater treatment plant to collect and treat contaminated ground water from the site. This would provide considerable cost savings over having to install a separate ground water collection and treatment system. The Board was receptive to the PRP Group’s proposal and work is progressing on a draft permit. In addition, the adjacent landowner has expressed interest in acquiring the site for expansion of its business.
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
     Calgon Carbon Japan KK f/k/a Calgon Mitsubishi Chemical Corporation (“CCJ”) sold carbon, which it purchased from a third-party supplier, for a DeSOX and DeNOX application to Sumitomo Heavy Industries, Ltd. (“Sumitomo”) which in turn sold it to Kobe Steel, Ltd. (“Kobe Steel”). The Kobe Steel purchase order sets forth certain quality standards with respect to the activated carbon, particularly with respect to the quality of repeated use for DeSOX and DeNOX. Testing has shown that the activated carbon provided by CCJ to Sumitomo for use by Kobe Steel did not meet the quality requirements as set forth in the purchase order. At that time Kobe Steel notified Sumitomo with regard to a potential claim for defective products. Sumitomo in turn notified CCJ. Kobe Steel is demanding that CCJ replace all the carbon that was delivered. CCJ believes that the quality issues can be met in less costly ways by the introduction of an additive. In addition CCJ believes that it should be entitled to take back any of the alleged non-conforming product that it is replaces. If CCJ receives such product back, it could help to mitigate any loss. The parties are continuing to negotiate a solution. Mitsubishi Chemical Company (“MCC”) has agreed to indemnify CCJ for 51% of any loss it may suffer for the matter and the Company is seeking additional indemnification from MCC. The Company recorded a liability of $2.8 million to fully replace all the carbon previously delivered, as well as the related MCC indemnifications associated with this liability of $1.4 million within CCJ’s opening balance sheet at March 31, 2010.
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

	For the Year Ended
(Dollars in thousands, except per share amounts)	2010	2009	2008

Income from continuing operations available to common shareholders	$34,850	$39,159	$28,840
Weighted Average Shares Outstanding
Basic	55,866,552	54,757,279	44,679,169
Effect of Dilutive Securities	875,725	1,771,994	8,706,256

Diluted	56,742,277	56,529,273	53,385,425

Basic net income from continuing operations per common share	$.62	$.72	$.65
Diluted net income from continuing operations per common share	$.61	$.69	$.54

     For the years ended December 31, 2010, 2009 and 2008, there were 206,690; 160,145; and 80,625 options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

18. Segment Information
The Company’s management has identified three segments based on the product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, ballast water, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of continuing operations:

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Net sales
Activated Carbon and Service	$427,713	$358,196	$342,326
Equipment	46,010	43,916	47,288
Consumer	8,618	9,798	10,656

Consolidated net sales	$482,341	$411,910	$400,270

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Income (loss) from continuing operations before amortization
Activated Carbon and Service	$50,994	$53,051	$53,368
Equipment	694	1,629	6,018
Consumer	(3,430)	14	(159)

	$48,258	$54,694	$59,227
Reconciling items:
Amortization	(1,954)	(1,261)	(1,544)
Interest income	352	459	1,504
Interest expense	(29)	(286)	(6,024)
Gain on acquisitions	2,666	—	—
Loss on debt extinguishment (Refer to Note 7)	—	(899)	(8,918)
Other expense — net	(1,395)	(3,089)	(2,247)

Consolidated income from continuing operations before income taxes and equity in income of equity investments	$47,898	$49,618	$41,998

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Depreciation
Activated Carbon and Service	$18,590	$15,666	$13,854
Equipment	1,296	955	997
Consumer	242	248	279

	$20,128	$16,869	$15,130
Amortization	1,954	1,261	1,544

Consolidated depreciation and amortization	$22,082	$18,130	$16,674

	December 31
(Dollars in thousands)	2010	2009	2008

Total assets
Activated Carbon and Service	$441,415	$368,363	$334,675
Equipment	49,860	44,001	38,867
Consumer	10,288	13,354	13,720

Consolidated total assets	$501,563	$425,718	$387,262

	Year Ended December 31
(Dollars in thousands)	2010		2009		2008

Property, plant and equipment expenditures
Activated Carbon and Service	$43,862		$45,907		$33,033
Equipment	2,204		2,392		1,294
Consumer	1		63		615

Consolidated property, plant and equipment expenditures	$46,067	(1)	$48,362	(2)	$34,942	(3)

(1)	Includes $1.7 million which is included in accounts payable and accrued liabilities at December 31, 2010.

(2)	Includes $2.8 million which is included in accounts payable and accrued liabilities at December 31, 2009.

(3)	Includes $2.7 million which is included in accounts payable and accrued liabilities at December 31, 2008.
Net Sales by Product

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Carbon products	$406,039	$336,986	$317,940
Capital equipment	36,765	35,367	35,155
Equipment leasing	14,454	15,232	16,020
Spare parts	9,245	8,549	8,581
Carbon cloth products	6,923	7,918	12,133
Home consumer products	1,695	1,880	2,074
Other services	7,220	5,978	8,367

Consolidated net sales	$482,341	$411,910	$400,270

Geographic Information

	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Net sales
United States	$258,840	$238,241	$218,864
Japan	47,639	13,590	10,656
United Kingdom	29,298	24,967	25,913
Germany	18,446	17,131	17,111
Canada	15,451	15,517	17,721
France	15,445	14,874	16,562
China	10,637	6,871	9,127
Belgium	8,792	8,875	10,888
Netherlands	7,491	7,037	7,336
Mexico	5,893	4,465	5,317
Spain	5,380	7,716	6,702
South Korea	5,332	5,559	2,431
Singapore	4,090	5,704	2,066
Australia	3,829	628	767
Italy	3,318	2,467	3,272
Other	42,460	38,268	45,537

Consolidated net sales	$482,341	$411,910	$400,270

Net sales are attributable to countries based on location of customer.

	December 31
(Dollars in thousands)	2010	2009	2008

Long-lived assets
United States	$149,835	$139,832	$113,528
Belgium	43,863	30,964	25,455
China	10,867	6,822	7,382
Japan	9,417	10,760	11,566
United Kingdom	8,363	9,265	8,620
Canada	3,597	3,579	3,029
Denmark	566	—	—
Sweden	404	—	—
Singapore	174	—	—
Germany	41	48	3,963
France	1	2	2

	227,128	201,272	173,545
Deferred taxes	2,387	2,601	13,129

Consolidated long-lived assets	$229,515	$203,873	$186,674

19. Related Party Transactions
Net sales to related parties primarily reflect sales of activated carbon products to equity investees. On March 31, 2010, the Company increased its ownership percentage in CCJ from 49% to 80% (Refer to Note 2), and is now consolidated within the Company’s financial statements. Related party sales transactions were $3.4 million, $13.5 million, and $10.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.
20. Discontinued Operations
On February 17, 2006, the Company, through its wholly owned subsidiary Chemviron Carbon GmbH, executed an agreement (the “Charcoal Sale Agreement”) with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) to sell, and sold, substantially all the assets, real estate, and specified liabilities of the Bodenfelde, Germany facility (the “Charcoal/Liquid business”). An additional 4.25 million Euro could have been received dependent upon the business meeting certain earnings targets over the next three years. In May 2008, the Company reached a final agreement with proFagus GmbH, proFagus Grundstuecksverwaltungs GmbH and proFagus Beteiligungen GmbH (as Guarantor) regarding the aforementioned additional 4.25 million Euro contingent consideration, fixing the amount to be paid to the Company at 2.8 million Euro. The Company received this payment in 2010. The Company recorded the resolution of the additional contingent consideration as an additional pre-tax gain on sale of $4.4 million or $2.8 million, net of tax, within discontinued operations during the year ended December 31, 2008.
     The following table details the selected financial information for the businesses included within the discontinued operations in the Consolidated Statements of Income and Comprehensive Income:

	Charcoal/Liquid
	Year Ended December 31
(Dollars in thousands)	2010	2009	2008

Net sales	$—	$—	$—

Income from operations	—	—	—
Other income	—	—	4,353

Income before income taxes	—	—	4,353
Provision for income taxes	—	—	1,560

Income from discontinued operations	$—	$—	$2,793

QUARTERLY FINANCIAL DATA — UNAUDITED

	2010				2009
(Thousands except per share data)	1st Quarter(1)	2nd Quarter(2)	3rd Quarter	4th Quarter(3)	1st Quarter	2nd Quarter	3rd Quarter(4)	4th Quarter(5)

Net sales	$102,927	$123,574	$124,371	$131,469	$90,633	$103,090	$107,495	$110,692
Net sales less cost of products sold	$37,136	$43,062	$41,929	$43,330	$29,419	$32,771	$36,406	$46,717
Net income	$9,476	$2,916	$9,952	$12,506	$5,974	$6,098	$13,859	$13,228

Common Stock Data:
Basic:
Net income per
common share	$0.16	$0.05	$0.18	$0.22	$0.11	$0.11	$0.25	$0.24

Diluted:
Net income per
common share	$0.16	$0.05	$0.18	$0.22	$0.11	$0.11	$0.25	$0.23

Average common
shares outstanding
Basic	55,708	55,830	55,904	56,020	54,117	54,331	54,940	55,622
Diluted	56,725	56,748	56,686	56,816	56,079	56,285	56,448	56,654

(1)	Includes a $2.7 million gain on acquisitions. The results of the last three quarters of 2010 include the impacts of the first quarter 2010 acquisitions. Refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(2)	Includes a $11.5 million charge related to a litigation contingency. Refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(3)	Includes $3.5 million of net earnings related to a reduction in valuation allowance associated with foreign tax credits and a net $0.5 million of charges related to litigation and other contingencies. Refer to Notes 12 and 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(4)	Includes a $0.9 million loss on debt extinguishment and a $0.3 million charge related to a litigation contingency. Refer to Notes 7 and 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(5)	Includes $4.8 million of net earnings related to a reduction of the valuation allowance associated with foreign tax credits and a $0.8 million charge related to a litigation contingency as well as $2.4 million related to the receipt of, or estimated refunds of, tariff deposits. (Refer to Notes 12 and 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:
Not Applicable.
Item 9A. Controls and Procedures:
Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized, and reported within the time periods specified in applicable laws and regulations. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting is contained in “Item 8. Financial Statements and Supplementary Data — Report of Management — Responsibility for Financial Statements and Management’s Annual Report on Internal Control Over Financial Reporting.”
Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of the Independent Registered Public Accounting Firm is contained in “Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control
Other than the acquisition discussed in Management’s Report on Internal Control over Financial Reporting, there have been no other changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information:
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:
Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of its Shareholders.
Item 11. Executive Compensation:
Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:
The following table sets forth information as of December 31, 2010 concerning common stock issuable under the Company’s equity compensation plans.
Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation plans
	upon exercise of outstanding options,	price of outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,048,366	$7.64	1,472,844
Equity compensation plans not approved by security holders	—	—	49,490	(1)

Total	1,048,366	$7.64	1,522,334

(1)	On December 31, 2010 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.
     The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2011 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:
Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the 2011 Annual Meeting of its Shareholders.
Item 14. Principal Accounting Fees and Services:
Information required by this item is incorporated by reference to the material appearing under the heading “Independent Auditors — Certain Fees” in the Company’s Proxy Statement for the 2011 Annual Meeting of its Shareholders.

PART IV
Item 15. Exhibits and Financial Statements Schedules:
A.	Financial Statements and Reports of Independent Registered Public Accounting Firm (see Part II, Item 8 of this Form 10-K).
The following information is filed as part of this Form 10-K:

B. Financial Statements Schedules for the years ended December 31, 2010, 2009, and 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Calgon Carbon Corporation
Pittsburgh, Pennsylvania
We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 25, 2011; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 25, 2011

The following should be read in conjunction with the previously referenced financial statements:
Schedule II
Valuation and Qualifying Accounts
(Thousands)

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2010
Allowance for doubtful accounts	$1,971	$403	$(631)	$1,743

Year ended December 31, 2009
Allowance for doubtful accounts	1,596	565	(190)	1,971

Year ended December 31, 2008
Allowance for doubtful accounts	2,834	199	(1,437)	1,596

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2010
Income tax valuation allowance	$3,495	$—	$(3,495)	$—

Year ended December 31, 2009
Income tax valuation allowance	7,977	337	(4,819)	3,495

Year ended December 31, 2008
Income tax valuation allowance	6,218	3,943	(2,184)	7,977

C. Exhibits

Page
3.1	Restated Certificate of Incorporation	(a)
3.2	Amended and Restated By-laws of the Company	(b)
4.1	Rights Agreement, dated as of January 27, 2005	(c)
10.1*	Calgon Carbon Corporation 2008 Equity Incentive Plan	(d)
10.2*	1997 Directors’ Fee Plan	Filed herewith
10.3*	Employment agreement between Calgon Carbon Corporation and C. H. S. (Kees) Majoor, dated December 21, 2000	(e)
10.4	Credit Agreement, dated May 8, 2009	(f)
10.5	First Amendment to Credit Agreement, dated as of November 30, 2009	(g)
10.6*	Employment Agreement between Calgon Carbon Corporation and John S. Stanik, dated February 5, 2010	(h)
10.7*	Employment Agreement between Calgon Carbon Corporation and Leroy M. Ball, dated February 5, 2010	(i)
10.8*	Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono, dated February 5, 2010	(j)
10.9*	Employment Agreement between Calgon Carbon Corporation and Robert P. O’Brien, dated February 5, 2010	(k)
10.10*	Employment Agreement between Calgon Carbon Corporation and Richard D. Rose, dated February 5, 2010	(l)
10.11*	Employment Agreement between Calgon Carbon Corporation and James A. Sullivan, dated February 5, 2010	(m)
10.12*	Employment Agreement between Calgon Carbon Corporation and Stevan R. Schott, dated February 14, 2011	(n)
10.13	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010	(o)
10.14*	Separation Agreement and Release between Calgon Carbon Corporation and Dennis Sheedy, effective October 14, 2009	(p)
10.15*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor	(q)
10.16*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated January 2004	(r)
10.17*	Addendum “Change of Control” to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated December 15, 2008	(s)
10.18	Form of Indemnification Agreement dated February 25, 2010	(t)
10.19	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(u)
10.20	Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(v)
10.21	Revolving Credit Facility Agreement between Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK) and MCFA Inc. dated March 31, 2010	(w)
10.22	Letter of Undertaking by Calgon Carbon Corporation on behalf of MCFA Inc. dated March 31, 2010	(x)
10.23	Agreement and General Release by and between Calgon Carbon Corporation and Leroy M. Ball dated August 4, 2010	(y)
14.1	Code of Business Conduct and Ethics	(z)
21.0	The wholly owned subsidiaries of the Company at December 31, 2010 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Solarchem Environmental Systems, Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation, Chemviron Carbon AB, a Swedish corporation, Advanced Separation Technologies Incorporated, a Florida corporation; Calgon Carbon (Tianjin) Co., Ltd., a Chinese corporation; Datong Carbon Corporation, a Chinese corporation; Calgon Carbon Asia PTE Ltd., a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; CCC Distribution, a Delaware limited liability company, Hyde Marine, Inc., an Ohio corporation, Calgon Carbon (Suzhou) Co., Ltd., a Chinese corporation and Calgon Carbon Hong Kong Limited, a Hong Kong corporation. In addition, the Company owns 80% of Calgon Carbon Japan KK (formerly known as Calgon Mitsubishi Chemical Corporation), a Japanese corporation and 20% of Calgon Carbon (Thailand) Company Ltd., a Thailand corporation	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note:	The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended June 30, 2009.

(b)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.

(c)	Incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.

(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 15, 2008.

(e)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended September 30, 2010.

(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended September 30, 2010.

(h)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 5, 2010.

(i)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed February 5, 2010.

(j)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed February 5, 2010.
(k)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed February 5, 2010.
(l)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.
(m)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.
(n)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 15, 2011.
(o)	Incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(p)	Incorporated herein by reference to Exhibit 10.13 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(q)	Incorporated herein by reference to Exhibit 10.14 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(r)	Incorporated herein by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(s)	Incorporated herein by reference to Exhibit 10.16 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(t)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 3, 2010.
(u)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 1, 2010
(v)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed April 1, 2010
(w)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed April 1, 2010
(x)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed April 1, 2010
(y)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 5, 2010
(z)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2008.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calgon Carbon Corporation
By	/s/ JOHN S. STANIK
John S. Stanik
Chairman, President and Chief Executive Officer February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ JOHN S. STANIK John S. Stanik	Chairman, President and Chief Executive Officer	February 25, 2011

/S/ STEVAN R. SCHOTT Stevan R. Schott	Chief Financial Officer (and Principal Accounting Officer)	February 25, 2011

/S/ J. RICH ALEXANDER J. Rich Alexander	Director	February 25, 2011

/S/ ROBERT W. CRUICKSHANK Robert W. Cruickshank	Director	February 25, 2011

/S/ RANDALL S. DEARTH Randall S. Dearth	Director	February 25, 2011

/S/ WILLIAM J. LYONS William J. Lyons	Director	February 25, 2011

/S/ WILLIAM R. NEWLIN William R. Newlin	Director	February 25, 2011

/S/ JULIE S. ROBERTS Julie S. Roberts	Director	February 25, 2011

/S/ TIMOTHY G. RUPERT Timothy G. Rupert	Director	February 25, 2011

/S/ SETH E. SCHOFIELD Seth E. Schofield	Director	February 25, 2011

EXHIBIT INDEX

Exhibit No.	Description	Page
3.1	Restated Certificate of Incorporation	(a)
3.2	Amended and Restated By-laws of the Company	(b)
4.1	Rights Agreement, dated as of January 27, 2005	(c)
10.1*	Calgon Carbon Corporation 2008 Equity Incentive Plan	(d)
10.2*	1997 Directors’ Fee Plan	Filed herewith
10.3*	Employment agreement between Calgon Carbon Corporation and C. H. S. (Kees) Majoor, dated December 21, 2000	(e)
10.4	Credit Agreement, dated May 8, 2009	(f)
10.5	First Amendment to Credit Agreement, dated as of November 30, 2009	(g)
10.6*	Employment Agreement between Calgon Carbon Corporation and John S. Stanik, dated February 5, 2010	(h)
10.7*	Employment Agreement between Calgon Carbon Corporation and Leroy M. Ball, dated February 5, 2010	(i)
10.8*	Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono, dated February 5, 2010	(j)
10.9*	Employment Agreement between Calgon Carbon Corporation and Robert P. O’Brien, dated February 5, 2010	(k)
10.10*	Employment Agreement between Calgon Carbon Corporation and Richard D. Rose, dated February 5, 2010	(l)
10.11*	Employment Agreement between Calgon Carbon Corporation and James A. Sullivan, dated February 5, 2010	(m)
10.12*	Employment Agreement between Calgon Carbon Corporation and Stevan R. Schott, dated February 14, 2011	(n)
10.13	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010	(o)
10.14*	Separation Agreement and Release between Calgon Carbon Corporation and Dennis Sheedy, effective October 14, 2009	(p)
10.15*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor	(q)
10.16*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated January 2004	(r)
10.17*	Addendum “Change of Control” to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated December 15, 2008	(s)
10.18	Form of Indemnification Agreement dated February 25, 2010	(t)
10.19	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(u)
10.20	Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated March 31, 2010	(v)
10.21	Revolving Credit Facility Agreement between Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK) and MCFA Inc. dated March 31, 2010	(w)
10.22	Letter of Undertaking by Calgon Carbon Corporation on behalf of MCFA Inc. dated March 31, 2010	(x)
10.23	Agreement and General Release by and between Calgon Carbon Corporation and Leroy M. Ball dated August 4, 2010	(y)
14.1	Code of Business Conduct and Ethics	(z)
21.0	The wholly owned subsidiaries of the Company at December 31, 2010 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., a Canadian corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Solarchem Environmental Systems, Inc., a Nevada corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Ltd., a United Kingdom corporation; Sutcliffe Speakman Ltd., a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Ltd., a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation, Chemviron Carbon AB, a Swedish corporation, Advanced Separation Technologies Incorporated, a Florida corporation; Calgon Carbon (Tianjin) Co., Ltd., a Chinese corporation; Datong Carbon Corporation, a Chinese corporation; Calgon Carbon Asia PTE Ltd., a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; CCC Distribution, a Delaware limited liability company, Hyde Marine, Inc., an Ohio corporation, Calgon Carbon (Suzhou) Co., Ltd., a Chinese corporation and Calgon Carbon Hong Kong Limited, a Hong Kong corporation. In addition, the Company owns 80% of Calgon Carbon Japan KK (formerly known as Calgon Mitsubishi Chemical Corporation), a Japanese corporation and 20% of Calgon Carbon (Thailand) Company Ltd., a Thailand corporation	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note:	The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended June 30, 2009.

(b)	Incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.

(c)	Incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.

(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 15, 2008.

(e)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005.

(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended September 30, 2010.

(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed for the fiscal quarter ended September 30, 2010.

(h)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 5, 2010.

(i)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed February 5, 2010.

96

(j)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed February 5, 2010.
(k)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed February 5, 2010.
(l)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.
(m)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.
(n)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 15, 2011.
(o)	Incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(p)	Incorporated herein by reference to Exhibit 10.13 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(q)	Incorporated herein by reference to Exhibit 10.14 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(r)	Incorporated herein by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(s)	Incorporated herein by reference to Exhibit 10.16 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(t)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 3, 2010.
(u)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 1, 2010
(v)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed April 1, 2010
(w)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed April 1, 2010
(x)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed April 1, 2010
(y)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 5, 2010
(z)	Incorporated herein by reference to Exhibit 14.1 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2008.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

97