Form 10-Q
period 2011-03-31
CALGON CARBON CORPORATION
filed 2011-05-06
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011

[Common Stock, $.01 par value per share]	56,468,522 shares

CALGON CARBON CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2011
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
I N D E X

Page
PART 1 — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Introduction to the Condensed Consolidated Financial Statements	2
Condensed Consolidated Statements of Income (unaudited)	3
Condensed Consolidated Balance Sheets (unaudited)	4
Condensed Consolidated Statements of Cash Flows (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	29
Item 3. Qualitative and Quantitative Disclosures about Market Risk	44
Item 4. Controls and Procedures	44
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 1a. Risk Factors	45
Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6. Exhibits	45
SIGNATURES	47
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2010, as filed with the Securities and Exchange Commission by the Company in Form 10-K.
In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Share and Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$124,380	$99,485
Net sales to related parties	—	3,442

Total	124,380	102,927

Cost of products sold (excluding depreciation and amortization)	82,989	65,791
Depreciation and amortization	5,540	5,077
Selling, general and administrative expenses	20,743	18,164
Research and development expenses	1,768	1,487

	111,040	90,519

Income from operations	13,340	12,408

Interest income	63	116
Interest expense	(18)	(8)
Gain on acquisitions (Note 1)	—	2,666
Other expense — net	(190)	(303)

Income from operations before income tax and equity in income from equity investments	13,195	14,879

Income tax provision	4,718	5,515

Income from operations before equity in income from equity investments	8,477	9,364

Equity in income from equity investments	—	112

Net income	$8,477	$9,476

Net income per common share
Basic	$0.15	$0.17
Diluted	$0.15	$0.17

Weighted average shares outstanding
Basic	56,124,101	55,708,492
Diluted	56,892,742	56,725,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$27,014	$33,992
Restricted cash	1,246	1,173
Receivables (net of allowance of $1,330 and $1,743)	91,392	94,354
Revenue recognized in excess of billings on uncompleted contracts	9,395	7,461
Inventories	107,801	101,693
Deferred income taxes — current	17,245	19,668
Other current assets	13,089	13,707

Total current assets	267,182	272,048

Property, plant and equipment, net	198,783	186,834
Equity investments	212	212
Intangibles	8,226	8,615
Goodwill	27,064	26,910
Deferred income taxes — long-term	2,505	2,387
Other assets	4,308	4,557

Total assets	$508,280	$501,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,490	$65,921
Billings in excess of revenue recognized on uncompleted contracts	3,560	2,971
Payroll and benefits payable	9,435	10,978
Accrued income taxes	653	659
Short-term debt	—	21,442
Current portion of long-term debt	2,926	3,203

Total current liabilities	78,064	105,174

Long-term debt	24,226	3,721
Deferred income taxes — long-term	7,754	6,979
Accrued pension and other liabilities	42,206	42,451

Total liabilities	152,250	158,325

Redeemable non-controlling interest (Note 1)	—	274
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 59,067,552 and 58,989,578 shares issued	591	590
Additional paid-in capital	169,866	169,284
Retained earnings	216,492	208,015
Accumulated other comprehensive income (loss)	354	(4,074)

	387,303	373,815
Treasury stock, at cost, 3,100,228 and 3,070,720 shares	(31,273)	(30,851)

Total shareholders’ equity	356,030	342,964

Total liabilities and shareholders’ equity	$508,280	$501,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$8,477	$9,476
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 1)	—	(2,666)
Depreciation and amortization	5,540	5,077
Equity in income from equity investments	—	(112)
Employee benefit plan provisions	411	917
Stock-based compensation	615	633
Deferred income tax expense	3,258	1,354
Changes in assets and liabilities-net of effects from purchase of businesses and foreign exchange:
Decrease in receivables	4,598	90
Increase in inventories	(4,547)	(2,524)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(810)	(783)
(Decrease) increase in accounts payable, accrued liabilities, and accrued interest	(8,035)	6,273
Pension contributions	(1,420)	(2,052)
Other items — net	(517)	1,465

Net cash provided by operating activities	7,570	17,148

Cash flows from investing activities
Purchase of businesses — net of cash (Note 1)	—	(2,103)
Property, plant and equipment expenditures	(12,665)	(8,937)
Cash pledged for collateral	—	(1,006)
Cash released from collateral	—	4,794

Net cash used in investing activities	(12,665)	(7,252)

Cash flows from financing activities
Revolving credit facility borrowings (Note 10)	138,961	—
Revolving credit facility repayments (Note 10)	(138,912)	—
Reductions of debt obligations	(778)	(127)
Treasury stock purchased	(422)	(933)
Common stock issued	89	157
Excess tax benefit from stock-based compensation	121	364

Net cash used in financing activities	(941)	(539)

Effect of exchange rate changes on cash	(942)	(679)

(Decrease) increase in cash and cash equivalents	(6,978)	8,678
Cash and cash equivalents, beginning of period	33,992	38,029

Cash and cash equivalents, end of period	$27,014	$46,707

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
The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million. The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.3 million which is included in the gain on acquisitions in the Company’s Condensed Consolidated Statement of Income for the period ended March 31, 2010. The Company recorded an estimated earnout liability of $0.6 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation. This liability, which the Company evaluates and adjusts at the end of each reporting period, is recorded in accrued pension and other liabilities within the Condensed Consolidated Balance Sheet.
Calgon Mitsubishi Chemical Corporation (CMCC)
On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%. The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million. Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ). CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million. The original $2.4 million obligation to purchase these remaining shares was reduced by $2.1 million for working capital and other adjustments related to indemnification claims that were previously estimated. On March 31, 2011, the remaining shares held by MCC were acquired with no payment due. Therefore, the Company recorded a $0.3 million gain in

Other expense — net within the Company’s Condensed Consolidated Statement of Income for the period ended March 31, 2011. The ownership of CCJ triples the Company’s sales revenue in Asia and adds to its workforce and infrastructure in Japan, the world’s second largest activated carbon market. The results of CCJ are reflected in the Company’s Activated Carbon and Service segment.
The acquisition date fair value of the Company’s former 49% equity interest in CMCC was approximately $9.8 million. The Company recorded a pre-tax gain of $2.4 million related to this acquisition in 2010. The gain resulted from the remeasurement of the Company’s equity interest to fair value as well as the fair value of assets acquired less liabilities assumed exceeding the purchase price.
The purchase price allocations and resulting impact on the corresponding Condensed Consolidated Balance Sheet relating to these acquisitions is as follows:

Assets:
Cash	$708
Accounts receivable	19,511
Inventory	14,625
Property, plant, and equipment, net	7,606
Intangibles*	5,374
Other current assets	2,530
Other assets	546

Total Assets	50,900

Liabilities:
Accounts payable	(10,660)
Short-term debt	(14,777)
Current portion of long-term debt	(2.569)
Long-term debt	(5,160)
Accrued pension and other liabilities	(3,993)

Total Liabilities	(37,159)

Redeemable non-controlling interest	(274)

Net Assets	$13,467

Cash Paid for Acquisitions	$2,812

*	Weighted amortization period of 8.9 years.
Subsequent to their acquisition and excluding the related net gains of $2.7 million, these entities contributed the following to the Company’s consolidated operating results for the period ended March 31, 2010:

Revenue	$1,053
Net loss	$(422)
The aggregate purchase price for each acquisition was allocated to the assets acquired and liabilities assumed based on their respective estimated acquisition date fair values. The Company has finalized the valuations and completed the purchase price allocations for each of its acquisitions.

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

Three Months Ended
March 31,
2010
Sales	$120,133
Net income	$8,167
Net income per common share
Basic	$0.14
Diluted	$0.14
The 2010 pro forma amounts have been calculated after adjusting for sales and related profit resulting from the Company’s sales of activated carbon to both CCJ and Zwicky. In addition, the equity earnings from the Company’s former non-controlling interest in CCJ have been removed. The results also reflect additional amortization that would have been charged assuming fair value adjustments to amortizable intangible assets had been applied to the beginning of each period presented.
The results for the three month period ended March 31, 2010 exclude approximately $2.7 million of gains associated with the acquisitions.
2. Inventories

	March 31, 2011	December 31, 2010
Raw materials	$23,831	$24,178
Finished goods	83,970	77,515

	$107,801	$101,693

3. Supplemental Cash Flow Information
Cash paid for interest during the three months ended March 31, 2011 and 2010 was $0.2 million and $19 thousand, respectively. Income taxes paid, net of refunds, was $0.7 million and $1.8 million, for the three months ended March 31, 2011 and 2010, respectively.
The Company has reflected $1.8 million and $(2.1) million of its capital expenditures as a non-cash increase and decrease, respectively, in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2011 and 2010, respectively.

4. Dividends
The Company’s Board of Directors did not declare or pay a dividend for the quarters ended March 31, 2011 and 2010.
5. Comprehensive Income

	Three Months Ended March 31,
	2011	2010
Net income	$8,477	$9,476
Other comprehensive income (loss), net of taxes	4,428	(5,054)

Comprehensive income	$12,905	$4,422

The only matters contributing to the other comprehensive income during the three months ended March 31, 2011 was the foreign currency translation adjustment of $4.3 million, the changes in employee benefit accounts of $0.2 million, and the change in the fair value of the derivative instruments of $(47) thousand. The only matters contributing to the other comprehensive loss during the three months ended March 31, 2010 was the foreign currency translation adjustment of $(5.8) million, the changes in employee benefit accounts of $0.5 million, and the change in the fair value of the derivative instruments of $0.2 million.
6. Segment Information
The Company’s management has identified three segments based on the product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, ballast water, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of operations:

	Three Months Ended
	March 31,
	2011	2010
Net sales
Activated Carbon and Service	$112,884	$90,452
Equipment	9,117	10,160
Consumer	2,379	2,315

	$124,380	$102,927

Income (loss) from operations
before depreciation and amortization
Activated Carbon and Service	$19,067	$17,687
Equipment	(382)	(315)
Consumer	195	113

	18,880	17,485
Depreciation and amortization
Activated Carbon and Service	4,874	4,474
Equipment	547	485
Consumer	119	118

	5,540	5,077

Income from operations	13,340	12,408

Reconciling items:
Interest income	63	116
Interest expense	(18)	(8)
Gain on acquisitions	—	2,666
Other expense — net	(190)	(303)

Income from operations before income tax and equity in income from equity investments	$13,195	$14,879

	March 31, 2011	December 31, 2010
Total Assets
Activated Carbon and Service	$452,877	$441,415
Equipment	45,184	49,860
Consumer	10,219	10,288

Consolidated total assets	$508,280	$501,563

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

		March 31,	December 31,
Asset Derivatives	Balance Sheet Locations	2011	2010
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$80	$321
Natural gas contracts	Other current assets	7	2
Currency swap	Other assets	—	37
Foreign exchange contracts	Other assets	29	—
Natural gas contracts	Other assets	—	6

Total derivatives designated as hedging instruments under ASC 815		116	366

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	23	34

Total asset derivatives		$139	$400

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

		March 31,	December 31,
Liability Derivatives	Balance Sheet Locations	2011	2010
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$608	$243
Natural gas contracts	Accounts payable and accrued liabilities	1,129	1,608
Foreign exchange contracts	Accrued pension and other liabilities	89	34
Natural gas contracts	Accrued pension and other liabilities	449	509

Total derivatives designated as hedging instruments under ASC 815		2,275	2,394

Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts		—	59

Total liability derivatives		$2,275	$2,453

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
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three month periods ended March 31, 2011 and 2010, respectively.
The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

Three Months Ended
March 31, 2011
Accumulated OCI derivative loss January 1, 2011	$2,526
Effective portion of changes in fair value	663
Reclassifications from accumulated OCI derivative loss to earnings	(650)
Foreign currency translation	1

Accumulated OCI derivative loss at March 31, 2011	$2,540

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2011	2010
Foreign Exchange Contracts	$615	$(738)
Natural Gas Contracts	48	1,313

Total	$663	$575

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2011	2010
Foreign Exchange Contracts	Cost of products sold	$7	$(40)
Currency Swap	Interest expense	—	(121)
Natural Gas Contracts	Cost of products sold	(657)	(486)

Total		$(650)	$(647)

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of (Gain) or	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2011	2010
Foreign Exchange Contracts	Other expense — net	$2	$(1)
Currency Swap	Other expense — net	—	—
Natural Gas Contracts	Other expense — net	—	—

Total		$2	$(1)

*	Assuming market rates remain constant with the rates at March 31, 2011, a loss of $2.0 million is expected to be recognized in earnings over the next 12 months.

**	For the three months ended March 31, 2011 and 2010, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.
The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	March 31,	December 31,
(in thousands except for mmbtu)	2011	2010
Natural gas contracts (mmbtu)	425,000	985,000
Foreign exchange contracts	$35,978	$20,727
Other
The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of (Gain) or	Three Months Ended
Derivatives Not Designated as	Loss Recognized in	March 31,
Hedging Instruments Under ASC 815:	Income on Derivatives	2011	2010
Foreign Exchange Contracts *	Other expense — net	$318	$156

Total		$318	$156

*	As of March 31, 2011 and 2010, these foreign exchange contracts were entered into and settled during the respective periods.
Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to certain of its subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than eighteen months from the contract inception date. Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Management’s policy for managing natural gas exposure is to use derivatives to hedge from zero to 75% of the forecasted natural gas requirements. These cash flow hedges span up to thirty-six months from the contract inception date. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.
8. Contingencies
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the balance recorded was $3.7 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $0.2 million of environmental remediation costs for the period ended March 31, 2011 and zero for the period ended March 31, 2010. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the determination of the final scope of work, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company had commissioned a more definitive environmental assessment to be performed to better understand the extent of contamination and appropriate methodologies for remediation. During the second quarter of 2011, the Company expects to complete and evaluate the assessment. The Company also expects that remediation activities will commence during the latter part of the second quarter.

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
The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, respectively. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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
On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Company’s appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the Chinese respondents. The Commerce Department is scheduled to transmit its redetermination to the Court in May 2011. Although the timing for the final resolution of appeals is at the discretion of the Court and is not subject to a specific deadline, it is expected that all issues in the appeals concerning POR I will be finally concluded by the U.S. Court of International Trade by the end of 2011. For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million.

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
On November 17, 2010, the Commerce Department announced the results of its review of the tariff period beginning April 1, 2008 through March 31, 2009 (period of review (POR) II). Since the Company was not involved in this review our deposit rates did not change from the rate of 14.51% established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59% deposit rate but will be collected on a $0.127 per pound basis.
On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing was challenged by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon (Tianjin). On April 25, 2011, the Commerce Department released the preliminary results for POR III and Calgon Carbon (Tianjin’s) rate was estimated to be approximately 2%. The antidumping rates for POR III remain subject to final determination, which is not expected to be before August 2011 and can be extended until November 2011. Should the Company’s tariff rate for POR III be finally determined to be 2%, the Company would be entitled to refunds of tariff deposits of approximately $1.1 million, plus interest.
On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the antidumping tariff order covering the period April 1, 2010 through March 31, 2011 (POR IV). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. Again Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product. The Commerce Department should finalize selection of mandatory respondents for POR IV by the end of May 2011. For the period April 1, 2010 through March 31, 2011 (POR IV), the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to rates at which deposits were made would not result in a significant payment or refund.
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
The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has indicated that it is willing to work towards a comprehensive resolution of all the issues. The DOJ and EPA have informally indicated that such a comprehensive resolution may be possible depending upon the results of additional testing to be completed but that the agencies will expect significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved in response to the NOV or the CERCLA Notice. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not listed hazardous waste as has been determined by the KYDEP. The Company is conducting negotiations with the DOJ and EPA to attempt to settle the issues. The Company cannot predict with any certainty the probable outcome of this matter. In the fourth quarter of 2010, the Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.
By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the three month period ended March 31, 2011. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
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
The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2011 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of December 31, 2010	$20,183	$6,667	$60	$26,910
Foreign exchange	105	49	—	154

Balance as of March 31, 2011	$20,288	$6,716	$60	$27,064

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2011 and December 31, 2010, respectively.

		March 31, 2011
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,147)	$222
Customer Relationships	16.0 Years	10,450	(166)	(7,307)	2,977
Product Certification	5.4 Years	5,327	—	(2,331)	2,996
Unpatented Technology	20.0 Years	2,875	—	(1,889)	986
Licenses	20.0 Years	964	133	(52)	1,045

Total	14.0 Years	$20,985	$(33)	$(12,726)	$8,226

		December 31, 2010
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,128)	$241
Customer Relationships	16.0 Years	10,450	(239)	(7,138)	3,073
Product Certification	5.4 Years	5,327	—	(2,116)	3,211
Unpatented Technology	20.0 Years	2,875	—	(1,848)	1,027
Licenses	20.0 Years	964	151	(52)	1,063

Total	14.0 Years	$20,985	$(88)	$(12,282)	$8,615

For the three months ended March 31, 2011 and 2010, the Company recognized $0.4 million and $0.4 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:

2011	$1,675
2012	1,485
2013	1,410
2014	1,310
2015	716
10. Borrowing Arrangements
Short-Term Debt

	March 31,	December 31,
	2011	2010

Borrowings under Japanese Credit Facility	$—	$2,962
Borrowings under Japanese Working Capital Loan	—	18,480

Total	$—	$21,442

Long-Term Debt

	March 31,	December 31,
	2011	2010

Borrowings under Japanese Working Capital Loan	$21,135	$—
Borrowings under Japanese Term Loan	5,821	6,924

Other	196
Less current portion of long-term debt	2,926	3,203

Net	$24,226	$3,721

Credit Facility
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at March 31, 2011 was $92.8 million, after considering outstanding letters of credit.
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of March 31, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.
The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of March 31, 2011 and December 31, 2010, there are no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of March 31, 2011 and December 31, 2010, respectively.

Belgian Loan and Credit Facility
On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euro, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which has yet to occur. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist and the Company had no outstanding borrowings under the Belgian Loan as of March 31, 2011 and December 31, 2010, respectively.
The Company also maintains a Belgian credit facility totaling 1.5 million Euro which is secured by cash collateral of 750 thousand Euro. The cash collateral is shown as restricted cash within the Condensed Consolidated Balance Sheet as of March 31, 2011. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2011 and December 31, 2010, respectively. Bank guarantees of 1.4 million Euros were issued as of March 31, 2011.
United Kingdom Credit Facility
The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. This credit facility is secured with a U.S. bank guarantee. Bank guarantees of 0.4 million British Pounds Sterling were issued as of March 31, 2011.
Japanese Loans and Credit Facility
On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.
CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.9 million is recorded as current and 242.0 million Japanese Yen or $2.9 million is recorded as long-term debt within the Condensed Consolidated Balance Sheet included in Item 1 at March 31, 2011. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at March 31, 2011. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred on a bi-weekly basis in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s Condensed Consolidated Statement of Cash Flows presented within Item 1. Total borrowings outstanding under the Japanese Working Capital Loan were 1.8 billion Japanese Yen or $21.1 million at March 31, 2011, and are shown as long-term debt within the Condensed Consolidated Balance Sheet presented in Item 1.

Fair Value of Debt
At March 31, 2011, the Company had approximately $27.0 million of borrowings under various Japanese credit agreements described above and $0.2 million of other borrowings. The recorded amounts are based on prime rates, and accordingly, the carrying value of these obligations approximate their fair value.
Maturities of Long-Term Debt
The Company is obligated to make principal payments on debt outstanding at March 31, 2011 of $2.2 million in 2011, $24.1 million in 2012, $0.8 million in 2013, $28 thousand annually from 2014 through 2017, and $5 thousand in 2018.
11. Pensions
U.S. Plans:
For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31
Pension Benefits	2011	2010

Service cost	$218	$223
Interest cost	1,216	1,241
Expected return on plan assets	(1,613)	(1,284)
Amortization of prior service cost	7	29
Net actuarial loss amortization	398	400

Net periodic pension cost	$226	$609

The expected long-term rate of return on plan assets is 8.00% in 2011.
Employer Contributions
In its 2010 financial statements, the Company disclosed that it expected to contribute $2.0 million to its U.S. pension plans in 2011. As of March 31, 2011, the Company has contributed $1.0 million. The Company expects to contribute the remaining $1.0 million over the remainder of the year.

European Plans:
For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2011 and 2010:

	Three Months Ended March 31
Pension Benefits	2011	2010

Service cost	$38	$136
Interest cost	498	484
Expected return on plan assets	(372)	(343)
Amortization of net transition amount	—	3
Net actuarial loss amortization	18	37
Foreign currency exchange	3	(9)

Net periodic pension cost	$185	$308

The expected long-term rate of return on plan assets ranges from 5.20% to 6.40% in 2011.
Employer Contributions
In its 2010 financial statements, the Company disclosed that it expected to contribute $1.6 million to its European pension plans in 2011. As of March 31, 2011, the Company contributed $0.4 million. The Company expects to contribute the remaining $1.2 million over the remainder of the year.
Defined Contribution Plans:
The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 3% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 50% of the employee contribution up to a maximum of 1% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching contributions for non-represented employees vest immediately. Employer fixed and discretionary contributions vest after two years of service. For each bargaining unit employee at the Catlettsburg, Kentucky facility, the Company contributes a maximum of $25.00 per month to the plan. As of June 8, 2010, under this facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan. The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked. The Company will then make additional lump sum contributions to employees that have converted of $5,000 per year on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan. As a result, employees that have converted will be excluded from the aforementioned $25.00 match. For bargaining unit employees hired after June 8, 2010, and for employees voluntarily converting to the enhanced defined contribution plan, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan (Thrift/Savings Plan) for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.5 million and $0.4 million for the periods ended March 31, 2011 and 2010, respectively.
12. Basic and Diluted Net Income Per Common Share
Computation of basic and diluted net income per common share from operations is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010

Income from operations available to common shareholders	$8,477	$9,476
Weighted Average Shares Outstanding
Basic	56,124,101	55,708,492
Effect of Dilutive Securities	768,641	1,016,585

Diluted	56,892,742	56,725,077

Net income
Basic	$0.15	$0.17
Diluted	$0.15	$0.17

For the three months ended March 31, 2011 and 2010, there were 132,436 and 145,358 of stock options that were excluded from the dilutive calculations as the effect would have been antidilutive.
13. Income Taxes
Unrecognized Income Tax Benefits
As of March 31, 2011 and December 31, 2010, the Company’s gross unrecognized income tax benefits were $11.8 million and $11.2 million, respectively. If recognized, $5.3 million and $4.9 million of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2011 and December 31, 2010, respectively. At this time, the Company believes that it is reasonably possible that approximately $3.9 million of the estimated unrecognized tax benefits as of March 31, 2011, related primarily to transfer pricing, will be recognized within the next twelve months based on the expiration of statutory periods of which $0.7 million will impact the Company’s effective tax rate.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1.
Results of Operations
Consolidated net sales increased by $21.5 million or 20.8% for the quarter ended March 31, 2011 versus the quarter ended March 31, 2010. Calgon Carbon Japan’s (CCJ) sales, which were not reported on a consolidated basis for the quarter ended March 31, 2010, accounted for approximately 83% of the increase. The total positive impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2011 was $0.9 million versus the comparable 2010 period.
Net sales for the quarter ended March 31, 2011 for the Activated Carbon and Service segment increased $22.4 million or 24.8% versus the similar 2010 period. Approximately $17.9 million of the increase relates to sales from CCJ, as mentioned above. Sales from the Company’s traditional business also contributed to the increase due to higher sales in four of the Company’s six markets: industrial process $2.4 million, municipal $2.4 million, environmental water treatment $1.0 million, and specialty carbon $0.9 million. Partially offsetting these increases was lower demand in the environmental air treatment and food markets of $1.1 million and $1.0 million, respectively. The decline in demand for the environmental air treatment market was primarily as a result of a change in mercury removal requirements in one Canadian province; the temporary shutdown of certain customers’ coal-fired electric generating units for maintenance; and one customer’s decision to temporarily shift some production from coal-fired to hydroelectric generating facilities. Net sales for the Equipment segment decreased $1.0 million or 10.3% in the first quarter 2011 versus the comparable 2010 period. The decrease was primarily due to lower revenue from carbon adsorption systems and ion exchange systems of $1.1 million and $0.3 million, respectively. Partially offsetting this decrease was an increase in revenue recognized for UV systems of $0.4 million. Net sales for the quarter ended March 31, 2011 for the Consumer segment were comparable for the quarter ended March 31, 2011 versus the quarter ended March 31, 2010.
Net sales less cost of products sold, as a percentage of net sales, was 33.3% for the quarter ended March 31, 2011 compared to 36.1% for the similar 2010 period, a 2.8 percentage point decrease. The decrease was all in the Activated Carbon and Service segment which was primarily related to sales from CCJ whose margins were lower than the overall Company average. The Equipment and Consumer segments for the quarter ended March 31, 2011 were comparable to the quarter ended March 31, 2010. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

The depreciation and amortization increase of $0.5 million during the quarter ended March 31, 2011 versus the quarter ended March 31, 2010 was primarily due to increased depreciation related to capital improvements at the Company’s Feluy, Belgium facility of $0.3 million and $0.2 million as a result of the addition of CCJ.
Selling, general and administrative expenses increased $2.6 million for the quarter ended March 31, 2011 versus the comparable 2010 quarter which included $2.5 million related to the addition of CCJ.
Research and development expenses for the quarter ended March 31, 2011 increased $0.3 million versus the similar 2010 period which relates primarily to the addition of CCJ.
Interest income and expense were comparable for the quarter ended March 31, 2011 versus March 31, 2010.
As a result of the acquisitions of Zwicky, Hyde, and an additional interest in its Japanese joint venture which are more fully described within Note 1 to the Condensed Consolidated Financial Statements included in Item 1, the Company recorded a gain of $2.7 million during the quarter ended March 31, 2010 which was retrospectively adjusted by $0.5 million from the originally reported 2010 results.
Other expense — net was comparable for the quarter ended March 31, 2011 versus March 31, 2010.
The Company recorded an income tax provision of $4.7 million and $5.5 million for the three month periods ended March 31, 2011 and 2010, respectively. The decrease in tax expense primarily relates to the decrease in income from operations before income tax and equity in income from equity investments.
The effective tax rate for the quarter ended March 31, 2011 was 35.8% compared to 37.1% for the quarter ended March 31, 2010. The quarter ended March 31, 2011 tax rate was slightly higher than the statutory Federal income tax rate mainly due to state taxes which were partially offset by net favorable permanent deductions.
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
Equity in income from equity investments for the quarter ended March 31, 2010 was $0.1 million and related to the former joint venture of Calgon Mitsubishi Chemical Corporation (CMCC).

Financial Condition
Working Capital and Liquidity
Cash flows provided by operating activities were $7.6 million for the period ended March 31, 2011 compared to $17.1 million for the comparable 2010 period. The $9.5 million decrease is primarily due to unfavorable working capital changes principally related to accounts payable, accrued liabilities, and accrued interest. This unfavorability was in part due to a $4.3 million payment made related to the settlement of a lawsuit that had been accrued for as of December 31, 2010.
The Company utilized cash for the purchase of businesses, net of cash acquired, of $2.1 million related to the acquisitions made during the period ended March 31, 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).
Common stock dividends were not paid during the quarters ended March 31, 2011 and 2010, respectively.
Credit Facility
On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at March 31, 2011 was $92.8 million, after considering outstanding letters of credit.
The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of March 31, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of March 31, 2011 and December 31, 2010, there are no outstanding borrowings under the Revolving Credit Facility.
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
The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of March 31, 2011 and December 31, 2010, respectively.
Japanese Loans and Credit Facility
On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.
CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.9 million is recorded as current and 242.0 million Japanese Yen or $2.9 million is recorded as long-term debt within the Condensed Consolidated Balance Sheet included in Item 1 at

March 31, 2011. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012 and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at March 31, 2011. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred on a bi-weekly basis in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s Condensed Consolidated Statement of Cash Flows presented within Item 1. Total borrowings outstanding under the Japanese Working Capital Loan were 1.8 billion Japanese Yen or $21.1 million at March 31, 2011, and are shown as long-term debt within the Condensed Consolidated Balance Sheet presented in Item 1.
Contractual Obligations
The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of March 31, 2011, there have been no material changes in the payment terms of debt agreements, lease agreements and unconditional purchase obligations since December 31, 2010, except for the renewal of the Company’s Japanese Working Capital Loan which matured on March 31, 2011 (Refer to Note 10 to the Condensed Consolidated Financial Statements included in Item 1) and was renewed until April 4, 2012. The Company is obligated to make principal payments on debt outstanding at March 31, 2011 of $2.2 million in 2011, $24.1 million in 2012, $0.8 million in 2013, $28 thousand annually from 2014 through 2017, and $5 thousand in 2018.
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
Capital Expenditures and Investments
Capital expenditures for property, plant and equipment totaled $12.7 million for the three months ended March 31, 2011 compared to expenditures of $8.9 million for the same period in 2010. The expenditures for the period ended March 31, 2011 consisted primarily of improvements to the Company’s manufacturing facilities and information technology systems of $10.4 million and $1.0 million, respectively. The comparable 2010 period consisted primarily of improvements to the Company’s manufacturing facilities of $5.1 million and $1.1 million for customer capital. Capital expenditures for 2011 are projected to be approximately $85.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.
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
By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised less than 8% of its total revenue for the three month period ended March 31, 2011. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.
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
In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the balance recorded was $3.7 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $0.2 million of environmental remediation costs for the period ended March 31, 2011 and zero for the period ended March 31, 2010. It is reasonably possible that a change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The ultimate remediation costs are dependent upon, among other things, the requirements of any state or federal environmental agencies, the remediation methods employed, the determination of the final scope of work, and the extent and types of contamination which will not be fully determined until experience is gained through remediation and related activities. The Company had commissioned a more definitive environmental assessment to be performed to better understand the extent of contamination and appropriate methodologies for remediation. During the second quarter of 2011, the Company expects to complete and evaluate the assessment. The Company also expects that remediation activities will commence during the latter part of the second quarter.
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

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, respectively. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.
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
On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Company’s appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the

Chinese respondents. The Commerce Department is scheduled to transmit its redetermination to the Court in May 2011. Although the timing for the final resolution of appeals is at the discretion of the Court and is not subject to a specific deadline, it is expected that all issues in the appeals concerning POR I will be finally concluded by the U.S. Court of International Trade by the end of 2011. For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million.
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
On November 17, 2010, the Commerce Department announced the results of its review of the tariff period beginning April 1, 2008 through March 31, 2009 (period of review (POR) II). Since the Company was not involved in this review our deposit rates did not change from the rate of 14.51% established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59% deposit rate but will be collected on a $0.127 per pound basis.
On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing was challenged by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon (Tianjin). During the POR III period, the Company continued to make tariff deposits at the 14.51% rate. On April 25, 2011, the Commerce Department released the preliminary results for POR III and Calgon Carbon (Tianjin’s) rate was estimated to be approximately 2%. The antidumping rates for POR III remain subject to final determination, which is not expected to be before August 2011 and can be extended until November 2011. Should the Company’s tariff rate for POR III be finally determined to be 2%, the Company would be entitled to refunds of tariff deposits of approximately $1.1 million, plus interest.
On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the antidumping tariff order covering the period April 1, 2010 through March 31, 2011 (POR IV). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. Again

Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product. The Commerce Department should finalize selection of mandatory respondents for POR IV by the end of May 2011. For the period April 1, 2010 through March 31, 2011 (POR IV), the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to rates at which deposits were made would not result in a significant payment or refund.
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
Outlook
Activated Carbon and Service
The Company believes activated carbon and service sales volume for 2011 will continue to increase over 2010. Sales volume growth in 2011 is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulation; a full year of sales from the Calgon Carbon Japan subsidiary in which the Company acquired the remaining interest in as of March 31, 2011; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; and, other factors discussed below.
Most of the markets that the Company serves continued to strengthen in the first quarter of 2011. Of special note was the potable water market which continued to benefit from an increase in commercial demand, as well as a U.S. Federal mandate for the prevention/removal of disinfection by-products from drinking water. The Company believes that growth in this market will continue as companies continue to comply with these environmental regulations. Sales to the industrial process market in the U.S. also continued to strengthen in the first quarter of 2011. The Company experienced a temporary decline in sales in the environmental air market as a result of a change in mercury removal requirements in one Canadian province; the temporary shutdown of certain customers’ coal-fired electric generating units for maintenance; and one customer’s decision to temporarily shift some production from coal-fired to hydroelectric generating facilities. However, the Company believes that sales in 2011 will remain steady due to state regulations requiring removal of mercury from coal-fired power plant flue gas.
While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009, current trends do not indicate signs of pricing pressure, and the Company expects that this will remain the case in 2011. During the first quarter of 2011, the price of Chinese coal-based activated carbon and coconut carbon increased significantly. The Company instituted global price increases effective November 1, 2010 and has started to see some of the impact on its financial results in the first quarter of 2011. Because of existing contracts, outstanding bids and other factors, it typically takes twelve months for the full effect of the price increase to be realized.
During 2010, the Company made significant research and development expenditures for second generation products aimed at significantly reducing the amount of Powder Activated Carbon (PAC) required for mercury removal as compared to competitive products. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The Company’s sales of PAC for mercury removal grew 81% in 2010 compared to the previous year. The current U.S. driver of sales to owners of coal-fired power plants is state regulations as we await final action by the EPA. The EPA does have regulations in effect for cement manufacturers and we are also awaiting EPA regulations for industrial boilers and gold mining. The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. In March 2011, the EPA issued proposed mercury emission standards for coal-fired power plants that are expected to be finalized by November 2011. The Company currently estimates that annual, total demand for mercury removal in North America could be as high as 220 million pounds in 2011 and 2012; and, 500 to 750 million pounds by 2015.
The need for municipal drinking water utilities to comply with the Environmental Protection Agency’s Stage 2 Disinfection By-Product (DBP) Rule is expected to be yet another growth driver for the Company. DBP’s are compounds that form when natural decaying organic chemicals present in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States by as much as 100 million pounds by 2015. The Company’s reactivation facilities in California and Ohio received certification from NSF (National Science Foundation) International during 2010. This certification verifies that the reactivated carbon is safe for reuse in municipal water treatment applications. In 2010, custom reactivated carbon accounted for 13% of the Company’s municipal water revenue.
Driven by these market forces, the Company currently plans to make significant capital expenditures in 2011 which are currently projected to be approximately $85 million. The Company is investing in a reactivation capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. Currently, the Belgium expansion is expected to be on-line in the second quarter of 2011 while the China service facility is currently scheduled to commence operation during the fourth quarter of 2011. The site in the northeast United States is not currently scheduled to begin operating until the first half of 2012. In the fourth quarter of 2010, the Company re-started its Datong, China plant. This plant, which produces virgin carbon, has an annual capacity of approximately 22 million pounds.

In addition to these initiatives, the Company plans to continue increasing its presence throughout the world. On March 31, 2011, the Company acquired full ownership of its former joint venture in Japan (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). This acquisition will increase the Company’s capabilities in the world’s second largest geographical market by country for activated carbon. In Europe, the Company acquired Zwicky Denmark and Sweden, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon, in January 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served. In 2011, the Company will look to begin expanding its operations in both Mexico and South America.
On March 11, 2011, a magnitude 8.9 earthquake and subsequent tsunami struck Japan. At this time it appears that there has been no damage to the Company’s infrastructure in Japan, and no employees have been injured. The Company will continue to monitor how the earthquake might affect the general economic and market conditions in Japan as the recovery moves forward.
Equipment
The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. The Company believes that U.S demand for its ultraviolet light (UV) systems is expected to hold as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. The Company estimates the total global market for this application to be $250 million through 2015. Backlog for the Equipment segment as of March 31, 2011 was $33.4 million and includes the award of a major contract which is described below.
In 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV technology to treat marine ballast water (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC. With the recent ratification by Iran, the BWMC has been signed by 28 countries representing approximately 25% of the world’s current gross tonnage. The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The total ballast water treatment market is expected to exceed $15 billion. The U.S. Coast Guard is now working with the U.S. EPA to prepare its own regulations which are expected to be similar to the IMO convention and could be announced in the third quarter of 2011.
Hyde Marine’s Hyde Guardian® system (Guardian), which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency. Type Approval confirms compliance with the BWMC. This strategic acquisition has provided the Company immediate entry into a global, legislative-driven market with major long-term growth potential. Since its acquisition, Hyde Marine has obtained orders for more than 80 systems. One contract awarded during the third quarter of 2010, was for ballast water treatment systems totaling $19.8 million that will have a positive impact on revenue and income in 2011. During the first four months of 2011, Hyde Marine has been responding to an average of eight or more proposals per week.
Consumer
The Company believes that the slowing economy contributed to decreased demand for its Consumer products. As a result of a 2010 legal settlement, the Company is exiting the PreZerve® product line. The Company expects that 2011 sales for its carbon cloth will be at a higher level as compared to 2010.
Environmental Compliance
As set forth under Item 2 “Regulatory Matters” and Note 8 to the Condensed Consolidated Financial Statements included in Item 1, the Company is involved in negotiations with the EPA and DOJ with respect to the resolution of various alleged environmental violations. If the negotiations result in an agreement by the Company to undertake process modifications and/or remediation at the Company’s Catlettsburg, Kentucky facility, significant costs and/or capital expenditures, perhaps in excess of $10.0 million, may be required. While the Company believes it will have adequate liquidity to pay such costs and expenditures, doing so may adversely affect the Company’s pursuit of its strategic growth plans.
Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the Company’s exposure to market risk from December 31, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures:
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011. These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:
There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 to the unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 contained herein.
Item 1a. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2010.
Item 2c. Unregistered Sales of Equity Securities and Use of Proceeds

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs
January 1 — January 31, 2011	113	$15.30	—	—
February 1 — February 28,	12,089	$14.36	—	—
March 1 — March 31, 2011	17,306	$14.26	—	—
(a) This column includes purchases under Calgon Carbon’s Equity Incentive Plan which represented withholding taxes due from employees relating to the restricted share awards issued on January 2, 2011; February 8, 2011; February 28, 2011; and March 4, 2011. Future purchases under this plan will be dependent upon employee elections and forfeitures.
Item 6. Exhibits

Exhibit No.	Description	Method of filing
10.1	Employment Agreement by and between Calgon Carbon Corporation and Stevan R. Schott made February 14, 2011 and effective January 1, 2011	(a)

10.2	Contract Amendment Document dated March 31, 2011 by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation	(b)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit No.	Description	Method of filing
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 15, 2011

(b)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 4, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)
Date: May 6, 2011	/s/ Stevan R. Schott
Stevan R. Schott
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
10.1	Employment Agreement by and between Calgon Carbon Corporation and Stevan R. Schott made February 14, 2011 and effective January 1, 2011	(a)

10.2	Contract Amendment Document dated March 31, 2011 by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation	(b)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 15, 2011

(b)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 4, 2011