Form 10-Q
period 2011-06-30
CALGON CARBON CORPORATION
filed 2011-08-08
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2011
Common Stock, $.01 par value per share	56,495,962 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED June 30, 2011

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

I N D E X

		Page

PART 1 – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Introduction to the Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1a.	Risk Factors	49

Item 6.	Exhibits	49

SIGNATURES		50

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures contained herein are adequate to make the information presented herein not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements contained herein reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of the Company’s financial results for the interim periods presented. Operating results for the first six months of 2011 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Net sales	$135,298	$123,574	$259,678	$223,059
Net sales to related parties	—	—	—	3,442

Total	135,298	123,574	259,678	226,501

Cost of products sold (excluding depreciation and amortization)	90,864	80,512	173,853	146,303
Depreciation and amortization	5,655	5,261	11,195	10,338
Selling, general and administrative expenses	20,798	19,997	41,362	38,161
Research and development expenses	1,701	2,047	3,469	3,534
Environmental and litigation contingencies	(1,135)	11,500	(956)	11,500

	117,883	119,317	228,923	209,836

Income from operations	17,415	4,257	30,755	16,665

Interest income	120	88	183	204
Interest expense	(62)	(86)	(80)	(94)
Gain on acquisitions (Note 1)	—	—	—	2,666
Other expense—net	(46)	(172)	(236)	(475)

Income from operations before income tax and equity in income from equity investments	17,427	4,087	30,622	18,966

Income tax provision	6,136	1,171	10,854	6,686

Income from operations before equity in income from equity investments	11,291	2,916	19,768	12,280

Equity in income from equity investments	—	—	—	112

Net income	$11,291	$2,916	$19,768	$12,392

Net income per common share
Basic:	$0.20	$0.05	$0.35	$0.22
Diluted:	$0.20	$0.05	$0.35	$0.22

Weighted average shares outstanding
Basic	56,188,445	55,829,588	56,156,451	55,769,509
Diluted	57,053,522	56,748,454	56,973,576	56,736,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,927	$33,992
Restricted cash	1,275	1,173
Receivables (net of allowance of $1,328 and $1,743)	92,490	94,354
Revenue recognized in excess of billings on uncompleted contracts	9,958	7,461
Inventories	113,201	101,693
Deferred income taxes – current	17,236	19,668
Other current assets	13,479	13,707

Total current assets	261,566	272,048

Property, plant and equipment, net	217,623	186,834
Equity investments	212	212
Intangibles	7,830	8,615
Goodwill	27,078	26,910
Deferred income taxes – long-term	2,210	2,387
Other assets	4,408	4,557

Total assets	$520,927	$501,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,439	$65,921
Billings in excess of revenue recognized on uncompleted contracts	3,485	2,971
Payroll and benefits payable	10,712	10,978
Accrued income taxes	137	659
Short-term debt	18,019	21,442
Current portion of long-term debt	3,010	3,203

Total current liabilities	93,802	105,174

Long-term debt	4,098	3,721
Deferred income taxes – long-term	10,467	6,979
Accrued pension and other liabilities	42,164	42,451

Total liabilities	150,531	158,325

Redeemable non-controlling interest (Note 1)	—	274
Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 59,090,934 and 58,989,578 shares issued	591	590
Additional paid-in capital	170,589	169,284
Retained earnings	227,783	208,015
Accumulated other comprehensive income (loss)	2,706	(4,074)

	401,669	373,815
Treasury stock, at cost, 3,100,228 and 3,070,720 shares	(31,273)	(30,851)

Total shareholders’ equity	370,396	342,964

Total liabilities and shareholders’ equity	$520,927	$501,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,

	2011	2010
Cash flows from operating activities
Net income	$19,768	$12,392
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 1)	—	(2,666)
Environmental and litigation contingencies	(956)	11,500
Depreciation and amortization	11,195	10,338
Equity in income from equity investments - net	—	(112)
Employee benefit plan provisions	832	1,434
Stock-based compensation	1,305	1,388
Deferred income tax	6,202	(283)
Changes in assets and liabilities:
Decrease (increase) in receivables	4,336	(3,077)
Increase in inventories	(9,240)	(768)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(1,707)	(6,892)
(Decrease) increase in accounts payable, accrued liabilities, and accrued interest	(9,378)	6,653
Pension contributions	(3,690)	(7,561)
Other items – net	952	(57)

Net cash provided by operating activities	19,619	22,289

Cash flows from investing activities
Purchase of businesses – net of cash (Note 1)	—	(2,103)
Property, plant and equipment expenditures	(36,246)	(16,999)
Proceeds from disposals of property, plant and equipment	—	56
Cash pledged for collateral	—	(1,066)
Cash released from collateral	—	5,289

Net cash used in investing activities	(36,246)	(14,823)

Cash flows from financing activities
Revolving credit facility borrowings (Note 10)	147,086	—
Revolving credit facility repayments (Note 10)	(149,250)	—
Proceeds from debt obligations (Note 10)	373	6,587
Reductions of debt obligations (Note 10)	(1,724)	(6,770)
Treasury stock purchased	(422)	(933)
Common stock issued	117	223
Excess tax benefit from stock-based compensation	116	399

Net cash used in financing activities	(3,704)	(494)

Effect of exchange rate changes on cash	266	34

(Decrease) increase in cash and cash equivalents	(20,065)	7,006
Cash and cash equivalents, beginning of period	33,992	38,029

Cash and cash equivalents, end of period	$13,927	$45,035

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

The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million. The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.3 million which is included in the gain on acquisitions in the Company’s Condensed Consolidated Statement of Income for the six month period ended June 30, 2010. The Company recorded an estimated earnout liability of $0.6 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation. This liability, which the Company evaluates and adjusts at the end of each reporting period, is recorded in accrued pension and other liabilities within the Condensed Consolidated Balance Sheet.

Calgon Mitsubishi Chemical Corporation (CMCC)

On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%. The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million. Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ). CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million. The original $2.4 million obligation to purchase these remaining shares (the redeemable noncontrolling interest) was reduced by $2.1 million for working capital and other adjustments related to indemnification claims that were previously estimated. On March 31, 2011, the remaining shares held by MCC were acquired with no payment due. Therefore, the Company recorded a $0.3 million gain in Other expense – net within the Company’s Condensed Consolidated Statement of Income for the six month period ended June 30, 2011. The ownership of CCJ triples the Company’s sales revenue in Asia and adds to its workforce and infrastructure in Japan, the world’s second largest activated carbon market. The results of CCJ are reflected in the Company’s Activated Carbon and Service segment.

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

Subsequent to their acquisition and excluding the related net gains of $2.7 million, these entities contributed the following to the Company’s consolidated operating results for the three and six month periods ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Revenue	$15,599	$16,652
Net loss	$(76)	$(498)

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Net sales	$123,574	$243,707
Net income	$2,916	$11,659
Net income per common share
Basic	$0.05	$0.21
Diluted	$0.05	$0.21

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

The results for the six month period ended June 30, 2010 exclude approximately $2.7 million of gains associated with the acquisitions.

2.	Inventories:

	June 30, 2011	December 31, 2010

Raw materials	$26,139	$24,178
Finished goods	87,062	77,515

	$113,201	$101,693

3.	Supplemental Cash Flow Information:

Cash paid for interest during the six months ended June 30, 2011 and 2010 was $0.3 million and $0.1 million, respectively. Income taxes paid, net of refunds, were $4.3 million and $7.3 million, for the six months ended June 30, 2011 and 2010, respectively.

The Company has reflected $0.9 million and $1.3 million of its capital expenditures as a decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2011 and 2010, respectively.

4.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2011 and 2010.

5.	Comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Net income	$11,291	$2,916	$19,768	$12,392
Other comprehensive income (loss), net of taxes	2,352	(2,524)	6,780	(7,578)

Comprehensive income	$13,643	$392	$26,548	$4,814

The only matters contributing to the other comprehensive income during the three and six months ended June 30, 2011 was the foreign currency translation adjustment of $2.1 million and $6.5 million, respectively; the changes in employee benefit accounts of $0.2 million and $0.4 million, respectively; and the change in the fair value of the derivative instruments of $(41) thousand and $(0.1) million, respectively. The only matters contributing to the other comprehensive loss during the three and six months ended June 30, 2010 was the foreign currency translation adjustment of $(4.1) million and $(9.9) million, respectively; the changes in employee benefit accounts of $0.9 million and $1.4 million, respectively; and the change in the fair value of the derivative instruments of $0.7 million and $0.9 million, respectively.

6.	Segment Information:

The Company’s management has identified three segments based on the product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular and powder activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: carbon adsorption, ultraviolet light, ballast water, and advanced ion exchange separation. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Net Sales
Activated Carbon and Service	$121,522	$110,381	$234,406	$200,833
Equipment	11,681	11,129	20,798	21,289
Consumer	2,095	2,064	4,474	4,379

	$135,298	$123,574	$259,678	$226,501

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$24,889	$9,275	$43,957	$26,962
Equipment	(483)	243	(866)	(72)
Consumer	(1,336)	—	(1,141)	113

	23,070	9,518	41,950	27,003
Depreciation and amortization
Activated Carbon and Service	5,015	4,594	9,890	9,068
Equipment	520	550	1,067	1,036
Consumer	120	117	238	234

	5,655	5,261	11,195	10,338

Income from operations	17,415	4,257	30,755	16,665

Reconciling items:
Interest income	120	88	183	204
Interest expense	(62)	(86)	(80)	(94)
Gain on acquisitions	—	—	—	2,666
Other expense – net	(46)	(172)	(236)	(475)

Income from operations before income tax and equity in income from equity investments	$17,427	$4,087	$30,622	$18,966

	June 30, 2011	December 31, 2010
Total Assets
Activated Carbon and Service	$465,885	$441,415
Equipment	46,416	49,860
Consumer	8,626	10,288

Consolidated total assets	$520,927	$501,563

7.	Derivative Instruments

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Balance Sheet Locations	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$11	$321
Natural gas contracts	Other current assets	2	2
Currency swap	Other assets	—	37
Foreign exchange contracts	Other assets	8	—
Natural gas contracts	Other assets	4	6

Total derivatives designated as hedging instruments under ASC 815		25	366

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	54	34

Total asset derivatives		$79	$400

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

Liability Derivatives	Balance Sheet Locations	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$840	$243
Natural gas contracts	Accounts payable and accrued liabilities	900	1,608
Foreign exchange contracts	Accrued pension and other liabilities	98	34
Natural gas contracts	Accrued pension and other liabilities	331	509

Total derivatives designated as hedging instruments under ASC 815		2,169	2,394

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	42	59

Total liability derivatives		$2,211	$2,453

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and six month periods ended June 30, 2011 and 2010, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Accumulated OCI derivative loss at April 1, 2011 and January 1, 2011, respectively	$2,540	$2,526
Effective portion of changes in fair value	685	1,347
Reclassifications from accumulated OCI derivative gain (loss) to earnings	(616)	(1,266)
Foreign currency translation	(10)	(8)

Accumulated OCI derivative loss at June 30, 2011	$2,599	$2,599

		Amount of (Gain) or Loss Recognized in OCI on Derivatives (Effective Portion) Three Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:		2011	2010

Foreign Exchange Contracts		$519	$(1,437)
Natural Gas Contracts		166	(231)

Total		$685	$(1,668)

		Amount of (Gain) or Loss Recognized in OCI on Derivatives (Effective Portion) Six Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:		2011	2010

Foreign Exchange Contracts		$1,133	$(2,176)
Natural Gas Contracts		214	1,083

Total		$1,347	$(1,093)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion) * Three Months Ended June 30,
		2011	2010

Foreign Exchange Contracts	Cost of products sold	$(40)	$83
Natural Gas Contracts	Cost of products sold	(576)	(282)

Total		$(616)	$(199)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion) * Six Months Ended June 30,

		2011	2010

Foreign Exchange Contracts	Cost of products sold	$(33)	$43
Currency Swap	Interest expense	—	(121)
Natural Gas Contracts	Cost of products sold	(1,233)	(768)

Total		$(1,266)	$(846)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) ** Three Months Ended June 30,

		2011	2010

Foreign Exchange Contracts	Other expense – net	$(2)	$(1)

Total		$(2)	$(1)

Derivatives in ASC 815 Cash Flow Hedging Relationships:	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) ** Six Months Ended June 30,

		2011	2010

Foreign Exchange Contracts	Other expense – net	$(4)	$(2)

Total		$(4)	$(2)

*	Assuming market rates remain constant with the rates at June 30, 2011, a loss of $2.1 million is expected to be recognized in earnings over the next 12 months.
**	For the three and six months ended June 30, 2011 and 2010, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	June 30, 2011	December 31, 2010
Natural gas contracts (mmbtu)	710,000	985,000
Foreign exchange contracts	$37,210	$20,727

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives Three Months Ended June 30,

		2011	2010

Foreign Exchange Contracts *	Other expense - net	$26	$(17)

Total		$26	$(17)

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives Six Months Ended June 30,

		2011	2010

Foreign Exchange Contracts *	Other expense - net	$(292)	$(173)

Total		$(292)	$(173)

*	As of June 30, 2011 and 2010, these foreign exchange contracts were entered into and settled during the respective periods.

Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European, Canadian, and Japanese subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than eighteen months from the contract inception date. Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Management’s policy for managing natural gas exposure is to use derivatives to hedge from zero to 75% of the forecasted natural gas requirements. These cash flow hedges currently span up to thirty-six months from the contract inception date. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.

8.	Contingencies

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, the balance recorded was $2.4 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $40 thousand and $0.2 million of environmental remediation costs for the three and six month periods ended June 30, 2011 and zero for the three and six month periods ended June 30, 2010. A $1.3 million reduction of the liability was recorded in the quarter ended June 30, 2011 related to a change in the estimate of the obligation as a result of a more definitive environmental assessment and a review of the current technology available to the Company to remediate the property. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The Company expects that remediation activities will commence during the fourth quarter of 2011 and be completed in late 2012.

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

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, respectively. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.

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

On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Company’s appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the Chinese respondents. The Commerce Department transmitted its redetermination to the Court in July 2011. Although the timing for the final resolution of appeals is at the discretion of the Court and is not subject to a specific deadline, it is expected that all issues in the appeals concerning POR I will be finally concluded by the U.S. Court of International Trade by the end of 2011. For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Since the Company was not involved in this review our deposit rates did not change from the rate of 14.51% established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59% but will be collected on a $0.127 per pound basis.

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

On April 25, 2011, the Commerce Department released the preliminary results for POR III and Calgon Carbon (Tianjin’s) rate was estimated to be approximately 2%. The antidumping rates for POR III remain subject to final determination, which is expected to be announced in late October 2011. Should the Company’s tariff rate for POR III be finally determined to be 2%, the Company would be entitled to refunds of tariff deposits of approximately $1.1 million plus interest.

On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the antidumping tariff order covering the period April 1, 2010 through March 31, 2011 (POR IV). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. Initially Albemarle Corporation requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product but subsequently withdrew its request. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51 % during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co.

The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received during the year ended December 31, 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in the fourth quarter of 2011 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, although the exact amount is impossible to determine.

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

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised approximately 8% of its total revenue for the six month period ended June 30, 2011. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

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

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2011 are as follows:

	Activated Carbon & Service Segment	Equipment Segment	Consumer Segment	Total

Balance as of December 31, 2010	$20,183	$6,667	$60	$26,910
Foreign exchange	107	61	—	168

Balance as of June 30, 2011	$20,290	$6,728	$60	$27,078

The following is a summary of the Company’s identifiable intangible assets as of June 30, 2011 and December 31, 2010, respectively.

		June 30, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,162)	$207
Customer Relationships	16.0 Years	10,450	(159)	(7,469)	2,822
Product Certification	5.4 Years	5,327	—	(2,537)	2,790
Unpatented Technology	20.0 Years	2,875	—	(1,929)	946
Licenses	20.0 Years	964	167	(66)	1,065

Total	14.0 Years	$20,985	$8	$(13,163)	$7,830

		December 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,128)	$241
Customer Relationships	16.0 Years	10,450	(239)	(7,138)	3,073
Product Certification	5.4 Years	5,327	—	(2,116)	3,211
Unpatented Technology	20.0 Years	2,875	—	(1,848)	1,027
Licenses	20.0 Years	964	151	(52)	1,063

Total	14.0 Years	$20,985	$(88)	$(12,282)	$8,615

For the three and six months ended June 30, 2011, the Company recognized $0.4 million and $0.9 million, respectively, of amortization expense related to intangible assets. For the three and six months ended June 30, 2010, the Company recognized $0.5 million and $0.9 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2011	$1,675
2012	1,485
2013	1,410
2014	1,310
2015	716

10.	Borrowing Arrangements

Short-Term Debt

	June 30,	December 31,
	2011	2010
Borrowings under Japanese Credit Facility	$—	$2,962
Borrowings under Japanese Working Capital Loan	18,019	18,480

Total	$18,019	$21,442

Long-Term Debt

	June 30,	December 31,
	2011	2010
Borrowings under Japanese Term Loan	$5,244	$6,924
Borrowings under Revolving Credit Facility	1,500	—
Belgian Loan Borrowings	174	—
Other	190	—
Less current portion of long-term debt	(3,010)	(3,203)

Net	$4,098	$3,721

Credit Facility

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at June 30, 2011 was $91.3 million, after considering outstanding borrowings and letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of June 30, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of June 30, 2011 and December 31, 2010, there were $1.5 million and zero outstanding borrowings under the Revolving Credit Facility, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of June 30, 2011 and December 31, 2010, respectively.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euro, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is fixed at 5.35%. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist. The Company had 120 thousand Euros and zero outstanding borrowings under the Belgian Loan as of June 30, 2011 and December 31, 2010, respectively.

The Company also maintains a Belgian credit facility totaling 1.5 million Euro which is secured by cash collateral of 750 thousand Euro. The cash collateral is shown as restricted cash within the Condensed Consolidated Balance Sheet as of June 30, 2011. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2011 and December 31, 2010, respectively. Bank guarantees of 1.5 million Euros were issued as of June 30, 2011.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of June 30, 2011.

Japanese Loans and Credit Facility

On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.

CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.9 million is recorded as current and 182.0 million Japanese Yen or $2.3 million is recorded as long-term debt within the Condensed Consolidated Balance Sheet at June 30, 2011. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at June 30, 2011. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s Condensed Consolidated Statement of Cash Flows. Total borrowings outstanding under the Japanese Working Capital Loan were 1.5 billion Japanese Yen or $18.0 million at June 30, 2011, and are shown as short-term debt within the Condensed Consolidated Balance Sheet.

Fair Value of Debt

At June 30, 2011, the Company had approximately $23.3 million of borrowings under various Japanese credit agreements described above, $1.5 million of borrowings under the Revolving Credit Facility, $0.2 million of borrowing under the Belgian Loan and $0.2 million of other borrowings. The recorded amounts are based on prime rates, and accordingly, the carrying value of these obligations approximate their fair value.

Maturities of Long-Term Debt

The Company is obligated to make principal payments on debt outstanding at June 30, 2011 of $2.2 million in 2011, $20.4 million in 2012, $0.8 million in 2013, $1.5 million in 2014, $28 thousand annually from 2015 through 2017, and $0.2 million in 2018.

11.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2011	2010	2011	2010
Service cost	$218	$211	$436	$434
Interest cost	1,216	1,201	2,432	2,442
Expected return on plan assets	(1,613)	(1,562)	(3,226)	(2,846)
Amortization of prior service cost	7	29	14	58
Net actuarial loss amortization	398	302	796	702

Net periodic pension cost	$226	$181	$452	$790

The expected long-term rate of return on plan assets is 8.00% in 2011.

Employer Contributions

In its 2010 financial statements, the Company disclosed that it expected to contribute $2.0 million to its U.S. pension plans in 2011. As of June 30, 2011, the Company contributed the $2.0 million as well as an additional $0.9 million.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2011	2010	2011	2010
Service cost	$38	$136	$76	$272
Interest cost	498	484	996	968
Expected return on plan assets	(372)	(343)	(744)	(686)
Amortization of prior service cost	—	3	—	6
Net actuarial loss amortization	18	37	36	74
Foreign currency exchange	13	19	16	10

Net periodic pension cost	$195	$336	$380	$644

The expected long-term rate of return on plan assets ranges from 5.20% to 6.40% in 2011.

Employer Contributions

In its 2010 financial statements, the Company disclosed that it expected to contribute $1.6 million to its European pension plans in 2011. As of June 30, 2011, the Company contributed $0.8 million. The Company expects to contribute the remaining $0.8 million over the remainder of the year.

Defined Contribution Plans:

The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 3% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 50% of the employee contribution up to a maximum of 1% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching and fixed contributions for non-represented employees vest immediately. Employer discretionary contributions vest after two years of service. For each bargaining unit employee who contributes to the plan at the Catlettsburg, Kentucky facility, the Company matches a maximum of $25.00 employee contributions per month to the plan. As of June 8, 2010, under this facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan. The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked. The Company will then make additional lump sum contributions to employees that have converted of $5,000 per year on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan. As a result, employees that have converted will be excluded from the aforementioned $25.00 match. For bargaining unit employees hired after June 8, 2010, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective January 1, 2009, began making contributions of $1.40 per actual hour worked to the defined contribution pension plan for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.2 million and $0.7 million for both the three and six months ended June 30, 2011 and 2010, respectively.

12.	Earnings Per Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net income available to common shareholders	$11,291	$2,916	$19,768	$12,392
Weighted Average Shares Outstanding
Basic	56,188,445	55,829,588	56,156,451	55,769,509
Effect of Dilutive Securities	865,077	918,866	817,125	967,385

Diluted	57,053,522	56,748,454	56,973,576	56,736,894

Net income per common share
Basic	$.20	$.05	$.35	$.22
Diluted	$.20	$.05	$.35	$.22

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 68,271 and 228,358 for the three months ended June 30, 2011 and 2010, respectively, and 70,091 and 145,358 for the six months ended June 30, 2011 and 2010, respectively.

13.	Income Taxes

Unrecognized Income Tax Benefits

As of June 30, 2011 and December 31, 2010, the Company’s gross unrecognized income tax benefits were $11.9 million and $11.2 million, respectively. If recognized, $5.4 million and $4.9 million of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2011 and December 31, 2010, respectively. At this time, the Company believes that it is reasonably possible that approximately $4.1 million of the estimated unrecognized tax benefits as of June 30, 2011, related primarily to transfer pricing, will be recognized within the next twelve months based on the expiration of statutory periods of which $0.8 million will impact the Company’s effective tax rate.

14.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of reviewing the impact of this ASU on the financial statements and will incorporate any additional disclosures, as required.

In June 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 will not have an effect on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1.

Results of Operations

Consolidated net sales increased by $11.7 million or 9.5% and $33.2 million or 14.6%, respectively, for the quarter and year-to-date periods ended June 30, 2011 versus the 2010 periods. Calgon Carbon Japan’s (CCJ) sales, which were not reported on a consolidated basis for the quarter ended March 31, 2010, accounted for approximately 54% of the increase for the year-to-date period ended June 30, 2011. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended June 30, 2011 was $6.6 million and $7.5 million, respectively, versus the comparable 2010 periods.

Net sales for the quarter and year-to-date periods ended June 30, 2011 for the Activated Carbon and Service segment increased $11.1 million or 10.1% and $33.6 million or 16.7%, respectively, versus the similar 2010 periods. The increase for the quarter was principally due to higher demand for certain activated carbon and service products in the following markets: environmental water $3.7 million, environmental air $2.9 million, food $2.2 million, and industrial process $1.0 million. Approximately $17.9 million of the increase for the year-to-date period relates to sales from CCJ, as previously mentioned. Also contributing to the year-to-date sales increase was higher demand in the following markets: environmental water $4.8 million; industrial process $3.4 million, environmental air $1.8 million, food $1.4 million; and specialty carbon $1.0 million. Net sales for the Equipment segment increased $0.6 million or 5.0% and decreased $0.5 million or 2.3%, respectively, for the quarter and year-to-date periods ended June 30, 2011 versus the comparable 2010 periods. The increase for the quarter ended June 30, 2011 was primarily due to higher revenue recognized from ballast water treatment systems. The decrease for the year-to-date period ended June 30, 2011 was due to lower revenue recognized for traditional carbon adsorption systems. Net sales for the Consumer segment for the quarter and year-to-date periods ended June 30, 2011 were comparable to the 2010 periods.

Net sales less cost of products sold, as a percentage of net sales, was 32.8% and 33.1%, respectively, for the quarter and year-to-date periods ended June 30, 2011 compared to 34.8% and 35.4%, respectively, for the quarter and year-to-date periods ended June 30, 2010. Approximately one percentage point of the decline for the quarter and one-half percentage point for the year-to-date periods ended June 30, 2011 was attributable to a $1.3 million charge related to the PreZerve® product line in the Consumer segment, which the Company previously announced that it is exiting. Also contributing to both the quarter and year-to-date decline was an increase in sales of lower margin outsourced carbon products in the Activated Carbon and Service segment. The Equipment segment for the quarter and year-to-date periods ended June 30, 2011 was comparable to the 2010 periods. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.4 million and $0.9 million, respectively, during the quarter and year-to-date periods ended June 30, 2011 versus the comparable 2010 periods. The increase for the quarter and year-to-date periods was primarily due to increased depreciation related to capital improvements at the Company’s Feluy, Belgium facility. Also contributing to the year-to-date increase was the addition of CCJ as previously mentioned.

Selling, general and administrative expenses increased $0.8 million and $3.2 million, respectively, for the quarter and year-to-date periods ended June 30, 2011 versus the comparable 2010 periods. The increase for both the quarter and year-to-date periods was due to employee related costs of $0.7 million and $1.4 million, respectively. The year-to-date period ended June 30, 2011 also includes $2.5 million related to the addition of CCJ. Partially offsetting the increase in the year-to-date period was a decline in legal expense of $0.7 million.

Research and development expenses for the quarter ended June 30, 2011 decreased $0.3 million versus the similar 2010 period primarily as a result of non-recurring testing services related to mercury removal from flue gas that occurred in 2010. Research and development expenses were comparable for the year-to-date period ended June 30, 2011 versus 2010.

Environmental and litigation contingencies of $(1.1) million and $(1.0) million, respectively, for the quarter and year-to-date periods ended June 30, 2011 include a $1.3 million reduction in the estimate to complete a remediation project at the Company’s Columbus, Ohio production facility (Refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1). The quarter and year-to-date periods ended June 30, 2010 include an $11.5 million litigation contingency charge.

Interest income and expense were comparable for the quarter and year-to-date periods ended June 30, 2011 versus June 30, 2010.

As a result of the acquisitions of Zwicky, Hyde Marine and an additional interest in the Company’s Japanese joint venture which are more fully described within Note 1 to the Condensed Consolidated Financial Statements included in Item 1, the Company recorded a gain of $2.7 million during the year-to-date period ended June 30, 2010 which was retrospectively adjusted by $0.5 million from the originally reported 2010 results.

Other expense – net was comparable for the quarter and year-to-date periods ended June 30, 2011 versus June 30, 2010.

The income tax provision increased $5.0 million and $4.2 million, respectively, for the quarter and year-to-date periods ended June 30, 2011 versus the similar 2010 periods. The increase in the tax provision was primarily due to the increase in income from operations before income tax and equity in income from equity investments of $13.3 million and $11.7 million, respectively, for the quarter and the year-to-date periods ended June 30, 2011 versus the similar 2010 periods.

The effective tax rate for the year-to-date period ended June 30, 2011 was 35.4% compared to 35.3% for the year-to-date period ended June 30, 2010. The year-to-date period ended June 30, 2011 tax rate was higher than the federal statutory income tax rate primarily due to state taxes which were partially offset by net favorable permanent deductions. The year-to-date period ended June 30, 2010 tax rate was lower than the federal statutory income tax rate primarily due to permanent deductions on qualified manufacturing income.

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

Equity in income from equity investments for the year-to-date period ended June 30, 2010 was $0.1 million and related to the former joint venture of Calgon Mitsubishi Chemical Corporation (CMCC).

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $19.6 million for the period ended June 30, 2011 compared to $22.3 million for the comparable 2010 period. The $2.7 million decrease is primarily due to unfavorable working capital changes related to inventory as well as accounts payable, accrued liabilities, and accrued interest.

The Company utilized cash for the purchase of businesses, net of cash acquired, of $2.1 million related to the acquisitions made during the period ended June 30, 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).

Common stock dividends were not paid during the quarters ended June 30, 2011 and 2010, respectively.

Credit Facility

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at June 30, 2011 was $91.3 million, after considering outstanding borrowings and letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of June 30, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of June 30, 2011 and December 31, 2010, there were $1.5 million and zero outstanding borrowings under the Revolving Credit Facility, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of June 30, 2011 and December 31, 2010, respectively.

Japanese Loans and Credit Facility

On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.

CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $2.9 million is recorded as current and 182.0 million Japanese Yen or $2.3 million is recorded as long-term debt within the Condensed Consolidated Balance Sheet included in Item 1 at June 30, 2011. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at June 30, 2011. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s Condensed Consolidated Statement of Cash Flows presented within Item 1. Total borrowings outstanding under the Japanese Working Capital Loan were 1.5 billion Japanese Yen or $18.0 million at June 30, 2011, and are shown as short-term debt within the Condensed Consolidated Balance Sheet presented in Item 1.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of June 30, 2011, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2010, except for the renewal of the Company’s Japanese Working Capital Loan which matured on March 31, 2011 (Refer to Note 10 to the Condensed Consolidated Financial Statements included in Item 1) and was renewed until April 4, 2012. The Company is obligated to make principal payments on debt outstanding at June 30, 2011 of $2.2 million in 2011, $20.4 million in 2012, $0.8 million in 2013, $1.5 million in 2014, $28 thousand annually from 2015 through 2017, and $0.2 million in 2018.

The Company currently expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months. The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s Revolving Credit Facility, Japanese Working Capital Loan, or other credit facilities. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that cash on hand and borrowings will adequately support each of the segments cash needs.

Capital Expenditures

Capital expenditures for property, plant and equipment totaled $36.2 million for the six months ended June 30, 2011 compared to expenditures of $17.0 million for the same period in 2010. The expenditures for the period ended June 30, 2011 consisted primarily of improvements to the Company’s manufacturing facilities of $32.5 million. The comparable 2010 period consisted primarily of improvements to the Company’s manufacturing facilities of $11.6 million and $2.7 million for customer capital. Capital expenditures for 2011 are projected to be approximately $85.0 million to $90.0 million excluding any expenditures for the Company’s expected Phoenix, Arizona reactivation project. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Labor Agreements

The labor agreements for the Company’s workforce at its Pittsburgh, PA and Feluy, Belgium facilities expired on July 31, 2011. The parties are working under an extension of the expired agreements as they continue to negotiate the terms and conditions of multi-year replacement agreements.

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

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the Division requesting additional information from the Company in connection with the SDD’s evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all information requested by the letter in September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised approximately 8% of its total revenue for the six month period ended June 30, 2011. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

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

In conjunction with the February 2004 purchase of substantially all of Waterlink’s operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of the areas of contamination. In addition, these firms identified alternative methods of remediating the property, identified feasible alternatives and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability as a component of current liabilities at June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, the balance recorded was $2.4 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $40 thousand and $0.2 million of environmental remediation costs for the three and six month periods ended June 30, 2011 and zero for the three and six month periods ended June 30, 2010. A $1.3 million reduction of the liability was recorded in the quarter ended June 30, 2011 related to a change in the estimate of the obligation as a result of a more definitive environmental assessment and a review of the current technology available to the Company to remediate the property. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The Company expects that remediation activities will commence during the fourth quarter of 2011 and be completed in late 2012.

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

The Company’s role as an importer that is required to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries in the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries in this period is capped as a matter of law, though the Company may receive a refund with interest of any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet included in Item 1 at June 30, 2011 and December 31, 2010, respectively. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.

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

On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (POR) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. Note that the Petitioners have appealed to the U.S. Court of International Trade the Commerce Department’s POR I results challenging, among other things, the selection of certain surrogate values and financial information which in-part caused the reduction in the tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Company’s appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the Chinese respondents. The Commerce Department transmitted its redetermination to the Court in July 2011. Although the timing for the final resolution of appeals is at the discretion of the Court and is not subject to a specific deadline, it is expected that all issues in the appeals concerning POR I will be finally concluded by the U.S. Court of International Trade by the end of 2011. For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Since the Company was not involved in this review our deposit rates did not change from the rate of 14.51 % established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59 % but will be collected on a $0.127 per pound basis.

On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (POR III). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation has requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product. This claim by Albemarle to have such standing was challenged by the Company in its capacity as a U.S. producer and separately as a Chinese exporter. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon (Tianjin). On April 25, 2011, the Commerce Department released the preliminary results for POR III and Calgon Carbon (Tianjin’s) rate was estimated to be approximately 2%. The antidumping rates for POR III remain subject to final determination, which is expected to be announced in late October 2011. Should the Company’s tariff rate for POR III be finally determined to be 2%, the Company would be entitled to refunds of tariff deposits of approximately $1.1 million plus interest.

On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the antidumping tariff order covering the period April 1, 2010 through March 31, 2011 (POR IV). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. Initially Albemarle Corporation requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product but subsequently withdrew its request. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51 % during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co.

The contingent liability relating to tariffs paid on imports is somewhat mitigated by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective Feb. 8, 2006), as an affected domestic producer, the Company is eligible to apply for a distribution of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received during the year ended December 31, 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company anticipates receiving additional amounts in the fourth quarter of 2011 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, although the exact amount is impossible to determine.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of reviewing the impact of this ASU on the financial statements and will incorporate any additional disclosures, as required.

In June 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements and also requires presentation of reclassification adjustments on the face of the financial statement. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 will not have an effect on the Company’s financial position, results of operations or cash flows.

Outlook

Activated Carbon and Service

The Company believes activated carbon and service sales volume for 2011 will continue to increase over 2010. Sales volume growth in 2011 is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulation; a full year of sales from its Calgon Carbon Japan subsidiary in which the Company acquired the remaining interest in as of March 31, 2011; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; and, other factors discussed below.

While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009, current trends do not indicate signs of pricing pressure, and the Company expects that this will remain the case for the remainder of 2011. During the first half of 2011, the price of Chinese coal-based activated carbon increased, and the price of coconut-based carbon increased significantly. The Company’s coal costs have also increased significantly. The Company continues to proceed with its coal supply action plan. On August 2, 2011, the Company signed a three-year agreement for approximately one third of its coal requirements with an option to extend for three additional years. While it does include a cost increase over the Company’s current supply for similar coal, the Company believes that it is below the current market price. The Company instituted global price increases effective November 1, 2010 which have contributed to its financial results in the first half of 2011. Because of existing contracts, outstanding bids and other factors, it typically takes twelve months for the full effect of the price increase to be realized.

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

The need for municipal drinking water utilities to comply with the Environmental Protection Agency’s Stage 2 Disinfection By-Product (DBP) Rule is expected to be yet another growth driver for the Company. DBP’s are compounds that form when natural decaying organic chemicals present in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States by more than 100 million pounds by 2015. The Company’s reactivation facilities in California and Ohio received certification from NSF (National Sanitation Foundation) International during 2010. This certification verifies that the reactivated carbon is safe for reuse in municipal water treatment applications. In 2010, custom reactivated carbon accounted for 13% of the Company’s municipal water revenue. During the second quarter of 2011, the Company was selected to provide the city of Phoenix, Arizona and surrounding communities with long-term reactivation estimated to be roughly 20 million pounds per year of spent virgin activated carbon used to prevent the formation of DBPs. This also includes the construction of a reactivation facility in Maricopa County, Arizona. The reactivation facility, which would be owned and operated by the Company, is expected to serve as a regional center, providing custom reactivation services for other municipalities that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project. During the construction of the facility, the Company would utilize its existing reactivation capacity to meet Phoenix’s requirements. Reactivation services are expected to begin during the fourth quarter of 2011 even though the new reactivation facility will not be built by that time. The Company and the City of Phoenix are currently negotiating the terms of the contract.

Driven by these market forces, the Company is currently making significant capital expenditures in 2011 which are currently projected to be approximately $85 to $90 million, excluding expenditures for the expected Phoenix reactivation project. The Company is investing in a reactivation capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in Suzhou, China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. The Belgium expansion was brought on-line in the second quarter of 2011, while the China service facility is currently scheduled to commence operation during the fourth quarter of 2011. The site at North Tonawanda, New York is currently scheduled to begin operating during the first half of 2012. The Company is also beginning a capacity expansion project at its Pearl River, Mississippi activated carbon manufacturing plant that is expected to be completed by mid-2012. In the fourth quarter of 2010, the Company re-started its Datong, China plant. This plant, which produces virgin carbon, has an annual capacity of approximately 22 million pounds.

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

On March 11, 2011, a magnitude 8.9 earthquake and subsequent tsunami struck Japan. None of the Calgon Carbon Japan employees were injured and it appears that there has been no damage to the Company’s infrastructure in Japan. The Company believes that the unusual increase in demand during the second quarter of 2011 for lower priced, low-margin, wood-based powdered carbon that is outsourced is attributable to the ongoing problems in Japan to deal with the effects of the radioactive fallout. The Company continues to monitor how the earthquake might affect the general economic and market conditions in Japan during the recovery.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. The Company believes that U.S demand for its ultraviolet light (UV) systems will continue as the Company moves closer to the deadline of 2012 for affected municipalities to treat for Cryptosporidium in drinking water. The Company estimates the total global market for this application to be $250 million through 2015. Backlog for the Equipment segment as of June 30, 2011 was $35.5 million and includes the award of a major contract which is described below.

In 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV and filtration technologies to treat marine ballast water (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC. With the recent ratification by Iran, the BWMC has been signed by 28 countries representing approximately 25% of the world’s current gross tonnage. The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The total ballast water treatment market is expected to exceed $15 billion. The U.S. Coast Guard is now working with the U.S. EPA to prepare its own regulations which are expected to be similar to the IMO convention and could be announced in the third quarter of 2011.

Hyde Marine’s Hyde Guardian® system (Guardian), which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency. Type Approval confirms compliance with the BWMC. This strategic acquisition has provided the Company immediate entry into a global, legislative-driven market with major long-term growth potential. Since its acquisition, Hyde Marine has obtained orders for more than 100 systems. One contract awarded during the third quarter of 2010, was for ballast water treatment systems totaling $19.8 million which has had a positive impact on revenue and income in 2011. Hyde Marine’s price quotations for ballast water treatment systems averaged approximately $50 million per month during the second quarter of 2011.

Consumer

The Company believes that the slowing economy contributed to decreased demand for its Consumer products. In addition, the Company is exiting the PreZerve product line and is aggressively pursuing the liquidation of its remaining PreZerve inventory. As a result, the Company recorded a $1.3 million charge in the second quarter of 2011 which represents the vast majority of the anticipated impact. The Company expects that 2011 sales for its carbon cloth will be at a slightly higher level as compared to 2010.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s exposure to market risk as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011. These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Note 8 to the unaudited interim Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1a.	Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 8, 2011	/s/ Stevan R. Schott
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