Form 10-Q
period 2011-09-30
CALGON CARBON CORPORATION
filed 2011-11-04
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $.01 par value per share	56,674,307 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED September 30, 2011

The Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain. Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Form 10-Q and in the Company’s most recent Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, availability of capital, environmental requirements as they relate both to our operations and to our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in, the Company’s most recent Annual Report on Form 10-K.

INDEX

		Page
PART 1 – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Introduction to the Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1a.	Risk Factors	53

Item 6.	Exhibits	53

SIGNATURES		54

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

In management’s opinion, the unaudited interim condensed consolidated financial statements contained herein reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of the Company’s financial results for the interim periods presented. Operating results for the first nine months of 2011 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$143,594	$124,371	$403,272	$347,430
Net sales to related parties	—	—	—	3,442

Total	143,594	124,371	403,272	350,872

Cost of products sold (excluding depreciation and amortization)	95,030	82,442	268,883	228,745
Depreciation and amortization	6,127	5,491	17,322	15,829
Selling, general and administrative expenses	22,033	19,714	63,395	57,875
Research and development expenses	1,977	2,088	5,446	5,622
Environmental and litigation contingencies	199	—	(757)	11,500

	125,366	109,735	354,289	319,571

Income from operations	18,228	14,636	48,983	31,301
Interest income	204	66	307	270
Interest expense	—	(86)	—	(180)
Gain on acquisitions (Note 1)	—	—	—	2,666
Other expense—net	(255)	(710)	(491)	(1,185)

Income from operations before income tax provision and equity in income from equity investments	18,177	13,906	48,799	32,872
Income tax provision	3,662	3,954	14,516	10,640

Income from operations before equity in income from equity investments	14,515	9,952	34,283	22,232
Equity in income from equity investments	—	—	—	112

Net income	$14,515	$9,952	$34,283	$22,344

Net income per common share
Basic	$0.26	$0.18	$0.61	$0.40
Diluted	$0.25	$0.18	$0.60	$0.39
Weighted average shares outstanding
Basic	56,275,111	55,903,956	56,196,439	55,814,817
Diluted	56,983,473	56,686,150	56,976,912	56,719,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,958	$33,992
Restricted cash	1,180	1,173
Receivables (net of allowance of $1,326 and $1,743)	99,839	94,354
Revenue recognized in excess of billings on uncompleted contracts	10,252	7,461
Inventories	112,751	101,693
Deferred income taxes – current	16,781	19,668
Other current assets	12,534	13,707

Total current assets	265,295	272,048
Property, plant and equipment, net	223,540	186,834
Equity investments	212	212
Intangibles	7,364	8,615
Goodwill	26,833	26,910
Deferred income taxes – long-term	1,611	2,387
Other assets	5,598	4,557

Total assets	$530,453	$501,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,516	$65,921
Billings in excess of revenue recognized on uncompleted contracts	4,410	2,971
Payroll and benefits payable	11,350	10,978
Accrued income taxes	73	659
Short-term debt	24,916	21,442
Current portion of long-term debt	3,142	3,203

Total current liabilities	100,407	105,174
Long-term debt	1,899	3,721
Deferred income taxes – long-term	13,751	6,979
Accrued pension and other liabilities	31,371	42,451

Total liabilities	147,428	158,325

Redeemable non-controlling interest (Note 1)	—	274
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 59,271,335 and 58,989,578 shares issued	593	590
Additional paid-in capital	172,808	169,284
Retained earnings	242,298	208,015
Accumulated other comprehensive loss	(1,401)	(4,074)

	414,298	373,815
Treasury stock, at cost, 3,100,419 and 3,070,720 shares	(31,273)	(30,851)

Total shareholders’ equity	383,025	342,964

Total liabilities and shareholders’ equity	$530,453	$501,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$34,283	$22,344
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 1)	—	(2,666)
Environmental and litigation contingencies	(757)	11,500
Depreciation and amortization	17,322	15,829
Equity in income from equity investments – net	—	(112)
Employee benefit plan provisions	1,320	2,056
Stock-based compensation	2,003	1,805
Deferred income tax	9,671	2,755
Change in uncertain tax position (Note 13)	(2,810)	—
Changes in assets and liabilities:
Increase in receivables	(2,596)	(3,617)
Increase in inventories	(8,636)	(4,397)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(1,375)	(13,040)
(Decrease) increase in accounts payable and accrued liabilities
	(8,005)	5,463
Pension contributions	(7,237)	(13,633)
Other items – net	(241)	1,454

Net cash provided by operating activities	32,942	25,741

Cash flows from investing activities
Purchase of businesses – net of cash (Note 1)	—	(2,103)
Property, plant and equipment expenditures	(55,227)	(26,816)
Proceeds from disposals of property, plant and equipment	—	160
Government grants received (Note 15)	1,084	—
Cash pledged for collateral	—	(1,188)
Cash released from collateral	—	5,293

Net cash used in investing activities	(54,143)	(24,654)

Cash flows from financing activities
Revolving credit facility borrowings (Note 10)	161,319	—
Revolving credit facility repayments (Note 10)	(158,855)	—
Proceeds from debt obligations (Note 10)	373	17,544
Reductions of debt obligations (Note 10)	(2,513)	(18,153)
Treasury stock purchased	(422)	(949)
Common stock issued	1,256	1,363
Excess tax benefit from stock-based compensation	(268)	470

Net cash provided by financing activities	890	275

Effect of exchange rate changes on cash	(1,723)	3,717

(Decrease) increase in cash and cash equivalents	(22,034)	5,079
Cash and cash equivalents, beginning of period	33,992	38,029

Cash and cash equivalents, end of period	$11,958	$43,108

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

The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million. The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.3 million which is included in the gain on acquisitions in the Company’s Condensed Consolidated Statement of Income for the nine month period ended September 30, 2010. The Company recorded an estimated earnout liability of $0.7 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation. This liability, which the Company evaluates and adjusts at the end of each reporting period, is recorded in accrued pension and other liabilities within the Condensed Consolidated Balance Sheet.

Calgon Mitsubishi Chemical Corporation (CMCC)

On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%. The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million. Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ). CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million. The original $2.4 million obligation to purchase these remaining shares (the redeemable noncontrolling interest) was reduced by $2.1 million for working capital and other adjustments related to indemnification claims that were previously estimated. On March 31, 2011, the remaining shares held by MCC were acquired with no payment due. Therefore, the Company recorded a $0.3 million gain in Other expense – net within the Company’s Condensed Consolidated Statement of Income for the nine month period ended September 30, 2011. The ownership of CCJ triples the Company’s sales revenue in Asia and adds to its workforce and infrastructure in Japan, the world’s second largest activated carbon market. The results of CCJ are reflected in the Company’s Activated Carbon and Service segment.

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

Subsequent to their acquisition and excluding the related net gains of $2.7 million, these entities contributed the following to the Company’s consolidated operating results for the three and nine month periods ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Revenue	$18,526	$35,178
Net income (loss)	$193	$(305)

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

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Net sales	$124,371	$368,078
Net income	$10,051	$21,710
Net income per common share
Basic	$0.18	$0.39
Diluted	$0.18	$0.38

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

The results for the nine month period ended September 30, 2010 exclude approximately $2.7 million of gains associated with the acquisitions.

2.	Inventories:

	September 30, 2011	December 31, 2010
Raw materials	$28,447	$24,178
Finished goods	84,304	77,515

	$112,751	$101,693

3.	Supplemental Cash Flow Information:

Cash paid for interest during the nine months ended September 30, 2011 and 2010 was $0.7 million and $0.2 million, respectively. Income taxes paid, net of refunds, were $8.0 million and $15.5 million, for the nine months ended September 30, 2011 and 2010, respectively.

The Company has reflected an increase of $0.6 million and a decrease of $1.2 million of its capital expenditures in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2011 and 2010, respectively.

4.	Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2011 and 2010.

5.	Comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$14,515	$9,952	$34,283	$22,344
Other comprehensive income (loss), net of taxes	(4,106)	6,948	2,673	(630)

Comprehensive income	$10,409	$16,900	$36,956	$21,714

The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2011 was the foreign currency translation adjustment of $(5.2) million and $1.2 million, respectively; the changes in employee benefit accounts of $0.4 million and $0.8 million, respectively; and the change in the fair value of the derivative instruments of $0.7 million and $0.7 million, respectively. The only matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2010 was the foreign currency translation adjustment of $8.1 million and $(1.7) million, respectively; the changes in employee benefit accounts of $0.1 million and $1.0 million, respectively; and the change in the fair value of the derivative instruments of $(1.3) million and $0.1 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales
Activated Carbon and Service	$130,016	$110,000	$364,422	$310,834
Equipment	11,563	12,106	32,361	33,395
Consumer	2,015	2,265	6,489	6,643

	$143,594	$124,371	$403,272	$350,872

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$25,682	$19,177	$69,639	$46,139
Equipment	(677)	949	(1,543)	877
Consumer	(650)	1	(1,791)	114

	24,355	20,127	66,305	47,130
Depreciation and amortization
Activated Carbon and Service	5,452	4,793	15,342	13,860
Equipment	543	579	1,610	1,615
Consumer	132	119	370	354

	6,127	5,491	17,322	15,829

Income from operations	18,228	14,636	48,983	31,301

Reconciling items:
Interest income	204	66	307	270
Interest expense	—	(86)	—	(180)
Gain on acquisitions	—	—	—	2,666
Other expense – net	(255)	(710)	(491)	(1,185)

Income from operations before income tax and equity in income from equity investments	$18,177	$13,906	$48,799	$32,872

	September 30, 2011	December 31, 2010
Total Assets
Activated Carbon and Service	$473,576	$441,415
Equipment	48,096	49,860
Consumer	8,781	10,288

Consolidated total assets	$530,453	$501,563

7.	Derivative Instruments

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Balance Sheets were as follows:

Asset Derivatives	Balance Sheet Locations	September 30, 2011	December 31, 2010

Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$507	$321
Natural gas contracts	Other current assets	—	2
Currency swap	Other assets	—	37
Foreign exchange contracts	Other assets	167	—
Natural gas contracts	Other assets	—	6

Total derivatives designated as hedging instruments under ASC 815		674	366

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	48	34

Total asset derivatives		$722	$400

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

Liability Derivatives	Balance Sheet Locations	September 30, 2011	December 31, 2010

Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$478	$243
Natural gas contracts	Accounts payable and accrued liabilities	1,003	1,608
Foreign exchange contracts	Accrued pension and other liabilities	101	34
Natural gas contracts	Accrued pension and other liabilities	304	509

Total derivatives designated as hedging instruments under ASC 815		1,886	2,394

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	32	59

Total liability derivatives		$1,918	$2,453

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and nine month periods ended September 30, 2011 and 2010, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Accumulated OCI derivative loss at July 1, 2011 and January 1, 2011, respectively	$2,599	$2,526
Effective portion of changes in fair value	(383)	965
Reclassifications from accumulated OCI derivative loss to earnings	(657)	(1,923)
Foreign currency translation	(46)	(55)

Accumulated OCI derivative loss at September 30, 2011	$1,513	$1,513

	Amount of (Gain) or Loss Recognized in OCI on Derivatives (Effective Portion) Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2011	2010
Foreign Exchange Contracts	$(800)	$1,445
Natural Gas Contracts	417	771

Total	$(383)	$2,216

	Amount of (Gain) or Loss Recognized in OCI on Derivatives (Effective Portion) Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2011	2010
Foreign Exchange Contracts	$334	$(730)
Natural Gas Contracts	631	1,852

Total	$965	$1,122

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion) * Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Income on Derivatives	2011	2010
Foreign Exchange Contracts	Cost of products sold	$(166)	$(229)
Natural Gas Contracts	Cost of products sold	(491)	372

Total		$(657)	$143

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion) * Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	Income on Derivatives	2011	2010
Foreign Exchange Contracts	Cost of products sold	$(199)	$(272)
Currency Swap	Interest expense	—	121
Natural Gas Contracts	Cost of products sold	(1,724)	1,139

Total		$(1,923)	$988

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) ** Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:		2011	2010
Foreign Exchange Contracts	Other expense – net	$(1)	$2

Total		$(1)	$2

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) ** Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:		2011	2010
Foreign Exchange Contracts	Other expense – net	$(5)	$4

Total		$(5)	$4

*	Assuming market rates remain constant with the rates at September 30, 2011, a loss of $1.0 million is expected to be recognized in earnings over the next 12 months.
**	For the three and nine months ended September 30, 2011 and 2010, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	September 30, 2011	December 31, 2010
Natural gas contracts (mmbtu)	685,000	985,000
Foreign exchange contracts	$27,466	$20,727

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments Under ASC 815:		2011	2010
Foreign Exchange Contracts *	Other expense – net	$(252)	$44

Total		$(252)	$44

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments Under ASC 815:		2011	2010
Foreign Exchange Contracts *	Other expense –net	$(544)	$217

Total		$(544)	$217

*	As of September 30, 2011 and 2010, these foreign exchange contracts were entered into and settled during the respective periods.

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

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (“Waterlink”) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of certain areas of contamination. In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At September 30, 2011 and December 31, 2010, the balance recorded as a component of current liabilities was $2.3 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $0.1 million and $0.3 million of environmental remediation costs for the three and nine month periods ended September 30, 2011, respectively, and zero for the three and nine month periods ended September 30, 2010. A $1.3 million reduction of the liability was recorded in the quarter ended June 30, 2011 related to a change in the estimate of the obligation that occurred during the second quarter of 2011, which was the result of a more definitive environmental assessment and a review of the current technology available to the Company to remediate the property. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The Company currently expects that remediation activities will commence during the fourth quarter of 2011 and be completed in late 2012.

Carbon Imports

On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce investigate unfair pricing of certain activated carbon imported from the People’s Republic of China. The Commerce Department investigated imports of activated carbon from China that is thermally activated using a combination of heat, steam and/or carbon dioxide. Certain types of activated carbon from China, most notably chemically-activated carbon, were not investigated.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and that special additional duties should be imposed to offset the amount of the unfair pricing. The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem. A formal order imposing these tariffs was published on April 27, 2007. All imports from China remain subject to the order and antidumping tariffs. Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory. Tariff deposits are subject to future revision based on retrospective reviews conducted by the Commerce Department.

The Company is both a domestic producer and a large U.S. importer (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

As one of two U.S. producers involved as petitioners in the case, the Company is actively involved in ensuring the Commerce Department obtains the most accurate information from the foreign producers and exporters involved in the review, in order to calculate the most accurate results and margins of dumping for the sales at issue.

As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the antidumping rate was 78.89%. From March 30, 2007 through April 8, 2007 the antidumping duty rate was 69.54%. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to tariffs. For the period from April 19, 2007 through November 9, 2009, deposits have been paid at 69.54%.

The Company’s role as an importer which requires it to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries during the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries during this period is capped as a matter of law, though the Company may receive a refund with interest for any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, respectively. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.

The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found. As part of this process, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, if the tariff rate decreases, any difference will be refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.

On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Petitioners have appealed the Commerce Department’s POR I results to the U.S. Court of International Trade challenging, among other things, the selection of certain surrogate values and financial information, which in-part caused the reduction in the tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Petitioners’ appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the Chinese respondents. The Commerce Department transmitted its redetermination to the Court in July 2011. Although the timing for the final resolution of appeals is at the discretion of the Court and is not subject to a specific deadline, it is expected that all issues in the appeals concerning POR I will be finally concluded by the U.S. Court of International Trade by the end of 2011. For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Since the Company was not involved in this review our deposit rates did not change from the rate of 14.51%, which was established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59%, but will be collected on a $0.127 per pound basis.

On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (“POR III”). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation (“Albemarle”) has requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product. The Company has challenged Albemarle’s standing in the case. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon (Tianjin).

On October 25, 2011, the Commerce Department announced the results of its review of POR III. Based on the POR III results, the Company’s ongoing tariff deposit rate was adjusted to zero. The Company recorded a receivable of $1.1 million reflecting expected refunds for tariff deposits made during POR III as a result of the announced decrease in the POR III assessment rate. However, for the cooperative respondents involved in POR III, their new deposit rate will be collected on a $0.127 per pound basis.

On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the antidumping tariff order covering the period April 1, 2010 through March 31, 2011 (“POR IV”). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. Initially Albemarle Corporation requested that the Commerce Department review the exports of Calgon Carbon (Tianjin), again claiming standing as a wholesaler of the domestic like product but subsequently withdrew its request. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co.

The contingent liability relating to tariffs paid on imports is mitigated somewhat by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received during the year ended December 31, 2010 and the nine month period ended September 30, 2011. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available.

Big Sandy Plant

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

The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believed there were still significant violations of RCRA that were unresolved by the information provided in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with the EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken action to address and remediate a number of the unresolved alleged violations. The Company now believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations, which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved.

On July 3, 2008, the EPA verbally informed the Company that there were a number of unresolved RCRA violations at the Big Sandy Plant which could render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the

January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases were not continuing. Otherwise, the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility was again acceptable to receive such CERCLA wastes. This deadline was subsequently extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination was conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company requested clarification from the EPA regarding these two conditions. The Company also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined that certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons were RCRA listed hazardous wastes and that they need to be managed in accordance with RCRA regulations. The Company believes that the cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the materials were not RCRA listed hazardous wastes when recycled, as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010 from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis, which was answered by the Company. In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has indicated that it is willing to work towards a comprehensive resolution of all the issues. The DOJ and EPA have informally indicated that such a comprehensive resolution may be possible depending upon the results of additional testing to be completed but that the agencies will expect significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved in response to the NOV or the CERCLA Notice. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP. The Company is conducting negotiations with the DOJ and EPA to attempt to settle the issues. The Company cannot predict with any certainty the probable outcome of this matter. In the fourth quarter of 2010, the Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the SDD requesting additional information from the Company in connection with its evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all of the information requested in its letter dated September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised approximately 7% of its total revenue for the nine month period ended September 30, 2011. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

Frontier Chemical Processing Royal Avenue Site

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy was removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to NYSDEC in October 2009. By letter dated December 31, 2009, NYSDEC disapproved the report. The bases for disapproval included concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination.

PRP Group representatives met several times with NYSDEC regarding the revision of the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. NYSDEC does not agree that the revised regulation applies to the Site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant conducted additional cost-benefit analyses and further soil sampling. The results were provided to NYSDEC but NYSDEC remains unwilling to revise the soil standards. Additionally, NYSDEC has indicated that because the Site is a former RCRA facility, soil excavated at the Site would be deemed hazardous waste and would require offsite disposal. Conestoga Rovers Associates, the PRP Group’s consultant, estimates the soil remedial cost would increase from approximately $3.2 million to $6.1 million if all excavated soil has to be disposed offsite. PRP Group Representatives also met with the Niagara Falls Water Board (“NFWB”) regarding the continued use of the NFWB’s sewers and wastewater treatment plant to collect and treat contaminated ground water from the site. This would provide considerable cost savings over having to install a separate ground water collection and treatment system. The NFWB was receptive to the PRP Group’s proposal and work is progressing on a draft permit. In addition, the adjacent landowner has expressed interest in acquiring the site for expansion of its business.

Big Sandy (Permit Application)

By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company had violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleged that the Company failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV. The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. The KYDEP can also deny the Part B operating permit. On

October 18, 2007, the Company received a NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action. The Company met with the KYDEP on July 27, 2009 concerning the permit, and the KYDEP indicated that it, and Region 4 of the EPA, wanted to see specific additional information or clarifications in the permit application. Accordingly, the Company submitted a new application on October 15, 2009. The KYDEP indicated that it had no intention to deny the permit as long as the Company worked with the state to resolve issues. The Region 4 of the EPA has not indicated any stance on the permit and can deny the application. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

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

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2011 are as follows:

	Activated Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of December 31, 2010	$20,183	$6,667	$60	$26,910
Foreign exchange	12	(89)	—	(77)

Balance as of September 30, 2011	$20,195	$6,578	$60	$26,833

The following is a summary of the Company’s identifiable intangible assets as of September 30, 2011 and December 31, 2010, respectively.

		September 30, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,180)	$189
Customer Relationships	16.0 Years	10,450	(230)	(7,642)	2,578
Product Certification	5.4 Years	5,327	—	(2,738)	2,589
Unpatented Technology	20.0 Years	2,875	—	(1,970)	905
Licenses	20.0 Years	964	219	(80)	1,103

Total	14.0 Years	$20,985	$(11)	$(13,610)	$7,364

		December 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,128)	$241
Customer Relationships	16.0 Years	10,450	(239)	(7,138)	3,073
Product Certification	5.4 Years	5,327	—	(2,116)	3,211
Unpatented Technology	20.0 Years	2,875	—	(1,848)	1,027
Licenses	20.0 Years	964	151	(52)	1,063

Total	14.0 Years	$20,985	$(88)	$(12,282)	$8,615

For the three and nine months ended September 30, 2011, the Company recognized $0.4 million and $1.3 million, respectively, of amortization expense related to intangible assets. For the three and nine months ended September 30, 2010, the Company recognized $0.5 million and $0.9 million, respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2011	$1,675
2012	1,485
2013	1,410
2014	1,310
2015	716

10.	Borrowing Arrangements

Short-Term Debt

	September 30,	December 31,
	2011	2010
Borrowings under Japanese Credit Facility	$—	$2,962
Borrowings under Japanese Working Capital Loan	24,916	18,480

Total	$24,916	$21,442

Long-Term Debt

	September 30,	December 31,
	2011	2010
Borrowings under Japanese Term Loan	$4,697	$6,924
Belgian Loan Borrowings	161	—
Other	183	—
Less current portion of long-term debt	(3,142)	(3,203)

Net	$1,899	$3,721

Credit Facility

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at September 30, 2011 was $92.8 million, after considering outstanding letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of September 30, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of September 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of September 30, 2011 and December 31, 2010, respectively.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provides total borrowings up to 6.0 million Euros, which can be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is fixed at 5.35%. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist. The Company had 120 thousand Euros or $0.2 million and zero outstanding borrowings under the Belgian Loan as of September 30, 2011 and December 31, 2010, respectively.

The Company also maintains a Belgian credit facility totaling 1.5 million Euros which is secured by cash collateral of 750 thousand Euros. The cash collateral is shown as restricted cash within the Condensed Consolidated Balance Sheet as of September 30, 2011. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2011 and December 31, 2010, respectively. Bank guarantees of 1.3 million Euros were issued as of September 30, 2011.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of September 30, 2011.

Japanese Loans and Credit Facility

On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.

CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of

CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $3.1 million is recorded as current and 122.0 million Japanese Yen or $1.6 million is recorded as long-term debt within the Condensed Consolidated Balance Sheet at September 30, 2011. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at September 30, 2011. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s Condensed Consolidated Statement of Cash Flows. Total borrowings outstanding under the Japanese Working Capital Loan were 1.9 billion Japanese Yen or $24.9 million at September 30, 2011, and are shown as short-term debt within the Condensed Consolidated Balance Sheet.

Fair Value of Debt

At September 30, 2011, the Company had approximately $29.6 million of borrowings under various Japanese credit agreements described above, $0.2 million of borrowing under the Belgian Loan and $0.2 million of other borrowings. The recorded amounts are based on prime rates, and accordingly, the carrying value of these obligations approximate their fair value.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at September 30, 2011 of $0.8 million in 2011, $28.1 million in 2012, $0.8 million in 2013, $28 thousand annually from 2014 through 2017, and $0.2 million in 2018.

11.	Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension cost of the plans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits (in thousands)	2011	2010	2011	2010
Service cost	$330	$218	$766	$652
Interest cost	1,243	1,184	3,676	3,626
Expected return on plan assets	(1,775)	(1,365)	(5,002)	(4,211)
Amortization of prior service cost	7	(7)	20	51
Net actuarial loss amortization	495	347	1,291	1,049

Net periodic pension cost	$300	$377	$751	$1,167

The expected long-term rate of return on plan assets is 8.00% in 2011.

Employer Contributions

In its 2010 financial statements, the Company disclosed that it expected to contribute $2.0 million to its U.S. pension plans in 2011. As of September 30, 2011, the Company contributed the $2.0 million as well as an additional $4.1 million.

European Plans:

For European plans, the following table provides the components of net periodic pension cost of the plans for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits (in thousands)	2011	2010	2011	2010
Service cost	$38	$136	$114	$408
Interest cost	498	484	1,494	1,452
Expected return on plan assets	(372)	(343)	(1,116)	(1,029)
Amortization of prior service cost	—	3	—	9
Net actuarial loss amortization	18	37	54	111
Foreign currency exchange	6	3	23	(62)

Net periodic pension cost	$188	$320	$569	$889

The expected long-term rate of return on plan assets ranges from 5.20% to 6.40% in 2011.

Employer Contributions

In its 2010 financial statements, the Company disclosed that it expected to contribute $1.6 million to its European pension plans in 2011. As of September 30, 2011, the Company contributed $1.1 million. The Company expects to contribute the remaining $0.5 million over the remainder of the year.

Defined Contribution Plans:

The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 3% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 50% of the employee contribution up to a maximum of 1% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching and fixed contributions for non-represented employees vest immediately. Employer discretionary contributions vest after two years of service. For each bargaining unit employee who contributes to the plan at the Catlettsburg, Kentucky facility, the Company matches a maximum of $25.00 employee contributions per month to the plan. As of June 8, 2010, under this facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan. The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked. The Company will then make additional lump sum contributions to employees that have converted of $5,000 per year on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan. As a result, employees that have converted will be excluded from the aforementioned $25.00 match. For bargaining unit employees hired after June 8, 2010, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective August 1, 2011, began making contributions of $1.65 per actual hour worked to the defined contribution pension plan for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $0.5 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $1.2 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

12.	Earnings Per Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net income available to common shareholders	$14,515	$9,952	$34,283	$22,344
Weighted Average Shares Outstanding
Basic	56,275,111	55,903,956	56,196,439	55,814,817
Effect of Dilutive Securities	708,362	782,194	780,473	904,976

Diluted	56,983,473	56,686,150	56,976,912	56,719,793

Net income per common share
Basic	$.26	$.18	$.61	$.40
Diluted	$.25	$.18	$.60	$.39

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 132,436 for the three and nine month periods ended September 30, 2011 and 206,690 for the three month and nine month periods ended September 30, 2010.

13.	Income Taxes

Unrecognized Income Tax Benefits

As of September 30, 2011 and December 31, 2010, the Company’s gross unrecognized income tax benefits were $7.2 million and $11.2 million, respectively. If recognized, $3.2 million and $4.9 million of the unrecognized tax benefits would affect the effective tax rate at September 30, 2011 and December 31, 2010, respectively. During the quarter ended September 30, 2011, the Company reversed $4.6 million of its uncertain tax position reserves which primarily relate to the expiration of the statute of limitations, of which $2.3 million impacted the Company’s effective tax rate. Additionally, the Company reversed $0.5 million related to interest and penalties on the same lapsed statute of limitations, which also impacted the Company’s effective tax rate. At this time, the Company believes that it is reasonably possible that approximately $4.1 million of the estimated unrecognized tax benefits as of September 30, 2011 will be recognized within the next twelve months based on the expiration of statutory periods of which $1.4 million will impact the Company’s effective tax rate.

14.	Commitments

The Company has in place long-term supply contracts for the purchase of raw material, transportation and information systems and services. In the third quarter of 2011, the Company entered into a new raw material long-term supply contract for the purchase of coal. The future minimum purchase requirements under the terms of the contracts for raw and other materials for the Company are approximately $9.2 million for the remainder of 2011, $24.3 million for 2012, $15.3 million for 2013 and $13.2 million for 2014.

15.	Government Grants

The Company’s policy for accounting for government grants, including non-monetary grants at fair value, is to recognize them only when there is reasonable assurance that (a) the Company will comply with the conditions attached to the grants and (b) the grants will be received. A grant will be recognized as income over the period necessary to match it to the related costs, for which it is intended to compensate, on a systematic basis. Grants related to assets are presented by deducting it from the asset’s carrying amount. A grant related to income will be deducted from the related expense.

The Company entered into an agreement with the Administrative Committee of Suzhou Wuzhong Economic Development Zone, located in Suzhou, China, by which the Company agreed to establish a wholly foreign-owned company, Calgon Carbon (Suzhou) Company Limited, in Hedong Hi-Tech Industrial Park in Suzhou Wuzhong Economic Development Zone with the business of carbon reactivation. The Company has been awarded a one-time incentive of CNY13.96 million or $2.2 million, a Science and Technology Aid Fund (“aid fund”) to support the project. The aid fund is payable in the following two installments (a) 50% when the Company begins construction of the factory buildings and (b) 50% when the equipment has been delivered to the factory and installed.

During the period ended September 30, 2011, the Company received the first 50% of the grant, CNY6.98 million or $1.1 million and recognized it as a deduction from the carrying amount of the property, plant and equipment on its Condensed Consolidated Balance Sheet.

16.	New Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which provided changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The Company is in the process of reviewing this option.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1.

Results of Operations

Consolidated net sales increased by $19.2 million or 15.5% and $52.4 million or 14.9%, respectively, for the quarter and year-to-date periods ended September 30, 2011 versus the 2010 periods. Calgon Carbon Japan’s (CCJ) sales, which were not reported on a consolidated basis for the quarter ended March 31, 2010, accounted for approximately $17.9 million of the increase for the year-to-date period ended September 30, 2011. The total positive impact of foreign currency translation on consolidated net sales for the quarter and year-to-date periods ended September 30, 2011 was $5.1 million and $12.6 million, respectively, versus the comparable 2010 periods.

Net sales for the quarter and year-to-date periods ended September 30, 2011 for the Activated Carbon and Service segment increased $20.0 million or 18.2% and $53.6 million or 17.2%, respectively, versus the similar 2010 periods. Foreign currency translation had a $5.0 million positive impact on the quarter ended September 30, 2011. The $15.0 million remaining increase for the quarter was almost equally attributable to volume and price increases of approximately 6%. By market segment, the increases were: potable water of $5.8 million (primarily due to large virgin carbon sale to a single municipal customer),environmental water $3.2 million, environmental air $2.5 million, industrial process $1.6 million, and specialty carbon $1.3 million. Approximately $17.9 million of the increase for the year-to-date period relates to sales from CCJ, as previously mentioned. Foreign currency translation had a positive impact of $12.3 million on the year-to-date period ended September 30, 2011. Also contributing to the year-to-date sales increase was a 6% increase in each volume and price which favorably impacted the following markets: potable water $7.6 million, industrial process $6.9 million, environmental water $5.4 million, environmental air $4.7 million, and specialty carbon $1.8 million. Net sales for the Equipment segment decreased $0.5 million or 4.5% and decreased $1.0 million or 3.1%, respectively, for the quarter and year-to-date periods ended September 30, 2011 versus the comparable 2010 periods. The decrease for the quarter and year-to-date periods ended September 30, 2011 was due to lower revenue recognized for traditional carbon adsorption systems. Partially offsetting this decline for the quarter and year-to-date periods ended September 30, 2011 was higher revenue recognized from ballast water treatment systems. Net sales for the Consumer segment for the quarter and year-to-date periods ended September 30, 2011 were comparable to the 2010 periods.

Net sales less cost of products sold, as a percentage of net sales, was 33.8% and 33.3%, respectively, for the quarter and year-to-date periods ended September 30, 2011 compared to 33.7% and 34.8%, respectively, for the quarter and year-to-date periods ended September 30, 2010. The decline in the year to date period was primarily in the Activated Carbon and Service segment as a result of an increase in sales of lower margin outsourced carbon products that occurred during the first half of 2011. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.6 million and $1.5 million, respectively, during the quarter and year-to-date periods ended September 30, 2011 versus the comparable 2010 periods. The increase for the quarter and year-to-date periods was primarily due to increased depreciation related to capital improvements at the Company’s Feluy, Belgium facility. Also contributing to the year-to-date increase was the addition of CCJ as previously mentioned.

Selling, general and administrative expenses increased $2.3 million and $5.5 million, respectively, for the quarter and year-to-date periods ended September 30, 2011 versus the comparable 2010 periods. The increase for the quarter was due primarily to employee related costs. The year-to-date increase was due to $2.6 million of the aforementioned employee related costs and it also includes $1.8 million related to the addition of CCJ.

Research and development expenses were comparable for the quarter and year-to-date periods ended September 30, 2011 versus the similar 2010 periods.

Environmental and litigation contingencies of $(0.8) million for the year-to-date period ended September 30, 2011 include a $1.3 million reduction in the estimate to complete a remediation project at the Company’s Columbus, Ohio production facility (Refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1). The year-to-date period ended September 30, 2010 included an $11.5 million litigation contingency charge.

As a result of the acquisitions of Zwicky, Hyde Marine, and CCJ which are more fully described within Note 1 to the Condensed Consolidated Financial Statements included in Item 1, the Company recorded a gain of $2.7 million during the year to date period ended September 30, 2010 which was retrospectively adjusted by $0.5 million from the originally reported 2010 results.

Other expense – net was comparable for the quarter and year-to-date periods ended September 30, 2011 versus the similar 2010 periods.

Income from operations before income tax provision and equity in income from equity investments increased $4.3 million and $15.9 million, respectively, for the quarter and the year-to-date periods ended September 30, 2011 versus the similar 2010 periods.

The income tax provision decreased $0.3 million for the quarter ended September 30, 2011 as a result of a $2.8 million reversal of net uncertain tax positions which fully offset the income tax provision related to the increase in earnings quarter over quarter. The income tax provision increased $3.9 million for the year- to- date period ended September 30, 2011 versus the similar 2010 period as a result of the increase in income from operations before income tax and equity in income from equity investments. This increase was partially offset by the reversal of the aforementioned net uncertain tax positions.

The effective tax rate for the year-to-date period ended September 30, 2011 was 29.7% compared to 32.4% for the year-to-date period ended September 30, 2010. The year-to-date period ended September 30, 2011 tax rate was 5.3% lower than the federal statutory income tax rate primarily due to the reversal of $2.8 million of net uncertain tax position reserves which reduced the tax rate by 5.8%. This reduction was partially offset by the net impact of state income taxes and net favorable permanent deductions. The year-to-date period ended September 30, 2010 tax rate was 2.6% lower than the federal statutory income tax rate primarily due to permanent deductions on qualified manufacturing income and 4.1% lower than the federal statutory income tax rate due to valuation allowance releases on foreign tax credits. These decreases were partially offset by state income taxes.

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

Equity in income from equity investments for the year-to-date period ended September 30, 2010 was $0.1 million and related to the former joint venture of Calgon Mitsubishi Chemical Corporation (CMCC).

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $32.9 million for the period ended September 30, 2011 compared to $25.7 million for the comparable 2010 period. The $7.2 million increase is principally due to a reduction in pension contributions during 2011 primarily related to the U.S. pension plans.

The Company utilized cash for the purchase of businesses, net of cash acquired, of $2.1 million related to the acquisitions made during the period ended September 30, 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1).

Common stock dividends were not paid during the quarters ended September 30, 2011 and 2010, respectively.

Credit Facility

On May 8, 2009, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Agreement”) that replaced the Company’s prior credit facility. The Credit Agreement provides for an initial $95.0 million revolving credit facility (the “Revolving Credit Facility”) which expires on May 8, 2014. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Revolving Credit Facility of up to $30.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $95.0 million. Availability under the Revolving Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolving Credit Facility and is currently equal to 0.25%. Any outstanding borrowings under the Revolving Credit Facility on July 2, 2012, up to $50.0 million, automatically convert to a term loan maturing on May 8, 2014 (the “Term Loan”), with the total revolving credit commitment under the Revolving Credit Facility being reduced at that time by the amount of the Term Loan. Total availability under the Revolving Credit Facility at September 30, 2011 was $92.8 million, after considering outstanding letters of credit.

The interest rate on amounts owed under the Term Loan and the Revolving Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one to six month increments at the applicable LIBOR rate plus 2.50%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of September 30, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $1.0 million which were deferred and are being amortized over the term of the Credit Agreement. As of September 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, capital expenditures, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Credit Agreement also contains a covenant which includes limitations on its ability to declare or pay cash dividends, subject to certain exceptions, such as dividends declared and paid by its subsidiaries and cash dividends paid by the Company in an amount not to exceed 50% of cumulative net after tax earnings following the closing date of the agreement if certain conditions are met. The Company was in compliance with all such covenants as of September 30, 2011 and December 31, 2010, respectively.

Japanese Loans and Credit Facility

On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.

CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen beginning on April 30, 2010, with a final payment of 22.0 million Japanese Yen. Accordingly, 240.0 million Japanese Yen or $3.1 million is recorded as current and 122.0 million Japanese Yen or $1.6 million is recorded as long-term debt within the Condensed Consolidated Balance Sheet at September 30, 2011. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at September 30, 2011. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s Condensed Consolidated Statement of Cash Flows. Total borrowings outstanding under the Japanese Working Capital Loan were 1.9 billion Japanese Yen or $24.9 million at September 30, 2011, and are shown as short-term debt within the Condensed Consolidated Balance Sheet.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of September 30, 2011, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2010, except for the renewal of the Company’s Japanese Working Capital Loan which matured on March 31, 2011 (Refer to Note 10 to the Condensed Consolidated Financial Statements included in Item 1) and was renewed until April 4, 2012 as well as a new raw material contract that was entered into during the third quarter of 2011 (Refer to Note 14 to the Condensed Consolidated Financial Statements included in Item 1). The Company is obligated to make principal payments on debt outstanding at September 30, 2011 of $0.8 million in 2011, $28.1 million in 2012, $0.8 million in 2013, $28 thousand annually from 2014 through 2017, and $0.2 million in 2018. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2010, as adjusted for the changes mentioned above.

	Due in
(Thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Short-term debt	$—	$24,916	$—	$—	$—	$—	$24,916
Current portion of long-term debt	786	2,356	—	—	—	—	3,142
Long-term debt	—	786	832	28	28	225	1,899
Operating leases	7,566	6,342	5,324	4,722	2,505	2,848	29,307
Unconditional purchase obligations(1)	31,925	28,276	17,967	15,634	2,397	—	96,199

Total contractual cash Obligations(2)	$40,277	$62,676	$24,123	$20,384	$4,930	$3,073	$155,463

(1)	Primarily for the purchase of raw materials, transportation, and information systems services (Refer to Note 14 to the Condensed Consolidated Financial Statements included in Item 1).
(2)	Interest on debt obligations was excluded as it is not material.

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

Capital Expenditures

Capital expenditures for property, plant and equipment totaled $55.2 million for the nine months ended September 30, 2011 compared to expenditures of $26.8 million for the same period in 2010. The expenditures for the period ended September 30, 2011 consisted primarily of improvements to the Company’s manufacturing facilities of $43.7 million, including $19.6 million related to the Company’s Feluy, Belgium capacity expansion and new warehouse, $9.7 million for the construction of the Suzhou, China reactivation facility, and information technology improvements of $4.0 million. The comparable 2010 period consisted primarily of improvements to the Company’s manufacturing facilities of $17.4 million and $3.0 million for customer capital. Capital expenditures for 2011 are projected to be approximately $75.0 million to $80.0 million excluding any expenditures for the Company’s expected Phoenix, Arizona reactivation project. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Labor Agreements

The labor agreement for the Company’s workforce at its Feluy, Belgium facilities expired on July 31, 2011. The parties have reached a tentative new two year agreement and this agreement which is expected to be finalized in the fourth quarter of 2011.

Regulatory Matters

United States

Big Sandy Plant. By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (“EPA”), Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (“KYDEP”) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (“NOV”) alleging multiple violations of the Federal Resource Conservation and Recovery Act (“RCRA”) and corresponding EPA and KYDEP hazardous waste regulations.

The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believed there were still significant violations of RCRA that were unresolved by the information provided in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. Based on discussions during the December 10, 2007 meeting, subsequent communications with the EPA, and in connection with the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Notice referred to below, the Company has taken action to address and remediate a number of the unresolved alleged violations. The Company now believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations, which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved.

On July 3, 2008, the EPA verbally informed the Company that there were a number of unresolved RCRA violations at the Big Sandy Plant which could render the facility unacceptable to receive spent carbon for reactivation from sites regulated under CERCLA pursuant to the CERCLA Off-Site Rule. The Company received written notice of the unacceptability determination on July 14, 2008 (the “CERCLA Notice”). The CERCLA Notice alleged multiple violations of RCRA and four releases of hazardous waste. The alleged violations and releases were cited in the September 2005 multi-media compliance inspections, and were among those cited in the January 2007 NOV described in the preceding paragraph as well. The CERCLA Notice gave the Company until September 1, 2008 to demonstrate to the EPA that the alleged violations and releases were not continuing. Otherwise, the Big Sandy Plant would not be able to receive spent carbon from CERCLA sites until the EPA determined that the facility was again acceptable to receive such CERCLA wastes. This deadline was subsequently extended several times. The Company met with the EPA in August 2008 regarding the CERCLA Notice and submitted a written response to the CERCLA Notice prior to the meeting. By letter dated February 13, 2009, the EPA informed the Company that based on information submitted by the Company indicating that the

Big Sandy Plant has returned to physical compliance for the alleged violations and releases, the EPA had made an affirmative determination of acceptability for receipt of CERCLA wastes at the Big Sandy Plant. The EPA’s determination was conditioned upon the Company treating certain residues resulting from the treatment of the carbon reactivation furnace off-gas as hazardous waste and not sending material dredged from the onsite wastewater treatment lagoons offsite other than to a permitted hazardous waste treatment, storage or disposal facility. The Company requested clarification from the EPA regarding these two conditions. The Company also met with Headquarters of the EPA Solid Waste Division (“Headquarters”) on March 6, 2009 and presented its classification argument, with the understanding that Headquarters would advise Region 4 of the EPA. By letter dated January 5, 2010, the EPA determined that certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons were RCRA listed hazardous wastes and that they need to be managed in accordance with RCRA regulations. The Company believes that the cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the materials were not RCRA listed hazardous wastes when recycled, as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. The Company has had several additional discussions with Region 4 of the EPA. The Company has indicated to the EPA that it is willing to work with the agency toward a solution subject to a comprehensive resolution of all the issues. By letter dated May 12, 2010 from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (“CWA”). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis, which was answered by the Company. In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has indicated that it is willing to work towards a comprehensive resolution of all the issues. The DOJ and EPA have informally indicated that such a comprehensive resolution may be possible depending upon the results of additional testing to be completed but that the agencies will expect significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved in response to the NOV or the CERCLA Notice. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP. The Company is conducting negotiations with the DOJ and EPA to attempt to settle the issues. The Company cannot predict with any certainty the probable outcome of this matter. In the fourth quarter of 2010, the Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

By letter dated August 18, 2008, the Company was notified by the EPA Suspension and Debarment Division (“SDD”) that because of the alleged violations described in the CERCLA Notice, the SDD was making an assessment of the Company’s present responsibility to conduct business with Federal Executive Agencies. Representatives of the SDD attended the August 2008 EPA meeting. On August 28, 2008, the Company received a letter from the SDD requesting additional information from the Company in connection with its evaluation of the Company’s potential “business risk to the Federal Government,” noting that the Company engages in procurement transactions with or funded by the Federal Government. The Company provided the SDD with all of the information requested in its letter dated September 2008. The SDD can suspend or debar a Company from sales to the Federal Government directly or indirectly through government contractors or with respect to projects funded by the Federal Government. The Company estimates that revenue from sales made directly to the Federal Government or indirectly through government contractors comprised approximately 7% of its total revenue for the nine month period ended September 30, 2011. The Company is unable to estimate sales made directly or indirectly to customers and or projects that receive federal funding. In October 2008, the SDD indicated that it was still reviewing the matter but that another meeting with the Company was not warranted at that time. The Company believes that there is no basis for suspension or debarment on the basis of the matters asserted by the EPA in the CERCLA Notice or otherwise. The Company has had no further communication with the SDD since October 2008 and believes the likelihood of any action being taken by the SDD is remote.

Frontier Chemical Processing Royal Avenue Site. In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy was removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order.

The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to NYSDEC in October 2009. By letter dated December 31, 2009, NYSDEC disapproved the report. The bases for disapproval included concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination.

PRP Group representatives met several times with NYSDEC regarding the revision of the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. NYSDEC does not agree that the revised regulation applies to the Site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant conducted additional cost-benefit analyses and further soil sampling. The results were provided to NYSDEC but NYSDEC remains unwilling to revise the soil standards. Additionally, NYSDEC has indicated that because the Site is a former RCRA facility, soil excavated at the Site would be deemed hazardous waste and would require offsite disposal. Conestoga Rovers Associates, the PRP Group’s consultant, estimates the soil remedial cost would increase from approximately $3.2 million to $6.1 million if all excavated soil has to be disposed offsite. PRP Group Representatives also met with the Niagara Falls Water Board (“NFWB”) regarding the continued use of the NFWB’s sewers and wastewater treatment plant to collect and treat contaminated ground water from the site. This would provide considerable cost savings over having to install a separate ground water collection and treatment system. The NFWB was receptive to the PRP Group’s proposal and work is progressing on a draft permit. In addition, the adjacent landowner has expressed interest in acquiring the site for expansion of its business.

Big Sandy (Permit Application). By letter dated July 3, 2007, the Company received an NOV from the KYDEP alleging that the Company had violated the KYDEP’s hazardous waste management regulations in connection with the Company’s hazardous waste spent activated carbon regeneration facility located at the Big Sandy Plant in Catlettsburg, Kentucky. The NOV alleged that the Company failed to correct deficiencies identified by the KYDEP in the Company’s Part B hazardous waste management facility permit application and related documents and directed the Company to submit a complete and accurate Part B application and related documents and to respond to the KYDEP’s comments which were appended to the NOV. The Company submitted a response to the NOV and the KYDEP’s comments in December 2007 by providing a complete revised permit application. The KYDEP has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action, if any. The KYDEP can also deny the Part B operating permit. On October 18, 2007, the Company received a NOV from the EPA related to this permit application and submitted a revised application to both the KYDEP and the EPA within the mandated timeframe. The EPA has not indicated whether or not it will take formal enforcement action, and has not specified a monetary amount of civil penalties it might pursue in any such action. The Company met with the KYDEP on July 27, 2009 concerning the permit, and the KYDEP indicated that it, and Region 4 of the EPA, wanted to see specific additional information or clarifications in the permit application. Accordingly, the Company submitted a new application on October 15, 2009. The KYDEP indicated that it had no intention to deny the permit as long as the Company worked with the state to resolve issues. The Region 4 of the EPA has not indicated any stance on the permit and can deny the application. At this time the Company cannot predict with any certainty the outcome of this matter or range of loss, if any.

Waterlink. In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (“Waterlink”) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of certain areas of contamination. In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable. At September 30, 2011 and December 31, 2010, the balance recorded as a component of current liabilities was $2.3 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company has incurred $0.1 million and $0.3 million of environmental remediation costs for the three and nine month periods ended September 30, 2011, respectively, and zero for the three and nine month periods ended September 30, 2010. A $1.3 million reduction of the liability was recorded in the quarter ended June 30, 2011 related to a change in the estimate of the obligation that occurred during the second quarter of 2011, which was the result of a more definitive environmental assessment and a review of the current technology available to the Company to remediate the property. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation preparation and remediation activity commences in the near term. The Company currently expects that remediation activities will commence during the fourth quarter of 2011 and be completed in late 2012.

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

Other

On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce investigate unfair pricing of certain activated carbon imported from the People’s Republic of China. The Commerce Department investigated imports of activated carbon from China that is thermally activated using a combination of heat, steam and/or carbon dioxide. Certain types of activated carbon from China, most notably chemically-activated carbon, were not investigated.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) that all of the subject merchandise from China was being unfairly priced, or dumped, and that special additional duties should be imposed to offset the amount of the unfair pricing. The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem. A formal order imposing these tariffs was published on April 27, 2007. All imports from China remain subject to the order and antidumping tariffs. Importers of subject activated carbon from China are required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the United States customs territory. Tariff deposits are subject to future revision based on retrospective reviews conducted by the Commerce Department.

The Company is both a domestic producer and a large U.S. importer (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

As one of two U.S. producers involved as petitioners in the case, the Company is actively involved in ensuring the Commerce Department obtains the most accurate information from the foreign producers and exporters involved in the review, in order to calculate the most accurate results and margins of dumping for the sales at issue.

As an importer of activated carbon from China and in light of the successful antidumping tariff case, the Company was required to pay deposits of estimated antidumping tariffs at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the antidumping rate was 78.89%. From March 30, 2007 through April 8, 2007 the antidumping duty rate was 69.54%. Because of limits on the government’s legal authority to impose provisional tariffs prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to tariffs. For the period from April 19, 2007 through November 9, 2009, deposits have been paid at 69.54%.

The Company’s role as an importer which requires it to pay tariffs results in a contingent liability related to the final amount of tariffs that it will ultimately have to pay. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries during the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries during this period is capped as a matter of law, though the Company may receive a refund with interest for any difference due to a reduction in the actual margin of dumping found in the first review. The Company’s estimated liability for tariffs during this period of $0.2 million is reflected in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, respectively. Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries. This process is further described below.

The amount of estimated antidumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found. As part of this process, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the antidumping tariff rate (either increasing or reducing the rate) applicable to any given foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either increasing or decreasing the amount to reflect the actual amount of dumping that was found. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, if the tariff rate decreases, any difference will be refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of deposits an importer will be required to pay.

On November 10, 2009, the Commerce Department announced the results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I). Based on the POR I results, the Company’s ongoing tariff deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. In addition, the Company’s assessment rate for POR I was determined to have been too high and, accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Petitioners have appealed the Commerce Department’s POR I results to the U.S. Court of International Trade challenging, among other things, the selection of certain surrogate values and financial information, which in-part caused the reduction in the tariff rate. Liquidation of the Company’s entries for the POR I review period is judicially enjoined for the duration of the appeal. As such, the Company will not have final settlement of the amounts it may owe or receive as a result of the final POR I tariff rates until the aforementioned appeals are resolved. On February 17, 2011, the Court issued an order denying the Petitioners’ appeal and remanding the case back to the Commerce Department with respect to several of the issues raised by the Chinese respondents. The Commerce Department transmitted its redetermination to the Court in July 2011. Although the timing for the final resolution of appeals is at the discretion of the Court and is not subject to a specific deadline, it is expected that all issues in the appeals concerning POR I will be finally concluded by the U.S. Court of International Trade by the end of 2011. For POR I, the Company estimates that a hypothetical 10% increase or decrease in the final tariff rate compared to the announced rate on November 10, 2009 would result in an additional payment or refund of approximately $0.1 million.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Since the Company was not involved in this review our deposit rates did not change from the rate of 14.51%, which was established after a review of POR I. However for the cooperative respondents involved in POR II their new deposit rate is calculated at 31.59%, but will be collected on a $0.127 per pound basis.

On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the antidumping tariff order covering the period April 1, 2009 through March 31, 2010 (“POR III”). Requests for review were due no later than April 30, 2010. The Company, in its capacity as a U.S.

producer and separately as a Chinese exporter, elected not to participate in this administrative review. However, Albemarle Corporation (“Albemarle”) has requested that the Commerce Department review the exports of Calgon Carbon (Tianjin) claiming standing as a wholesaler of the domestic like product. The Company has challenged Albemarle’s standing in the case. The Commerce Department upheld Albemarle’s request to review the exports of Calgon Carbon (Tianjin).

On October 25, 2011, the Commerce Department announced the results of its review of POR III. Based on the POR III results, the Company’s ongoing tariff deposit rate was adjusted to zero. The Company recorded a receivable of $1.1 million reflecting expected refunds for tariff deposits made during POR III as a result of the announced decrease in the POR III assessment rate. However, for the cooperative respondents involved in POR III, their new deposit rate will be collected on a $0.127 per pound basis.

On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the antidumping tariff order covering the period April 1, 2010 through March 31, 2011 (“POR IV”). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. Initially Albemarle Corporation requested that the Commerce Department review the exports of Calgon Carbon (Tianjin), again claiming standing as a wholesaler of the domestic like product but subsequently withdrew its request. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co.

The contingent liability relating to tariffs paid on imports is mitigated somewhat by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of a share of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received during the year ended December 31, 2010 and the nine month period ended September 30, 2011. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available. The Company may receive a minor distribution in the fourth quarter of 2011, but the predominant distribution will occur in the fourth quarter of 2012 and future years related to tariffs paid for the period October 11, 2006 through September 30, 2007, although the exact amount is impossible to determine.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which provided changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The Company is in the process of reviewing this option.

Outlook

Activated Carbon and Service

The Company believes activated carbon and service sales volume for the remainder of 2011 will continue to increase over 2010. The Company also believes 2012 sales volume will increase over the 2011 levels. Sales volume growth is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulation; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; sales from our Calgon Carbon Japan subsidiary in which the Company acquired the remaining interest in as of March 31, 2011; and, other factors discussed below.

While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009 and again in October 2011, current trends do not indicate signs of pricing pressure from activated carbon imports, and the Company expects that this will remain the case for the remainder of 2011 and for 2012. During the first nine months of 2011, the price of Chinese coal-based activated carbon increased, and the price of coconut-based carbon increased significantly.

The Company’s coal costs have also increased significantly this year. The Company continues to proceed with its coal supply action plan with a goal of contracting for the majority of its 2012 domestic coal requirements before year end 2011. On August 2, 2011, the Company signed a three-year agreement for approximately one third of its coal requirements with an option to extend for three additional years. While it does include a cost increase over the Company’s current supply for similar coal, the Company believes it is below the current spot market price.

Due in part to the rising cost of raw materials, the Company instituted global price increases effective November 1, 2010 which have contributed to its financial results in the first nine months of 2011. Because of existing contracts, outstanding bids and other factors, it typically takes twelve months for the full effect of the price increase to be realized. The Company also implemented a price increase for coconut carbons that took effect October 1, 2011.

During 2010, the Company made significant research and development expenditures for second generation products aimed at significantly reducing the amount of powder activated carbon (PAC) required for mercury removal as compared to competitive products. PAC is recognized today by the U.S. Environmental Protection Agency as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The current U.S. driver of sales to owners of coal-fired power plants is state regulations as we await final action by the EPA. The EPA does have regulations in effect for cement manufacturers. We are also awaiting EPA regulations for industrial boilers and gold mining. The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. In March 2011, the EPA issued proposed mercury emission standards for coal-fired power plants that are expected to be finalized by December 2011. The Company currently estimates that annual, total demand for mercury removal in North America could be as high as 200 million pounds growing to as much as 500 to 750 million pounds by 2015. In addition to the anticipated EPA regulations, China recently announced plans for mercury removal from its coal-fired power plants by 2015. The plans, as announced, stipulated low levels of mercury removal that would not likely result in large activated carbon sales. However, we understand that trials will be conducted over the next few years to establish removal requirements.

The need for municipal drinking water utilities to comply with the Environmental Protection Agency’s Stage 2 Disinfection By-Product (DBP) Rule is expected to be yet another growth driver for the Company. DBP’s are compounds that form when natural decaying organic materials present in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States by more than 100 million pounds by 2015. This market also provides an opportunity for our service business by converting virgin carbon customers to reactivation. The Company’s reactivation facilities in California and Ohio received certification from NSF (National Sanitation Foundation) International during 2010. This certification verifies that the potable custom reactivated carbon is safe for reuse in municipal water treatment applications. In 2010, custom reactivated carbon accounted for 13% of the Company’s municipal water revenue. During the second quarter of 2011, the Company was selected to provide the city of Phoenix, Arizona and surrounding communities with long-term reactivation estimated to be roughly 20 million pounds per year of spent virgin activated carbon used to prevent the formation of DBPs. This also includes the construction of a reactivation facility in Maricopa County, Arizona. The reactivation facility, which would be owned and operated by the Company, is expected to serve as a regional center, providing custom reactivation services for other municipalities that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project. During the construction of the facility, the Company would utilize its existing reactivation capacity to meet Phoenix’s requirements. Reactivation services are expected to begin during the second quarter of 2012 even though the new reactivation facility will not be built by that time. The Company and the City of Phoenix are currently negotiating the terms of the contract.

In addition to the U.S. drinking water regulations, China also announced that it will commit $475 billion in water and wastewater improvements by 2015.

Driven by these market forces, the Company is currently making significant capital expenditures in 2011 which are currently projected to be approximately $75 to $80 million, excluding expenditures for the expected Phoenix reactivation project. The Company is investing in a reactivation capacity expansion of the Feluy, Belgium site as well as new reactivation facilities in Suzhou, China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. The Belgium expansion was brought on-line in the second quarter of 2011, while the China service facility is currently scheduled to commence operation during the fourth quarter of 2011. The site at North Tonawanda, New York is currently scheduled to begin operating during the first half of 2012. The Company is also beginning a capacity expansion project at its Pearl River, Mississippi virgin activated carbon manufacturing plant that is expected to be completed by mid-2012.

In addition to these initiatives, the Company plans to continue increasing its presence throughout the world. The acquisition of CCJ will increase the Company’s capabilities in the world’s second largest geographical market by country for activated carbon. In Europe, the Company acquired Zwicky Denmark and Sweden, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon, in January 2010 (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served. We also recently completed a $2.7 million asset acquisition of an idled-reactivation facility in the UK . This plant, having an annual capacity of approximately 12 million pounds, will undergo equipment modifications during 2012. We expect to bring the plant to operation in early 2013. Also, during the fourth quarter of 2011 and into 2012, the Company will look to begin expanding its operations in both Mexico and South America.

On March 11, 2011, a magnitude 8.9 earthquake and subsequent tsunami struck Japan. None of the Calgon Carbon Japan employees were injured and it appears that there has been no damage to the Company’s infrastructure in Japan. The Company believes that the unusual increase in demand that began during the second quarter of 2011 for lower priced, low-margin, wood-based powdered carbon that is outsourced is attributable to the ongoing problems in Japan to deal with the effects of the radioactive fallout. The Company continues to monitor how the earthquake might affect the general economic and market conditions in Japan during the recovery.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. The Company believes that U.S demand for its ultraviolet light (UV) systems will continue as the Company moves closer to the deadline of 2012 for the first phase affected municipalities to treat for Cryptosporidium in drinking water. The Company estimates the total global market for this application to be $250 million through 2015.

In 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV and filtration technologies to treat marine ballast water (Refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1). In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC. With the recent ratification by Mongolia and Palau, the BWMC has been signed by 30 countries representing 26.44% of the world’s current gross tonnage. The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The total ballast water treatment market is expected to exceed $15 billion. The U.S. Coast Guard is now working with the U.S. EPA to prepare its own regulations which are expected to be similar to the IMO convention and could be announced in the fourth quarter of 2011.

Hyde Marine’s Hyde Guardian® system (Guardian), which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Guardian has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of

Shipping (RS). This strategic acquisition has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential. Since its acquisition, Hyde Marine has obtained orders for ballast water treatment equipment for more than 100 ships. One contract awarded during the third quarter of 2010, was for ballast water treatment systems totaling $19.8 million which has had a positive impact on revenue and income in 2011 and will continue into 2012.

Backlog for the Equipment segment as of September 30, 2011 was $37.5 million and includes the award of a major contract which is described below.

Consumer

The Company believes that the slowing economy contributed to decreased demand for its Consumer products. In addition, the Company is exiting the PreZerve product line in 2011 and is aggressively pursuing the liquidation of its remaining PreZerve inventory. However, sales of the Company’s carbon cloth have increased in 2011 compared to 2010. The Company was recently awarded a one year, renewable contract valued at approximately $1.5 million, to supply carbon cloth for military uniforms to a European country. The Company currently expects that 2012 sales for its carbon cloth will increase compared to 2011.

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

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2011. These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits

Exhibit No.	Description	Method of filing

10.1	Employment Contract and Confirmation Letters by and between Chemviron Carbon, Belgian branch of Calgon Carbon Corporation and Reinier Keijzer dated October 1, 2007.	(a)

10.2	Letter of Appointment by and between Calgon Carbon Asia Pte. Ltd. and Allan Singleton dated September 21, 2011 and effective October 1, 2011.	(b)

10.3	Agreement on Future Continuation of UK Employment Contract by and between Chemviron Carbon Limited and Allan Singleton dated September 21, 2011.	(c)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 20, 2011.
(b)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed October 20, 2011.
(c)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed October 20, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 4, 2011	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of filing

10.1	Employment Contract and Confirmation Letters by and between Chemviron Carbon, Belgian branch of Calgon Carbon Corporation and Reinier Keijzer dated October 1, 2007.	(a)

10.2	Letter of Appointment by and between Calgon Carbon Asia Pte. Ltd. and Allan Singleton dated September 21, 2011 and effective October 1, 2011.	(b)

10.3	Agreement on Future Continuation of UK Employment Contract by and between Chemviron Carbon Limited and Allan Singleton dated September 21, 2011.	(c)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document