Form 10-K
period 2011-12-31
CALGON CARBON CORPORATION
filed 2012-02-28
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of February 13, 2012, there were outstanding 56,784,607 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2011 was $931,116,945. The closing price of the Company’s common stock on June 30, 2011, as reported on the New York Stock Exchange was $17.00.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Shareholders to be held on April 27, 2012	III

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

PART I

Item 1. Business:

The Company

Calgon Carbon Corporation (the “Company”) is a global leader in the manufacture, reactivation, and application of activated carbon, ballast water treatment (“BWT”), ultraviolet (“UV”) light disinfection, and advanced ion-exchange technologies. These technologies are applied by customers around the world for the treatment of drinking water, wastewater, ballast water, air emissions, and a variety of industrial and commercial manufacturing processes.

The Company was organized as a Delaware corporation in 1967.

Products and Services

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation, and concentration of liquids, gases, and other media through its three business segments: Activated Carbon and Service, Equipment, and Consumer. Each reportable segment is a global profit center that makes and sells a diverse range of products, services, and equipment specifically developed for the purification, separation and concentration of liquids, gases and other media. The Activated Carbon and Service segment manufactures granular and powdered activated carbon for use in more than 700 distinct market applications that remove organic compounds from water, air, and other liquids and gases. The Service aspect of this segment consists of carbon reactivation and the leasing, monitoring and maintenance of carbon adsorption equipment (explained below). The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication, installation and sale of equipment systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, UV light, BWT, and advanced ion-exchange technologies. The Consumer segment supplies activated carbon cloth for use in military, industrial, and medical applications.

For further information, refer to Note 18 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.

Activated Carbon and Service. The sale of activated carbon is the principle component of the Activated Carbon and Service business segment. The Company is the world’s largest manufacturer of granular activated carbon products and sells more than 100 types of granular, powdered, and pelletized activated carbons made from coal, wood or coconut. Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In adsorption, unwanted organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through.

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

The Company produces and sells a broad range of activated, impregnated or acid washed carbons in granular, powdered or pellet form. Granular Activated Carbon (GAC) particles are irregular in shape and generally used in fixed filter beds for continuous flow purification processes. Powdered Activated Carbon (PAC) is carbon which has been pulverized into powder and is often used in batch purification processes, in municipal water treatment applications and for flue gas emissions control. Pelletized activated carbons are extruded particles, cylindrical in shape, and typically used for gas phase applications due to the low pressure drop, high mechanical strength, and low dust content of the product.

Another important component of the Activated Carbon and Service business segment is the optional services that the Company makes available to purchasers of its products and systems required for purification, separation, concentration, taste, and odor control. The Company offers a variety of treatment services for customers including carbon supply, equipment leasing, installation and demobilization, transportation, and spent carbon reactivation. Other services include feasibility testing, process design, performance monitoring, and major maintenance of Company-owned equipment.

Spent carbon reactivation and re-supply is a key focus of the Company’s service business. In the reactivation process, the spent GAC is subjected to high temperature remanufacturing conditions that destroy the adsorbed organics and assure the activated carbon is returned to usable quality. The Company is permitted to handle and reactivate spent carbons containing hazardous and non-hazardous organic compounds (see related discussion in Regulatory Matters).

The Company’s custom reactivation process for U.S. municipal drinking water treatment plants is specially tailored to meet the unique demands of the drinking water industry. Activated carbon reactivation for use in drinking water treatment facilities must adhere to requirements of the American Water Works Association (AWWA) standard B605. Perhaps the most important requirement of this standard is that a municipality/water provider must receive its own activated carbon. Unlike industrial activated carbon reactivation practiced by a number of carbon companies, where carbons from different customers can be co-mingled and reactivated as a pooled material, drinking water carbons are kept carefully segregated. This means that a drinking water provider’s activated carbon is kept separate not only from industrial customers’ carbons, but from other drinking water providers’ carbons as well, to avoid any potential cross-contamination. The Company maintains the integrity of each drinking water provider’s carbon, and our potable reactivation facilities and procedures strictly adhere to AWWA B605. The Company’s Blue Lake, California and Columbus, Ohio plants have received certification from National Sanitation Foundation International (NSF) under NSF/ANSI Standard 61: Drinking Water System Components—Health Effects for custom reactivated carbon for potable water applications. NSF International is an independent, not-for-profit organization committed to protecting and improving public health and the environment. Spent municipal potable carbon reactivated at the Blue Lake and Columbus plants are now certified per NSF/ANSI Standard 61. NSF/ANSI Standard 61 is the nationally recognized measure to evaluate the health effects for components and materials which contact drinking water.

The Company’s carbon reactivation is conducted at numerous locations throughout the world. Granular carbon reactivation is valuable to a customer for both environmental and economic reasons, allowing them to cost-effectively re-use carbon without having to purchase more expensive new carbon while protecting natural resources. The Company provides reactivation/recycling services in packages ranging from a fifty-five gallon drum to truckload quantities.

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

Sales for the Activated Carbon and Service segment were $486.5 million, $427.7 million, and $358.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Equipment. Along with providing activated carbon products, the Company has developed a portfolio of standardized, pre-engineered, adsorption systems—capable of treating liquid flows from 1 gpm to 1,400 gpm—which can be quickly delivered and easily installed at treatment sites. These self-contained adsorption systems are used for vapor phase applications such as volatile organic compound (VOC) control, air stripper off-gases, and landfill gas emissions. Liquid phase equipment systems are used for applications of potable water treatment, process purification, wastewater treatment, groundwater remediation, and de-chlorination.

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

UV oxidation equipment can also be combined with activated carbon to provide effective solutions for taste and odor removal in municipal drinking water. Backed by years of experience and extensive research and development, the Company can recommend the best solution for taste and odor problems, whether using activated carbon, UV oxidation, or both. The Company also offers a low cost, non-chemical solution utilizing activated carbon called Peroxcarb™ for quenching excess peroxide upon completion of the advanced oxidation processes.

In January 2010, The Company purchased Hyde Marine Inc. (Hyde Marine). More than a decade ago, Hyde Marine began developing a combination filtration/UV disinfection solution to fight the spread of aquatic invasive species. Invasion of non-native species via ballast water was described by authorities as one of the greatest threats to the world’s waterways.

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

Sales for the Equipment segment were $46.3 million, $46.0 million, and $43.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Consumer. The primary product offered in the Consumer segment is carbon cloth. Carbon cloth, which is activated carbon in cloth form, is manufactured in the United Kingdom and sold to the medical, military, and specialty markets. First developed in the 1970’s, activated carbon cloth was originally used in military clothing and masks to protect wearers against nuclear, biological and chemical agents. Today, Zorflex® Activated Carbon Cloth can be used in numerous additional applications, including sensor protection, filters for ostomy bags, wound dressings, conservation of artifacts, and respiratory masks.

Sales for the Consumer segment were $8.7 million, $8.6 million, and $9.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Markets

The Company participates in six primary areas: Potable Water, Industrial Process, Environmental Water, Environmental Air, Food, and Specialty Markets. Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices. Applications in the Industrial Process Market include catalysis, product recovery and purification of chemicals and pharmaceuticals, as well as process water treatment. The major sub segments for the two Environmental markets include wastewater treatment, water remediation, VOC removal from vapors, and mercury control in incinerator off-gas. Food applications include brewing, bottling, and sweetener purification. Medical, personal protection (military and industrial), cigarette, automotive, consumer, and precious metals applications comprise the Specialty Market.

Potable Water Market. The Company sells activated carbons, equipment, custom reactivation, services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water. The activated carbon adsorption technology is used to remove disinfection by-products and their precursors, pesticides and other dissolved organic material to meet or exceed current regulations and to remove tastes and odors to make the water acceptable to the public. The Company also sells to original equipment manufacturers (OEMs) of home water purification systems. Granular and powdered activated carbon products are sold in this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water. Ion exchange resins are sold in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate in water. UV advanced oxidation systems are sold for the destruction of waterborne contaminants and UV disinfection systems are sold for the inactivation of pathogens in surface water.

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

Environmental Water and Air Markets. The Company offers its products and services to assist private industries in meeting the stringent environmental requirements imposed by various government entities. Products used for wastewater and ballast water treatment, the cleanup of contaminated groundwater, surface impoundments, and accidental spills comprise a significant need in this market. The Company provides products and services employing both activated carbon adsorption and UV technologies for emergency and temporary cleanup services as well as for permanent installations.

The Company’s reactivation/recycle service is an especially important element if the customer has contaminants that are hazardous organic chemicals. Reactivation saves the environment and eliminates the customers’ expense and difficulty in securing long-term containment (such as landfills) for hazardous organic chemicals.

Activated carbon is also used in the chemical, pharmaceutical, and refining industries for purification of air discharge to remove contaminants such as benzene, toluene, and other volatile organics. In addition, reduction of mercury emissions from coal-fired power plants is a significant, growing market for the Company. As a response to this market opportunity, the Company has made significant investments at its Catlettsburg, Kentucky plant which included enhancements to one of its production lines that can now produce up to 70 million pounds of FLUEPAC® powdered activated carbon annually to serve the needs of coal-fired power plants. The Company also has a pulverization facility to more efficiently produce its FLUEPAC® product at the Catlettsburg, Kentucky plant.

The Company’s Rayox® System is an industry staple for the destruction of organic compounds in groundwater. Rayox® is also used as a process water and wastewater treatment option for the removal of alcohol, phenol, acetone, total organic compound (TOC), and chemical oxygen demand (COD)/Biological oxygen demand (BOD).

The Hyde Marine ballast water treatment system is a fully automated system that can be integrated into a ship’s ballast control system. The compact design can be skid mounted for new construction or can be made modular for easy installation in crowded machinery spaces on existing vessels. The Hyde GUARDIAN® System is a complete ballast water management solution for cruise ships, cargo and container ships, and military vessels.

Food Market. Sweetener manufacturers are the principal purchasers of the Company’s products in the food industry. As a major supplier, the Company’s specialty acid-washed activated carbon products are used in the purification of dextrose and high fructose corn syrup. Activated carbons are also sold for use in the purification of cane sugar. Other food processing applications include de-colorization and purification of many different foods and beverages and for purifying water, liquids and gases prior to usage in brewing and bottling. Continuous ion-exchange systems are also used in this market for the production of lysine and vitamin E as well as purification of dextrose and high fructose corn syrup.

Specialty Market. The Company is a major supplier of specialty activated carbons to manufacturers of gas masks supplied to the United States and European military as well as protective respirators and collective filters for first responders and private industry. The markets for collective filters for military equipment, indoor air quality, and air containment in incineration and nuclear applications are also serviced.

Additional industries using activated carbons include precious metals producers to recover gold and silver from low-grade ore, and cigarette manufacturers in charcoal filters. The Company’s activated carbon cloth product is used in medical and other specialty applications.

Sales and Marketing

In the United States, the Company operates primarily through a direct sales force and maintains sales offices in Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Marlton, New Jersey. In some markets and technologies the Company also sells through agents and distributors. In Canada and in Latin America the Company maintains offices in Markham, Ontario; Sao Paulo, Brazil; and Mexico City, Mexico and sells primarily through agent/distributor relationships.

In the Asia Pacific Region, the Company maintains offices in Singapore; Tokyo, Japan; Beijing, Hong Kong, and Shanghai, China, and Taipei, Taiwan and uses direct sales as well as agents and distributors to manage sales.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton-in-Makerfield, United Kingdom; Houghton le-Spring, United Kingdom; Beverungen, Germany; Paris, France; Gothenburg, Sweden; and Copenhagen, Denmark, and operates through a direct sales force. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, and Africa.

All offices can play a role in sales of products or services from any of the Company’s segments. Geographic sales information can be found in Note 18 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report. Also refer to Risk Factors included in Item 1A.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog

The Company had a sales backlog of $39.3 million and $33.5 million as of January 31, 2012 and 2011, respectively, in the Equipment segment. The Company expects to carry approximately $6.0 million of the 2012 balance into 2013.

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

The Company’s UV technologies product line has primary competition from Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation, a United States company, and Xylem, headquartered in White Plains, N.Y., a United States company.

Hyde Marine, Inc.’s ballast water treatment competition utilizing UV and filtration includes Panasia of Busan, Korea, Alfa Lavel Tumba AB of Sweden and Wartsila of Finland in co-operation with Trojan Technologies, Inc.

Raw Materials

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines primarily in the United States as well as some mines outside of the United States, usually purchased under both long-term and annual supply contracts.

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

Research and Development

The Company’s primary research and development activities are conducted at a research center in Pittsburgh, Pennsylvania with additional facilities in the United Kingdom and Japan. The Pittsburgh facility is used for the evaluation of experimental activated carbon and equipment and application development. Experimental systems are also designed and evaluated at this location.

The principal goals of the Company’s research program are to improve the Company’s position as a technological leader in solving customers’ problems with its products, services and equipment; develop new products and services; and provide technical support to customers and operations of the Company.

The Company’s research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons. The Company has commercial sales of numerous products for mercury removal from flue gas, including a proprietary sulfur tolerant carbon with commercial sales. In the energy storage market, carbons developed for ultracapacitors have been tested in full scale production with promising results.

The Company’s UV Technologies (UVT) Division performed numerous project specific advanced oxidation investigations and undertook several product development projects in support of the Hyde GUARDIAN® Treatment System. The UVT Division achieved ATEX Certification from the registrar Det Norske Veritas (DNV) for installation of the Hyde GUARDIAN® in hazardous areas and completed their CE certification audits for sales of electrical equipment within the EU. The Hyde GUARDIAN® Treatment System was additionally approved by the registrars of the American Bureau of Shipping (ABS) and Russian Maritime Register of Shipping (RS) to expand upon approvals already received from Lloyds Register (LR) for installation on ships within their registry.

Research and development expenses were $7.9 million, $7.5 million, and $5.5 million in 2011, 2010, and 2009, respectively.

Patents and Trade Secrets

The Company possesses a substantial body of technical knowledge and trade secrets and owns 65 United States patent applications and/or patents as well as 187 patent applications and/or patents in other countries. The issued United States and foreign patents expire in various years from 2012 through 2032.

The technology embodied in these patents, trade secrets, and technical knowledge applies to all phases of the Company’s business including production processes, product formulations, and application engineering. The Company considers this body of technology important to the conduct of its business.

Regulatory Matters

United States:

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

The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believed there were still significant violations of RCRA that were unresolved by the information provided in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. The Company has taken action to address and remediate a number of the alleged violations. The Company now believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations, which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved.

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

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has completed testing of some of the material dredged from the lagoons and of materials in one of the lagoons. The results of this testing have been provided to the EPA. The Company believes the results are favorable. The Company has indicated that it is willing to work towards a comprehensive resolution of all the issues. The DOJ and EPA have informally indicated that such a comprehensive resolution may be possible but that the agencies will expect significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP. The Company is conducting negotiations with the DOJ and EPA to attempt to settle the issues. The Company cannot predict with any certainty the probable outcome of this matter. In the fourth quarter of

2010, the Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

Frontier Chemical Processing Royal Avenue Site. In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy was removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009. By letter dated December 31, 2009, the NYSDEC disapproved the report. The bases for disapproval included concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. The PRP Group conducted additional studies and submitted a revised final report in September 2010. By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order. The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (“NFWB”) in November 2010. The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

PRP Group representatives met several times with the NYSDEC regarding the revision of the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. The NYSDEC does not agree that the revised regulation applies to the Site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant conducted additional cost-benefit analyses and further soil sampling. The results were provided to the NYSDEC but the NYSDEC remains unwilling to revise the soil standards. The PRP Group has now proposed thermal treatment of the contaminated soil, either in situ or ex situ, as a more cost effective approach to achieve the soil clean up standards. Estimated costs for thermal treatment of soils are $5.5 million to $8.5 million for ex situ, and $11 million for in situ thermal treatment. The NYSDEC has indicated that this may be an acceptable alternative to the selected remedy and suggested that the PRP Group perform a Focused Feasibility Study for thermal treatment, which will support an amendment to the Record of Decision to change the remedy. The PRP Group has tasked its consultants to prepare the Focused Feasibility Study. Upon amending the Record of Decision, the PRP Group is considering voluntary performance of the Remedial Design, without a Consent Order, for thermal treatment. Upon acceptance of the remedial Design, the PRP Group would then negotiate a Remedial Action Order to implement the remedy.

Waterlink. In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (“Waterlink”) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of certain areas of contamination. In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At December 31, 2011 and 2010, the balance recorded as a component of current liabilities was $2.0 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company incurred $0.7 million, $0.1 million, and zero of environmental remediation costs for the years ended December 31, 2011, 2010, and 2009, respectively. A $1.3 million reduction of the liability was recorded in the Activated Carbon and Service segment for the year ended December 31, 2011 related to a change in the estimate of the obligation that occurred during the year, which was the result of a more definitive environmental assessment and a review of the current technology available to the Company to remediate the property. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation preparation and remediation activity progresses. Remediation activities commenced during the fourth quarter of 2011 and are currently expected to be completed in late 2012.

Europe and Asia:

The Company is also subject to various environmental health and safety laws and regulations at its facilities in Belgium, Germany, the United Kingdom, China, and Japan. These laws and regulations address substantially the same issues as those applicable to the Company in the United States. The Company believes it is presently in substantial compliance with these laws and regulations.

Employee Relations

As of December 31, 2011, the Company employed 1,145 persons on a full-time basis, 838 of whom were salaried and non-union hourly production, office, supervisory and sales personnel. The United Steelworkers represent 253 hourly personnel in the United States. The current contracts with the United Steelworkers expire on July 31, 2014, at the Pittsburgh, PA facility, February 10, 2013 at the Columbus, Ohio facility and June 9, 2013 at the Company’s Catlettsburg, Kentucky facility. The 54 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2013. The Company also has hourly employees at three non-union United Kingdom facilities, four non-union United States facilities one each located in California and Mississippi and two in Pennsylvania, and at three non-union China facilities.

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

On December 16, 2011, the EPA published the Mercury and Air Toxic Standard. The final rule has a three year compliance schedule for most power plants. Additional appeals, litigation, and regulatory proceedings could defer implementation of mercury reduction regulation for years or indefinitely. The Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

We use bituminous coal as the main raw material in our activated carbon production process. Based upon our current projected usage and price, we estimate that our 2012 coal costs in the United States will be approximately $32.5 million excluding the cost of transportation to our carbon manufacturing facilities. We have various annual and multi-year contracts in place for the supply of our coal that expire at various intervals from 2012 to 2015 and cover approximately 75% of our expected required 2012 tonnage. Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, floods or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand. We use certain high quality metallurgical coal for many of our products. Our inability to obtain high-quality coal at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse affect on our financial results. In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs. Based upon the current estimated usage and price of coal in 2012, a hypothetical 10% increase in the price of coal excluding transportation costs that is not covered by our supply contracts, would result in $0.7 million of additional pre-tax expense to us. We may not be able to pass through raw material price increases to our customers.

Environmental compliance and remediation and potential climate change could result in substantially increased capital requirements and operating costs.

Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties. Costs may be incurred in complying with such laws and regulations. Each of our domestic production facilities require permits and licenses issued by local, state and federal regulators which regulate air emissions, water discharges, and solid waste handling. These permits are subject to renewal and, in some circumstances, revocation. International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage. Additional costs may be incurred if environmental remediation measures are required. In addition, the discovery of contamination at any of our current or former sites or at locations at which we dispose of waste may expose us to cleanup obligations and other damages. For example, the Company has received Notices of Violations (“NOVs”) from the U.S. EPA and from the Kentucky Department of Environmental Protection. While the Company is attempting to resolve these matters, an unfavorable result could have a significant adverse impact on our results of operations and cash flows. If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters. Refer to Regulatory Matters within Item 1, Business for a more detailed discussion. In addition, there is currently vigorous debate over the effect of CO² gas releases and the effect on climate change. Many of our activities create CO² gases. Should legislation or regulation be enacted, it could have a material adverse effect upon our ability to expand our operations or perhaps continue to operate as we currently do.

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

In March 2007, the International Trade Commission (the “ITC”) determined that these unfairly priced steam activated carbon imports from China caused material injury to the U.S. activated carbon industry. The affirmative decision by the ITC triggered the imposition of significant anti-dumping duties in the form of cash deposits, ranging from 62% to 228%. The anti-dumping duties will be imposed for at least five years but are subject to periodic review within the time frame. The first review period began in April 2008 and covered the tariff period from October 2006 through March 2008. The results of this review indicated that the estimated anti-dumping duties originally imposed for this period were too high and have been substantially reduced. The results of the second review, covering the period from April 2008 through March 2009, were issued in November 2010 and resulted in further downward revisions to the dumping margins for most of the participating Chinese exporters. The results of the third review covering the period from April 2009 through March 2010 were issued in October 2011 and were generally consistent with the results of Period of Review (POR) II. Reviews of annual periods subsequent to this period will begin in April of the year following the twelve month period then completed. The significant anti-dumping duties originally imposed by the DOC and the affirmative decision by the ITC has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S. However, the anti-dumping duties, already substantially reduced by virtue of the DOC’s announced results for the first, second, and third periods of review, could be further reduced or eliminated in the future which could adversely affect demand or pricing of our product. In addition, the final review period ends March 31, 2012. Beginning in March 2012, a five year “sunset” review of the anti-dumping order will begin in order to determine whether or not the anti-dumping order will continue for an additional five year period.

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

We operate multiple facilities and source product from strategic partners who operate facilities which are close to water or in areas susceptible to floods, hurricanes, and earthquakes. An unplanned shutdown at any of our or our strategic partners’ facilities for more than a temporary period as a result of a hurricane, typhoon, earthquake, flood or other natural disaster, or as a result of fire, explosions, war, terrorist activities, political conflict or other hostilities, could significantly affect our ability to meet our demand requirements, thereby resulting in lost sales and profitability in the short-term or eventual loss of customers in the long-term. In addition, a prolonged planned shutdown of any of our production facilities due to a change in the business conditions could result in impairment charges that could have an adverse impact on our financial results.

Our inability to successfully negotiate new collective bargaining agreements upon expiration of the existing agreements could have an adverse effect on our financial results.

We have collective bargaining agreements in place at four production facilities covering approximately 27% of our full-time workforce as of December 31, 2011. Those collective bargaining agreements expire from 2013 through 2014. Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

Our pension plans are currently underfunded, and we expect to be subject to significant increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments. We contributed $6.2 million and $12.6 million to our U.S. Pension plans and $1.9 million and $1.7 million to our European pension plans in 2011 and 2010, respectively. We currently expect to contribute approximately $2.0 million to our U.S. pension plans to meet minimum funding requirements, in accordance with our funding policy, and $1.3 million to our European pension plans in 2012. An economic downturn would negatively impact the fair value of our pension assets which could result in increased funding requirements of our pension plans. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.

The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect. For example, an approximate 25-basis point decline in the funding target interest rate under Section 430 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required funding policy contributions to our U.S. pension plans by approximately $2.1 million over the next three fiscal years.

Our pension plans in the aggregate are underfunded by approximately $32 million as of December 31, 2011 (based on the actuarial assumptions used for Accounting Standards Codification (ASC) 715 “Compensation – Retirement Benefits,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law. Our U.S. pension plans, which were underfunded by approximately $23 million as of December 31, 2011, are subject to ERISA. In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination. In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital. Refer to Note 11 to our consolidated financial statements contained in Item 8 of this Annual Report.

Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.

We have manufacturing facilities and sales offices in Europe, China, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow. Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures. Approximately 72% of our sales in 2011 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

Our European and Japanese activated carbon businesses are sourced from both the United States and China, which subjects these businesses to foreign exchange transaction risk.

Our virgin activated carbon is produced primarily in the United States. We also produce some virgin activated carbon and source significant quantities of activated carbon in China. Produced and sourced activated carbons are provisioned to all of our global operations. Sales of these carbons are typically denominated in U.S. dollars yet are ultimately sold in other currencies thereby creating foreign currency exchange transaction risk. We generally execute foreign currency derivative contracts of not more than eighteen months in duration to cover a portion of our known or projected foreign currency exposure. However, those contracts do not protect us from longer-term trends of a strengthening U.S. dollar, which could significantly increase our cost of activated carbon delivered to our European and Japanese markets, and we may not be able to offset these costs by increasing our prices.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct significant business operations in several foreign countries. Of our 2011 net sales, approximately 53% were sales to countries other than the United States, and 2011 net sales denominated in non-U.S. dollars represented approximately 47% of our overall net sales. We conduct business in the local currencies of each of our foreign subsidiaries or affiliates. Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.

Our Equipment segment represented approximately 9% of our 2011 net sales. This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution. In addition, this business is usually affected by the general health of the overall economy. As a result, sales and earnings from the Equipment segment could be volatile.

Our financial results could be adversely affected by shortages in energy supply or increases in energy costs outside the United States.

The price for and availability of energy resources could be volatile as it is affected by political and economic conditions that are outside our control. We utilize natural gas as a key component in our activated carbon reactivation manufacturing process at each of our major facilities outside the United States. If shortages of, or restrictions on the delivery of natural gas occur, production at our non-domestic activated carbon reactivation facilities would be reduced, which could result in missed deliveries or lost sales. We also have exposure to fluctuations in energy costs as they relate to the transportation and distribution of our products. We may not be able to pass through natural gas and other fuel price increases to our customers.

Declines in the operating performance of one of our business segments could result in an impairment of the segment’s goodwill.

As of December 31, 2011, we had consolidated goodwill of approximately $26.8 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments. We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value. A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.

Our required capital expenditures may exceed estimates.

Our capital expenditures were $72.1 million in 2011 and are forecasted to be approximately $70 to $80 million in 2012. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies. We may not have the capital to undertake the capital investments. If we are unable to do so, we may not be able to effectively compete.

Our international operations are subject to political and economic risks for conducting business in corrupt environments.

We conduct business in developing countries, and we are focusing on increasing our sales in regions such as South America, Southeast Asia, India and the Middle East, which are less developed, have less stability in legal systems and financial markets, and are generally recognized as potentially more corrupt business environments than the United States and therefore, present greater political, economic and operational risks. We emphasize compliance with the law and have policies in place, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (“FCPA”); however, there can be no assurances that our employees will adhere to our code of business conduct, other Company policies or the FCPA. If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions, we may be subject to regulatory sanctions. We could incur significant costs for investigation, litigation, fees, settlements and judgments for potential violations of the FCPA or other laws or regulations which, in turn, could negatively affect our results of operations.

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

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company owns twelve production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations: Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Feluy, Belgium; Grays, United Kingdom; Datong, China; Suzhou, China; Tipton, United Kingdom; and Fukui, Fukui Prefecture, Japan. The Company leases one production facility in each of the following locations: Coraopolis, Pennsylvania; Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; Tianjin, China and North Tonawanda, New York. The Company owns three warehouses, one of which is in Pittsburgh, Pennsylvania and the other are in La Louviere and Feluy, Belgium. The Company also leases 50 warehouses, service centers, and sales office facilities. Of these, twenty-nine are located in the United States, five in each of China and Japan, two each in Canada and Denmark, and one each in the United Kingdom, Sweden, Germany, Singapore, Taiwan, France, and Hong Kong. Five of the United States facilities are located in Pittsburgh, Pennsylvania and one each in the following locations: Downingtown, Pennsylvania; Rutland, Massachusetts; Rockdale, Illinois; Santa Fe Springs, California; Marlton, New Jersey; Stockton, California; Tempe, Arizona; Kenova, West Virginia; Ontario, California; Schenley, Pennsylvania; South Point, Ohio; Muncy, Pennsylvania; Steubenville, Ohio; Ironton, Ohio; Troutdale, Oregon; Port Bienville, Mississippi; Sulphur, Louisiana; Westlake, Ohio, and Wilmington, Delaware as well as two in Houston, Texas and three in Huntington, West Virginia. Two of the China facilities are located in each Shanghai and Tianjin and one in Beijing. The Canadian facilities are located in Markham and St. Catherines, Ontario. The facilities in Denmark are located in Copenhagen and Kolding. The United Kingdom facility is located in Ashton-in-Makerfield. The Swedish facility is located in Gothenburg. The facility in Germany is located in Beverungen. The Taiwan facility is located in Taipei. The facility in France is located in Paris. In Japan, the Company leases five facilities, one each in Tokyo, Osaka, Okayama, Kitakiashu and Chiba. The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Co., Ltd., leases one facility in Nakornrachasima, Thailand.

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

The Coraopolis, Pennsylvania Engineered Solutions plant is a 44,000 square foot production facility located near Pittsburgh, Pennsylvania. The primary focus of this facility is the manufacture of UV, Ion Exchange (ISEP®) and Hyde GUARDIAN® equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment. This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV, ISEP® and Hyde GUARDIAN® systems. This plant serves the Equipment segment.

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

The Fukui, Fukui Prefecture, Japan plant, that serves the Activated Carbon and Service segment, occupies a site of approximately six acres and has two production lines for carbon reactivation.

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

The Suzhou, China plant is expected to be fully operational by the first half of 2012. It is a reactivation facility for the Activated Carbon and Service segment which occupies approximately 44,930 square meters.

In October of 2011, the Company purchased a plant in which it will reactivate spent granular activated carbon for the Activated Carbon and Service segment in Tipton, Dudley, United Kingdom. This facility is expected to be renovated and upgraded for reactivating spent granular activated carbon. The plant is expected to be operational in 2013.

The Company believes that the plants and leased facilities are adequate and suitable for its current operating needs.

Item 3. Legal Proceedings:

ADA-ES. On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company was countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages. On December 21, 2010, the Company reached a settlement agreement with ADA-ES and paid ADA-ES $7.2 million in return for the satisfaction of the verdict. The Company recognized litigation expense of $6.7 million and $250 thousand for the years ended December 31, 2011 and 2009, respectively, related to this matter in the Activated Carbon and Service segment.

For Your Ease Only (“FYEO”). In 2002, the Company was sued by FYEO. The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”). FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer. In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ’628 Patent. FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer. The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ’628 Patent in the Patent and Trademark Office. That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008. The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit. The Patent Trademark Office issued a re-examination certificate on August 25, 2009. The stay on litigation was lifted. In addition, in 2007, while litigation between FYEO and Calgon was stayed, FYEO obtained a default judgment against Mark Schneider and Product Concepts Company (which had a prior contractual relationship with the Company in connection with the jewelry box business). FYEO attempted to collect their default judgment against the Company. Thereafter, FYEO’s claim on the collection of the default judgment went to trial in 2009 and was rejected, in a determination that the Company had no continuing obligation to Schneider or Product Concepts. FYEO appealed that ruling, to the Seventh Circuit Court of Appeals. The Company and FYEO entered into a binding term sheet to settle these cases on December 31, 2010 for $4.3 million. The Company recognized litigation expense of $3.3 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively. These litigation contingencies are recorded in the Consumer segment. Under the terms of the settlement, the Company paid FYEO in January 2011. The Company has also liquidated its existing inventory and exited the anti-tarnish jewelry organizer business as of December 31, 2011 in accordance with the agreement.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC. There were 1,435 registered shareholders at December 31, 2011.

Quarterly Common Stock Price Ranges and Dividends

	2011			2010
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	15.88	13.45	—	17.59	12.21	—
Second	17.83	15.93	—	18.35	13.07	—
Third	15.63	13.56	—	14.64	11.75	—
Fourth	16.59	13.23	—	16.14	13.93	—

The Company did not declare or pay any dividends in 2011 and 2010. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.

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

Comparison of Five-Year Cumulative Total Return*

Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Group

			2006	2007	2008	2009	2010	2011
Calgon Carbon Corporation	Return	%		156.30	-3.34	-9.50	8.79	3.90
Cum $			100.00	256.30	247.73	224.19	243.89	253.40
S&P 500 Index—Total Returns	Return	%		5.50	-36.99	26.45	15.07	2.12
Cum $			100.00	105.50	66.48	84.06	96.73	98.77
Old Peer Group Only	Return	%		14.84	-24.40	23.15	34.48	14.24
Cum $			100.00	114.84	86.81	106.91	143.78	164.25
Peer Group + Calgon Carbon Corporation	Return	%		19.27	-22.20	16.18	31.51	13.19
Cum $			100.00	119.27	92.79	107.81	141.78	160.48

Issuer Repurchases of Equity Securities

There were no Issuer Repurchases of Equity Securities during the fourth quarter of 2011.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Calgon Carbon Corporation

(Dollars in thousands except per share data)	2011(1)		2010(2)		2009(3)	2008(4)		2007
Income Statement Data:
Net sales	$541,472		$482,341		$411,910	$400,270		$351,124
Net Income	$39,224		$34,850		$39,159	$28,840		$13,597
Net Income per common share, basic	$0.70		$0.62		$0.72	$0.65		$0.34
Net Income per common share, diluted	$0.69		$0.61		$0.69	$0.54		$0.27
Cash dividends declared per common share	$—		$—		$—	$—		$—

Balance Sheet Data (at year end):
Total assets	$552,990		$501,563		$425,718	$387,262		$342,577
Long-term debt	$1,103	(5)	$3,721	(6)	$—	$—	(7)	$12,925	(8)

(1)	Includes a full year of the Calgon Carbon Japan acquisition which was not reported on a consolidated basis until March 31, 2010 and $3.3 million of net earnings related to a reversal of net uncertain tax positions. Refer to Notes 2 and 12 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information. Also includes a $2.2 million, pre-tax, employee separation charge.
(2)	Includes the impact of 2010 acquisitions including a $2.7 million gain on acquisition as well as, $3.4 million of net earnings related to a reduction in valuation allowance associated with foreign tax credits and $12.0 million for litigation and other contingency charges. Refer to Notes 2, 12, and 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(3)	Includes a $0.9 million, pre-tax, loss on debt extinguishment and $4.8 million of net earnings related to a reduction of the valuation allowance associated with foreign tax credits. Refer to Note 12 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(4)	Includes the gain on AST Settlement of $9.3 million, pre-tax and a loss on debt extinguishment of $8.9 million, pre-tax.
(5)	Excludes $26.3 million of debt which is classified as current. Refer to Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(6)	Excludes $24.6 million of debt which is classified as current. Refer to Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(7)	Excludes $7.9 million of debt which is classified as current.
(8)	Excludes $48.0 million of debt which is classified as current.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company reported net income of $39.2 million or $0.69 per diluted share for 2011, as compared to net income of $34.9 million, or $0.61 per diluted share for 2010. Sales increased for the fifth consecutive year resulting in a $59.1 million or 12.3% increase for 2011. The increase from Calgon Carbon Japan’s (CCJ) first quarter 2011 sales was $17.9 million. CCJ was not reported on a consolidated basis until March 31, 2010. Foreign currency translation had a $13.9 million positive effect on sales. Price and volume increases in the Activated Carbon and Service segment contributed to the remaining year over year increase.

During 2011, the Company once again made substantial investments in its property, plant and equipment. Capital expenditures in 2011 totaled $72.1 million which included the capacity expansion at the Company’s reactivation facility in Feluy, Belgium and the construction of a new reactivation facility in Suzhou, China.

Results of Operations

2011 Versus 2010

Consolidated net sales increased $59.1 million or 12.3% in 2011 as compared to 2010. The total positive impact of foreign currency translation on consolidated net sales was $13.9 million.

Net sales for the Activated Carbon and Service segment increased $58.8 million or 13.7% from 2010. CCJ sales, which were not reported on a consolidated basis until March 31, 2010, accounted for approximately $24.3 million or 41% of the increase from 2010. In addition to the aforementioned $17.9 million impact which resulted from the additional three months of sales, approximately $6.4 million of the increase related to volume and price increases for the last nine months of 2011. Foreign currency translation had a positive impact of $13.6 million. Higher pricing primarily in the Company’s Environmental Water Treatment, Environmental Air Treatment, Industrial Process, and Potable markets of $6.0 million, $5.4 million, $4.4 million, and $2.3 million, respectively, contributed to the remaining year over year increase. Sales in the Equipment segment increased approximately $0.2 million or 0.5% from 2010. The increase was due to higher revenue recognized for ultraviolet light (UV) systems, including ballast water treatment, which increased 57%. Partially offsetting this increase was a decline in demand for the Company’s traditional carbon adsorption equipment. Foreign currency translation was comparable versus 2010. Sales for the Consumer segment increased by $0.1 million or 1.3% from 2010 which was primarily due to the positive impact of foreign currency translation of $0.3 million which was partially offset by the decline in sales related to the exit of the former PreZerve product line.

Net sales less cost of products sold, as a percent of net sales, was 32.7% in 2011 compared to 34.3% in 2010. The 1.6 percentage point decrease was primarily as a result of higher sales of lower margin outsourced carbon products in the Activated Carbon and Service segment that occurred throughout the year. In addition, the impact of the Company’s coal cost increases contributed to 1.2 percent of the decline. Also contributing to the decline were the unexpected equipment failures that occurred during the start-up of the Company’s new reactivation facilities in Belgium and China during the fourth quarter of 2011 resulting in a 0.3 percentage point decline. The impact of these items more than offset the aforementioned price increases. Both the Equipment and Consumer segments were comparable to 2010. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased by $2.3 million or 10.2% in 2011 as compared to 2010. The increase is primarily related to increased depreciation related to the significant capital improvements at the Company’s Catlettsburg, Kentucky and Feluy, Belgium facilities that were placed into service during 2011 and 2010.

Selling, general and administrative expenses increased by $10.4 million or 13.4% in 2011 as compared to 2010. The increase was principally due to increased employee related costs of $6.0 million which includes a $2.2 million separation charge as a result of management changes in the Company’s Europe and Asia regions. The Company continued to execute its growth initiatives during 2011 which included the addition of personnel whose costs totaled $1.8 million in the Equipment segment for its UV and Hyde Marine (Hyde) operations. Foreign exchange also had a $1.0 million unfavorable impact on the year. On a segment basis, selling, general and administrative expenses increased in 2011 by approximately $5.9 million in the Activated Carbon and Service segment and $2.9 million for the Equipment segment which were both primarily related to the above mentioned increase in employee related costs. Selling, general and administrative expenses for the Consumer segment were comparable versus 2010.

Research and development expenses increased by $0.4 million or 5.5% in 2011 as compared to 2010. The increase was primarily due to an increase in advanced product testing costs related to mercury removal from flue gas.

Litigation and other contingencies of $(0.3) million in 2011 includes a $1.3 million reduction in the estimate to complete a remediation project at the Company’s Columbus, Ohio production facility partially offset by environmental remediation expense of $0.6 million related to the Catlettsburg, Kentucky facility and $0.3 million related to a legal charge in the Company’s Consumer segment. The $12.0 million charge from litigation and other contingencies in 2010 includes $6.7 million and $3.3 million related to legal settlements with ADA-ES and FYEO, respectively, as well as environmental contingencies of $2.0 million (Refer to additional discussion in Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).

Interest income and expense were comparable in 2011 versus 2010.

As a result of the acquisition of Hyde and CCJ, which are more fully described within Note 2 to the consolidated financial statements included in Item 8, the Company recorded a gain of $2.7 million in 2010.

Other expense – net was comparable in 2011 versus 2010.

The provision for income taxes for 2011 was $17.2 million as compared to $13.2 million in 2010. The effective tax rate for the year ended December 31, 2011 was 30.4% compared to 27.5% for the year ended December 31, 2010. The Company’s 2011 tax rate was reduced from the U.S. statutory rate by 5.8% related primarily to the expiration of the statute of limitations on uncertain tax positions. The Company’s 2010 tax rate was reduced from the U.S. statutory rate by 7.3% related primarily to the reversal of $3.4 million of valuation allowances on foreign tax credits. The 2011 tax rate increased 2.9% over the 2010 effective tax rate primarily due to the valuation allowance reversal that occurred in 2010.

Equity in income from equity investments for 2010 was $0.1 million and related to the former joint venture of Calgon Mitsubishi Chemical Corporation (CMCC) (Refer to Note 2 to the consolidated financial statements included in Item 8).

2010 Versus 2009

Consolidated net sales increased $70.4 million or 17.1% in 2010 as compared to 2009. The total negative impact of foreign currency translation on consolidated net sales was $3.2 million.

Net sales for the Activated Carbon and Service segment increased $69.5 million or 19.4% from 2009. The increase was primarily related to the 2010 acquisitions which contributed $40.0 million. Also contributing to the increase was stronger demand in the Environmental Air Treatment market of $16.7 million related to the sale of products used to remove mercury from flue gas of coal-fired power plants in the U.S. Demand also increased in the Potable Water, Specialty Carbon, and Industrial Process markets by $9.8 million, $5.2 million, and $3.2 million, respectively. Partially offsetting the increase was a decline in demand in the Food market, primarily in Europe, of $2.8 million. Foreign currency translation had a negative impact of $3.2 million. Sales in the Equipment segment increased approximately $2.1 million or 4.8% from 2009. The increase was principally due to revenue recognition of ballast water treatment systems of $5.0 million related to the 2010 acquisition of Hyde. Partially offsetting this increase was a decline in sales of traditional carbon adsorption equipment. Foreign currency translation was comparable versus 2009. Sales for the Consumer segment decreased by $1.2 million or 12.0% from 2009 which was primarily due to the decrease in demand for activated carbon cloth. Foreign currency was comparable versus 2009.

Net sales less cost of products sold, as a percent of net sales, was 34.3% in 2010 as compared to 35.3% in 2009. The 1.0 percentage point decrease was primarily in the Activated Carbon and Service segment which was adversely impacted by lower margins from the CCJ acquisition as previously mentioned. Both the Equipment and Consumer segments were comparable to 2009. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

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

Research and development expenses increased by $2.0 million or 36.7% as compared to 2009. The increase was primarily due to an increase in advanced product testing costs related to mercury removal from flue gas of $0.8 million and $1.2 million related to the additional research and development activities acquired from its additional interest in CCJ.

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

Other expense – net decreased in 2010 versus 2009 by $1.7 million or 54.8% primarily due to foreign exchange losses of $0.8 million that occurred in 2009 related to unhedged positions and the 2009 write-off of $0.8 million of financing fees related to the Company’s prior credit facility which was replaced in 2009.

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

Working Capital and Liquidity

Cash flows provided by operating activities were $53.0 million for the year ended December 31, 2011 as compared to $33.8 million for the year ended December 31, 2010. The $19.2 million increase was principally due to additional net income and lower pension contributions of $6.2 million.

The Company recorded purchase of businesses, net of cash, of $2.1 million related to the acquisitions made during the year ended December 31, 2010.

Credit Facility

On November 17, 2011, the Company and certain of its domestic subsidiaries entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Company’s existing $95.0 million five-year Credit Agreement, dated as of May 8, 2009 (the “Original Credit Agreement”) which was set to expire on May 8, 2014.

The Amended Credit Agreement amends the Original Credit Agreement by increasing the Company’s revolving credit capacity from $95.0 million to $125.0 million, with a $30.0 million sublimit for the issuance of letters of credit. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Amended Credit Agreement of up to $50.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $125.0 million.

Additionally, the Amended Credit Agreement amends the Original Credit Agreement by releasing all of the collateral, which previously secured the Company’s commitments under the Original Credit Agreement. The Amended Credit Agreement extends the term of the revolving credit facility to November 17, 2016 and eliminates the lenders’ requirement to convert revolving credit loans to a term loan on a specific date. Availability under the Amended Credit Agreement is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Amended Credit Agreement at December 31, 2011 was $122.8 million, after considering outstanding letters of credit.

The interest rate on amounts owed under the Amended Credit Agreement will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of December 31, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $0.2 million for the Amended Credit Agreement. These issuance costs have been deferred and are being amortized over the term of the Amended Credit Agreement. As of December 31, 2011 and 2010, there were no outstanding borrowings under the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Amended Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable. The Company was in compliance with all such covenants as of December 31, 2011 and 2010, respectively.

Japanese Loans and Credit Facility

On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.

CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen. At December 31, 2011, 260.0 million Japanese Yen or $3.3 million is recorded as current and 62.0 million Japanese Yen or $0.8 million is recorded as long-term debt within the consolidated balance sheet. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at December 31, 2011. Borrowings and repayments under the Japanese

Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows. Total borrowings outstanding under the Japanese Working Capital Loan were 1.8 billion Japanese Yen or $22.9 million at December 31, 2011, and are shown as short-term debt within the consolidated balance sheet.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. The Company also plans to construct a new reactivation facility to serve the City of Phoenix in Maricopa County, Arizona as part of a ten year service agreement. Construction is expected to commence in 2012 and the total cost is currently estimated to be approximately $25.0 million. At December 31, 2011, the weighted average effective interest rate applicable to the Company’s borrowings was 1.58%. The current portion of long-term borrowings totaled $3.4 million and long-term borrowings totaled $1.1 million. In accordance with its funding policy, the Company is also required to make minimum funding contributions to its pension plans which are estimated at $3.3 million for the year ended December 31, 2012. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2011 as well as a new raw material contract that was entered into in February 2012.

.

	Due In
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Short-term debt	$22,894	$—	$—	$—	$—	$—	$22,894
Current portion of long-term debt	3,372	—	—	—	—	—	3,372
Long-term debt	—	826	28	29	29	191	1,103
Interest	416	13	—	—	—	3	432
Operating leases	6,887	5,683	5,045	3,147	2,017	4,390	27,169
Unconditional purchase obligations*	43,632	30,624	23,112	5,205	—	—	102,573

Total contractual cash obligations	$77,201	$37,146	$28,185	$8,381	$2,046	$4,584	$157,543

*	Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $4.9 million, pertaining to the tax liability related to the accounting for uncertainty in income taxes, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any special-purpose entities.

The Company maintains qualified defined benefit pension plans (the “Qualified Plans”), which cover substantially all non-union and certain union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $2.0 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. The Company expects its 2012 pension expense to be $4.5 million.

The fair value of the Company’s Qualified Plan assets has increased from $106.4 million at December 31, 2010 to $107.4 million at December 31, 2011. The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to defined benefit pension plans which began in 2008. During the year ended December 31, 2011, the Company funded its Qualified Plans with $8.1 million in contributions. The Company expects that it will be required, in accordance with its funding policy, to fund the Qualified Plans with approximately $3.3 million in contributions for the year ending December 31, 2012. The Company may make additional contributions to its Qualified Plans in 2012 beyond the required funding. Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.

The Company did not declare or pay any dividends in 2011. Dividend declaration and payout are at the discretion of the Board of Directors. Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements except for the operating leases disclosed above.

Capital Expenditures and Investments

Capital expenditures were $72.1 million in 2011, $47.2 million in 2010, and $48.3 million in 2009. Expenditures for 2011 included $61.0 million for improvements to manufacturing facilities including approximately $22.8 million related to the capacity expansion at the Feluy, Belgium facility and $10.2 million related to the construction of the Suzhou, China facility. Expenditures for 2010 included $36.3 million for improvements to manufacturing facilities including approximately $15.2 million related to the capacity expansion at the Feluy, Belgium facility. Expenditures for 2009 included $40.0 million for improvements to manufacturing facilities including approximately $8.4 million of improvements related to the 2009 re-start of a previously idled production line, and $15.2 million related to a new pulverization facility. Capital expenditures for 2012 are projected to be approximately $70.0 to $80.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received a one-time government grant of approximately $2.2 million related to the construction of its Suzhou, China reactivation facility (Refer to Note 20 to the consolidated financial statements included in Item 8).

Proceeds for sales of property, plant and equipment were not significant in 2011 or 2010.

During the fourth quarter of 2011, the Company announced the temporary idling of its Datong, China virgin carbon manufacturing facility due to the lack of reasonably priced, suitable coal. The plant’s assets have a net book value of $4.0 million. It is management’s intention to resume operation of the plant in 2012 upon acquiring coal that meets the Company’s requirements. If management concludes that the idling of the plant beyond 2012 is warranted, operating results may be adversely affected by impairment charges.

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

Other

Carbon Imports

General Anti-Dumping Background: On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing. The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem. An anti-dumping order imposing these tariffs was issued by the U.S. Department of Commerce and was published in the Federal Register on April 27, 2007. All imports from China remain subject to the order. Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States customs territory. Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

The Company is both a domestic producer, exporter from China and a large U.S. importer (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the anti-dumping duty deposit rate was 78.89%. From March 30, 2007 through April 8, 2007 the anti-dumping duty deposit rate was 69.54%. Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duties. For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties have been deposited at 69.54% ad valorem.

The Company’s role as an importer which requires it to pay tariffs results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product, following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries during the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries during this period was capped as a matter of law, though the Company was entitled to receive a refund with interest for any difference due to a reduction in the actual margin of dumping found in the first review (discussed below). Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries conducted by the Commerce Department. This process is further described below. The Company’s estimated liability for tariffs during this period of $0.1 million and $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheets at December 31, 2011 and 2010, respectively.

The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period. As part of this process, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, if the tariff rate decreases, any difference will be refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to pay.

Period of Review I: On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I). Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash. Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company received $1.0 million of the aforementioned $1.6 million as of December 31, 2011.

Period of Review II: On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the anti-dumping duty order covering the period April 1, 2008 through March 31, 2009 (POR II). Requests for review were due no later than April 30, 2009. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s duty deposits made during POR II are final and not subject to further adjustment.

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Since the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established after a review of POR I. However, for the cooperative respondents involved in POR II their new deposit rate was calculated at 31.59% ad valorem, but will be collected on a $0.127 per pound basis.

Period of Review III: On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”). On October 31, 2011, the Commerce Department published the results of its review of POR III. Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero. The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate. However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis. In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III. The Company does not expect any of the appeals to be successful. However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III. The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents. It is anticipated that the POR III appeal process would be finalized in the fourth quarter of 2012.

Period of Review IV: On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co.

Period of Review V: The Company expects the Commerce Department to follow the typical schedule for the fifth annual administrative review of the anti-dumping tariff order covering the period April 1, 2011 through March 31, 2012 (“POR V”). Under a typical schedule requests for review will likely be due by the end of April 2012, and the Commerce Department will likely initiate the fifth administrative review in May 2012.

Sunset Review of ITC Anti-dumping Order: The five-year “sunset” review of the anti-dumping order on Certain Activated Carbon from the People’s Republic of China will be initiated by the Commerce Department and the U.S. International Trade Commission (“ITC”) on March 1, 2012. The Company will participate actively in this sunset review in support of continuation for an additional five-year period of the activated carbon anti-dumping order. The Company believes that the anti-dumping order that was put in place in March of 2007 has encouraged fair pricing of China’s exports of activated carbon to the United States. The Company anticipates that the sunset review process will take approximately a year to complete.

Continued Dumping and Subsidy Offset Act Distributions: The Company’s contingent liability relating to tariffs paid on imports is mitigated somewhat by two factors. First and foremost, the antidumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received by the Company during the years ended December 31, 2011 and 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while POR I final results for certain exporters have been under appeal. All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I. Since the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, we could expect to have 59.57% of the final anti-dumping tariffs collected on our entries returned back to the Company as CDSOA distributions. As a result, the Company recorded a receivable of $0.3 million as of the year ended December 31, 2011 against this anticipated CDSOA distribution related to its entries. At this time we cannot assess the amount of potential CDSOA distributions available to the Company as a result of the POR I appeal resolution related to other activated carbon importers.

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

Revenue Recognition

The Company recognizes revenue and related costs when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage of completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage of completion method; however, due to uncertainties inherent in the estimation process, it is possible that actual project costs at completion could vary from estimates. The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

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

Pensions

The Company maintains Qualified Plans which cover substantially all non-union and certain union employees in the United States and Europe. Pension expense, which totaled $2.0 million in 2011 and $2.8 million in 2010, is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on our Qualified Plans’ assets, which range from 6.03% to 8.00%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. The Company also considered historical returns on asset classes, investment mix, and investment manager performance. The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of 65.0% with equity managers and 35.0% with fixed-income managers. The European Qualified Plans’ assets are based on an asset allocation assumption of 25.0% with equity managers, 74.0% with fixed-income managers, and 1.0% with other investments. The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

The discount rate that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from a range of 5.26% to 5.35% at December 31, 2010 to a range of 4.67% to 5.00% at December 31, 2011. The Company estimates that its pension expense for the Qualified Plans will approximate $4.5 million in 2012. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

A sensitivity analysis of the projected incremental effect of a hypothetical one percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Dollars in thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities at December 31, 2011	$14,231	$(12,526)	$6,166	$(4,862)
Pension costs for the year ended December 31, 2011	$848	$(892)	$150	$(64)

Indexation(1)
Pension liabilities at December 31, 2011	$—	$—	$(619)	$678
Pension costs for the year ended December 31, 2011	$—	$—	$(40)	$44

Expected return on plan assets
Pension costs for the year ended December 31, 2011	$834	$(833)	$242	$(242)

Compensation
Pension liabilities at December 31, 2011	$(907)	$923	$(434)	$463
Pension costs for the year ended December 31, 2011	$(197)	$197	$(99)	$115

(1)

Pension indexation related to the Company’s German Qualified Plan and is regulated by German pension law. The law dictates that a pension that is already in payment must be adjusted for inflation every 3 years which is measured by the published German price index for the same time interval.

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

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits. As of December 31, 2011, the Company had recorded total deferred tax assets of $39.3 million, of which $6.2 million represents tax benefits resulting from unused foreign tax credits as well as net operating losses and state tax credits. The foreign tax credits of $3.3 million can be carried forward 10 years and expire from 2016 through 2017. State operating loss carryforwards of $1.4 million, net, expire from 2015 to 2030 of which approximately 84% will not expire before 2020.

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not. Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that a valuation allowance is not necessary. Because of recent acquisitions and the use, or forecasted usage, of prior year foreign tax credit carryforwards, the Company believes that it is more likely than not that it will utilize its foreign tax credit carryforwards.

Approximately 84% of the Company’s deferred tax assets, or $33.1 million, represent temporary differences associated with pensions, accruals, and inventories. Approximately 76% of the Company’s deferred tax liabilities of $32.3 million at December 31, 2011 relate to property, plant and equipment. These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting. The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

Litigation

The Company is involved in various asserted and unasserted legal claims. An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates. Legal fees associated with defending these various lawsuits and claims are expensed when incurred. The Company will continue to evaluate all legal matters as additional information becomes available. Reference is made to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for a discussion of litigation and contingencies.

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of ASC 360 “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment of long-lived assets, and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of reviewing the impact of this ASU on the financial statements and will incorporate any additional disclosures, as required.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 will not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which provided changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The Company is in the process of reviewing this option.

Outlook

Activated Carbon and Service

The Company believes the activated carbon and service sales volume for 2012 will increase over 2011. Sales volume growth is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulations; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; sales from its Calgon Carbon Japan (CCJ) subsidiary in which the Company acquired the remaining interest in as of March 31, 2011; and, other factors discussed below.

While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009 and again in October 2011, current trends indicate that the cost of Chinese imports continued to increase in 2011 compared to 2010. In addition, during 2011 the price of coconut-based carbon increased significantly.

The Company’s coal costs also increased significantly in 2011. The Company continues to proceed with its coal supply action plan with a goal of contracting for the majority of its 2012 domestic coal requirements. On August 2, 2011, the Company signed a three-year agreement for approximately one third of its coal requirements with an option to extend for three additional years. The Company’s 2011 delivered cost of coal increased approximately $7.0 million compared to the prior year and is currently estimated to increase again in 2012 by approximately the same amount.

Due in part to the rising cost of raw materials, including coal, the Company instituted global price increases which were effective November 1, 2010 and has positively contributed to its financial results during 2011. Because of existing contracts, outstanding bids and other factors, it typically takes twelve months for the full effect of the price increase to be realized. The Company also implemented a price increase for coconut carbons that took effect on October 1, 2011. There are no current plans for a global price increase in 2012. Price increases in 2012 will be implemented on a case-by-case basis and/or as permitted under multi-year customer contracts based on indices or other factors.

During both 2011 and 2010, the Company made significant research and development expenditures for second generation products aimed at significantly reducing the amount of powder activated carbon (PAC) required for mercury removal as compared to competitive products. Testing of these advanced products is expected to continue in 2012. PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The current U.S. driver of sales to owners of coal-fired power plants is state regulations. However, on December 16, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants. Compliance with MATS will generally be required three years from the date that the final rule is published in the Federal Register (February 16, 2012). Exceptions for newly installed equipment and/or “reliability critical paths” can delay implementation for applicable power plants up to an additional two years. We suspect that there may be challenges to MATS that could further delay the compliance date(s).

Other mercury removal regulations have been promulgated by the EPA related to Industrial Boilers and Cement Manufacturers. There are also mercury removal regulations in effect for certain Canadian provinces. We suspect that these regulations too could continue to be challenged and that compliance implementation may be delayed.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company currently estimates that annual, total demand for mercury removal in North America is 150 to 200 million pounds today and may grow to as much as 500 to 750 million pounds by 2015. However, today the North American activated carbon supply capacity for this market is far greater than current demand. As a result, recent pricing in this market has deteriorated. We expect this trend to continue in near future until compliance with MATS draws nearer. Many of our multi-year contracts, as well as those of our competitors, are scheduled to mature in 2012 and are expected to be re-bid. We believe our advanced products for mercury removal, some of which have carbon usage rates of 50% to 70% less than alternative products, are important to our ongoing success in this market. In anticipation of the eventual increase in activated carbon necessary to serve this market, we continue to develop our plans for the construction of a new virgin activated carbon plant in the U.S. Capital expenditures related to a new virgin activated carbon plant, if any, are not expected to be material in 2012.

In addition to mercury regulations in North America, China recently announced plans for mercury removal from its coal-fired power plants by 2015. The plans, as announced, stipulated low levels of mercury removal that would not likely result in large activated carbon sales. However, we understand that trials will be conducted over the next few years to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfection By-Product (DBP) Rule is expected to be another growth driver for the Company. DBP’s are compounds that form when natural decaying organic materials present in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBP’s. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 100 million pounds by 2015. This market also provides an opportunity for our service business by converting customers from virgin to reactivated carbon. The Company’s reactivation facilities in California and Ohio received certification from the National Sanitation Foundation (NSF) International during 2010. This certification verifies that the potable custom reactivated carbon is safe for reuse in municipal water treatment applications. In 2010 and 2011, custom reactivated carbon accounted for 13% and 15%, respectively, of the Company’s municipal water revenue. During the second quarter of 2011, the Company was selected to provide the city of Phoenix, Arizona and surrounding communities with long-term reactivation estimated to be approximately 20 million pounds per year of activated carbon used to prevent the formation of DBPs. This also includes the construction of a reactivation facility in Maricopa County, Arizona. The reactivation facility, which would be owned and operated by the Company, is expected to serve as a regional center, providing custom reactivation services for other municipalities that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project. During the construction of the facility, the Company would utilize its existing reactivation capacity to meet Phoenix’s requirements. Reactivation services are expected to begin during the second quarter of 2012 even though the new reactivation facility will not be built by that time. The Company and the City of Phoenix are currently negotiating the terms of the contract.

In addition to the U.S. drinking water regulations, China also announced that it will commit $475 billion in water and wastewater improvements by 2015.

Driven by these market forces, the Company’s 2011 capital expenditures totaled approximately $72.1 million. The Company anticipates making significant capital expenditures in 2012 which are currently projected to be approximately $70 to $80 million, including expenditures for an expansion of its Pearl River, Mississippi virgin activated carbon manufacturing facility as well as the expected Phoenix reactivation project. The Company has also invested in reactivation capacity expansions of its Feluy, Belgium site as well as new reactivation facilities in Suzhou, China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. The Belgium expansion was initially brought on-line in the second quarter of 2011 but because of equipment failures and related start-up issues we will not fully benefit from the availability of the site’s expanded capabilities until later in the first quarter of 2012. The China service facility also experienced an issue with the furnace’s refractory that will delay the start up of this facility until the second quarter of 2012. The site at North Tonawanda, New York is currently scheduled to begin operating during the first half of 2012.

In addition to these initiatives, the Company plans to continue increasing its presence throughout the world. The acquisition of CCJ increases the Company’s capabilities in the world’s second largest geographical market by country for activated carbon. In Europe, the Company acquired Zwicky Denmark and Sweden in 2010, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon (Refer to Note 2 to the Consolidated Financial Statements included in Item 8). This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served. We also recently completed a $2.7 million asset acquisition of an idled reactivation facility in the United Kingdom. This plant, having an annual capacity of approximately 12 million pounds, will begin undergoing equipment modifications during the second half of 2012. We expect to bring the plant into operation in 2013. The Company is also looking to begin expanding its operations in both Mexico and South America.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. The Company believes that U.S demand for its ultraviolet light (UV) systems will continue as the Company moves closer to the deadline of 2012 for the first phase affected municipalities to treat for Cryptosporidium in drinking water. However, worldwide municipal firm bid opportunities were somewhat sluggish in 2011. The Company estimates the total global market for this application to be $250 million through 2015.

In 2010, the Company acquired Hyde Marine, Inc., a manufacturer of systems that utilize UV and filtration technologies to treat marine ballast water (Refer to Note 2 to the Consolidated Financial Statements included in Item 8). In 2004, the International Maritime Organization (IMO) adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which addresses the transportation of potentially harmful organisms through ballast water. The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC. The BWMC has now been signed by 33 countries representing 26.46% of the world’s current gross tonnage. The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. We believe the total ballast water treatment market will exceed $15 billion. The U.S. Coast Guard, working with the U.S. EPA is preparing its own regulations which are expected to be similar to the IMO convention and could be announced in the first quarter of 2012.

Hyde Marine’s Hyde Guardian® system (Guardian), which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Guardian has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS). This strategic acquisition has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential. In spite of the lack of final IMO or U.S. Coast Guard regulations, during 2011, Hyde Marine secured orders for 57 ballast water treatment system projects. In addition, one contract awarded during the third quarter of 2010, was for ballast water treatment systems totaling $19.8 million which has had a positive impact on revenue and income in 2011 and will continue into 2012.

Backlog for the Equipment segment as of December 31, 2011 was $39.8 million.

Consumer

The Company believes that the slowing economy contributed to decreased demand for its Consumer products in 2011. In addition, the Company has exited the PreZerve product line in 2011 and has liquidated PreZerve inventory. However, sales of the Company’s carbon cloth have increased in 2011 compared to 2010. In 2011, the Company was awarded a one year, renewable contract valued at approximately $1.5 million, to supply carbon cloth for military uniforms to a European country. The Company currently expects that 2012 sales for its carbon cloth will increase compared to 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk

In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products. Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly. Based on the estimated 2012 usage and price of coal and natural gas not under contract, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in the pre-tax loss (or gain) of $0.7 million and $0.5 million, respectively.

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

Interest Rate Risk

The Company’s net exposure to interest rate risk consists primarily of borrowings under its Japanese borrowing arrangements described within Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report. The Company’s Japanese Credit Facility and Japanese loan agreements bear interest at rates that are benchmarked to Japan short-term floating rate interest rates or a three-month TIBOR rate plus 0.675%. At December 31, 2011, the Company had $27.0 million of borrowings under the various Japanese credit agreements. The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under its Credit Agreement would not result in a material change to interest expense based upon fiscal 2011 average borrowings.

Foreign Currency Exchange Risk

The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars. The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures. A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Chinese Yuan, Japanese Yen, and Euro at December 31, 2011 would result in a pre-tax loss (or gain) of approximately $2.1 million. The foreign currency forward exchange contracts purchased during 2011 have been accounted for according to Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness. Based on this evaluation, management believes that, as of December 31, 2011, the Company’s internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears on the next page.

Changes in Internal Control

There have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 28, 2012

FINANCIAL STATEMENTS - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 28, 2012

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2011	2010	2009
Net sales	$541,472	$478,899	$398,430
Net sales to related parties	—	3,442	13,480

Total	541,472	482,341	411,910

Cost of products sold (excluding depreciation)	364,384	316,884	266,597
Depreciation and amortization	24,337	22,082	18,130
Selling, general and administrative expenses	87,926	77,557	67,294
Research and development expenses	7,930	7,514	5,495
Litigation and other contingencies (Note 16)	(337)	12,000	961

	484,240	436,037	358,477

Income from operations	57,232	46,304	53,433

Interest income	467	352	459
Interest expense	—	(29)	(286)
Loss on debt extinguishment	—	—	(899)
Gain on acquisitions (Note 2)	—	2,666	—
Other expense – net	(1,309)	(1,395)	(3,089)

Income before income tax provision and equity in income of equity investments	56,390	47,898	49,618
Income tax provision (Note 12)	17,166	13,160	11,754

Income before equity in income of equity investments	39,224	34,738	37,864
Equity in income of equity investments, net	—	112	1,295

Net income	39,224	34,850	39,159

Other comprehensive (loss) income, net of tax (benefit) provision of $(5,379), $210 and $1,028, respectively	(9,443)	(3,068)	5,444

Comprehensive income	$29,781	$31,782	$44,603

Basic net income per common share	$.70	$.62	$.72

Diluted net income per common share	$.69	$.61	$.69

Weighted average shares outstanding, in thousands
Basic	56,243	55,867	54,757
Diluted	56,994	56,742	56,529

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands except per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$13,574	$33,992
Restricted cash	1,152	1,173
Receivables, net of allowance for losses of $1,200 and $1,743	102,540	94,354
Revenue recognized in excess of billings on uncompleted contracts	9,911	7,461
Inventories	118,348	101,693
Deferred income taxes – current	19,190	19,668
Other current assets	13,226	13,707

Total current assets	277,941	272,048
Property, plant and equipment, net	234,549	186,834
Intangibles, net	7,579	8,615
Goodwill	26,839	26,910
Deferred income taxes – long-term	2,805	2,387
Other assets	3,277	4,769

Total assets	$552,990	$501,563

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$72,437	$65,921
Billings in excess of revenue recognized on uncompleted contracts	4,183	2,971
Payroll and benefits payable	12,178	10,978
Accrued income taxes	923	659
Short-term debt	22,894	21,442
Current portion of long-term debt	3,372	3,203

Total current liabilities	115,987	105,174

Long-term debt	1,103	3,721
Deferred income taxes – long-term	14,771	6,979
Accrued pension and other liabilities	44,012	42,451

Total liabilities	175,873	158,325

Redeemable non-controlling interest (Note 2)	—	274

Commitments and contingencies (Notes 8 and 16)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 59,381,636 and 58,989,578 shares issued	594	590
Additional paid-in capital	174,074	169,284
Retained earnings	247,239	208,015
Accumulated other comprehensive loss	(13,517)	(4,074)

	408,390	373,815
Treasury stock, at cost, 3,100,419 and 3,070,720 shares	(31,273)	(30,851)

Total shareholders’ equity	377,117	342,964

Total liabilities and shareholders’ equity	$552,990	$501,563

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities
Net income	$39,224	$34,850	$39,159
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 2)	—	(2,666)	—
Depreciation and amortization	24,337	22,082	18,130
Equity in income from equity investments	—	(112)	(1,295)
Distributions received from equity investments	—	—	1,407
Employee benefit plan provisions	2,026	2,789	5,060
Write-off of prior credit facility fees	—	—	827
Amortization of convertible notes discount	—	—	218
Loss on extinguishment of convertible notes	—	—	719
Stock-based compensation	2,577	2,463	2,398
Excess tax (expense) benefit from stock-based compensation	143	(553)	(928)
Deferred income tax expense	13,354	4,823	2,370
Changes in assets and liabilities – net of effects from foreign exchange:
(Increase) decrease in receivables	(6,371)	(9,548)	2,158
(Increase) decrease in inventories	(15,041)	(3,163)	10,707
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(2,296)	(6,936)	6,034
Increase in accounts payable and accrued liabilities	7,680	2,877	3,062
Pension contributions	(8,087)	(14,302)	(12,307)
Other items – net	(4,526)	1,208	1,346

Net cash provided by operating activities	53,020	33,812	79,065

Cash flows from investing activities
Purchase of businesses – net of cash (Note 2)	—	(2,103)	—
Property, plant and equipment expenditures	(72,101)	(47,190)	(48,281)
Disposals of property, plant and equipment	—	478	—
Government grants received	2,189	—	—
Cash pledged for collateral	(21)	(910)	(13,079)
Cash released from collateral	—	5,293	7,523

Net cash used in investing activities	(69,933)	(44,432)	(53,837)

Cash flows from financing activities
Revolving credit facility borrowings (Note 7)	179,550	58,313	37,500
Revolving credit facility repayments (Note 7)	(178,874)	(53,251)	(37,500)
Proceeds of debt obligations	373	—	—
Reductions of debt obligations	(3,034)	(1,982)	(4,530)
Treasury stock purchased	(422)	(956)	(1,280)
Common stock issued	2,074	2,035	957
Excess tax (expense) benefit from stock-based compensation	(143)	553	928
Other	—	—	(1,208)

Net cash provided by (used in) financing activities	(476)	4,712	(5,133)

Effect of exchange rate changes on cash	(3,029)	1,871	1,184

(Decrease) increase in cash and cash equivalents	(20,418)	(4,037)	21,279
Cash and cash equivalents, beginning of year	33,992	38,029	16,750

Cash and cash equivalents, end of year	$13,574	$33,992	$38,029

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Calgon Carbon Corporation

	Common Shares	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive
							Treasury Stock
(Dollars in thousands)	Issued	Shares	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2008	56,961,297	$570	$153,766	$134,006	$(6,450)	$281,892	2,902,264	$(28,615)	$253,277

2009
Net income	—	—	—	39,159	—	39,159	—	—	39,159
Translation adjustments, net of tax of $(0.3) million	—	—	—	—	3,526	3,526	—	—	3,526
Unrecognized loss on derivatives, net of tax of $(0.8) million	—	—	—	—	(1,265)	(1,265)	—	—	(1,265)
Employee benefit plans, net of tax of $2.1 million	—	—	—	—	3,183	3,183	—	—	3,183
Employee and director stock plans	415,850	4	4,579	—	—	4,583	—	—	4,583
Conversion of Notes	1,176,470	12	5,891	—	—	5,903	—	—	5,903
Treasury stock purchased	—	—	—	—	—	—	103,773	(1,280)	(1,280)
Balance, December 31, 2009	58,553,617	$586	$164,236	$173,165	$(1,006)	$336,981	3,006,037	$(29,895)	$307,086

2010
Net income	—	—	—	34,850	—	34,850	—	—	34,850
Translation adjustments, net of tax of $0.4 million	—	—	—	—	(3,594)	(3,594)	—	—	(3,594)
Unrecognized loss on derivatives, net of tax of $0.1 million	—	—	—	—	573	573	—	—	573
Employee benefit plans, net of tax of $(0.3) million (Refer to Note 11)	—	—	—	—	(47)	(47)	—	—	(47)
Employee and director stock plans	435,961	4	5,048	—	—	5,052	—	—	5,052
Treasury stock purchased	—	—	—	—	—	—	64,683	(956)	(956)
Balance, December 31, 2010	58,989,578	$590	$169,284	$208,015	$(4,074)	$373,815	3,070,720	$(30,851)	$342,964

2011
Net income	—	—	—	39,224	—	39,224	—	—	39,224
Translation adjustments, net of tax of $(0.1) million	—	—	—	—	(1,123)	(1,123)	—	—	(1,123)
Unrecognized loss on derivatives,net of tax of $0.4 million	—	—	—	—	756	756	—	—	756
Employee benefit plans, net of tax of $(5.7) million (Refer to Note 11)	—	—	—	—	(9,076)	(9,076)	—	—	(9,076)
Employee and director stock plans	392,058	4	4,790	—	—	4,794	—	—	4,794
Treasury stock purchased	—	—	—	—	—	—	29,699	(422)	(422)
Balance, December 31, 2011	59,381,636	$594	$174,074	$247,239	$(13,517)	$408,390	3,100,419	$(31,273)	$377,117

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calgon Carbon Corporation

1. Summary of Accounting Policies

Operations

Calgon Carbon Corporation (the “Company”) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams. The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer. Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment relies on activated carbon as a base material, while the Equipment segment relies on a variety of methods and materials which involve other products in addition to activated carbon. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services. The Company’s largest markets are in the United States, Europe, and Japan. The Company also has markets in Africa, Canada, India, Latin America, and in other parts of Asia.

Principles of Consolidation

The consolidated financial statements include the accounts of majority-owned and controlled subsidiaries. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenue and related costs are recognized when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage of completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage of completion method; however, due to uncertainties inherent in the estimation process, it is possible that actual project costs at completion could vary from estimates. The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is computed on the straight-line method over the estimated service lives of the assets, which are from 15 to 30 years for land improvements and buildings, 5 to 15 years for furniture, machinery and equipment, 5 to 10 years for customer capital, 5 years for vehicles, and 5 to 10 years for computer hardware and software. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with guidance within ASC 350, “Intangibles – Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

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

The Company utilizes guidance within ASC 740 “Income Taxes” regarding the accounting for uncertainty in income taxes. This guidance prescribes recognition and measurement standards for a tax position taken or expected to be taken in a tax return. According to this guidance, the evaluation of a tax position is a two step process. The first step is the determination of whether a tax position should be recognized in the financial statements. The benefit of a tax position taken or expected to be taken in a tax return is to be recognized only if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities based upon the technical merits of the position. In step two, for those tax positions which should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

Pensions

Accounting for pensions involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover and discount rates. These assumptions are reviewed annually. In determining the expected return on plan assets, the Company evaluates long-term actual return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns. In determining the discount rates for pension obligations, the Company evaluates long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency.

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

Restricted Cash

Restricted cash consists of cash collateral pledged under debt agreements to comply with contractual stipulations, primarily related to outstanding letters of credit. Cash pledged for collateral or released from collateral is classified as an investing activity in the consolidated statement of cash flows.

Derivative Instruments

The Company applies ASC 815, “Derivatives and Hedging.” ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates or the prices of natural gas. Changes in the value of the derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and meets certain other criteria. The Company does not hold derivative financial instruments for trading purposes.

Contingencies

The Company from time to time is subject to various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of the nature considered normal to its business. It is the Company’s policy to accrue for amounts related to the legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable. Estimates are developed through consultation with legal counsel involved in the defense and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

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

Labor Agreements

Collective bargaining agreements cover approximately 27% of the Company’s labor force at December 31, 2011 that expire during 2013 and 2014.

Stock-Based Compensation

The Company applies ASC 718, “Compensation – Stock Compensation.” In accordance with guidance within ASC 718, compensation expense for stock options is recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. For time vested restricted stock awards, the nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. For certain performance based stock awards, the initial grant date fair value of the performance stock awards that vest subject to a market condition is determined using a Monte Carlo simulation model and is expensed on a straight-line basis over the performance period. For certain performance based stock awards that vest subject to a performance condition, the initial grant date fair is the market price of the underlying common stock. This fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved. The Company’s stock-based compensation plans are more fully described in Note 10.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk as no single customer accounted for more than 10 percent of gross annual revenues as of December 31, 2011. The Company closely monitors the credit risk associated with its customers and to date has not experienced material losses.

Concentration of Deposit Risk

From time to time, the Company has cash deposited with financial institutions in excess of federally insured limits. As of December 31, 2011, the Company has approximately $4.8 million of total cash deposits with two U.S. financial institutions which is in excess of federally insured limits.

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

Fair Value of Financial Instruments Excluding Derivative Instruments

The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents, restricted cash, short and long-term debt as well as accounts receivable and accounts payable. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximates their carrying value because of the short-term maturity of the instruments. Refer to Note 7 for a discussion of the fair value of the Company’s short and long-term debt.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of reviewing the impact of this ASU on the financial statements and will incorporate any additional disclosures, as required.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 will not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which provided changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The Company is in the process of reviewing this option.

Reclassification

Certain prior year amounts have been reclassified from equity investments to other assets within the consolidated balance sheet to conform to the 2011 presentation. In the Notes to the Consolidated Financial Statements—Segment Information, long-lived assets by geographic location have been retrospectively adjusted to include only tangible long-lived assets.

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

The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million. The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.3 million which is included in the gain on acquisitions in the Company’s Statement of Income and Comprehensive Income for the year ended December 31, 2010. The Company recorded an estimated earnout liability of $0.9 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation. This liability, which the Company evaluates and adjusts at the end of each reporting period, is recorded in accrued pension and other liabilities within the Consolidated Balance Sheet.

Calgon Mitsubishi Chemical Corporation (CMCC)

On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%. The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million. Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ). CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million. The original $2.4 million obligation to purchase these remaining shares (the redeemable noncontrolling interest) was reduced by $2.1 million for working capital and other adjustments related to indemnification claims that were previously estimated. On March 31, 2011, the remaining shares held by MCC were acquired with no payment due. Therefore, the Company recorded a $0.3 million gain in Other expense – net within the Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2011. The ownership of CCJ triples the Company’s sales revenue in Asia and adds to its workforce and infrastructure in Japan, the world’s second largest activated carbon market. The results of CCJ are reflected in the Company’s Activated Carbon and Service segment.

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

The results for the year ended December 31, 2010 exclude approximately $2.7 million of gains associated with the acquisitions.

3. Inventories

	December 31
(Dollars in thousands)	2011	2010
Raw materials	$28,610	$24,178
Finished goods	89,738	77,515

Total	$118,348	$101,693

Inventories are recorded net of reserves of $2.2 million and $1.3 million for obsolete and slow-moving items at December 31, 2011 and 2010, respectively.

4. Property, Plant and Equipment

	December 31
(Dollars in thousands)	2011	2010
Land and improvements	$21,913	$21,573
Buildings	45,400	40,667
Machinery, equipment and customer capital	396,125	367,964
Computer hardware and software	21,098	19,014
Furniture and vehicles	9,056	8,637
Construction-in-progress	61,689	35,048

	555,281	492,903
Less accumulated depreciation	(320,732)	(306,069)

Net	$234,549	$186,834

During the fourth quarter of 2011, the Company announced the temporary idling of its Datong, China virgin carbon manufacturing facility due to the lack of reasonably priced, suitable coal. The plant’s assets have a net book value of $4.0 million.

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 totaled $22.6 million, $20.1 million, and $16.9 million, respectively.

Repair and maintenance expenses were $15.0 million, $15.4 million, and $11.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	Activated Carbon and Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of January 1, 2010	$20,305	$6,569	$60	$26,934
Foreign currency translation	(122)	98	—	(24)

Balance as of December 31, 2010	20,183	6,667	60	26,910
Foreign currency translation	(16)	(55)	—	(71)

Balance as of December 31, 2011	$20,167	$6,612	$60	$26,839

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2011 and 2010, respectively:

	December 31, 2011
(Dollars in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	15.4 Years	$1,369	$—	$(1,197)	$172
Customer Relationships	16.0 Years	10,450	(261)	(7,776)	2,413
Product Certification	5.4 Years	6,023	(19)	(2,960)	3,044
Unpatented Technology	20.0 Years	2,875	—	(2,011)	864
Licenses	20.0 Years	964	217	(95)	1,086

Total	14.0 Years	$21,681	$(63)	$(14,039)	$7,579

	December 31, 2010
(Dollars in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Foreign Exchange	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	15.4 Years	$1,369	$—	$(1,128)	$241
Customer Relationships	16.0 Years	10,450	(239)	(7,138)	3,073
Product Certification	5.4 Years	5,327	—	(2,116)	3,211
Unpatented Technology	20.0 Years	2,875	—	(1,848)	1,027
Licenses	20.0 Years	964	151	(52)	1,063

Total	14.0 Years	$20,985	$(88)	$(12,282)	$8,615

For the years ended December 31, 2011, 2010 and 2009, the Company recognized $1.8 million, $2.0 million, and $1.3 million respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:	(Dollars in thousands)
2012	$1,493
2013	1,455
2014	1,381
2015	768
2016	637

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
(Dollars in thousands)	2011	2010
Beginning Balance	$1,340	$1,140
Payments and replacement product	(440)	(272)
Additions to warranty reserve for warranties issued during the period	725	480
Change in the warranty reserve for pre-existing warranties	(1)	(8)

Ending Balance	$1,624	$1,340

7. Borrowing Arrangements

Short-Term Debt

	December 31
(Dollars in thousands)	2011	2010
Borrowings under Japanese Credit Facility	$—	$2,962
Borrowings under Japanese Working Capital Loan	22,894	18,480

Total	$22,894	$21,442

Long-Term Debt

	December 31
(Dollars in thousands)	2011	2010
Borrowings under Japanese Term Loan	$4,142	$6,924
Belgian Loan Borrowings	156	—
Other	177	—

Less current portion of long-term debt	3,372	3,203

Total	$1,103	$3,721

Credit Facility

On November 17, 2011, the Company and certain of its domestic subsidiaries entered into a First Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Company’s existing $95.0 million five-year Credit Agreement, dated as of May 8, 2009 (the “Original Credit Agreement”) which was set to expire on May 8, 2014.

The Amended Credit Agreement amends the Original Credit Agreement by increasing the Company’s revolving credit capacity from $95.0 million to $125.0 million, with a $30.0 million sublimit for the issuance of letters of credit. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Amended Credit Agreement of up to $50.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $125.0 million.

Additionally, the Amended Credit Agreement amends the Original Credit Agreement by releasing all of the collateral, which previously secured the Company’s commitments under the Original Credit Agreement. The Amended Credit Agreement extends the term of the revolving credit facility to November 17, 2016 and eliminates the lenders’ requirement to convert revolving credit loans to a term loan on a specific date. Availability under the Amended Credit Agreement is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Amended Credit Agreement at December 31, 2011 was $122.8 million, after considering outstanding letters of credit.

The interest rate on amounts owed under the Amended Credit Agreement will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum as of December 31, 2011 using option (i) above would have been 3.25% if any borrowings were outstanding.

The Company incurred issuance costs of $0.2 million for the Amended Credit Agreement. These issuance costs have been deferred and are being amortized over the term of the Amended Credit Agreement. As of December 31, 2011 and 2010, there were no outstanding borrowings under the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Amended Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011. Bond options not called by December 31, 2011 are obsolete and the loan is limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist. The Company had 120 thousand Euros, or $0.2 million, and zero outstanding borrowings under the Belgian Loan as of December 31, 2011 and 2010, respectively. No further bonds can be called on.

The Company also maintains a Belgian credit facility totaling 1.5 million Euros which is secured by cash collateral of 750 thousand Euros. The cash collateral is shown as restricted cash within the Consolidated Balance Sheet as of December 31, 2011. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2011 and 2010, respectively. Bank guarantees of 1.4 million Euros were issued as of December 31, 2011 and 2010, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of December 31, 2011 and 2010, respectively.

Japanese Loans and Credit Facility

On March 31, 2010, CCJ entered into a Revolving Credit Facility Agreement (the “Japanese Credit Facility”) totaling 2.0 billion Japanese Yen for working capital requirements of CCJ. This loan matured and was paid in full as of March 31, 2011.

CCJ also entered into two other borrowing arrangements as part of the common share repurchase on March 31, 2010, a Term Loan Agreement (the “Japanese Term Loan”), and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen. At December 31, 2011, 260.0 million Japanese Yen or $3.3 million is recorded as current and 62.0 million Japanese Yen or $0.8 million is recorded as long-term debt within the consolidated balance sheet. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until April 4, 2012, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at December 31, 2011. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows. Total borrowings outstanding under the Japanese Working Capital Loan were 1.8 billion Japanese Yen or $22.9 million at December 31, 2011, and are shown as short-term debt within the consolidated balance sheet.

Fair Value of Debt

At December 31, 2011, the Company had approximately $27.0 million of borrowings under various Japanese credit agreements described above, $0.2 million of borrowing under the Belgian Loan and $0.2 million of other borrowings. The recorded amounts are primarily based on prime rates, and accordingly, the carrying value of these obligations approximates their fair value.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at December 31, 2011 of $26.3 million in 2012, $0.8 million in 2013, $28 thousand in 2014, $29 thousand in 2015, $29 thousand in 2016, $28 thousand in 2017, and $0.2 million in 2018.

Interest Expense

The Company’s interest expense for the years ended December 31, 2011, 2010, and 2009 totaled zero, $29 thousand, and $0.3 million, respectively. These amounts are net of interest costs capitalized of $1.0 million, $0.4 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

8. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $6.9 million in 2012, $5.8 million in 2013, $5.0 million in 2014, $3.1 million in 2015, $2.0 million in 2016 and $4.4 million thereafter. Total rental expense on all operating leases was $9.1 million, $8.9 million, and $8.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Dollars in thousands)	2011	2010	2009
Raw and other materials	$33,953	$35,417	$34,104
Transportation	8,782	7,663	6,853
Information systems and services	3,846	3,903	2,951

Total payments	$46,581	$46,983	$43,908

Future minimum purchase requirements under the terms of the aforementioned contracts, as well as a new raw material contract that was entered into in February 2012, are as follows:

	Due in
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter
Raw and other materials	$39,660	$27,964	$20,715	$2,808	$—	$—
Transportation	1,575	263	—	—	—	—
Information systems and services	2,397	2,397	2,397	2,397	—	—

Total contractual cash obligations	$43,632	$30,624	$23,112	$5,205	$—	$—

The Company also plans to construct a new reactivation facility to serve the City of Phoenix in Maricopa County, Arizona as part of a ten year service agreement. Construction is expected to commence in 2012.

9. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of December 31, 2011, 11,300 shares have been purchased under this stock buy back program.

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

10. Stock Compensation Plans

At December 31, 2011, the Company had one stock-based compensation plan that was adopted in 2008 and is described below. The former Employee and Non-Employee Directors’ Stock Option Plans were terminated and superceded by the 2008 Equity Incentive Plan, however, they both had stock-based awards outstanding as of December 31, 2011 and 2010.

2008 Equity Incentive Plan

In 2008, the Company adopted an equity incentive plan for eligible employees, service providers, and non-employee directors of the Company and its subsidiaries. The maximum number of shares available for grants and awards is an aggregate of 2,000,000 shares and the plan also includes a fixed sub-limit for the granting of incentive stock options which is 1,500,000 shares. The awards may be stock options, restricted stock units, performance units or other stock-based awards. Stock options may be “nonstatutory” or “incentive.” The exercise price for options and stock appreciation rights shall not be less than the fair market value on the date of grant, except if an incentive stock option is granted to a “10% employee,” as defined by the plan, then the option price may not be less than 110% of such fair market value. Options and stock appreciation rights may be exercisable commencing with the grant date, and are no longer exercisable after the expiration of seven or ten years from the grant date.

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

Stock-Based Compensation Expense

In accordance with the guidance within ASC 718 “Compensation – Stock Compensation”, compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by the Company using the Black-Scholes model and the assumptions listed below:

	Year Ended December 31
	2011	2010	2009
Average grant date exercise price per share of unvested option awards	$14.19	$15.47	$15.57
Dividend yield	.00%	.00%	.00%
Expected volatility	46%	44%	35-44%
Risk-free interest rates	2.19%	2.40%	1.99-2.76%
Expected lives of options	4 years	6 years	3-6 years
Average grant date fair value per share of unvested option awards	$5.73	$6.91	$6.55

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

The Expected lives of options are primarily determined from historical stock option exercise data. For the 2011 grant of stock options, the Company used the simplified method for determining the expected life. This method was used since the Company granted stock options to a different population of its employees, and decreased the term from 10 to 7 years. As a result of these changes, the Company does not believe that the historical stock option exercise data provides a reasonable basis upon which to estimate the expected life for the 2011 grant.

Stock Option Activity

The following tables show a summary of the status and activity of stock options for the year ended December 31, 2011:

Employee:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	965,344	$8.50
Granted	180,081	13.89
Exercised	(305,630)	5.86
Forfeited	(1,445)	13.89
Expired	(546)	17.74

Outstanding at December 31, 2011	837,804	$10.61	4.52	$4,376

Exercisable at December 31, 2011	627,997	$9.42	3.87	$4,060

Exercisable and expected to vest at December 31, 2011	837,804	$10.61	4.52	$4,376

The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2011, 2010, and 2009 was $5.47 per share, $6.90 per share, and $6.45 per share or $1.0 million, $0.5 million, and $0.6 million, respectively. The total grant date fair value of options vested during the years ended December 31, 2011, 2010, and 2009 was $6.79 per share, $6.60 per share, and $5.08 per share, or $0.5 million, $0.5 million, and $0.4 million, respectively.

Non-Employee Directors:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	83,022	$6.65
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2011	83,022	$6.65	3.42	$686

Exercisable at December 31, 2011	83,022	$6.65	3.42	$686

During the years ended December 31, 2011, 2010, and 2009 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $2.7 million, $1.8 million, and $0.8 million, respectively. The total amount of cash received from the exercise of options was $2.1 million, $2.0 million, and $1.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Stock Awards

In accordance with guidance within ASC 718, compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

The grant date fair value of time vested restricted stock awards is the market price of the underlying common stock and is expensed over the vesting period of three years.

Performance stock awards, based on Total Shareholder Return (“TSR”), vest subject to the satisfaction of a market condition, at the end of a three-year performance period. The number of performance stock awards that are scheduled to vest is a function of TSR. Under the terms of the TSR performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank. The actual award payout is determined by multiplying the target award by the performance factor percentage based upon the Company’s percentile ranking and can vest at between zero and 200 percent of the target award. The initial grant date fair value of the TSR performance stock is determined using a Monte Carlo simulation model. The grant date fair value is expensed on a straight-line basis over the three-year performance period. The following significant assumptions were used:

	Year Ended December 31
	2011	2010	2009
Dividend yield	.00%	.00%	.00%
Expected volatility	65.4%	70.1%	52-53%
Risk-free interest rates	1.15%	1.38%	1.47-1.78%
Performance period	3 years	3 years	3 years

The following table shows the historical vesting of the TSR performance stock awards:

Year Vested	TSR Performance Period	Payout Level	Shares Issued
2009	2006-2008	200%	128,800
2010	2007-2009	200%	107,900
2011	2008-2010	97%	16,781

In addition, the TSR performance stock award that was granted in 2009 vested and was awarded in February 2012 at 52% of the target award, based on the Company’s satisfaction of performance goals during the preceding three-year period with 8,528 shares of common stock issued.

Performance stock awards, based on Return on Capital (ROC), vest subject to the satisfaction of this performance condition, at the end of a three-year performance period. Under the terms of the ROC performance stock award, the Company’s actual ROC for the performance period is compared to the target set, and the actual award payout is interpolated. The ROC award can vest at between zero and 200 percent of the target award. The grant date fair value of the ROC performance stock is the market price of the underlying common stock. The fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved. No expense was recognized in 2011 as it was not considered probable that the performance condition will be achieved.

The following table shows a summary of the status and activity of employee and non-employee directors’ nonvested stock awards for the year ended December 31, 2011:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value (per share)	Performance Stock Awards (a)	Weighted- Average Grant Date Fair Value (per share)
Nonvested at January 1, 2011	207,948	$16.00	51,510	$26.46
Granted	92,696	14.88	45,010	14.51
Vested	(99,155)	16.13	(16,781)	26.97
Forfeited	(1,598)	15.05	(519)	26.97

Nonvested at December 31, 2011	199,891	$15.43	79,220 (b)	$19.56

(a)	The number of shares shown for the performance stock awards is based on the target number of share awards.
(b)	No compensation expense was recognized in 2011 for 24,057 of these awards as it was not considered probable that the performance conditions would be achieved.

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010, and 2009 was $14.88 per share, $16.21 per share, and $15.08 per share or $1.4 million, $1.9 million, and $1.8 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010, and 2009 was $1.6 million, $1.4 million, and $1.6 million, respectively.

The weighted-average grant date fair value of performance stock awards granted during the years ended December 31, 2011, 2010, and 2009 was $14.51 per share, $25.45 per share, and $26.83 per share or $0.7 million, $0.5 million, and $0.7 million, respectively. The total fair value of performance stock awards vested during the years ended December 31, 2011, 2010, and 2009 was $0.5 million, $0.7 million, and $0.8 million, respectively.

Compensation expense related to all stock-based compensation totaled $2.6 million, $2.5 million, and $2.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, and was recognized as a component of selling, general and administrative expense. The related income tax benefit was $0.9 million, $0.7 million, and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, there was $2.8 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately 1.6 years.

11. Pensions

The Company sponsors defined benefit plans covering substantially all employees. The Company uses a measurement date of December 31 for all its pension plans.

For all U.S. plans, at December 31, 2011, and 2010 the projected benefit obligation and accumulated benefit obligation each exceed plan assets.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2011 and the funded status as of December 31 for both years:

(Dollars in thousands)	2011	2010
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$95,455	$87,132
Service cost	1,022	869
Interest cost	4,942	4,882
Actuarial loss	9,297	5,972
Benefits paid	(4,589)	(3,400)

Projected benefit obligations at December 31	106,127	95,455

Change in Plan Assets
Fair value of plan assets at January 1	83,539	65,708
Actual return on plan assets	(2,149)	8,636
Employer contributions	6,169	12,595
Benefits paid	(4,589)	(3,400)

Fair value of plan assets at December 31	82,970	83,539

Funded status at December 31	$(23,157)	$(11,916)

Amounts recognized in the Balance Sheets:
Current liability – Accrued benefit cost	$(82)	$(82)
Noncurrent liability – Accrued benefit cost	(23,075)	(11,834)

Net amount recognized	$(23,157)	$(11,916)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2011	2010
Accumulated prior service cost	$238	$313
Accumulated net actuarial loss	43,394	27,007

Net amount recognized, before tax effect	$43,632	$27,320

The accumulated benefit obligation at December 31, 2011 and 2010 was $101.5 million and $90.3 million, respectively.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2011	2010
Weighted average actuarial assumptions at December 31:
Discount rate	4.67%	5.26%
Rate of increase in compensation levels	4.00%	4.00%

The following tables set forth the fair values of the Company’s U.S. pension plans assets as of December 31, 2011 and 2010:

(Dollars in thousands)	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$2,311	$2,311	$—	$—
Equities
All Cap (a)	9,060	9,060	—	—
Large Cap (b)	19,748	19,748	—	—
Small Cap Mutual Fund (c)	5,491	—	5,491	—
Microcap Mutual Fund (d)	5,181	5,181	—	—
International Mutual Fund (e)	13,795	13,795	—	—
Fixed Income
Core Fixed Fund Mutual Fund (f)	15,418	15,418	—	—
Long Duration Mutual Fund (g)	7,679	7,679	—	—
Emerging Markets Debt Mutual Fund (h)	4,287	4,287	—	—

Total	$82,970	$77,479	$5,491	$—

(Dollars in thousands)	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$1,011	$1,011	$—	$—
Equities
Large Cap (b)	21,115	21,115	—	—
Mid Cap (i)	9,308	9,308	—	—
Small Cap Mutual Fund (c)	5,618	—	5,618	—
Microcap Mutual Fund (d)	5,012	5,012	—	—
International Mutual Fund (e)	14,587	14,587	—	—
Fixed Income
Core Fixed Fund Mutual Fund (f)	23,743	23,743	—	—
Emerging Markets Debt Mutual Fund (h)	3,145	3,145	—	—

Total	$83,539	$77,921	$5,618	$—

(a)	This category invests in the common stock of primarily U.S. companies across the capitalization spectrum (Large, Mid, and Small Cap) that are undervalued relative to their intrinsic value. The strategy is benchmarked to the Russell 3000 Value Index.
(b)	This category consists of Growth and Value strategies investing primarily in the common stock of large capitalization companies located in the United States. Growth oriented strategies seek companies within the Russell 1000 Growth Universe with above average earnings, growth, and revenue expectations. Value oriented strategies seek companies within the Russell 1000 Value Universe that are undervalued relative to their intrinsic value. These strategies are benchmarked to the Russell 1000 Growth and Value Indices respectively.
(c)	This category invests primarily in small capitalization U.S. companies that are either undervalued relative to their intrinsic value or that have above average earnings growth and revenue expectations. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell 2000 Index.
(d)	This category invests primarily in micro-capitalization U.S. companies that are undervalued relative to their intrinsic value. The smaller cap orientation of the strategy requires the investment managers to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell Micro Cap Value Index.
(e)	This category invests in all types of capitalization companies operating in both developed and emerging markets outside the United States. The strategy targets broad diversification across various economic sectors and seeks to achieve lower overall portfolio volatility by investing with complimentary active managers with varying risk characteristics. Total combined exposure to emerging markets typically ranges from 10% to 20%, with a maximum restriction of 40%. This category is benchmarked to the MSCI EAFE Index and the MSCI All Country World Index ex U.S.
(f)	This category invests primarily in U.S. denominated investment grade and government securities in addition to MBS and ABS issues. It may invest up to 10% of its assets in non-dollar denominated bonds from issuers located outside of the United States. Investment in non-dollar denominated bonds may be on a currency hedged or un-hedged basis. This category normally invests at least 80% of its assets in bonds and maintains an average portfolio duration that is within ±20% of the duration of the benchmark. This category is benchmarked to the Barclays Capital Aggregate Index.
(g)	This category invests in a diversified portfolio of longer duration bonds. The fund typically invests primarily in U.S. investment grade securities, but does have the ability to invest up to 10% in high yield (minimum credit rating of B), and up to 30% in non-U.S. denominated securities. The portfolio has an average duration that normally varies within two years (plus or minus) of the benchmark. This category is benchmarked to the Barclays Capital Long-Term Government/Credit Index.
(h)	This category invests primarily in local currency denominated government debt securities of countries within the Emerging Markets. The strategy is broadly diversified by country and will invest in locally denominated corporate securities. This strategy is benchmarked to the JP Morgan GBI-EM Global Diversified Index.
(i)	This category invests primarily in small to mid-sized U.S. companies that are undervalued relative to their intrinsic value. The smaller cap orientation of the strategy requires investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell Midcap Value Index.

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

Information about the expected cash flows for the U.S. pension plans follows:

Year	Pension Benefits (Thousands)
Employer contributions
2012	$2,000

Benefit Payments
2012	$6,118
2013	5,563
2014	5,802
2015	6,358
2016	6,678
2017 – 2021	34,277

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Service cost	$1,022	$869	$768
Interest cost	4,942	4,882	4,791
Expected return on assets	(6,669)	(5,615)	(3,822)
Prior service cost	75	117	203
Net amortization	1,728	1,405	1,942

Net periodic pension cost	$1,098	$1,658	$3,882

Other Changes in Plan Assets and Benefit Obligations Recognized in Other

Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2011	2010
Current year actuarial loss	$18,115	$2,951
Amortization of actuarial loss	(1,728)	(1,405)
Amortization of prior service cost	(75)	(117)

Total recognized in other comprehensive income (loss)	$16,312	$1,429

Total recognized in net periodic pension cost and other comprehensive income (loss)	$17,410	$3,087

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2012 are as follows:

(Dollars in thousands)
Prior service cost	$74
Net actuarial loss	3,335

Total at December 31	$3,409

For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2011	2010	2009
Weighted average actuarial assumptions at December 31:
Discount rate	5.26%	5.75%	6.06%
Expected annual return on plan assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency. The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 65% equity securities and 35% debt securities. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable. Including the 2011 and 2010 benchmark returns of 1.2% and 22.4% respectively, the Company’s 15-25 year return ranged from 6.7% to 8.8% on its benchmark portfolio.

For European plans, the following tables provide a reconciliation of changes in the plan’s benefit obligations and fair value of assets over the two-year period ended December 31, 2011 and the funded status as of December 31 of both years:

(Dollars in thousands)	2011	2010
Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$34,768	$36,201
Service cost	155	493
Interest cost	1,947	1,773
Employee contributions	107	166
Actuarial (gain) loss	(1,820)	674
Benefits paid	(1,433)	(1,729)
Special termination benefits	200	—
Curtailment gain	—	(1,040)
Foreign currency exchange rate changes	(455)	(1,770)

Projected benefit obligations at December 31	33,469	34,768

Change in Plan Assets
Fair value of plan assets at January 1	22,843	21,832
Actual return on plan assets	1,324	1,797
Employer contributions	1,918	1,707
Employee contributions	107	166
Benefits paid	(1,433)	(1,729)
Foreign currency exchange rate changes	(345)	(930)

Fair value of plan assets at December 31	24,414	22,843

Funded Status at December 31	$(9,055)	$(11,925)

Amounts Recognized in the Balance Sheets:
Current liability – Accrued benefit cost	$(537)	$(537)
Noncurrent liability – Accrued benefit cost	(8,518)	(11,388)

Net amount recognized	$(9,055)	$(11,925)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2011	2010
Accumulated net actuarial loss	$1,503	$3,184

Net amount recognized, before tax effect	$1,503	$3,184

The 2011 special termination benefit was as a result of the separation of an employee under the Belgium salaried plan. The 2010 curtailment was a result of the Company freezing the benefits under two of its United Kingdom salaried plans at December 31, 2010.

The accumulated benefit obligation at the end of 2011 and 2010 was $32.7 million and $34.0 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2011	2010
Weighted average actuarial assumptions at December 31:
Discount rate	5.00%	5.35%
Rate of increase in compensation levels	3.50%	3.50%

The following tables sets forth the fair values of the Company’s European pension plans assets as of December 31, 2011 and 2010:

(Dollars in thousands)	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$280	$280	$—	$—
Equities
M&G PP Discretionary Fund (a)	2,126	2,126	—	—
Global Equity 60-40 Index (b)	3,937	3,937	—	—
Fixed Income
Delta Lloyd Fixed Income (c)	4,514	—	—	4,514
Corporate Bonds (d)	7,872	7,872	—	—
Government Bonds (e)	2,696	2,696	—	—
Real Estate (f)	1,743	1,743	—	—
Insurance Reserves (g)	1,246	—	—	1,246

Total	$24,414	$18,654	$—	$5,760

(Dollars in thousands)	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$429	$429	$—	$—
Equities				—
M&G PP Discretionary Fund (a)	2,607	2,607	—	—
Global Equity 60-40 Index (b)	4,179	4,179	—	—
Fixed Income				—
Delta Lloyd Fixed Income (c)	4,409	—	—	4,409
Corporate Bonds (d)	6,346	6,346	—	—
Government Bonds (e)	2,071	2,071	—	—
Real Estate (f)	1,639	1,639	—	—
Insurance Reserves (g)	1,163	—	—	1,163

Total	$22,843	$17,271	$—	$5,572

(a)	This fund invests in a mix of equity shares, bonds, property and cash. Only the equity investments are included in this line with the remaining being allocated to other appropriate categories. The fund is actively managed against its benchmark of the CAPS Balanced Pooled Fund Median. A prudent approach of diversification by both location and investment type is employed by the fund and both active stock selection and asset allocation are used to add value.
(b)	This index fund invests 60% in the UK Equity Index Fund and 40% in overseas index funds. The overseas portion has a target allocation of 14% in North American funds, 14% in European funds (not including the UK), 6% in Japanese funds, and 6% in Pacific Basin funds (not including Japan).
(c)	This category invests in 6 year Fixed Income investments with Delta Lloyd.
(d)	This category invests in the M&G All Stocks Corporate Bond Fund and the Legal & General (LG) AAA Fixed interest—Over 15 Year Fund. These funds, respectively, invest primarily in investment grade corporate bonds, as well as other debt instruments, including higher yielding corporate bonds, government debt, convertible and preferred stocks, money market instruments and equities; and in long-dated sterling denominated AAA-rated corporate bonds, as well as smaller holdings in gilts—both providing a fixed rate of interest.
(e)	This category invests mainly in long term gilts through the LG Over 15 Year Gilts Index and the M&G PP Discretionary Fund.
(f)	This category invests in the M&G UK Property Fund. The fund invests directly in commercial properties in the UK and is actively managed against its performance benchmark of the BNY Mellon CAPS Pooled Fund Property Median. The fund is well diversified investing in the retail, office, and industrial sectors of the market. A small portion of this category is also held in the M&G PP Discretionary Fund.
(g)	This category invests in insurance policies in the name of the individual plan members.

The Company’s Level 3 investments in the Delta Lloyd fixed income fund and insurance reserves were valued using significant unobservable inputs. Inputs to these valuations include characteristics and quantitative data relating to the assets and reserves, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data. The following table sets forth changes in fair value measurements using significant unobservable inputs during 2011:

(Dollars in thousands)	Delta Lloyd Fixed Income	Insurance Reserves
Balance at January 1, 2011	$4,409	$1,163
Purchases	702	171
Sales/Maturities	(422)	(43)
Foreign currency translation	(175)	(45)

Balance at December 31, 2011	$4,514	$1,246

At December 31, 2011, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets	Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Asset
(Dollars in thousands)	2011	2011
Projected benefit obligation	$25,477	$18,989
Accumulated benefit obligation	$24,676	$18,951
Fair value of plan assets	$15,398	$9,637

At December 31, 2010, the projected benefit obligations and accumulated benefit obligations exceeded the fair value of plan assets for all of the European pension plans.

Information about the expected cash flows for the European pension plans follows:

Year	Pension Benefits (Thousands)
Employer contributions
2012	$1,258

Benefit Payments
2012	$2,771
2013	1,253
2014	998
2015	1,115
2016	1,075
2017 – 2021	6,329

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Service cost	$155	$493	$482
Interest cost	1,947	1,773	1,888
Expected return on assets	(1,442)	(1,283)	(1,211)
Net amortization	68	148	171
Special termination benefits	200	—	—

Net periodic pension cost	$928	$1,131	$1,330

Other Changes in Plan Assets and Benefit Obligations Recognized in Other

Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2011	2010
Current year actuarial (gain) loss	$(1,702)	$159
Amortization of actuarial loss	(68)	(137)
Amortization of transition obligation	—	(10)
Curtailment	—	(1,040)
Foreign currency exchange	90	(216)

Total recognized in other comprehensive income	$(1,680)	$(1,244)

Total recognized in net periodic pension cost and other comprehensive income (loss)	$(752)	$(113)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2012 are as follows:

Total net actuarial loss at December 31	$16

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2011	2010	2009
Weighted average actuarial assumptions at December 31:
Discount rate	5.35%	5.51%	5.51%
Expected annual return on plan assets	6.03%	6.32%	6.30%
Rate of increase in compensation levels	3.50%	4.22%	3.97%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 25% equity securities, 74% debt securities, and 1% with other investments. The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

The non-current portion of $31.6 million and $23.2 million at December 31, 2011 and 2010, respectively, for the U.S. and European pension liabilities is included in accrued pension and other liabilities.

The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance. Under this defined contribution plan, the Company makes a fixed contribution of 3% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 50% of the employee contribution up to a maximum of 1% of employee compensation. In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors. Employer matching and fixed contributions for non-represented employees vest immediately. Employer discretionary contributions vest after two years of service. For each bargaining unit employee who contributes to the plan at the Catlettsburg, Kentucky facility, the Company matches a maximum of $25.00 employee contributions per month to the plan. As of June 8, 2010, under this facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan. The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked. The Company will then make additional lump sum contributions to employees of $5,000 per year that have converted on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan. As a result, employees that have converted will be excluded from the aforementioned $25.00 match. For bargaining unit employees hired after June 8, 2010, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees. For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees. For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective August 1, 2011, began making contributions of $1.65 per actual hour worked to the defined contribution pension plan for eligible employees when their defined benefit pension plan was frozen. Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans was $1.8 million for each of the years ended December 31, 2011, 2010, and 2009, respectively.

12. Provision for Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended December 31
(Dollars in thousands)	2011		2010	2009
Current
Federal	$3,338		$4,880	$6,005
State and local	462		942	943
Foreign	12		2,515	2,436

	3,812		8,337	9,384

Deferred
Federal	13,018	(1)	4,160	1,897
State and local	597		346	343
Foreign	(261)		317	130

	13,354		4,823	2,370

Provision for income taxes	$17,166		$13,160	$11,754

(1)	$5.5 million relates to the reversal of indirect benefits on uncertain tax benefits which lapsed due to the statute of limitations.

Income before income tax provision and equity in income of equity investments includes income generated by operations outside the United States of $11.8 million, $12.7 million, and $10.7 million for 2011, 2010, and 2009, respectively.

The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	2.1	2.3
Deferred tax related to equity investment	—	—	(1.5)
Tax rate differential on foreign income	(1.0)	(0.6)	(0.8)
Valuation allowance release	—	(7.3)	(9.7)
Tax statute expiration	(5.8)	(1.7)	(0.5)
Change in uncertain tax positions	0.6	1.4	0.2
Other – net	(0.5)	(1.4)	(1.3)

Effective income tax rate	30.4%	27.5%	23.7%

The Company has the following gross operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2011:

	Amount
Type	(Thousands)	Expiration Date
Foreign tax credits	$3,317	2016 – 2017
State tax credits	1,355	2027
Operating loss carryforwards – federal	1,011	2029
Operating loss carryforwards – state(1)	31,312	2015 – 2030
Operating loss carryforwards – foreign	187	2015 – None

(1)	Of the total state operating loss-carryforwards, approximately 84% expire in 2020 or later.

The components of deferred taxes consist of the following:

	December 31
(Dollars in thousands)	2011	2010
Deferred tax assets(1)
Net operating loss and credit carryforwards(2)	$6,159	$12,910
Accruals	10,380	11,951
Inventories	11,431	9,713
Pensions	11,303	7,720

Total deferred tax assets	39,273	42,294

Deferred tax liabilities
Property, plant and equipment	$24,551	$22,149
Goodwill and other intangible assets	6,454	4,719
U.S. liability on Belgian and German net deferred tax assets	1,292	479

Total deferred tax liabilities	32,297	27,347

Net deferred tax asset(3)	$6,976	$14,947

(1)	Uncertain tax liabilities of approximately $0.3 million and zero partially offset the net operating losses and credit carryforwards in 2011 and 2010, respectively.
(2)	Net indirect benefits on uncertain tax liabilities of approximately $1.1 million and $6.5 million are included in the U.S. net operating loss and credit carryforwards in 2011 and 2010, respectively.
(3)	A current deferred tax liability of $0.2 million and $0.1 million are included in accounts payable and accrued liabilities within the 2011 and 2010 consolidated balance sheets, respectively.

The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year. The following is a reconciliation of the unrecognized income tax benefits:

(Dollars in thousands)	2011	2010	2009
Balance at January 1	$11,215	$11,704	$12,249
Gross increases for tax positions of prior years	252	878	266
Gross decreases for tax positions of prior years	(84)	(301)	(1,014)
Gross increases for tax positions of current year	562	219	803
Lapse of statute of limitations	(7,867)	(1,285)	(141)
Settlements	—	—	(459)

Balance at December 31	$4,078	$11,215	$11,704

As of December 31, 2011, approximately $2.9 million of the $4.1 million, and as of December 31, 2010, approximately $4.9 million of the $11.2 million, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized. Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $4.6 million and $12.6 million for the year ended December 31, 2011 and 2010, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2011, the Company reversed approximately $0.7 million primarily due to the lapse of the statute of limitations and in 2010, recognized approximately $0.4 million of interest and penalties. As of December 31, 2011 and 2010, the amount accrued for the payment of interest and penalties is approximately $0.8 million and $1.5 million, respectively.

At this time, the Company believes that it is reasonably possible that approximately $2.1 million of the estimated unrecognized tax benefits as of December 31, 2011, related primarily to foreign income items, will be recognized within the next twelve months based on the expiration of statutory review periods of which $1.2 million will impact the effective tax rate.

As of December 31, 2011, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2005, 2008 – 2011
Kentucky	2007 – 2011
Pennsylvania	2008 – 2011
Belgium	2009 – 2011
Canada	2007 – 2011
Germany	2008 – 2011
UK	2008 – 2011
Japan	2006 – 2011

13. Accumulated Other Comprehensive Income (Loss)

(Dollars in thousands)	Currency Translation Adjustments	Pension Benefit Adjustments	Derivatives and Other	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2009	$17,092	$(22,717)	$(825)	$(6,450)
Net Change	3,526	3,183	(1,265)	5,444

Balance, December 31, 2009	20,618	(19,534)	(2,090)	(1,006)
Net Change	(3,594)	(47)	573	(3,068)

Balance, December 31, 2010	17,024	(19,581)	(1,517)	(4,074)
Net Change	(1,123)	(9,076)	756	(9,443)

Balance, December 31, 2011	$15,901	$(28,657)	$(761)	$(13,517)

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable. The income tax effect included in accumulated other comprehensive income (loss) for other non-U.S. subsidiaries and equity investees that are not permanently reinvested was zero, zero, and $1.1 million at December 31, 2011, 2010, and 2009, respectively.

The income tax benefit associated with ASC 715 “Compensation – Retirement Benefits” included in accumulated other comprehensive income (loss) was $17.4 million, $11.5 million, and $11.3 million at December 31, 2011, 2010, and 2009, respectively. The net income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $0.6 million, $1.0 million, and $1.1 million at December 31, 2011, 2010, and 2009, respectively.

14. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2011, 2010, and 2009 was $0.8 million, $0.4 million, and $0.5 million, respectively. Income taxes paid, net of refunds, for the years ended December 31, 2011, 2010, and 2009 was $11.1 million, $16.0 million, and $3.8 million, respectively.

During the year ended December 31, 2009, the Company exchanged shares of its common stock for approximately $6.0 million of its 5.00% Convertible Senior Notes.

The Company has reflected $(0.5) million and $1.1 million of its capital expenditures as a non-cash decrease and increase in accounts payable and accrued liabilities for the years ended December 31, 2011 and 2010, respectively.

15. Derivative Instruments

The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations. The Company also uses cash flow hedges to limit the exposure to changes in natural gas prices. The natural gas forward contracts generally mature within one to eighteen months. The Company accounts for its derivative instruments under ASC 815 “Derivatives and Hedging.”

The fair value of outstanding derivative contracts recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2011	2010
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$694	$321
Natural gas contracts	Other current assets	—	2
Foreign exchange contracts	Other assets	94	—
Currency swap	Other assets	—	37
Natural gas contracts	Other assets	—	6

Total derivatives designated as hedging instruments under ASC 815		788	366

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	15	34

Total asset derivatives		$803	$400

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2011	2010
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$309	$243
Natural gas contracts	Accounts payable and accrued liabilities	1,286	1,608
Foreign exchange contracts	Accrued pension and other liabilities	26	34
Natural gas contracts	Accrued pension and other liabilities	209	509

Total derivatives designated as hedging instruments under ASC 815		1,830	2,394

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	140	59

Total liability derivatives		$1,970	$2,453

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, currency swap, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs. The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the years ended December 31, 2011 and 2010, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	December 31
(Dollars in thousands)	2011	2010
Accumulated OCI derivative loss at January 1	$2,526	$3,195
Effective portion of changes in fair value	1,269	826
Reclassifications from accumulated OCI derivative gain to earnings	(2,361)	(1,322)
Foreign currency translation	(75)	(173)

Accumulated OCI derivative loss at December 31	$1,359	$2,526

Derivatives in ASC 815 Cash Flow Hedging Relationships

	Amount of (Gain) or Loss Recognized in OCI on Derivatives (Effective Portion) December 31,
(Dollars in thousands)	2011	2010	2009
Foreign Exchange Contracts	$22	$(994)	$1,261
Currency Swap	—	—	(506)
Natural Gas Contracts	1,247	1,820	2,414

Total	$1,269	$826	$3,169

Derivatives in ASC 815 Cash Flow Hedging Relationships

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Reclassified from Accumulated OCI in Income (Effective Portion) December 31,
(Dollars in thousands)		2011	2010	2009
Foreign Exchange Contracts	Cost of products sold	$(290)	$465	$1,038
Currency Swap	Interest expense	—	(121)	(35)
Natural Gas Contracts	Cost of products sold	(2,071)	(1,666)	(2,132)

Total		$(2,361)	$(1,322)	$(1,129)

Derivatives in ASC 815 Cash Flow Hedging Relationships

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) December 31,
(Dollars in thousands)		2011	2010	2009
Foreign Exchange Contracts	Other expense – net	$(75)	$(6)	$(20)

Total		$(75)	$(6)	$(20)

Assuming market rates remain constant with the rates at December 31, 2011, a loss of $0.9 million is expected to be recognized in earnings over the next 12 months.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31,
(in thousands except for mmbtu)	2011	2010	2009
Natural gas contracts (mmbtu)	700,000	985,000	1,070,000
Foreign exchange contracts	$35,304	$20,727	$14,552
Currency swap	$—	$—	$3,646

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under ASC 815

	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives December 31,
(Dollars in thousands)		2011	2010	2009
Foreign Exchange Contracts *	Other expense – net	$(189)	$(234)	$(294)

Total		$(189)	$(234)	$(294)

*	As of December 31, 2011, 2010 and 2009, these foreign exchange contracts were entered into and settled during the respective periods.

Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European, Canadian, and Japanese subsidiaries. The hedges involving foreign currency derivative instruments do not span a period greater than eighteen months from the contract inception date. Management uses various hedging instruments including, but not limited to foreign currency forward contracts, foreign currency option contracts and foreign currency swaps. Management’s policy for managing natural gas exposure is to use derivatives to hedge from zero to 75% of the forecasted natural gas requirements. These cash flow hedges currently span up to eighteen months from the contract inception date. Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness is recorded directly to the Company’s earnings.

16. Contingencies

ADA-ES

On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (“MOU”) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (“PAC”) to the electric power industry for the removal of mercury from coal fired power plant flue gas. The MOU provided for commissions to be paid to ADA-ES in respect of product sales. The Company terminated the MOU effective as of August 24, 2007 for convenience. Neither party had entered into sales or supply agreements with prospective customers as of that date. On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of PAC products with a minimum purchase obligation of approximately $55 million over a 5 year period. ADA-ES claimed that it is entitled to commissions over the course of the 5 year contract, which the Company denies. On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007. The Company was countersued alleging breach of contract. A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market. The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages. On December 21, 2010, the Company reached a settlement agreement with ADA-ES and paid ADA-ES $7.2 million in return for the satisfaction of the verdict. The Company recognized litigation expense of $6.7 million and $250 thousand for the years ended December 31, 2010 and 2009, respectively, related to this matter in the Activated Carbon and Service segment.

For Your Ease Only (“FYEO”)

In 2002, the Company was sued by FYEO. The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”). FYEO and the Company are competitors in the sale of jewelry boxes through a common retailer. In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ’628 Patent. FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer. The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ’628 Patent in the Patent and Trademark Office. That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008. The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit. The Patent Trademark Office issued a re-examination certificate on August 25, 2009. The stay on litigation was lifted. In addition, in 2007, while litigation between FYEO and Calgon was stayed, FYEO obtained a default judgment against Mark Schneider and Product Concepts Company (which had a prior contractual relationship with the Company in connection with the jewelry box business). FYEO attempted to collect this default judgment against the Company. Thereafter, FYEO’s claim on the collection of the default judgment went to trial in 2009 and was rejected, in a determination that the Company had no continuing obligation to Schneider or Product Concepts. FYEO appealed that ruling, to the Seventh Circuit Court of Appeals. The Company and FYEO entered into a binding term sheet to settle these cases on December 31, 2010 for $4.3 million. The Company recognized $3.3 million and $0.8 million of litigation expense for the years ended December 31, 2010 and 2009, respectively. These litigation contingencies are recorded in the Consumer segment. Under the terms of the settlement, the Company paid FYEO in January 2011. The Company has also liquidated its existing inventory and exited the anti-tarnish jewelry organizer business as of December 31, 2011 in accordance with the agreement.

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (“Waterlink”) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of certain areas of contamination. In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At December 31, 2011 and 2010, the balance recorded as a component of current liabilities was $2.0 million and $3.9 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. The Company incurred $0.7 million, $0.1 million, and zero of environmental remediation costs for the years ended December 31, 2011, 2010, and 2009, respectively. A $1.3 million reduction of the liability was recorded in the Activated Carbon and Service segment for the year ended December 31, 2011 related to a change in the estimate of the obligation that occurred during the year, which was the result of a more definitive environmental assessment and a review of the current technology available to the Company to remediate the property. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses. Remediation activities commenced during the fourth quarter of 2011 and are currently expected to be completed in late 2012.

Carbon Imports

General Anti-Dumping Background: On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing. The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem. An anti-dumping order imposing these tariffs was issued by the U.S. Department of Commerce and was published in the Federal Register on April 27, 2007. All imports from China remain subject to the order. Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States customs territory. Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

The Company is both a domestic producer, exporter from China and a large U.S. importer (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to this proceeding. As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the anti-dumping duty deposit rate was 78.89%. From March 30, 2007 through April 8, 2007 the anti-dumping duty deposit rate was 69.54%. Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duties. For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties have been deposited at 69.54% ad valorem.

The Company’s role as an importer which requires it to pay tariffs results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product, following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due. The Company has made deposits of estimated tariffs in two ways. First, estimated tariffs on entries during the period from October 11, 2006 through April 8, 2007 were covered by a bond. The total amount of tariffs that can be paid on entries during this period was capped as a matter of law, though the Company was entitled to receive a refund with interest for any difference due to a reduction in the actual margin of dumping found in the first review (discussed below). Second, the Company has been required to post cash deposits of estimated tariffs owed on entries of subject merchandise since April 19, 2007. The final amount of tariffs owed on these entries may change, and can either increase or decrease depending on the final results of relevant administrative inquiries conducted by the Commerce Department. This process is further described below. The Company’s estimated liability for tariffs during this period of $0.1 million and $0.2 million is reflected in accounts payable and accrued liabilities on the consolidated balance sheets at December 31, 2011 and 2010, respectively.

The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period. As part of this process, the Commerce Department conducts periodic reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12 month period. These reviews will be possible for at least five years, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping. If the actual amount of tariffs owed increases, the government will require payment of the difference plus interest. Conversely, if the tariff rate decreases, any difference will be refunded with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to pay.

Period of Review I: On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I). Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash. Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company received $1.0 million of the aforementioned $1.6 million as of December 31, 2011.

Period of Review II: On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the anti-dumping duty order covering the period April 1, 2008 through March 31, 2009 (POR II). Requests for review were due no later than April 30, 2009. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s duty deposits made during POR II are final and not subject to further adjustment.

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Since the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established after a review of POR I. However, for the cooperative respondents involved in POR II their new deposit rate was calculated at 31.59% ad valorem, but will be collected on a $0.127 per pound basis.

Period of Review III: On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”). On October 31, 2011, the Commerce Department published the results of its review of POR III. Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero. The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate. However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis. In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III. The Company does not expect any of the appeals to be successful. However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III. The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents. It is anticipated that the POR III appeal process would be finalized in the fourth quarter of 2012.

Period of Review IV: On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co.

Continued Dumping and Subsidy Offset Act Distributions: The Company’s contingent liability relating to tariffs paid on imports is mitigated somewhat by two factors. First and foremost, the anti-dumping tariff order’s disciplinary effect on the market encourages the elimination of dumping through fair pricing. Separately, pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on entries of subject merchandise from China from October 11, 2006 to September 30, 2007. As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received by the Company during the years ended December 31, 2011 and 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while POR I final results for certain exporters have been under appeal. All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I. Since the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, we could expect to have 59.57% of the final anti-dumping tariffs collected on our entries returned back to the Company as CDSOA distributions. As a result, the Company recorded a receivable of $0.3 million against this anticipated CDSOA distribution related to our entries. At this time we cannot assess the amount of potential CDSOA distributions available to the Company as a result of the POR I appeal resolution related to other activated carbon importers.

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

The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believed there were still significant violations of RCRA that were unresolved by the information provided in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. The Company has taken action to address and remediate a number of the alleged violations. The Company now believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations, which could require the Company to incur substantial additional costs. The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved.

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

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has completed testing of some of the material dredged from the lagoons and of materials in one of the lagoons. The results of this testing have been provided to the EPA. The Company believes the results are favorable. The Company has indicated that it is willing to work towards a comprehensive resolution of all the issues. The DOJ and EPA have informally indicated that such a comprehensive resolution may be possible but that the agencies will expect significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP. The Company is conducting negotiations with the DOJ and EPA to attempt to settle the issues. The Company cannot predict with any certainty the probable outcome of this matter. In the fourth quarter of 2010, the Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

Frontier Chemical Processing Royal Avenue Site

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (“NYSDEC”) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (“PRP”) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy was removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009. By letter dated December 31, 2009, the NYSDEC disapproved the report. The bases for disapproval included concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. The PRP Group conducted additional studies and submitted a revised final report in September 2010. By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order. The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (“NFWB”) in November 2010. The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

PRP Group representatives met several times with the NYSDEC regarding the revision of the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. The NYSDEC does not agree that the revised regulation applies to the Site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant conducted additional cost-benefit analyses and further soil sampling. The results were provided to the NYSDEC but the NYSDEC remains unwilling to revise the soil standards. The PRP Group has now proposed thermal treatment of the contaminated soil, either in situ or ex situ, as a more cost effective approach to achieve the soil clean up standards. Estimated costs for thermal treatment of soils are $5.5 million to $8.5 million for ex situ, and $11 million for in situ thermal treatment. The NYSDEC has indicated that this may be an acceptable alternative to the selected remedy and suggested that the PRP Group perform a Focused Feasibility Study for thermal treatment, which will support an amendment to the Record of Decision to change the remedy. The PRP Group has tasked its consultants to prepare the Focused Feasibility Study. Upon amending the Record of Decision, the PRP Group is considering voluntary performance of the Remedial Design, without a Consent Order, for thermal treatment. Upon acceptance of the remedial Design, the PRP Group would then negotiate a Remedial Action Order to implement the remedy.

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

17. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2011	2010	2009
Net income available to common shareholders	$39,224	$34,850	$39,159
Weighted Average Shares Outstanding
Basic	56,243,015	55,866,552	54,757,279
Effect of Dilutive Securities	750,933	875,725	1,771,994

Diluted	56,993,948	56,742,277	56,529,273

Basic net income per common share	$.70	$.62	$.72
Diluted net income per common share	$.69	$.61	$.69

For the years ended December 31, 2011, 2010 and 2009, there were 131,890; 206,690; and 160,145 options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

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

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Net sales
Activated Carbon and Service	$486,468	$427,713	$358,196
Equipment	46,274	46,010	43,916
Consumer	8,730	8,618	9,798

Consolidated net sales	$541,472	$482,341	$411,910

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Income (loss) from operations before amortization
Activated Carbon and Service	$65,030	$50,994	$53,051
Equipment	(3,504)	694	1,629
Consumer	(2,537)	(3,430)	14

	58,989	48,258	54,694
Reconciling items:
Amortization	(1,757)	(1,954)	(1,261)
Interest income	467	352	459
Interest expense	—	(29)	(286)
Gain on acquisitions	—	2,666	—
Loss on debt extinguishment	—	—	(899)
Other expense—net	(1,309)	(1,395)	(3,089)

Consolidated income before income taxes and equity in income of equity investments	$56,390	$47,898	$49,618

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Depreciation
Activated Carbon and Service	$20,959	$18,590	$15,666
Equipment	1,332	1,296	955
Consumer	289	242	248

	$22,580	$20,128	$16,869
Amortization	1,757	1,954	1,261

Consolidated depreciation and amortization	$24,337	$22,082	$18,130

	December 31
(Dollars in thousands)	2011	2010	2009
Total assets
Activated Carbon and Service	$493,793	$441,415	$368,363
Equipment	53,216	49,860	44,001
Consumer	5,981	10,288	13,354

Consolidated total assets	$552,990	$501,563	$425,718

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Property, plant and equipment expenditures
Activated Carbon and Service	$68,533	$43,862	$45,907
Equipment	752	2,204	2,392
Consumer	1,103	1	63

Consolidated property, plant and equipment expenditures	$70,388 (1)	$46,067 (2)	$48,362 (3)

(1)	Includes $2.2 million which is included in accounts payable and accrued liabilities at December 31, 2011.
(2)	Includes $1.7 million which is included in accounts payable and accrued liabilities at December 31, 2010.
(3)	Includes $2.8 million which is included in accounts payable and accrued liabilities at December 31, 2009.

Net Sales by Product

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Carbon products	$466,046	$406,039	$336,986
Capital equipment	40,650	36,765	35,367
Equipment leasing	14,815	14,454	15,232
Carbon cloth products	7,868	6,923	7,918
Spare parts	5,624	9,245	8,549
Home consumer products	862	1,695	1,880
Other services	5,607	7,220	5,978

Consolidated net sales	$541,472	$482,341	$411,910

Geographic Information

	Year Ended December 31
(Dollars in thousands)	2011	2010	2009
Net sales
United States	$254,953	$258,840	$238,241
Japan	73,335	47,639	13,590
United Kingdom	32,948	29,298	24,967
Germany	20,513	18,446	17,131
France	20,302	15,445	14,874
Canada	19,986	15,451	15,517
South Korea	12,546	5,332	5,559
Belgium	11,419	8,792	8,875
China	10,369	10,637	6,871
Netherlands	6,861	7,491	7,037
Singapore	6,661	4,090	5,704
Australia	6,424	3,829	628
Mexico	4,856	5,893	4,465
Denmark	4,178	2,680	2,524
Spain	3,665	5,380	7,716
Switzerland	3,324	3,240	4,971
Hong Kong	3,240	2,015	736
Norway	3,094	1,161	13
Other	42,798	36,682	32,491

Consolidated net sales	$541,472	$482,341	$411,910

Net sales are attributable to countries based on location of customer.

	December 31
(Dollars in thousands)	2011	2010	2009
Long-lived assets
United States	$133,176	$119,981	$111,567
Belgium	64,051	43,547	30,679
China	19,319	9,276	6,050
Japan	9,152	7,789	—
United Kingdom	8,043	4,427	5,044
Canada	653	1,642	1,723
Singapore	135	148	6
Germany	20	24	31

Consolidated long-lived assets	$234,549	$186,834	$155,100

19. Related Party Transactions

Net sales to related parties primarily reflect sales of activated carbon products to equity investees. On March 31, 2010, the Company increased its ownership percentage in CCJ from 49% to 80% (Refer to Note 2), and began consolidating within the Company’s financial statements. Related party sales transactions were $3.4 million and $13.5 million for the years ended December 31, 2010 and 2009, respectively. The Company’s equity investees are included in the Activated Carbon and Service segment.

20. Government Grants

The Company’s policy for accounting for government grants, including non-monetary grants at fair value, is to recognize them only when there is reasonable assurance that (a) the Company will comply with the conditions attached to the grants and (b) the grants will be received. A grant will be recognized as income over the period necessary to match it to the related costs, for which it is intended to compensate, on a systematic basis. Grants related to assets are presented by deducting them from the asset’s carrying amount. A grant related to income will be deducted from the related expense.

The Company entered into an agreement with the Administrative Committee of Suzhou Wuzhong Economic Development Zone, located in Suzhou, China, by which the Company agreed to establish a wholly foreign-owned company, Calgon Carbon (Suzhou) Company Limited, in Hedong Hi-Tech Industrial Park in Suzhou Wuzhong Economic Development Zone with the business of carbon reactivation. The Company has been awarded a one-time incentive of CNY13.96 million or $2.2 million, a Science and Technology Aid Fund (“aid fund”), to support the project. For the year ended December 31, 2011, the Company received aforementioned grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its Consolidated Balance Sheet.

QUARTERLY FINANCIAL DATA – UNAUDITED

	2011				2010
(Thousands except per share data)	1st Quarter	2nd Quarter(1)	3rd Quarter(2)	4th Quarter	1st Quarter(3)	2nd Quarter(4)	3rd Quarter(5)	4th Quarter(6)
Net sales	$124,380	$135,298	$143,594	$138,200	$102,927	$123,574	$124,371	$131,469
Net sales less cost of products sold(*)	$41,391	$44,434	$48,564	$42,699	$37,136	$43,062	$41,929	$43,330
Net income	$8,477	$11,291	$14,515	$4,941	$9,476	$2,916	$9,952	$12,506

Common Stock Data:
Basic:
Net income per common share	$0.15	$0.20	$0.26	$0.09	$0.16	$0.05	$0.18	$0.22
Diluted:
Net income per common share	$0.15	$0.20	$0.25	$0.09	$0.16	$0.05	$0.18	$0.22

Average common shares outstanding
Basic	56,124	56,188	56,275	56,381	55,708	55,830	55,904	56,020
Diluted	56,893	57,054	56,983	57,032	56,725	56,748	56,686	56,816

(1)	Includes a $1.3 million, pre-tax, reduction in an environmental liability. Refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(2)	Includes $2.8 million of net earnings related to a reversal of net uncertain tax positions (Refer to Note 12 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).
(3)	Includes a $2.7 million gain on acquisitions. The results of the last three quarters of 2010 include the impacts of the first quarter 2010 acquisitions. Refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(4)	Includes an $11.5 million charge related to a litigation contingency. Refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(5)	Includes $3.5 million of net earnings related to a reduction in valuation allowance associated with foreign tax credits and a net $0.5 million of charges related to litigation and other contingencies. Refer to Notes 12 and 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(6)	Includes a $0.9 million loss on debt extinguishment and a $0.3 million charge related to a litigation contingency. Refer to Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.
(7)	Includes a $2.2 million charge for an employee separation, $1.7 million of expense related to equipment failures during the Company’s start-up of its new reactivation facilities in Europe and Asia, and an unfavorable impact of $1.7 million related to a higher proportion of sales of outsourced products in Japan at lower margins.
(*)	Excludes depreciation.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting is contained in “Item 8. Financial Statements and Supplementary Data – Report of Management – Responsibility for Financial Statements and Management’s Annual Report on Internal Control Over Financial Reporting,” and incorporated herein by reference.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of the Independent Registered Public Accounting Firm is contained in “Item 8. Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm,” and incorporated herein by reference.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors (Proposal 1),” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of its Shareholders.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2012 Annual Meeting of its Shareholders. The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table sets forth information as of December 31, 2011 concerning common stock issuable under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	920,826	$10.25	1,152,173
Equity compensation plans not approved by security holders	—	—	49,490	(1)

Total	920,826	$10.25	1,201,663

(1)	On December 31, 2011 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005. The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees. Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account. Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company. On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable. Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable. The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2012 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the 2012 Annual Meeting of its Shareholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2) - Certain Fees” in the Company’s Proxy Statement for the 2012 Annual Meeting of its Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules:

A. Financial Statements and Reports of Independent Registered Public Accounting Firm

(see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B. Financial Statements Schedules for the years ended December 31, 2011, 2010, and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 25, 2011; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 28, 2012

The following should be read in conjunction with the previously referenced financial statements:

Schedule II

Valuation and Qualifying Accounts

(Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2011 Allowance for doubtful accounts	$1,743	$215	$(758)	$1,200

Year ended December 31, 2010 Allowance for doubtful accounts	1,971	403	(631)	1,743

Year ended December 31, 2009 Allowance for doubtful accounts	1,596	565	(190)	1,971

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Returns and Write-Offs	Balance at End of Year
Year ended December 31, 2011 Income tax valuation allowance	$—	$—	$—	$—

Year ended December 31, 2010 Income tax valuation allowance	3,495	—	(3,495)	—

Year ended December 31, 2009 Income tax valuation allowance	7,977	337	(4,819)	3,495

C. Exhibits

Page
3.1	Restated Certificate of Incorporation	(a)

3.2	Amended and Restated By-laws of the Company	(b)

10.1*	Calgon Carbon Corporation 2008 Equity Incentive Plan	(c)

10.2*	1997 Directors’ Fee Plan	(d)

10.3*	Employment Agreement between Calgon Carbon Corporation and C. H. S. (Kees) Majoor, dated December 21, 2000	(e)

10.4	First Amended and Restated Credit Agreement, dated November 17, 2011	(f)

10.5*	Employment Agreement between Calgon Carbon Corporation and John S. Stanik, dated February 5, 2010	(g)

10.6*	Employment Agreement between Calgon Carbon Corporation and Leroy M. Ball, dated February 5, 2010	(h)

10.7*	Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono, dated February 5, 2010	(i)

10.8*	Employment Agreement between Calgon Carbon Corporation and Robert P. O’Brien, dated February 5, 2010	(j)

10.9*	Employment Agreement between Calgon Carbon Corporation and Richard D. Rose, dated February 5, 2010	(k)

10.10*	Employment Agreement between Calgon Carbon Corporation and James A. Sullivan, dated February 5, 2010	(l)

10.11*	Employment Agreement between Calgon Carbon Corporation and Stevan R. Schott, dated February 14, 2011	(m)

10.12	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010	(n)

10.13*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor	(o)

10.14*	Addendum to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated January 2004	(p)

10.15*	Addendum “Change of Control” to Employment Agreement between Calgon Carbon Corporation and C.H.S. (Kees) Majoor, dated December 15, 2008	(q)

10.16	Form of Indemnification Agreement, dated February 25, 2010	(r)

10.17	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010	(s)

10.18	Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010	(t)

10.19	Revolving Credit Facility Agreement between Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK) and MCFA Inc., dated March 30, 2010	(u)

10.20	Letter of Undertaking by Calgon Carbon Corporation on behalf of MCFA Inc., dated March 31, 2010	(v)

10.21	Contract Amendment Document by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation, dated March 31, 2011	(w)

10.22*	Agreement and General Release by and between Calgon Carbon Corporation and Leroy M. Ball, dated August 4, 2010	(x)

10.23*	Employment Contract and Confirmation Letters by and between Chemviron Carbon, Belgian branch of Calgon Carbon Corporation and Reinier Keijzer, dated October 1, 2007	(y)

10.24*	Letter of Appointment by and between Calgon Carbon Asia Pte. Ltd. and Allan Singleton, dated September 21, 2011 and effective October 1, 2011	(z)

10.25*	Agreement on Future Continuation of UK Employment Contract by and between Chemviron Carbon Limited and Allan Singleton, dated September 21, 2011	(aa)

10.26*	English translation of the Termination Agreement by and between Calgon Carbon Corporation, with its Belgian branch, Chemviron Carbon, and C.H.S. (Kees) Majoor, dated as of December 29, 2011	(bb)

14.1	Code of Business Conduct and Ethics	Filed herewith

21.0	The wholly owned subsidiaries of the Company at December 31, 2011 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., an Ontario corporation; Chemviron Carbon Limited, a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink (UK) Holdings Limited, a United Kingdom corporation, Sutcliffe Croftshaw Limited, a United Kingdom corporation; Sutcliffe Speakman Limited, a United Kingdom corporation; Sutcliffe Speakman Carbons Limited, a United Kingdom corporation; Lakeland Processing Limited, a United Kingdom corporation; Sutcliffe Speakmanco 5 Limited, a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation, Chemviron Carbon AB, a Swedish corporation; Calgon Carbon (Tianjin) Co., Limited, a Chinese corporation; Datong Carbon Corporation, a Chinese corporation; Calgon Carbon Asia PTE Limited, a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; Hyde Marine, Inc., an Ohio corporation, Calgon Carbon (Suzhou) Co., Limited, a Chinese corporation; Calgon Carbon Hong Kong Limited, a Hong Kong corporation; Calgon Carbon Japan KK, a Japanese corporation; Calgon Carbon Holdings, LLC , a Delaware limited liability company; Calgon Carbon Mexico S. de R.L. de C.V., a Mexican corporation ; Calgon Carbon Payco S. de R.L. de C.V., a Mexican corporation; Calgon Carbon Sistemas de Filtração Importação e Exportação Ltda., a Brazilian corporation and 20% of Calgon Carbon (Thailand) Company Limited, a Thailand corporation	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note:	The Registrant hereby undertakes to furnish, upon request of the Commission, copies of all instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries. The total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.
(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended June 30, 2009.
(b)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed December 19, 2011.
(c)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 15, 2008.
(d)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2010.
(e)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(f)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed November 21, 2011.
(g)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 5, 2010.
(h)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed February 5, 2010.

(i)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed February 5, 2010.
(j)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed February 5, 2010.
(k)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010.
(l)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 8-K filed February 5, 2010.
(m)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 15, 2011.
(n)	Incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(o)	Incorporated herein by reference to Exhibit 10.14 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(p)	Incorporated herein by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(q)	Incorporated herein by reference to Exhibit 10.16 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009.
(r)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 3, 2010.
(s)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 1, 2010.
(t)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed April 1, 2010.
(u)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed April 1, 2010.
(v)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed April 1, 2010.
(w)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 4, 2011.
(x)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 5, 2010.
(y)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 20, 2011.
(z)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed October 20, 2011.
(aa)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed October 20, 2011.
(bb)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed January 3, 2012.
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calgon Carbon Corporation

By	/S/ JOHN S. STANIK
John S. Stanik
Chairman, President and Chief Executive Officer
February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ JOHN S. STANIK	Chairman, President and Chief Executive Officer	February 28, 2012
John S. Stanik

/S/ STEVAN R. SCHOTT	Chief Financial Officer (and Principal Accounting Officer)	February 28, 2012
Stevan R. Schott

/S/ J. RICH ALEXANDER	Director	February 28, 2012
J. Rich Alexander

/S/ ROBERT W. CRUICKSHANK	Director	February 28, 2012
Robert W. Cruickshank

/S/ RANDALL S. DEARTH	Director	February 28, 2012
Randall S. Dearth

/S/ WILLIAM J. LYONS	Director	February 28, 2012
William J. Lyons

/S/ WILLIAM R. NEWLIN	Director	February 28, 2012
William R. Newlin

/S/ JULIE S. ROBERTS	Director	February 28, 2012
Julie S. Roberts

/S/ TIMOTHY G. RUPERT	Director	February 28, 2012
Timothy G. Rupert

/S/ SETH E. SCHOFIELD	Director	February 28, 2012
Seth E. Schofield