Form 10-Q
period 2012-03-31
CALGON CARBON CORPORATION
filed 2012-05-08
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

None

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
[Common Stock, $.01 par value per share]	56,925,833 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED March 31, 2012

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

I N D E X

		Page
PART 1 – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Introduction to the Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	26

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

SIGNATURES		45
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2011, as filed with the Securities and Exchange Commission by the Company on Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$136,608	$124,380

Cost of products sold (excluding depreciation and amortization)	93,826	82,989
Depreciation and amortization	6,513	5,540
Selling, general and administrative expenses	22,202	20,564
Research and development expenses	1,744	1,768
Environmental and litigation	153	179

	124,438	111,040

Income from operations	12,170	13,340

Interest income	18	63
Interest expense	(25)	(18)
Other expense – net	(251)	(190)

Income before income tax provision	11,912	13,195

Income tax provision	4,174	4,718

Net income	7,738	8,477

Other comprehensive income, net of tax benefit of $(0.3) million and $(0.3) million, respectively	1,563	4,428

Comprehensive income	$9,301	$12,905

Net income per common share
Basic	$0.14	$0.15
Diluted	$0.14	$0.15

Weighted average shares outstanding
Basic	56,512,227	56,124,101
Diluted	57,124,459	56,892,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$11,789	$13,574
Restricted cash	1,183	1,152
Receivables (net of allowance of $993 and $1,200)	98,722	102,540
Revenue recognized in excess of billings on uncompleted contracts	13,488	9,911
Inventories	123,455	118,348
Deferred income taxes – current	17,279	19,190
Other current assets	13,831	13,226

Total current assets	279,747	277,941

Property, plant and equipment, net	241,241	234,549
Intangibles	7,141	7,579
Goodwill	26,989	26,839
Deferred income taxes – long-term	2,781	2,805
Other assets	3,204	3,277

Total assets	$561,103	$552,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,842	$72,437
Billings in excess of revenue recognized on uncompleted contracts	3,796	4,183
Payroll and benefits payable	9,934	12,178
Accrued income taxes	1,060	923
Short-term debt	27,615	22,894
Current portion of long-term debt	3,207	3,372

Total current liabilities	114,454	115,987

Long-term debt	302	1,103
Deferred income taxes – long-term	13,820	14,771
Accrued pension and other liabilities	45,416	44,012

Total liabilities	173,992	175,873

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 59,517,219 and 59,381,636 shares issued	595	594
Additional paid-in capital	175,184	174,074
Retained earnings	254,977	247,239
Accumulated other comprehensive loss	(11,954)	(13,517)

	418,802	408,390
Treasury stock, at cost, 3,128,203 and 3,100,419 shares	(31,691)	(31,273)

Total shareholders’ equity	387,111	377,117

Total liabilities and shareholders’ equity	$561,103	$552,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$7,738	$8,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,513	5,540
Employee benefit plan provisions	936	411
Stock-based compensation	622	615
Deferred income tax expense	1,146	3,258
Changes in assets and liabilities-net of effects from foreign exchange:
Decrease in receivables	2,834	4,598
Increase in inventories	(5,767)	(4,547)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(4,212)	(810)
Decrease in accounts payable, accrued liabilities, and accrued interest	(4,009)	(8,035)
Pension contributions	(397)	(1,420)
Other items – net	(238)	(517)

Net cash provided by operating activities	5,166	7,570

Cash flows from investing activities
Property, plant and equipment expenditures	(11,811)	(12,665)
Government grants received	215	—

Net cash used in investing activities	(11,596)	(12,665)

Cash flows from financing activities
Revolving credit facility borrowings	23,294	138,961
Revolving credit facility repayments	(17,312)	(138,912)
Reductions of debt obligations	(776)	(778)
Treasury stock purchased	(418)	(422)
Common stock issued	421	89
Excess tax benefit from stock-based compensation	(68)	121

Net cash provided by (used in) financing activities	5,141	(941)

Effect of exchange rate changes on cash and cash equivalents	(496)	(942)

Decrease in cash and cash equivalents	(1,785)	(6,978)
Cash and cash equivalents, beginning of period	13,574	33,992

Cash and cash equivalents, end of period	$11,789	$27,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1. Inventories

	March 31, 2012	December 31, 2011
Raw materials	$32,878	$28,610
Finished goods	90,577	89,738

	$123,455	$118,348

2. Supplemental Cash Flow Information

Cash paid for interest during the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively. Income taxes paid, net of refunds, for the three months ended March 31, 2012 and 2011, was $0.8 million and $0.7 million, respectively.

The Company has reflected $(0.6) million and $1.8 million of its capital expenditures as a non-cash increase and decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2012 and 2011, respectively.

3. Dividends

The Company’s Board of Directors did not declare or pay a dividend for the quarters ended March 31, 2012 and 2011.

4. Comprehensive Income

	Three Months Ended March 31,
	2012	2011
Net income	$7,738	$8,477
Other comprehensive income, net of taxes	1,563	4,428

Comprehensive income	$9,301	$12,905

The matters contributing to the other comprehensive income during the three months ended March 31, 2012 were the foreign currency translation adjustment of $2.0 million, the changes in employee benefit accounts of $(0.5) million, and the change in the fair value of the derivative instruments of $0.1 million. The matters contributing to the other comprehensive income during the three months ended March 31, 2011 were the foreign currency translation adjustment of $4.3 million, the changes in employee benefit accounts of $0.2 million, and the change in the fair value of the derivative instruments of $(47) thousand.

5. Segment Information

The Company’s management has identified three segments based on the product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies: ballast water, ultraviolet light, advanced ion exchange separation, and carbon adsorption. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services including carbon cloth and activated carbon for household odors. The following segment information represents the results of operations:

	Three Months Ended
	March 31,
	2012	2011
Net sales
Activated Carbon and Service	$117,237	$112,884
Equipment	16,118	9,117
Consumer	3,253	2,379

	$136,608	$124,380

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$17,303	$19,067
Equipment	532	(382)
Consumer	848	195

	18,683	18,880
Depreciation and amortization
Activated Carbon and Service	5,773	4,874
Equipment	581	547
Consumer	159	119

	6,513	5,540

Income from operations	12,170	13,340

Reconciling items:
Interest income	18	63
Interest expense	(25)	(18)
Other expense – net	(251)	(190)

Income before income tax provision	$11,912	$13,195

	March 31, 2012	December 31, 2011
Total Assets
Activated Carbon and Service	$495,192	$493,793
Equipment	59,791	53,216
Consumer	6,120	5,981

Consolidated total assets	$561,103	$552,990

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

		March 31,	December 31,
Asset Derivatives	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$558	$694
Foreign exchange contracts	Other assets	102	94

Total derivatives designated as hedging instruments under ASC 815		660	788

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	56	15

Total asset derivatives		$716	$803

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

		March 31,	December 31,
Liability Derivatives	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$60	$309
Natural gas contracts	Accounts payable and accrued liabilities	1,329	1,286
Foreign exchange contracts	Accrued pension and other liabilities	22	26
Natural gas contracts	Accrued pension and other liabilities	80	209

Total derivatives designated as hedging instruments under ASC 815:		1,491	1,830

Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts		—	140

Total liability derivatives		$1,491	$1,970

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs. The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three month periods ended March 31, 2012 and 2011, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

Three Months Ended
March 31, 2012
Accumulated OCI derivative loss January 1, 2012	$1,359
Effective portion of changes in fair value	223
Reclassifications from accumulated OCI derivative loss to earnings	(437)
Foreign currency translation	(27)

Accumulated OCI derivative loss at March 31, 2012	$1,118

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2012	2011
Foreign Exchange Contracts	$(210)	$615
Natural Gas Contracts	433	48

Total	$223	$663

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) *
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2012	2011
Foreign Exchange Contracts	Cost of products sold	$20	$7
Natural Gas Contracts	Cost of products sold	(457)	(657)

Total		$(437)	$(650)

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) **
	Location of (Gain) or	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2012	2011
Foreign Exchange Contracts	Other expense – net	$1	$2
Natural Gas Contracts	Other expense – net	0	0

Total		$1	$2

*	Assuming market rates remain constant with the rates at March 31, 2012, a loss of $1.4 million is expected to be recognized in earnings over the next 12 months.
**	For the three months ended March 31, 2012 and 2011, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	March 31,	December 31,
(in thousands except for mmbtu)	2012	2011
Natural gas contracts (mmbtu)	615,000	700,000
Foreign exchange contracts	$32,592	$35,304

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of (Gain) or	Three Months Ended
Derivatives Not Designated as	Loss Recognized in	March 31,
Hedging Instruments Under ASC 815:	Income on Derivatives	2012	2011
Foreign Exchange Contracts *	Other expense – net	$(705)	$318

Total		$(705)	$318

*	As of March 31, 2012 and 2011, these foreign exchange contracts were entered into and settled during the respective periods.

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

7. Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of certain areas of contamination. In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At March 31, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.7 million and $2.0 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.3 million and $0.2 million of environmental remediation costs for the periods ended March 31, 2012 and 2011, respectively. Remediation activities are currently expected to be completed in late 2012.

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

The Company’s role as an importer, which requires it to pay tariffs, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product, following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due. The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period. As part of this process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period. These reviews will be possible for at least five years, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping. If the actual amount of tariffs owed increases, the government will require the U.S. importer to pay the difference, plus interest. Conversely, if the tariff rate decreases, any difference will be refunded to the U.S. importer with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to pay.

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

From March 30, 2007 through April 8, 2007 the anti-dumping duty deposit rate was 69.54%. Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duties. For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at 69.54% ad valorem. On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I). Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash. Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company received $1.0 million of the aforementioned $1.6 million as of March 31, 2012.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established after a review of POR I. However, for the cooperative respondents involved in POR II their new deposit rate will be collected on a $0.127 per pound basis.

Period of Review III: On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”). On October 31, 2011, the Commerce Department published the results of its review of POR III. Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero. The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate. However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis. In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III. The Company does not expect any of the appeals to be successful. However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III. The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents. An initial decision from the court in the POR III appeal process is not expected before the fourth quarter of 2012.

Period of Review IV: On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co. The preliminary results of POR IV are expected to be announced by the Commerce Department in May 2012.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”). Requests for review are due no later than April 30, 2012. It is expected that mandatory respondents for POR V will be selected by the Commerce Department in June or July 2012.

Sunset Review: In March 2012, the Commerce Department and U.S. International Trade Commission initiated proceedings as part of a five-year “sunset” review to evaluate whether the antidumping order should be continued for an additional five years. The Company, and two other U. S. producers of activated carbon, will be participating in this review to support the continuation of the antidumping order for an additional five years. The Company believes continuation of the antidumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued to sell activated carbon in the United States at unfairly low prices. This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the antidumping order took effect in April 2007. The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall. Without the antidumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States. Since the antidumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States.

Proceedings before both the Commerce Department and International Trade Commission are underway. The U.S. producers submitted substantive responses to both agencies indicating their intention to participate and provide information responsive to the agency requests in March and early April 2012. No Chinese producers or exporters expressed an intention to participate in the proceedings before the Commerce Department. As a result, the Company expects that the Commerce Department will issue its expedited final results in the sunset review proceedings in June or July 2012. With respect to proceedings before the International Trade Commission, the Company expects that the agency will conduct a full sunset review and will issue its determination on continuation of the antidumping order at the end of the first quarter of 2013.

Continued Dumping and Subsidy Offset Act Distributions: Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007. As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received by the Company during the years ended December 31, 2011 and 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal. All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I. Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, we could expect to have 59.57% of the final anti-dumping tariffs collected on its entries returned back to the Company as CDSOA distributions. As a result, the Company recorded a receivable of $0.3 million against this anticipated CDSOA distribution related to our entries. At this time we cannot assess the amount of potential CDSOA distributions available to the Company as a result of the POR I appeal resolution related to other activated carbon importers.

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4, a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations.

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

By letter dated January 5, 2010, the EPA determined that certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons were RCRA listed hazardous wastes and that they need to be managed in accordance with RCRA regulations. The Company believes that the cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the materials were not RCRA listed hazardous wastes when recycled, as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. By letter dated May 12, 2010 from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (CWA). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis, which was answered by the Company. In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has completed testing of some of the material dredged from the lagoons and of materials in one of the lagoons. The results of this testing have been provided to the EPA and the KYDEP. The results are favorable. As a result, on March 9, 2012 the KYDEP issued a determination that the material dredged from the lagoons that comes from that portion of the stockpile that has been tested; material currently in the lagoons; and future generated material, no longer contains a hazardous waste. The determination further states that KYDEP will not regulate the material as a solid waste so long as the material is managed in accordance with certain agreed upon procedures. On April 2, 2012 the EPA issued a similar determination with respect to the material dredged from the lagoons that comes from that portion of the stockpile that has been tested.

On April 11, 2012, the Company met with the EPA to attempt to negotiate a comprehensive settlement including the extent, if any, of additional testing that should be done on any of the remaining material; the long-term plans for the lagoons including possible process modifications and civil penalties. The EPA indicated that such a comprehensive resolution may be possible but that the agency still expects significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP and the testing has shown that the material is not hazardous. The Company cannot predict with any certainty the probable outcome of this matter. In the fourth quarter of 2010, the Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, it is reasonably possible that the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

Frontier Chemical Processing Royal Avenue Site

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (NYSDEC) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (PRP) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy was removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009. By letter dated December 31, 2009, the NYSDEC disapproved the report. The bases for disapproval included concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. The PRP Group conducted additional studies and submitted a revised final report in September 2010. By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order. The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (NFWB) in November 2010. The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

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

The results were provided to the NYSDEC but the NYSDEC remains unwilling to revise the soil standards. The PRP Group has now proposed thermal treatment of the contaminated soil, either in situ or ex situ, as a more cost effective approach to achieve the soil clean-up standards. Estimated costs for thermal treatment of soils are $5.5 million to $8.5 million for ex situ, and $11 million for in situ thermal treatment. The NYSDEC has indicated that this may be an acceptable alternative to the selected remedy and suggested that the PRP Group perform a Focused Feasibility Study for thermal treatment, which will support an amendment to the Record of Decision to change the remedy. The PRP Group has tasked its consultants to prepare the Focused Feasibility Study. Upon amending the Record of Decision, the PRP Group is considering voluntary performance of the Remedial Design, without a Consent Order, for thermal treatment. Upon acceptance of the remedial Design, the PRP Group would then negotiate a Remedial Action Order to implement the remedy.

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

8. Goodwill & Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year. For purposes of the test, the Company has identified reporting units, as defined within ASC 350, “Intangibles – Goodwill and Other,” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2012 are as follows:

	Activated Carbon & Service Segment	Equipment Segment	Consumer Segment	Total
Balance as of December 31, 2011	$20,167	$6,612	$60	$26,839
Foreign exchange	105	45	—	150

Balance as of March 31, 2012	$20,272	$6,657	$60	$26,989

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2012 and December 31, 2011, respectively.

		March 31, 2012
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,208)	$161
Customer Relationships	16.0 Years	10,450	(219)	(7,920)	2,311
Product Certification	5.4 Years	6,023	(3)	(3,185)	2,835
Unpatented Technology	20.0 Years	2,875	—	(2,052)	823
Licenses	20.0 Years	964	156	(109)	1,011

Total	14.0 Years	$21,681	$(66)	$(14,474)	$7,141

		December 31, 2011
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,197)	$172
Customer Relationships	16.0 Years	10,450	(261)	(7,776)	2,413
Product Certification	5.4 Years	6,023	(19)	(2,960)	3,044
Unpatented Technology	20.0 Years	2,875	—	(2,011)	864
Licenses	20.0 Years	964	217	(95)	1,086

Total	14.0 Years	$21,681	$(63)	$(14,039)	$7,579

For both the three months ended March 31, 2012 and 2011, the Company recognized $0.4 million of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2012	$1,493
2013	1,455
2014	1,381
2015	768
2016	637

9. Borrowing Arrangements

Short-Term Debt

	March 31,	December 31,
	2012	2011
Borrowings under Japanese Working Capital Loan	$15,615	$22,894
U.S. Credit Facility Borrowings	12,000	—

Total	$27,615	$22,894

Long-Term Debt

	March 31,	December 31,
	2012	2011
Borrowings under Japanese Term Loan	$3,179	$4,142
Belgian Loan Borrowings	160	156
Other	170	177

Less current portion of long-term debt	3,207	3,372

Total	$302	$1,103

U.S. Credit Facility

The Company’s U.S. Credit Facility (Credit Facility) contains a revolving credit capacity of $125.0 million with a $30.0 million sublimit for the issuance of letters of credit which expires on November 17, 2016. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Credit Facility of up to $50.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $125.0 million.

Availability under the Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at March 31, 2012 and December 31, 2011 was $110.8 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum on outstanding borrowings as of March 31, 2012 ranged from 1.25% to 1.5%.

Total outstanding borrowings under the Credit Facility were $12.0 million as of March 31, 2012. There were no outstanding borrowings under the Credit Facility at December 31, 2011.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Facility also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility. The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011. Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%. The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist. The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of March 31, 2012 and December 31, 2011, respectively. No further bonds can be called on.

The Company also maintains a Belgian credit facility totaling 2.0 million Euros which is secured by cash collateral of 750 thousand Euros. The cash collateral is shown as restricted cash within the Condensed Consolidated Balance Sheet as of March 31, 2012. There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2012 and December 31, 2011, respectively. Bank guarantees of 1.0 million Euros and 1.4 million Euros were issued as of March 31, 2012 and December 31, 2011, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of March 31, 2012 and December 31, 2011, respectively.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen. At March 31, 2012, 262.0 million Japanese Yen or $3.2 million is recorded as current debt within the condensed consolidated balance sheet. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at March 31, 2012. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows. Total borrowings outstanding under the Japanese Working Capital Loan were 1.3 billion Japanese Yen or $15.6 million at March 31, 2012, and are shown as short-term debt within the condensed consolidated balance sheet.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at March 31, 2012 of $14.4 million in 2012, $16.4 million in 2013, $28 thousand in 2014, $28 thousand in 2015, $28 thousand in 2016, $28 thousand in 2017, and $0.2 million in 2018.

10. Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2012 and 2011:

	Three Months Ended March 31
Pension Benefits	2012	2011
Service cost	$265	$218
Interest cost	1,216	1,216
Expected return on plan assets	(1,559)	(1,613)
Amortization of prior service cost	19	7
Net actuarial loss amortization	834	398

Net periodic pension cost	$775	$226

The expected long-term rate of return on plan assets is 7.75% in 2012.

Employer Contributions

In its 2011 financial statements, the Company disclosed that it expected to contribute $2.0 million to its U.S. pension plans in 2012. As of March 31, 2012, the Company has not made any contributions. The Company expects to contribute the $2.0 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2012 and 2011:

	Three Months Ended March 31
Pension Benefits	2012	2011
Service cost	$42	$38
Interest cost	439	498
Expected return on plan assets	(325)	(372)
Net actuarial loss amortization	4	18
Foreign currency exchange	1	3

Net periodic pension cost	$161	$185

The expected long-term rate of return on plan assets is between 4.50% and 5.40% in 2012.

Employer Contributions

In its 2011 financial statements, the Company disclosed that it expected to contribute $1.3 million to its European pension plans in 2012. As of March 31, 2012, the Company contributed $0.4 million. The Company expects to contribute the remaining $0.9 million over the remainder of the year.

Defined Contribution Plans:

The Company also sponsors a defined contribution plan for certain U.S. employees. Total expenses related to the defined contribution plans were $0.5 million for the periods ended March 31, 2012 and 2011, respectively.

11. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Net income available to common shareholders	$7,738	$8,477
Weighted Average Shares Outstanding
Basic	56,512,227	56,124,101
Effect of Dilutive Securities	612,232	768,641

Diluted	57,124,459	56,892,742

Net income per common share
Basic and Diluted	$0.14	$0.15

For the three months ended March 31, 2012 and 2011, there were 124,672 and 132,436 of stock options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

12. Income Taxes

Unrecognized Income Tax Benefits

As of March 31, 2012 and December 31, 2011, the Company’s gross unrecognized income tax benefits were $4.2 million and $4.1 million, respectively. If recognized, $3.1 million and $2.9 million of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2012 and December 31, 2011, respectively. At this time, the Company believes that it is reasonably possible that approximately $2.1 million of the estimated unrecognized tax benefits as of March 31, 2012, related primarily to transfer pricing, will be recognized within the next twelve months based on the expiration of statutory periods of which $1.2 million will impact the Company’s effective tax rate.

13. Government Grants

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

The Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts. The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world. The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets. For the period ended March 31, 2012, the Company received $0.2 million of the grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheet.

The Company was also awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located. The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities. The grants total approximately 3.0 million Euros and no amounts have been received by the Company as of March 31, 2012.

14. Fair Value Measurement

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (Refer to Notes 6 and 9 for details relating to derivative instruments and borrowing arrangements):

	March 31.2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3	Value	Value
Derivatives, net	$(775)	$(775)	$—	$(775)	$—	$(1,167)	$(1,167)
U.S. credit facility	(12,000)	(12,000)	—	(12,000)	—	—	—
Japanese working capital loan	(15,615)	(15,615)	—	(15,615)	—	(22,894)	(22,894)
Japanese term loan	(3,179)	(3,179)	—	(3,179)	—	(4,142)	(4,142)
Other loans	(330)	(330)	—	(330)	—	(333)	(333)

Cash and cash equivalents, accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value. The recorded debt amounts are primarily based on prime rates, and, accordingly, the carrying value of these obligations equals fair value.

15. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU No. 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012.

In June 2011, the FASB issued ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements in its annual financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. Please refer to the Company’s condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, for the required interim period disclosure.

16. Reclassification

Certain prior year amounts have been reclassified from selling, general and administrative expenses to environmental and litigation within the condensed consolidated statements of comprehensive income to conform to the 2012 presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales increased by $12.2 million or 9.8% for the quarter ended March 31, 2012 versus the quarter ended March 31, 2011. The total negative impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2012 was $0.3 million versus the comparable 2011 period.

Net sales for the quarter ended March 31, 2012 for the Activated Carbon and Service segment increased $4.4 million or 3.9% versus the similar 2011 period. The increase in sales is primarily due to higher volume from the Company’s traditional business in four of its six markets: Food $2.9 million, Specialty—Metal Recovery $2.5 million, Environmental Air $2.0 million, and Environmental Water Treatment $0.8 million. Partially offsetting these increases was lower demand in the Potable Water and Industrial Process markets of $1.2 million and $0.8 million, respectively. Sales from Calgon Carbon Japan also declined approximately $1.8 million. Net sales for the Equipment segment increased $7.0 million or 76.8% in the first quarter 2012 versus the comparable 2011 period. The increase was primarily due to higher revenue from ultra violet light (UV) and ballast water treatment systems of $6.2 million as well as $2.7 million for ion exchange systems. Partially offsetting this increase was a decrease in revenue recognized for traditional carbon adsorption systems and odor control systems of $1.4 million and $0.5 million, respectively. Net sales for the quarter ended March 31, 2012 for the Consumer segment increased approximately $0.9 million or 36.7% as compared to 2011 due to an increase in demand for activated carbon cloth.

Net sales less cost of products sold, as a percentage of net sales, was 31.3% for the quarter ended March 31, 2012 compared to 33.3% for the similar 2011 period. The decline was in the Activated Carbon and Service segment and was attributable to higher virgin carbon plant maintenance costs of $1.8 million primarily related to timing of maintenance activities; costs related to the repair of the Company’s two new reactivation facilities in Belgium and China of $0.7 million; increased raw material costs, primarily coal, of approximately $1.2 million; and an unfavorable product mix. Partially offsetting this decline was the favorable, full-year impact from the Company’s November 2010 Activated Carbon and Service price increases. The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

The depreciation and amortization increase of $1.0 million during the quarter ended March 31, 2012 versus the quarter ended March 31, 2011 was primarily due to increased depreciation related to capital improvements at the Company’s Feluy, Belgium and Catlettsburg, Kentucky facilities that were placed into service in 2011 and 2012.

Selling, general and administrative expenses increased $1.6 million for the quarter ended March 31, 2012 versus the comparable 2011 quarter. The increase was primarily related to employee related costs of $2.3 million partially offset by a decline in legal expense of $0.4 million.

Research and development expenses for the quarter ended March 31, 2012 were comparable to the quarter ended March 31, 2011.

Interest income and expense were comparable for the quarter ended March 31, 2012 versus March 31, 2011.

Other expense – net was comparable for the quarter ended March 31, 2012 versus March 31, 2011.

The Company recorded an income tax provision of $4.2 million and $4.7 million for the three month periods ended March 31, 2012 and 2011, respectively. The decrease in tax expense primarily relates to the decline in income before income tax provision. The effective tax rate for the quarter ended March 31, 2012 was 35.0% compared to 35.8% for the quarter ended March 31, 2011.

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $5.2 million for the period ended March 31, 2012 compared to $7.6 million for the comparable 2011 period. The $2.4 million decrease is primarily due to unfavorable working capital changes principally related to revenue in excess of billings on uncompleted contracts for ballast water treatment systems.

Common stock dividends were not paid during the quarters ended March 31, 2012 and 2011, respectively.

U.S. Credit Facility

The Company’s U.S. Credit Facility (Credit Facility) contains a revolving credit capacity of $125.0 million with a $30.0 million sublimit for the issuance of letters of credit which expires on November 17, 2016. So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Credit Facility of up to $50.0 million in the aggregate. No assurance can be given, however, that the total revolving credit commitment will be increased above $125.0 million.

Availability under the Credit Facility is dependent upon various customary conditions. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at March 31, 2012 and December 31, 2011 was $110.8 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%. A margin may be added to the applicable interest rate based on the Company’s leverage ratio. The interest rate per annum on outstanding borrowings as of March 31, 2012 ranged from 1.25% to 1.5%.

Total outstanding borrowings under the Credit Facility were $12.0 million as of March 31, 2012. There were no outstanding borrowings under the Credit Facility at December 31, 2011.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Credit Facility also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company. If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit. Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”). Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception. This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen. At March 31, 2012, 262.0 million Japanese Yen or $3.2 million is recorded as current debt within the condensed consolidated balance sheet. The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen. This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at March 31, 2012. Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings. The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows. Total borrowings outstanding under the Japanese Working Capital Loan were 1.3 billion Japanese Yen or $15.6 million at March 31, 2012, and are shown as short-term debt within the condensed consolidated balance sheet.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. As of March 31, 2012, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2011, except for the renewal of the Company’s Japanese Working Capital Loan which matured on March 31, 2012 (Refer to Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q) and was renewed until March 31, 2013. The Company is obligated to make principal payments on debt outstanding at March 31, 2012 of $14.4 million in 2012, $16.4 million in 2013, $28 thousand in 2014, $28 thousand in 2015, $28 thousand in 2016, $28 thousand in 2017, and $0.2 million in 2018.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $11.8 million for the three months ended March 31, 2012 compared to expenditures of $12.7 million for the same period in 2011. The expenditures for the period ended March 31, 2012 were primarily for improvements to the Company’s manufacturing facilities. The comparable 2011 period consisted primarily of improvements to the Company’s manufacturing facilities and information technology systems of $10.4 million and $1.0 million, respectively. Capital expenditures for 2012 are currently projected to be approximately $65.0 million to $75.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Regulatory Matters

United States

Big Sandy Plant. By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4, a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations.

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

By letter dated January 5, 2010, the EPA determined that certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons were RCRA listed hazardous wastes and that they need to be managed in accordance with RCRA regulations. The Company believes that the cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the materials were not RCRA listed hazardous wastes when recycled, as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter. By letter dated May 12, 2010 from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the Clean Water Act (CWA). The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained. On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis, which was answered by the Company. In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant. The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection. The Company has completed testing of some of the material dredged from the lagoons and of materials in one of the lagoons. The results of this testing have been provided to the EPA and the KYDEP. The results are favorable. As a result, on March 9, 2012 the KYDEP issued a determination that the material dredged from the lagoons that comes from that portion of the stockpile that has been tested; material currently in the lagoons; and future generated material, no longer contains a hazardous waste. The determination further states that KYDEP will not regulate the material as a solid waste so long as the material is managed in accordance with certain agreed upon procedures. On April 2, 2012 the EPA issued a similar determination with respect to the material dredged from the lagoons that comes from that portion of the stockpile that has been tested.

On April 11, 2012, the Company met with the EPA to attempt to negotiate a comprehensive settlement including the extent, if any, of additional testing that should be done on any of the remaining material; the long-term plans for the lagoons including possible process modifications and civil penalties. The EPA indicated that such a comprehensive resolution may be possible but that the agency still expects significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations. The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, had been resolved. The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP and the testing has shown that the material is not hazardous. The Company cannot predict with any certainty the probable outcome of this matter. In the fourth quarter of 2010, the Company accrued $2.0 million as its estimate of potential loss related to civil penalties. If process modifications are required, it is reasonably possible that the capital costs could be significant and may exceed $10.0 million. If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required. If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

Frontier Chemical Processing Royal Avenue Site. In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (NYSDEC) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (PRP) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”). The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site. Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater. The selected remedy was removal of above grade structures and contaminated soil source areas, installation of a cover system, and ground water control and treatment, estimated to cost between approximately $11 million and $14 million, which would be shared among the PRP’s. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss. The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members. In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project. The Company contributed monies to the PRP Group to help fund the work required under the Consent Order. The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009. By letter dated December 31, 2009, the NYSDEC disapproved the report. The bases for disapproval included concerns regarding proposed alternate soil cleanup objectives, questions regarding soil treatability studies and questions regarding ground water contamination. The PRP Group conducted additional studies and submitted a revised final report in September 2010. By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order. The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (“NFWB”) in November 2010. The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

PRP Group representatives met several times with the NYSDEC regarding the revision of the soil cleanup objectives set forth in the Record of Decision to be consistent with recently revised regulations. The NYSDEC does not agree that the revised regulation applies to the Site but requested additional information to support the PRP Group’s position. The PRP Group’s consultant conducted additional cost-benefit analyses and further soil sampling. The results were provided to the NYSDEC but the NYSDEC remains unwilling to revise the soil standards. The PRP Group has now proposed thermal treatment of the contaminated soil, either in situ or ex situ, as a more cost effective approach to achieve the soil cleanup standards. Estimated costs for thermal treatment of soils are $5.5 million to $8.5 million for ex situ, and $11 million for in situ thermal treatment. The NYSDEC has indicated that this may be an acceptable alternative to the selected remedy and suggested that the PRP Group perform a Focused Feasibility Study for thermal treatment, which will support an amendment to the Record of Decision to change the remedy. The PRP Group has tasked its consultants to prepare the Focused Feasibility Study. Upon amending the Record of Decision, the PRP Group is considering voluntary performance of the Remedial Design, without a Consent Order, for thermal treatment. Upon acceptance of the remedial Design, the PRP Group would then negotiate a Remedial Action Order to implement the remedy.

Waterlink. In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms which provided an identification and characterization of certain areas of contamination. In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives. The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At March 31, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.7 million and $2.0 million, respectively. Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies. It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.3 million and $0.2 million of environmental remediation costs for the periods ended March 31, 2012 and 2011, respectively. Remediation activities are currently expected to be completed in late 2012.

Europe and Asia

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

The Company’s role as an importer, which requires it to pay tariffs, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product, following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due. The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period. As part of this process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period. These reviews will be possible for at least five years, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter. Revision of tariff rates has two effects. First, it will alter the actual amount of tariffs that Customs will seek to collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping. If the actual amount of tariffs owed increases, the government will require the U.S. importer to pay the difference, plus interest. Conversely, if the tariff rate decreases, any difference will be refunded to the U.S. importer with interest. Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to pay.

Period of Review I: As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to U.S. Customs and Border Protection (“Customs”) on entries made on or after October 11, 2006 through March 1, 2007. From March 2, 2007 through March 29, 2007 the anti-dumping duty deposit rate was 78.89%. From March 30, 2007 through April 8, 2007 the anti-dumping duty deposit rate was 69.54%. Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duties. For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at 69.54% ad valorem. On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I). Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement. The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash. Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company received $1.0 million of the aforementioned $1.6 million as of March 31, 2012.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II. Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established after a review of POR I. However, for the cooperative respondents involved in POR II their new deposit rate will be collected on a $0.127 per pound basis.

Period of Review III: On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”). On October 31, 2011, the Commerce Department published the results of its review of POR III. Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero. The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate. However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis. In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III. The Company does not expect any of the appeals to be successful. However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III. The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents. An initial decision from the court in the POR III appeal process is not expected before the fourth quarter of 2012.

Period of Review IV: On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”). Requests for review were due no later than May 2, 2011. The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review. By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV are final and not subject to further adjustment. The Commerce Department has selected mandatory respondents for POR IV which include Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co. The preliminary results of POR IV were announced by the Commerce Department on May 1, 2012. These results are subject to change by the final determination, which will not be issued until early September 2012, and can be extended until early November 2012.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”). Requests for review are due no later than April 30, 2012. It is expected that mandatory respondents for POR V will be selected by the Commerce Department in June or July 2012.

Sunset Review: In March 2012, the Commerce Department and U.S. International Trade Commission initiated proceedings as part of a five-year “sunset” review to evaluate whether the antidumping order should be continued for an additional five years. The Company, and two other U. S. producers of activated carbon, will be participating in this review to support the continuation of the antidumping order for an additional five years. The Company believes continuation of the antidumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued to sell activated carbon in the United States at unfairly low prices. This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the antidumping order took effect in April 2007. The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall. Without the antidumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States. Since the antidumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States.

Proceedings before both the Commerce Department and International Trade Commission are underway. The U.S. producers submitted substantive responses to both agencies indicating their intention to participate and provide information responsive to the agency requests in March and early April 2012. No Chinese producers or exporters expressed an intention to participate in the proceedings before the Commerce Department. As a result, the Company expects that the Commerce Department will issue its expedited final results in the sunset review proceedings in June or July 2012. With respect to proceedings before the International Trade Commission, the Company expects that the agency will conduct a full sunset review and will issue its determination on continuation of the antidumping order at the end of the first quarter of 2013.

Continued Dumping and Subsidy Offset Act Distributions: Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007. As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I. In July 2011, 2010, 2009 and 2008, the Company applied for such distributions. There were no additional amounts received by the Company during the years ended December 31, 2011 and 2010. In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amounts then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal. All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I. Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, we could expect to have 59.57% of the final anti-dumping tariffs collected on its entries returned back to the Company as CDSOA distributions. As a result, the Company recorded a receivable of $0.3 million against this anticipated CDSOA distribution related to our entries. At this time we cannot assess the amount of potential CDSOA distributions available to the Company as a result of the POR I appeal resolution related to other activated carbon importers.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU No. 2011-04. ASU 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012.

In June 2011, the FASB issued ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements in its annual financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. Please refer to the Company’s condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, for the required interim period disclosure.

Outlook

Activated Carbon and Service

The Company believes activated carbon and service sales for 2012 will increase over 2011. Sales growth is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulations; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; and, other factors discussed below.

While the tariff on imported Chinese thermally activated carbon to the U.S. was lowered significantly in November 2009 and again in October 2011, the cost of Chinese imports continued to increase in 2011 compared to 2010. In addition, during 2011 the price of coconut-based carbon increased significantly.

The Company’s coal costs also increased significantly in 2011. The Company continues to proceed with its coal supply action plan with a goal of contracting for the majority of its 2012 domestic coal requirements. In August 2011, the Company signed a three-year agreement for approximately one third of its coal requirements with an option to extend for three additional years. In February 2012, the Company signed an additional three-year agreement for between 4,000 and 8,000 tons per month. The Company has now contracted for approximately two-thirds of its 2012 estimated coal requirements and over one-half of its requirements in 2013 and 2014. The Company’s 2011 delivered cost of coal increased approximately $7.0 million compared to the prior year. However, we currently estimate that our 2012 coal costs per ton will be approximately equal to our 2011 costs.

Due in part to the rising cost of raw materials, including coal, the Company instituted global price increases which were effective November 1, 2010 and have positively contributed to its financial results during the first quarter of 2012 and throughout 2011. Because of existing contracts, outstanding bids and other factors, it typically takes twelve months for the full effect of the price increase to be realized. The Company also implemented a price increase for coconut carbons that took effect on October 1, 2011. Price increases in 2012 will be implemented on a case-by-case basis and/or as permitted under multi-year customer contracts based on indices or other factors.

During both 2011 and 2010, the Company made significant research and development expenditures for second generation products aimed at significantly reducing the amount of powder activated carbon (PAC) required for mercury removal as compared to competing products. Testing of these advanced products is expected to continue in 2012. PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas. The current U.S. driver of sales to owners of coal-fired power plants is state regulations. However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants. The MATS regulation was published in the Federal Register on February 16, 2012. Compliance with MATS will generally be required three years from April 16, 2012. Exceptions for newly installed equipment and/or “reliability critical paths” can delay implementation for applicable power plants up to an additional two years. There have already been numerous legal challenges to MATS, and the Company cannot estimate with any certainty the length of time needed to complete the judicial review process. Other mercury removal regulations have been promulgated by the EPA related to industrial boilers and cement manufacturers. There are also mercury removal regulations in effect for certain Canadian provinces. We suspect that these regulations could also continue to be challenged and that compliance implementation for MATS or these other mercury removal regulations may be delayed.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company currently estimates that the current annual demand for mercury removal in North America is 150 to 200 million pounds and may grow to as much as 380 to 765 million pounds by 2015. However, today the North American activated carbon supply capacity for this market is greater than current demand. As a result, recent pricing in this market has deteriorated. We expect this trend to continue in the near future until compliance with MATS draws nearer. Many of our multi-year contracts, as well as those of our competitors, are scheduled to mature in late 2012 and are expected to be re-bid. We believe our advanced products for mercury which have carbon usage rates of 50% to 70% less than alternative products, are important to our ongoing success in this market.

For U.S. electric utilities, their compliance with other proposed emission regulations such as the Cross State Air Pollution Rule (CSAPR) or the Clean Air Interstate Rule (CAIR) could significantly impact the amount of carbon utilized for compliance with MATS. Additional hearings are expected in the second quarter of 2012 that will provide further clarification on these rules, their implementation dates and requirements. We believe the majority of U.S. electric utilities are awaiting further resolution of both MATS and CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet. Plant closures and wet scrubbing equipment installations would reduce the amount of carbon used for mercury removal. In addition, wide-spread adoption of our advanced mercury removal products could also reduce the pounds of activated carbon needed. A coupling of a 2015 CSAPR implementation along with a strong adoption of our advanced mercury removal carbons, could significantly reduce the eventual market opportunity to a level below the low end of aforementioned forecasted demand of 380 to 765 million pounds. However, in that case, the Company could expect to increase its share of this market.

In anticipation of the potential increase in activated carbon necessary to serve this market, we continue to develop plans for the construction of a new virgin activated carbon plant in the U.S. Capital expenditures related to a new virgin activated carbon plant, if any, are not expected to be material in 2012.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants by 2015. The plans, as announced, stipulated low levels of mercury removal that would not likely result in large activated carbon sales. However, we understand that trials will be conducted over the next few years to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfection By-Product (DBP) Rule is expected to be another growth driver for the Company. DBPs are compounds that form when natural decaying organic materials present in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the Stage 2 DBP Rule in 2006, and requires water utilities to come into compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 100 million pounds by 2015. This market also provides an opportunity for our service business by converting customers from virgin to reactivated carbon. The Company’s reactivation facilities in California and Ohio received certification from the National Sanitation Foundation (NSF) International during 2010. This certification verifies that potable custom reactivated carbon is safe for reuse in municipal water treatment applications. In 2010 and 2011, custom reactivated carbon accounted for 13% and 15%, respectively, of the Company’s municipal water revenue. During the first quarter of 2012, the Company entered into a ten-year agreement with the City of Phoenix, Arizona to provide custom reactivation services of activated carbon used to prevent the formation of DBPs. This also includes the construction of a reactivation facility in Maricopa County, Arizona. The reactivation facility, which will be owned and operated by the Company, is expected to serve as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project. In total, the Arizona communities’ annual demand for custom reactivation could total 15 to 20 million pounds. During the construction of the facility, the Company would utilize its existing reactivation capacity to meet Phoenix’s requirements. Reactivation services are expected to begin during the second quarter of 2012.

In addition to the U.S. drinking water regulations, China also announced that it will commit $475 billion in water and wastewater improvements by 2015.

Driven by these market forces, the Company’s 2011 capital expenditures totaled approximately $72.1 million. The Company anticipates making significant capital expenditures in 2012 which are currently projected to be approximately $65 to $75 million, including expenditures for an expansion of its Pearl River, Mississippi virgin activated carbon manufacturing facility as well as construction of the Phoenix reactivation facility. The Company has also invested in reactivation capacity expansions of its Feluy, Belgium site as well as a new reactivation facility in Suzhou, China and in the northeast United States. In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually. The Belgium expansion was initially brought on-line in 2011, but because of equipment failures and related start-up issues, the Company only began to benefit from the availability of the site’s expanded capabilities in the first quarter of 2012. The China service facility also experienced an issue with the furnace’s refractory that has delayed the start up of this facility until the second quarter of 2012. Due to projected increased demand, the site at North Tonawanda, New York is currently scheduled to begin operating during the second quarter of 2012.

In addition to these initiatives, the Company plans to continue increasing its presence throughout the world. The 2011 acquisition of CCJ increases the Company’s capabilities in the world’s second largest geographical market by country for activated carbon. In Europe, the Company acquired Zwicky Denmark and Sweden in 2010, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon. This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served. Also in 2011, we completed a $2.7 million asset acquisition of an idled reactivation facility in the United Kingdom. This plant, having an annual capacity of approximately 12 million pounds, may begin undergoing equipment modifications during the second half of 2012. Should we begin to modify the plant in the second half of 2012, the plant could return to operation in 2013. The Company is also looking to begin expanding its operations in both Mexico and South America.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both current regulations as well as the general health of the overall economy. The Company believes that U.S demand for its ultraviolet light (UV) systems will continue as the Company moves closer to the 2013 deadline for the first phase affected municipalities to treat for Cryptosporidium in drinking water. However, worldwide UV systems municipal firm bid opportunities were somewhat slow in 2011 and in the first three months of 2012. The Company estimates the total global market for this application to be $250 million through 2015.

The Company also believes that demand for its ballast water treatment systems will continue to grow. The U.S. Coast Guard, working with the U.S. EPA issued its ballast water treatment rules on March 23, 2012 (Coast Guard Rule). The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water. The Coast Guard Rule requires a U.S. Type Approved treatment system and requires that this treatment system be installed on new ship builds after December 1, 2013; on small and large ships on their next dry-dock after January 1, 2016; and, on medium sized ships on their next dry-dock after January 1, 2014. The Coast Guard Rule’s discharge limits match the limits proposed by the International Maritime Organization (IMO).

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water. The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC. The BWMC has now been signed by 33 countries representing 26.46% of the world’s current gross tonnage. The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. We believe the total ballast water treatment market will exceed $15 billion.

The Company’s Hyde Guardian® system (Guardian), which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages. Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Guardian has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS). This strategic acquisition of Hyde Marine, Inc. has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential. In spite of the lack of final IMO or U.S. Coast Guard regulations, during 2011, the Company sold 84 ballast water treatment systems. In addition, one contract awarded during the third quarter of 2010, was for ballast water treatment systems totaling $19.8 million which has had a positive impact on revenue and income in 2011 and will continue through 2012.

Backlog for the Equipment segment as of March 31, 2012 was $38.5 million.

Consumer

The Company believes that the slowing economy contributed to decreased demand for its Consumer products in 2011. In 2011, the Company was awarded a one year, renewable contract valued at approximately $1.5 million, to supply activated carbon cloth for military uniforms to a European country. Sales of carbon cloth increased $1.0 million in the first quarter of 2012. The Company currently expects that 2012 sales for its carbon cloth will increase as compared to 2011.

Environmental Compliance

As set forth under Item 2 “Regulatory Matters” and Note 7 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, the Company is involved in negotiations with the EPA and DOJ with respect to the resolution of various alleged environmental violations. If the negotiations result in an agreement by the Company to undertake process modifications and/or remediation at the Company’s Catlettsburg, Kentucky facility, significant costs and/or capital expenditures, perhaps in excess of $10.0 million may be required. While the Company believes it will have adequate liquidity to pay such costs and expenditures, doing so may adversely affect the Company’s pursuit of its strategic growth plans.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2012. These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 contained herein.

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2012	117	$15.73	—	—

February 1 – February 28, 2012	3,364	$15.04	—	—

March 1 – March 31, 2012	24,420	$14.98	—	—

(a)	This column includes purchases under Calgon Carbon’s Equity Incentive Plan which represented withholding taxes due from employees relating to the restricted share awards issued on January 2, 2012; February 22, 2012; March 1, 2012; and March 4, 2012. Future purchases under this plan will be dependent upon employee elections and forfeitures.

Item 6. Exhibits

Exhibit No.	Description	Method of filing

10.1	Service Contract for the Supply, Placement, Removal and Thermal Reactivation of Granular Activated Carbon by and between Calgon Carbon Corporation and the City of Phoenix, Arizona entered into on March 9, 2012	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 14, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION (REGISTRANT)

Date: May 8, 2012	/s/Stevan R. Schott
Stevan R. Schott Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
10.1	Service Contract for the Supply, Placement, Removal and Thermal Reactivation of Granular Activated Carbon by and between Calgon Carbon Corporation and the City of Phoenix, Arizona entered into on March 9, 2012	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 14, 2012