Form 10-Q
period 2012-06-30
CALGON CARBON CORPORATION
filed 2012-08-08
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
[Common Stock, $.01 par value per share]	56,960,697 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED June 30, 2012

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$148,403	$135,298	$285,011	$259,678

Cost of products sold (excluding depreciation and amortization)	102,456	90,864	196,282	173,853
Depreciation and amortization	6,442	5,655	12,955	11,195
Selling, general and administrative expenses	20,568	20,798	42,770	41,362
Research and development expenses	2,524	1,701	4,268	3,469
Environmental and litigation	(172)	(1,135)	(19)	(956)
	131,818	117,883	256,256	228,923

Income from operations	16,585	17,415	28,755	30,755

Interest income	17	120	29	183
Interest expense	—	(62)	(19)	(80)
Other expense—net	(513)	(46)	(764)	(236)

Income from operations before income tax provision	16,089	17,427	28,001	30,622

Income tax provision	5,205	6,136	9,379	10,854

Net income	10,884	11,291	18,622	19,768

Other comprehensive income (loss), net of tax expense of $0.2 million and $0.1 million, respectively for the three months and net of tax benefit of $(0.1) million and $(0.2) million for the six months	(4,357)	2,352	(2,794)	6,780

Comprehensive income	$6,527	$13,643	$15,828	$26,548

Net income per common share
Basic	$0.19	$0.20	$0.33	$0.35
Diluted	$0.19	$0.20	$0.33	$0.35

Weighted average shares outstanding
Basic	56,639,330	56,188,445	56,575,779	56,156,451
Diluted	57,190,357	57,053,522	57,157,408	56,973,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$16,575	$13,574
Restricted cash	1,106	1,152
Receivables (net of allowance of $878 and $1,200)	102,426	102,540
Revenue recognized in excess of billings on uncompleted contracts	15,631	9,911
Inventories	118,297	118,348
Deferred income taxes — current	16,331	19,190
Other current assets	13,766	13,226
Total current assets	284,132	277,941

Property, plant and equipment, net	253,791	234,549
Intangibles	8,114	7,579
Goodwill	26,833	26,839
Deferred income taxes — long-term	2,397	2,805
Other assets	3,094	3,277

Total assets	$578,361	$552,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,482	$72,437
Billings in excess of revenue recognized on uncompleted contracts	3,950	4,183
Payroll and benefits payable	9,320	12,178
Accrued income taxes	801	923
Short-term debt	35,065	22,894
Current portion of long-term debt	2,572	3,372
Total current liabilities	125,190	115,987

Long-term debt	284	1,103
Deferred income taxes — long-term	12,192	14,771
Accrued pension and other liabilities	46,139	44,012

Total liabilities	183,805	175,873

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 59,541,949 and 59,381,636 shares issued	595	594
Additional paid-in capital	176,102	174,074
Retained earnings	265,861	247,239
Accumulated other comprehensive loss	(16,311)	(13,517)
	426,247	408,390
Treasury stock, at cost, 3,128,203 and 3,100,419 shares	(31,691)	(31,273)

Total shareholders’ equity	394,556	377,117
Total liabilities and shareholders’ equity	$578,361	$552,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$18,622	$19,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,955	11,195
Employee benefit plan provisions	1,871	832
Stock-based compensation	1,390	1,305
Deferred income tax	755	6,202
Changes in assets and liabilities — net of effects from foreign exchange:
(Increase) decrease in receivables	(935)	4,336
Increase in inventories	(922)	(9,240)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(6,570)	(1,707)
Decrease in accounts payable, accrued liabilities, and accrued interest	(61)	(9,378)
Pension contributions	(931)	(3,690)
Other items — net	(240)	(4)
Net cash provided by operating activities	25,934	19,619

Cash flows from investing activities
Property, plant and equipment expenditures	(36,839)	(36,246)
Government grants received	947	—
Cash released from collateral	12	—
Net cash used in investing activities	(35,880)	(36,246)

Cash flows from financing activities
Revolving credit facility borrowings	52,446	147,086
Revolving credit facility repayments	(39,811)	(149,250)
Proceeds from debt obligations	—	373
Reductions of debt obligations	(1,526)	(1,724)
Treasury stock purchased	(418)	(422)
Common stock issued	463	117
Excess tax benefit from stock-based compensation	(176)	116
Net cash provided by (used in) financing activities	10,978	(3,704)

Effect of exchange rate changes on cash and cash equivalents	1,969	266

Increase (decrease) in cash and cash equivalents	3,001	(20,065)
Cash and cash equivalents, beginning of period	13,574	33,992
Cash and cash equivalents, end of period	$16,575	$13,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.              Inventories:

	June 30, 2012	December 31, 2011

Raw materials	$32,554	$28,610
Finished goods	85,743	89,738
	$118,297	$118,348

2.              Supplemental Cash Flow Information:

Cash paid for interest during the six months ended June 30, 2012 and 2011 was $0.5 million and $0.3 million, respectively.  Income taxes paid, net of refunds, were $5.8 million and $4.3 million, for the six months ended June 30, 2012 and 2011, respectively.

The Company has reflected a $0.4 million increase and a $0.9 million decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2012 and 2011, respectively.

3.              Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2012 and 2011.

4.              Comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$10,884	$11,291	$18,622	$19,768
Other comprehensive income (loss), net of taxes	(4,357)	2,352	(2,794)	6,780
Comprehensive income	$6,527	$13,643	$15,828	$26,548

The matters contributing to the other comprehensive income during the three and six months ended June 30, 2012 was the foreign currency translation adjustment of $(4.3) million and $(2.3) million, respectively; the changes in employee benefit accounts of $(0.5) million and $(1.0) million, respectively; and the change in the fair value of the derivative instruments of $0.4 million and $0.5 million, respectively.  The matters contributing to the other comprehensive income during the three and six months ended June 30, 2011 was the foreign currency translation adjustment of $2.1 million and $6.5 million, respectively; the changes in employee benefit accounts of $0.2 million and $0.4 million, respectively; and the change in the fair value of the derivative instruments of $(41) thousand and $(0.1) million, respectively.

5.     Segment Information:

The Company’s management has identified three segments based on the product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies:  ballast water, ultraviolet light, advanced ion exchange separation, and carbon adsorption.  The Consumer segment supplies activated carbon for use in military, industrial, and medical applications.  The following segment information represents the results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales
Activated Carbon and Service	$126,353	$121,522	$243,590	$234,406
Equipment	19,887	11,681	36,005	20,798
Consumer	2,163	2,095	5,416	4,474
	$148,403	$135,298	$285,011	$259,678

Income (loss) from operations before depreciation and amortization
Activated Carbon and Service	$20,526	$24,889	$37,829	$43,957
Equipment	1,999	(483)	2,531	(866)
Consumer	502	(1,336)	1,350	(1,141)
	23,027	23,070	41,710	41,950
Depreciation and amortization
Activated Carbon and Service	5,650	5,015	11,423	9,890
Equipment	632	520	1,213	1,067
Consumer	160	120	319	238
	6,442	5,655	12,955	11,195

Income from operations	16,585	17,415	28,755	30,755

Reconciling items:
Interest income	17	120	29	183
Interest expense	—	(62)	(19)	(80)
Other expense — net	(513)	(46)	(764)	(236)
Income from operations before income tax provision	$16,089	$17,427	$28,001	$30,622

	June 30, 2012	December 31, 2011
Total Assets
Activated Carbon and Service	$510,785	$493,793
Equipment	61,263	53,216
Consumer	6,313	5,981
Consolidated total assets	$578,361	$552,990

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

		June 30,	December 31,
Asset Derivatives	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$693	$694
Natural gas contracts	Other current assets	44	—
Foreign exchange contracts	Other assets	42	94

Total derivatives designated as hedging instruments under ASC 815		779	788

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	67	15

Total asset derivatives		$846	$803

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

		June 30,	December 31,
Liability Derivatives	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$91	$309
Natural gas contracts	Accounts payable and accrued liabilities	896	1,286
Foreign exchange contracts	Accrued pension and other liabilities	29	26
Natural gas contracts	Accrued pension and other liabilities	13	209

Total derivatives designated as hedging instruments under ASC 815		1,029	1,830

Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	21	140

Total liability derivatives		$1,050	$1,970

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three month periods ended June 30, 2012 and 2011, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Accumulated OCI derivative loss at April 1, 2012 and January 1, 2012, respectively	$1,118	$1,359
Effective portion of changes in fair value	(370)	(147)
Reclassifications from accumulated OCI derivative loss to earnings	(355)	(792)
Foreign currency translation	18	(9)
Accumulated OCI derivative loss at June 30, 2012	$411	$411

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2012	2011

Foreign Exchange Contracts	$(222)	$519
Natural Gas Contracts	(148)	166
Total	$(370)	$685

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Six Months Ended
	June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2012	2011

Foreign Exchange Contracts	$(432)	$1,133
Natural Gas Contracts	285	214
Total	$(147)	$1,347

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Cost of products sold	$109	$(40)
Natural Gas Contracts	Cost of products sold	(464)	(576)
Total		$(355)	$(616)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Six Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Cost of products sold	$130	$(33)
Natural Gas Contracts	Cost of products sold	(922)	(1,233)
Total		$(792)	$(1,266)

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) (2)
	Location of	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Other expense — net	$(1)	$(2)
Total		$(1)	$(2)

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) (2)
	Location of	Six Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Other expense — net	$(2)	$(4)
Total		$(2)	$(4)

(1) Assuming market rates remain constant with the rates at June 30, 2012, a loss of $0.5 million is expected to be recognized in earnings over the next 12 months.

(2)For the three and six months ended June 30, 2012 and 2011, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	June 30,	December 31,
(in thousands except for mmbtu)	2012	2011
Natural gas contracts (mmbtu)	515,000	700,000
Foreign exchange contracts	$30,556	$35,304

Other

The Company has also entered into certain derivatives to minimize its exposure to exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
Derivatives Not Designated as	(Loss) Recognized in	June 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2012	2011

Foreign Exchange Contracts (1)	Other expense - net	$(335)	$26
Total		$(335)	$26

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Six Months Ended
Derivatives Not Designated as	(Loss) Recognized in	June 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2012	2011

Foreign Exchange Contracts (1)	Other expense - net	$370	$(292)
Total		$370	$(292)

(1)         As of June 30, 2012 and 2011, these foreign exchange contracts were entered into and settled during the respective periods.

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

7.              Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At June 30, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.6 million and $2.0 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses.  The Company incurred $0.4 million and $0.2 million of environmental remediation costs for the six month periods ended June 30, 2012 and 2011, respectively. Remediation activities are currently expected to be completed in late 2012.

Carbon Imports

General Anti-Dumping Background:  On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing.  The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem.  An anti-dumping order imposing these tariffs was issued by the U.S. Department of Commerce and was published in the Federal Register on April 27, 2007.  All imports from China remain subject to the order.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States’ customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

The Company is both a domestic producer, exporter from China, and a large U.S. importer (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

The Company’s role as an importer, which has in the past (and may in the future), required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product, following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2011, the Company is currently able to import activated carbon from Calgon Carbon (Tianjin) into the United States without posting a cash deposit.  As noted above, however, anti-dumping duties could be imposed on these shipments in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to publication of the anti-dumping duty order in 2007, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (“Customs”) will collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping.  If the actual amount of tariffs owed increases, Customs will require the U.S. importer to pay the difference, plus interest.  Conversely, if the tariff rate decreases, any difference will be refunded by Customs to the U.S. importer with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

Period of Review I:  As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to Customs on entries made on or after October 11, 2006 through March 1, 2007.  From March 2, 2007 through March 29, 2007 the anti-dumping duty deposit rate was 78.89%.  From March 30, 2007 through April 8, 2007 the anti-dumping duty deposit rate was 69.54%.  Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duties.  For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at a rate of 69.54% ad valorem.

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate.  The Company has received the $1.6 million as of June 30, 2012.

Period of Review II:  On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the anti-dumping duty order covering the period April 1, 2008 through March 31, 2009 (POR II).  Requests for review were due no later than April 30, 2009.  The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review.  By not participating in the review, the Company’s duty deposits made during POR II became final and are not subject to further adjustment.

On November 17, 2010, the Commerce Department announced the results of its review for POR II.  Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established during POR I.  However, for the cooperative respondents involved in POR II their new deposit rate will be collected on a $0.127 per pound basis.

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

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  Requests for review were due no later than May 2, 2011.  The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review.  By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Commerce Department selected three mandatory respondents for review in POR IV, including Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co. The preliminary results of POR IV were announced by the Commerce Department on May 1, 2012.  These results are subject to change in the final determination which is currently scheduled to be issued on November 1, 2012.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11,

2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data will be conducted during the remainder of 2012 and the first quarter of 2013.  The Commerce Department’s preliminary results in POR V likely will be announced in May 2013.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the antidumping order should be continued for an additional five years.  Affirmative determinations by both agencies are necessary to continue the order.  The Company, and two other U. S. producers of activated carbon, will be participating in this review to support continuation of the antidumping order for an additional five years.  The Company believes that the continuation of the antidumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the antidumping order took effect in April 2007.  The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall.  Without the antidumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the antidumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States.

Proceedings before the ITC are underway and proceedings before the Commerce Department have concluded.  The U.S. producers submitted substantive responses to both agencies indicating their intention to participate and provide information responsive to the agency requests in March and early April 2012.  No Chinese producers or exporters expressed an intention to participate in the proceedings before the Commerce Department.  On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

With respect to proceedings before the ITC, on June 4, 2012 the agency voted unanimously to conduct a full review of the anti-dumping order.  As a result, the ITC will now undertake a process similar to its original injury investigation, where the agency will send detailed questionnaires to gather information for its investigation from domestic producers, foreign producers, U.S. importers, and purchasers, its staff will prepare a report of its findings for the commissioners, and the agency will conduct a hearing.  The Company expects that the ITC will complete its review and make a determination concerning continuation of the anti-dumping order by not later than the first quarter of 2013.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions.  There were no additional amounts received by the Company during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal.  All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, the Company expects to receive 59.57% of the final anti-dumping tariffs collected on its entries returned to the Company as CDSOA distributions.  As a result, the Company recorded a receivable of $0.3 million against this anticipated CDSOA distribution related to our entries.  On June 1, 2012, Customs posted the preliminary CDSOA amount available, as of April 30, 2012, for distribution in fiscal year 2012.  The preliminary amount identified as available for distribution to affected domestic producers under the anti-dumping order was $2.5 million.  This amount reflects collections by Customs between October 1, 2011 and April 30, 2012.  This amount is subject to revision — and could increase or decrease — before duties are distributed by Customs.  This distribution typically occurs in late November or early December.  Due to the uncertainty of the amount, no change in the recorded receivable was made in the quarter ended June 30, 2012.

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations.

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

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection.  The Company has completed testing of some of the material dredged from the lagoons and of materials in one of the lagoons. The results of this testing have been provided to the EPA and the KYDEP.  The Company believes that the results are favorable.  As a result, on March 9, 2012 the KYDEP issued a determination that the material dredged from the lagoons that comes from that portion of the stockpile that has been tested; material currently in the lagoons; and future generated material, no longer contains a hazardous waste.  The determination further states that KYDEP will not regulate the material as a solid waste so long as the material is managed in accordance with certain agreed upon procedures.  On April 2, 2012 the EPA issued a similar determination with respect to the material dredged from the lagoons that comes from that portion of the stockpile that has been tested.

On April 11, 2012, the Company met with the EPA to attempt to negotiate a comprehensive settlement including the extent, if any, of additional testing that should be done on any of the remaining material; the long-term plans for the lagoons including possible process modifications and civil penalties. The EPA indicated that such a comprehensive resolution may be possible but that the agency still expects significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations.  The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, have been resolved.  The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP and the testing has shown that the material is not hazardous.  Since April 2012, the Company and the EPA have continued to negotiate the issues.

The Company cannot predict with any certainty the probable outcome of this matter. As of June 30, 2012, the Company accrued $1.8 million as its estimate of potential loss related to civil penalties which is a reduction of $0.2 million from the previously recorded amount.  If process modifications are required, it is reasonably possible that the capital costs could be significant and may exceed $10.0 million.  If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required.  If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

Frontier Chemical Processing Royal Avenue Site

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (NYSDEC) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (PRP) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members.  The PRP Group has approximately $7.5 million in a trust account to fund remediation.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP Group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009 and revised in September 2010.  By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order.  The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (NFWB) in November 2010.  The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards.  Estimated costs for thermal treatment of soils are $9.5 million to $11 million. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

Other

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

8.     Goodwill & Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year. For purposes of the test, the Company has identified reporting units, as defined within ASC 350, “Intangibles — Goodwill and Other,” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2012 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2011	$20,167	$6,612	$60	$26,839
Foreign exchange	5	(11)	—	(6)

Balance as of June 30, 2012	$20,172	$6,601	$60	$26,833

The following is a summary of the Company’s identifiable intangible assets as of June 30, 2012 and December 31, 2011, respectively.

		June 30, 2012
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(526)	$150
Customer Relationships	15.9 Years	10,450	(279)	(8,054)	2,117
Product Certification	5.5 Years	7,369	(22)	(3,317)	4,030
Unpatented Technology	20.0 Years	2,875	—	(2,093)	782
Licenses	20.0 Years	964	194	(123)	1,035
Total	13.3 Years	$22,334	$(107)	$(14,113)	$8,114

		December 31, 2011
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,197)	$172
Customer Relationships	16.0 Years	10,450	(261)	(7,776)	2,413
Product Certification	5.4 Years	6,023	(19)	(2,960)	3,044
Unpatented Technology	20.0 Years	2,875	—	(2,011)	864
Licenses	20.0 Years	964	217	(95)	1,086
Total	14.0 Years	$21,681	$(63)	$(14,039)	$7,579

For the three and six months ended June 30, 2012, the Company recognized $0.5 million and $0.9 million, respectively, of amortization expense related to intangible assets.  For the three and six months ended June 30, 2011, the Company recognized $0.4 million and $0.9 million, respectively, of amortization expense related to intangible assets.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:

2012	$1,720
2013	1,758
2014	1,683
2015	1,071
2016	940

9.              Borrowing Arrangements

Short-Term Debt

	June 30,	December 31,
	2012	2011
Borrowings under Japanese Working Capital Loan	$24,565	$22,894
U.S. Credit Facility Borrowings	10,500	—
Total	$35,065	$22,894

Long-Term Debt

	June 30,	December 31,
	2012	2011
Borrowings under Japanese Term Loan	$2,544	$4,142
Belgian Loan Borrowings	149	156
Other	163	177
Less current portion of long-term debt	2,572	3,372
Total	$284	$1,103

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%.  Total availability under the Credit Facility at June 30, 2012 and December 31, 2011 was $112.3 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of June 30, 2012 ranged from 1.25% to 3.25%.

Total outstanding borrowings under the Credit Facility were $10.5 million as of June 30, 2012 and are shown as short-term debt within the condensed consolidated balance sheet.  There were no outstanding borrowings under the Credit Facility at December 31, 2011.

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

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011.  Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.  The Company had 120 thousand Euros, or $0.1 million and $0.2 million, of outstanding borrowings under the Belgian Loan as of June 30, 2012 and December 31, 2011, respectively.  No further bonds can be called on.

The Company also maintains a Belgian credit facility totaling 2.0 million Euros which is secured by cash collateral of 750 thousand Euros.  The cash collateral is shown as restricted cash within the Condensed Consolidated Balance Sheet as of June 30, 2012.  There are no financial covenants, and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2012 and December 31, 2011, respectively.  Bank guarantees of 1.0 million Euros and 1.4 million Euros were issued as of June 30, 2012 and December 31, 2011, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of June 30, 2012 and December 31, 2011, respectively.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen.  Total borrowings outstanding at June 30, 2012 and December 31, 2011, of 202.0 million Japanese Yen or $2.5 million and 260.0 million Japanese Yen or $3.3 million, respectively,  is recorded as current portion of long-term debt within the condensed consolidated balance sheet.  The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen.  This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at June 30, 2012.  Borrowings and repayments under the Japanese Working

Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 2.0 billion Japanese Yen or $24.6 million at June 30, 2012 and 1.8 billion Japanese Yen or $22.9 million at December 31, 2011, and are shown as short-term debt within the condensed consolidated balance sheet.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at June 30, 2012 of $13.0 million in 2012, $24.6 million in 2013, $28 thousand in 2014, $28 thousand in 2015, $28 thousand in 2016, $28 thousand in 2017, and $0.2 million in 2018.

10. Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2012	2011	2012	2011
Service cost	$265	$218	$530	$436
Interest cost	1,164	1,216	2,380	2,432
Expected return on plan assets	(1,522)	(1,613)	(3,081)	(3,226)
Amortization of prior service cost	(6)	7	13	14
Net actuarial loss amortization	876	398	1,710	796
Net periodic pension cost	$777	$226	$1,552	$452

The expected long-term rate of return on plan assets is 7.75% in 2012.

Employer Contributions

In its 2011 financial statements, the Company disclosed that it expected to contribute $2.0 million to its U.S. pension plans in 2012.  As of June 30, 2012, the Company made contributions of $0.2 million. The Company expects to contribute the remaining $1.8 million over the remainder of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2012	2011	2012	2011
Service cost	$42	$38	$84	$76
Interest cost	439	498	878	996
Expected return on plan assets	(325)	(372)	(650)	(744)
Net actuarial loss amortization	4	18	8	36
Foreign currency exchange	(2)	13	(1)	16
Net periodic pension cost	$158	$195	$319	$380

The expected long-term rate of return on plan assets is between 4.50% and 5.40% in 2012.

Employer Contributions

In its 2011 financial statements, the Company disclosed that it expected to contribute $1.3 million to its European pension plans in 2012.  As of June 30, 2012, the Company contributed $0.7 million.  The Company expects to contribute the remaining $0.6 million over the remainder of the year.

11. Earnings Per Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net income available to common shareholders	$10,884	$11,291	$18,622	$19,768
Weighted Average Shares Outstanding
Basic	56,639,330	56,188,445	56,575,779	56,156,451
Effect of Dilutive Securities	551,027	865,077	581,629	817,125
Diluted	57,190,357	57,053,522	57,157,408	56,973,576
Net income per common share
Basic	$.19	$.20	$.33	$.35
Diluted	$.19	$.20	$.33	$.35

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 602,711 and 68,271 for the three months ended June 30, 2012 and 2011, respectively, and 355,338 and 70,091 for the six months ended June 30, 2012 and 2011, respectively.

12.  Income Taxes

Unrecognized Income Tax Benefits

As of June 30, 2012 and December 31, 2011, the Company’s gross unrecognized income tax benefits were $4.3 million and $4.1 million, respectively.  If recognized, $3.2 million and $2.9 million of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2012 and December 31, 2011, respectively.  At this time, the Company believes that it is reasonably possible that approximately $2.0 million of the estimated unrecognized tax benefits as of June 30, 2012, related primarily to transfer pricing, will be recognized within the next twelve months based on the expiration of statutory periods of which $1.1 million will impact the Company’s effective tax rate.

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

On June 20, 2011, the Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  As of June 30, 2012, the Company received $0.2 million of the grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheet.

On December 7, 2007, the Company was also awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 3.0 million Euros.   As of June 30, 2012, the Company received 0.5 million Euros of the grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheet.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (Refer to Notes 6 and 9 for details relating to derivative instruments and borrowing arrangements). The only financial instruments measured at fair value on a recurring basis are derivative instruments:

	June 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3	Value	Value

Derivatives, net	$(204)	$(204)	$—	$(204)	$—	$(1,167)	$(1,167)
U.S. credit facility	(10,500)	(10,500)	—	(10,500)	—	—	—
Japanese working capital loan	(24,565)	(24,565)	—	(24,565)	—	(22,894)	(22,894)
Japanese term loan	(2,544)	(2,544)	—	(2,544)	—	(4,142)	(4,142)
Other loans	(312)	(312)	—	(312)	—	(333)	(333)

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

In June 2011, the FASB issued ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements in its annual financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012.  Please refer to the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, for the required interim period disclosure.

16.  Reclassification

Certain prior year amounts have been reclassified from selling, general and administrative expenses to environmental and litigation within the condensed consolidated statements of comprehensive income to conform to the 2012 presentation.

17.  Subsequent Event

The Company’s Chief Executive Officer (CEO) retired effective July 31, 2012.   In connection with his retirement, the Company entered into a Confidential Separation Agreement and Release and a Consulting Agreement (the Agreements) pursuant to which he will be paid a lump sum of approximately $1.9 million; be reimbursed for certain medical expenses for a period up to 54 months; and, receive a retainer of $12,500 per month for 24 months.  The Agreements preclude the CEO from competing with the Company for a total of four years.  Also, the CEO agreed to provide ongoing assistance and consultative services for two years, agreed to release the Company from any and all claims and to forfeit certain equity compensation that would have otherwise vested upon his retirement.

Item 2.         Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales increased by $13.1 million or 9.7% and $25.3 million or 9.8% for the quarter ended and year to date periods ended June 30, 2012, respectively, versus the similar 2011 periods.  The total negative impact of foreign currency translation on consolidated net sales for the quarter and year to date periods ended June 30, 2012 was $3.0 million and $3.3 million, respectively, versus the comparable 2011 periods.

Net sales for the quarter and year-to-date periods ended June 30, 2012 for the Activated Carbon and Service segment increased $4.8 million or 4.0% and $9.2 million or 3.9%, respectively, versus the similar 2011 periods.  The increase for the quarter was principally due to higher demand for certain activated carbon and service products in the potable water and specialty carbon markets of $4.2 million and $1.1 million, respectively.  Higher demand in the following markets: specialty carbon $3.6 million, food $3.3 million, potable water $2.8 million, and environmental air treatment $2.0 million contributed to the year-to-date increase as compared to 2011.  Net sales for the Equipment segment increased $8.2 million or 70.3% and $15.2 million or 73.1%, respectively, for the quarter and year-to-date periods ended June 30, 2012 versus the comparable 2011 periods.  The increase for both the quarter and year-to-date periods ended June 30, 2012 was primarily due to higher revenue recognized from ballast water treatment systems.  Net sales for the Consumer segment for the quarter ended June 30, 2012 were comparable to the 2011 period and increased $0.9 million or 21.1% for the year-to-date period ended June 30, 2012 as a result of increased demand for activated carbon cloth.

Net sales less cost of products sold, as a percentage of net sales, was 31.0% and 31.1%, respectively, for the quarter and year-to-date periods ended June 30, 2012 compared to 32.8% and 33.1%, respectively,  for the quarter and year-to-date periods ended June 30, 2011.  The decline for both the quarter and year-to-date periods ended June 30, 2012 was primarily related to increased costs in the Activated Carbon and Service segment.   The quarter ended June 30, 2012 included $1.6 million of incremental plant maintenance costs for two virgin carbon production line maintenance outages  compared to just one outage in the similar 2011 period.  Also contributing to the quarter over quarter increase was higher coal and coal-related costs of approximately $1.0 million resulting from an increase in the cost of coal as well as the associated manufacturing costs related to trials of new and different coal types.  These trials were necessitated by the termination of a coal contract with a former supplier that occurred during the quarter ended June 30, 2012.  The decline for the year-to-date period ended June 30, 2012 was as a result of the above mentioned increase in plant maintenance and coal costs.  An unfavorable product mix experienced in the quarter ended March 31, 2012 also contributed to year over year decline.  The Equipment segment was comparable for both the quarter and year-to-date periods ended June 30, 2012 versus the similar 2011 periods. The Consumer segment increased for both the quarter and year-to-date periods ended June 30, 2012 versus the similar 2011 periods.  The 2011 periods included a $1.3 million charge related to a discontinued product line.  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.8 million and $1.8 million, respectively, during the quarter and year-

to-date periods ended June 30, 2012 versus the comparable 2011 periods.  The increase for the quarter and year-to-date periods was primarily due to increased depreciation related to capital improvements at the Company’s Feluy, Belgium and Catlettsburg, Kentucky facilities that were placed into service in 2011 and 2012.

Selling, general and administrative expenses were comparable for the quarter ended June 30, 2012 versus the similar 2011 period and increased $1.4 million for the year-to-date period.   The increase was due to employee related costs of $1.8 million primarily related to additional personnel in the Equipment segment for the Company’s ultraviolet light and ballast water treatment operations.  Partially offsetting this increase was a decline in legal expense as a result of fewer legal matters in 2012.

Research and development expenses increased $0.8 million for both the quarter and year-to-date periods ended June 30, 2012 versus the similar 2011 periods primarily as a result of increased advanced product testing costs related to both mercury removal from flue gas and the use of activated carbon in ultra capacitors.

Environmental and litigation contingencies of $(0.2) million and $(19) thousand, respectively, for the quarter and year-to-date periods ended June 30, 2012 include a $0.2 million reduction in the estimate related to environmental matters at the Company’s Catlettsburg, Kentucky production facility.  Partially offsetting this reduction in the year-to-date period were environmental expenses also related to the Catlettsburg, Kentucky production facility.  Environmental and litigation contingencies for the quarter and year-to-date periods ended June 30, 2011 include a $1.3 million reduction in the estimate to complete a remediation project at the Company’s Columbus,  Ohio production facility partially offset by environmental expense related to its Catlettsburg, Kentucky production facility (Refer to Note 7 to the Condensed Consolidated Financial Statements included in Item 1).

The Company’s income tax provision decreased by $0.1 million and $1.5 million for the quarter and year- to- date periods ended June 30, 2012 and 2011, respectively.  The decrease in tax expense for both periods primarily relates to the decline in income before income tax provision.  The effective tax rate for the year-to-date period ended June 30, 2012 was 33.5% compared to 35.4% for the similar 2011 period.  The decrease in the effective tax rate from the year-to-date period ended June 30, 2012 compared to the same period ended June 30, 2011 relates to the mix of income earned in lower tax jurisdictions where the Company operates and increased permanent deductions relating to manufacturing activities.

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $25.9 million for the period ended June 30, 2012 compared to

$19.6 million for the comparable 2011 period.  The $6.3 million increase is due to favorable working capital changes including primarily inventory and accounts payable and accrued liabilities as well as lower 2012 pension contributions of $2.8 million.

Common stock dividends were not paid during the quarters ended June 30, 2012 and 2011.

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%.  Total availability under the Credit Facility at June 30, 2012 and December 31, 2011 was $112.3 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of June 30, 2012 ranged from 1.25% to 3.25%.

Total outstanding borrowings under the Credit Facility were $10.5 million as of June 30, 2012 and are shown as short-term debt within the condensed consolidated balance sheet.  There were no outstanding borrowings under the Credit Facility at December 31, 2011.

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

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  Calgon Carbon Corporation is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen.  Total borrowings outstanding at June 30, 2012 and December 31, 2011, of 202.0 million Japanese Yen or $2.5 million and 260.0 million Japanese Yen or $3.3 million, respectively, is recorded as current portion of long-term debt within the condensed consolidated balance sheet.  The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen.  This loan originally matured on March 31, 2011, and was renewed, with an increase in borrowing capacity up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at June 30, 2012.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 2.0 billion Japanese Yen or $24.6 million at June 30, 2012 and 1.8 billion Japanese Yen or $22.9 million at December 31, 2011, and are shown as short-term debt within the condensed consolidated balance sheet.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2012, there has been a change in a debt agreement as well as an unconditional purchase obligation since December 31, 2011.  On March 31, 2012, the Company’s Japanese Working Capital Loan matured and was renewed until March 31, 2013 (Refer to Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  The Company is obligated to make principal payments on debt outstanding at June 30, 2012 of $13.0 million in 2012, $24.6 million in 2013, $28 thousand in 2014, $28 thousand in 2015, $28 thousand in 2016, $28 thousand in 2017, and $0.2 million in 2018.  In May 2012, the Company terminated a raw material purchase agreement and also entered into a new raw material purchase agreement.  The new agreement has decreased the Company’s contractual obligation by $6.9 million in 2012, $3.9 million in 2013, and $3.9 million in 2014.  There have been no other material changes in the Company’s contractual obligations since December 31, 2011.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $36.8 million for the six months ended June 30, 2012 compared to expenditures of $36.2 million for the same period in 2011.  The expenditures for the period ended June 30, 2012 consisted primarily of improvements to the Company’s manufacturing facilities which includes $11.2 million related to the expansion of the Company’s Pearl River, Mississippi virgin activated carbon manufacturing facility.  The expenditures for the period ended June 30, 2011 consisted primarily of improvements to the Company’s manufacturing facilities of $32.5 million which includes $13.2 million related to the capacity expansion at its Feluy, Belgium facility and $6.0 million related to the construction of the Suzhou, China facility.  Capital expenditures for 2012 are projected to be approximately $65.0 million to $75.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

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

The Company, EPA and DOJ have had ongoing meetings and discussions since the September 2010 inspection.  The Company has completed testing of some of the material dredged from the lagoons and of materials in one of the lagoons. The results of this testing have been provided to the EPA and the KYDEP.  The Company believes that the results are favorable.  As a result, on March 9, 2012 the KYDEP issued a determination that the material dredged from the lagoons that comes from that portion of the stockpile that has been tested; material currently in the lagoons; and future generated material, no longer contains a hazardous waste.  The determination further states that KYDEP will not regulate the material as a solid waste so long as the material is managed in accordance with certain agreed upon procedures.  On April 2, 2012 the EPA issued a similar determination with respect to the material dredged from the lagoons that comes from that portion of the stockpile that has been tested.

On April 11, 2012, the Company met with the EPA to attempt to negotiate a comprehensive settlement including the extent, if any, of additional testing that should be done on any of the remaining material; the long-term plans for the lagoons including possible process modifications and civil penalties. The EPA indicated that such a comprehensive resolution may be possible but that the agency still expects significant civil penalties with respect to the violations cited in the NOV as well as the alleged CWA violations.  The Company believes that the size of any civil penalties, if any, should be reduced since all the alleged violations, except those with respect to the characterization of the certain residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons, have been resolved.  The Company believes that there should be no penalties associated with respect to the characterization of the residues resulting from the treatment of the carbon reactivation furnace off-gas and the material dredged from the onsite wastewater treatment lagoons as the Company believes that those materials are not RCRA listed hazardous waste as has been determined by the KYDEP and the testing has shown that the material is not hazardous.  Since April 2012, the Company and the EPA have continued to negotiate the issues.

The Company cannot predict with any certainty the probable outcome of this matter.  As of June 30, 2012, the Company accrued $1.8 million as its estimate of potential loss related to civil penalties which is a reduction of $0.2 million from the previously recorded amount.    If process modifications are required, it is reasonably possible that the capital costs could be significant and may exceed $10.0 million.  If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required.  If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

Frontier Chemical Processing Royal Avenue Site

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (NYSDEC) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (PRP) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the “Site”).  The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.  The Company has joined a PRP group (the “PRP Group”) and has executed a Joint Defense Agreement with the group members.  The PRP Group has approximately $7.5 million in a trust account to fund remediation.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP Group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009 and revised in September 2010.  By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order.  The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (NFWB) in November 2010.  The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards.  Estimated costs for thermal treatment of soils are $9.5 million to $11 million.  The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

Waterlink.  In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At June 30, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.6 million and $2.0 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses.  The Company incurred $0.4 million and $0.2 million of environmental remediation costs for the six month periods ended June 30, 2012 and 2011, respectively. Remediation activities are currently expected to be completed in late 2012.

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

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing.  The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem.  An anti-dumping order imposing these tariffs was issued by the U.S. Department of Commerce and was published in the Federal Register on April 27, 2007.  All imports from China remain subject to the order.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States’ customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

The Company is both a domestic producer, exporter from China, and a large U.S. importer (through its wholly-

owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.) of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

The Company’s role as an importer, which has in the past (and may in the future), required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product, following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2011, the Company is currently able to import activated carbon from Calgon Carbon (Tianjin) into the United States without posting a cash deposit.  As noted above, however, anti-dumping duties could be imposed on these shipments in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to publication of the anti-dumping duty order in 2007, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (“Customs”) will collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping.  If the actual amount of tariffs owed increases, Customs will require the U.S. importer to pay the difference, plus interest.  Conversely, if the tariff rate decreases, any difference will be refunded by Customs to the U.S. importer with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

Period of Review I:  As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to Customs on entries made on or after October 11, 2006 through March 1, 2007.  From March 2, 2007 through March 29, 2007 the anti-dumping duty deposit rate was 78.89%.  From March 30, 2007 through April 8, 2007 the anti-dumping duty deposit rate was 69.54%.  Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duties.  For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at a rate of 69.54% ad valorem.

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate.  The Company has received the $1.6 million as of June 30, 2012.

Period of Review II:  On April 1, 2009, the Commerce Department published a formal notice allowing parties to request a second annual administrative review of the anti-dumping duty order covering the period April 1, 2008 through March 31, 2009 (POR II).  Requests for review were due no later than April 30, 2009.  The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review.  By not participating in the review, the Company’s duty deposits made during POR II became final and are not subject to further adjustment.

On November 17, 2010, the Commerce Department announced the results of its review for POR II.  Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established during POR I.  However, for the cooperative respondents involved in POR II their new deposit rate will be collected on a $0.127 per pound basis.

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

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  Requests for review were due no later than May 2, 2011.  The Company, in its capacity as a U.S. producer and separately as a Chinese exporter, elected not to participate in this administrative review.  By not participating in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Commerce Department selected three mandatory respondents for review in POR IV, including Jacobi Carbons AB, Ningxia Guanghua Cherishmet Activated Carbon Co., and Datong Juqiang Activated Carbon Co. The preliminary results of POR IV were announced by the Commerce Department on May 1, 2012.  These results are subject to change in the final determination which is currently scheduled to be issued on November 1, 2012.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012.  On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data will be conducted during the remainder of 2012 and the first quarter of 2013.  The Commerce Department’s preliminary results in POR V likely will be announced in May 2013.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the antidumping order should be continued for an additional five years.  Affirmative determinations by both agencies are necessary to continue the order.  The Company, and two other U. S. producers of activated carbon, will be participating in this review to support continuation of the antidumping order for an additional five years.  The Company believes that the continuation of the antidumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the antidumping order took effect in April 2007.  The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall.  Without the antidumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the antidumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States.

Proceedings before the ITC are underway and proceedings before the Commerce Department have concluded.  The U.S. producers submitted substantive responses to both agencies indicating their intention to participate and provide information responsive to the agency requests in March and early April 2012.  No Chinese producers or exporters expressed an intention to participate in the proceedings before the Commerce Department.  On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

With respect to proceedings before the ITC, on June 4, 2012 the agency voted unanimously to conduct a full review of the anti-dumping order.  As a result, the ITC will now undertake a process similar to its original injury investigation, where the agency will send detailed questionnaires to gather information for its investigation from domestic producers, foreign producers, U.S. importers, and purchasers, its staff will prepare a report of its findings for the commissioners, and the agency will conduct a hearing.  The Company expects that the ITC will complete its review and make a determination concerning continuation of the anti-dumping order by not later than the first quarter of 2013.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions.  There were no additional amounts received by the Company during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010.    In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal.  All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, the Company expects to receive 59.57% of the final anti-dumping tariffs collected on its entries returned to the Company as CDSOA distributions.  As a result, the Company recorded a receivable of $0.3 million against this anticipated CDSOA distribution related to our entries.  On June 1, 2012, Customs posted the preliminary CDSOA amount available, as of April 30, 2012, for distribution in fiscal year 2012.  The preliminary amount identified as available for distribution to affected domestic producers under the anti-dumping order was $2.5 million.  This amount reflects collections by Customs between October 1, 2011 and April 30, 2012.  This amount is subject to revision — and could increase or decrease — before duties are distributed by Customs.  This distribution typically occurs in late November or early December.  Due to the uncertainty of the amount, no change in the recorded receivable was made in the quarter ended June 30, 2012.

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

In June 2011, the FASB issued ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements in its annual financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012.  Please refer to the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, for the required interim period disclosure.

Outlook

Activated Carbon and Service

The Company believes activated carbon and service sales for 2012 will increase over 2011.   Sales have increased $9.2 million or 3.9% through June 2012.   Sales growth is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulations; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; and, other factors discussed below.   However, the Company’s current revenue projections for the third quarter of 2012 show no expected growth compared to 2011’s third quarter.   This slowdown can be attributed to the general economic slowdown as well as an unfavorable year-over-year foreign exchange impact related primarily to Europe resulting from the stronger dollar. The Company recently initiated a cost improvement program designed to produce savings in the following areas:  raw material costs, warehousing, transportation, waste disposal, manufacturing methodology, and personnel costs.  There is also a facilities consolidation component.  The Company expects that this program will result in recurring annual savings of more than $10.0 million, beginning in 2013.

In May 2012, the Department of Commerce announced preliminary results for the tariff review on imported Chinese thermally activated carbon to the U.S. for the period from April 1, 2010 to March 31, 2011 (POR IV).  The preliminary results, which are subject to change, indicate a potentially significant increase in tariff rates. The Department of Commerce is expected to announce the final tariff determination for POR IV on November 1, 2012.

The Company’s coal costs increased significantly in 2011 and were approximately $7.0 million higher on a delivered basis compared to 2010.  The Company continues to proceed with its coal supply action plan with a goal of contracting for the majority of its 2012 domestic coal requirements.  The Company has contracted for approximately two-thirds of its 2012 estimated coal requirements and over one-half of its requirements in 2013 and 2014.   Based on these contracts and the current market price of coal, the Company estimates that its 2012 delivered coal costs will be approximately equal to its 2011 costs.

Due in part to the rising cost of raw materials, including coal, the Company instituted global price increases on coal-based activated carbons and related services which were effective November 1, 2010 and have positively contributed to its financial results during the first half of 2012 and throughout 2011.  The Company also implemented a price increase for coconut-based carbons that took effect on October 1, 2011.  Price increases for 2012 will continue to be implemented on a case-by-case basis and/or as permitted under multi-year customer contracts based on indices or other factors.

The Company continues to make significant research and development expenditures related to its advanced products aimed at significantly reducing the amount of powder activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas as compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to owners of coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The MATS regulation was published in the Federal Register on February 16, 2012.  Compliance with MATS will generally be required three years from this publication date.  Exceptions for newly installed equipment and/or “reliability critical paths” can delay implementation for applicable power plants up to an additional two years.  There have already been numerous legal challenges to MATS that must be resolved and, the EPA has issued an administrative stay on provisions of the rule that affect new power plants.   The EPA is to expedite this re-examination and expects it to be completed by March 2013.  The Company cannot predict when the other MATS legal challenges will be resolved.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.  The Company suspects that these regulations too could continue to be challenged and that compliance implementation for MATS or these other mercury removal regulations may be delayed.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company currently estimates that the current annual demand for mercury removal in North America is 150 to 200 million pounds and may grow to as much as 380 to 765 million pounds by 2015.   However, today the North American activated carbon supply capacity for this market is greater than current demand.  As a result, recent pricing in this market has deteriorated.  The Company expects this trend to continue in the near future until compliance with MATS draws nearer.  Many of the Company’s multi-year contracts, as well as those of itscompetitors, are scheduled to expire in late 2012 and are expected to be re-bid.  The Company believes its advanced products for mercury which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

Compliance with other proposed emissions regulations such as the Cross State Air Pollution Rule (CSAPR) or the Clean Air Interstate Rule (CAIR) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.     Additional future hearings are expected that will further clarify these rules, their implementation dates, and requirements.   We believe the majority of U.S. electric utilities are awaiting further resolution of both MATS and CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  Plant closures and wet scrubbing equipment installations would reduce the amount of carbon used for mercury removal.  In addition, wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed.  A coupling of a 2015 CSAPR implementation along with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market opportunity to a level below the low end of aforementioned forecasted demand of 380 to 765 million pounds.  However, in that case, the Company could expect to increase its share of this market.  In anticipation of the potential increase in activated carbon necessary to serve this market,  the Company continues to develop plans to increase virgin activated carbon capacity in the U.S.  Capital expenditures related to this capacity increase, if any, are not expected to be material in 2012.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants by 2015.  The plans, as announced, stipulated low levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted over the next few years to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2  Disinfectants and Disinfection Byproducts (the DBP Rule) is expected to be another growth driver for the Company.  Disinfection Byproducts (DBPs) are compounds that form when natural decaying organic materials in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the DBP Rule in 2006, and requires water utilities to be in compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 100 million pounds by 2015.  This market also provides an opportunity for the Company’s service business by converting customers from virgin to reactivated carbon.  The Company’s reactivation facilities in California and Ohio received certification from the National Sanitation Foundation (NSF) International during 2010.   This certification verifies that potable custom reactivated carbon is safe for reuse in municipal water treatment applications.   In 2010 and 2011, custom reactivated carbon accounted for 13% and 15%, respectively, of the Company’s municipal water revenue.   During the second quarter of 2011,  the city of Phoenix, Arizona, and surrounding communities selected the Company to reactivate for a ten-year period approximately 15- to- 20 million pounds of spent activated carbon, used to prevent the formation of DBPs.   This also includes the construction of a reactivation facility in Maricopa County, Arizona.  The reactivation facility, which will be owned and operated by the Company, is expected to serve as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project.  During the second quarter of 2012, the Company entered into a ten-year reactivation contract with one of these cities (Scottsdale.)  During the construction of the facility, the Company plans to utilize its existing reactivation capacity to meet Phoenix’s and Scottsdale’s requirements.  Reactivation services for Phoenix began during the second quarter of 2012.

In addition to the U.S. drinking water regulations, China also announced that it will commit $475 billion in water and wastewater improvements by 2015.

Driven by these market forces, the Company’s 2011 capital expenditures totaled approximately $72.1 million.  The Company anticipates making significant capital expenditures in 2012 which are currently projected to be approximately $65 to $75 million, including expenditures for an expansion of its Pearl River, Mississippi virgin activated carbon manufacturing facility as well as construction of the Phoenix reactivation facility.  The Company has also invested in reactivation capacity expansions of its Feluy, Belgium, site as well as a new reactivation facility in Suzhou, China and in North Tonawanda, New York.  In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually.  The expansion in Belgium was initially brought on-line in the 2011, but because of equipment failures and related start-up issues, the Company only began to benefit from the availability of the site’s expanded capabilities in the first quarter of 2012.  The China service facility also experienced an issue with the furnace’s refractory that has delayed the start up of this facility until the third quarter of 2012. Although the repairs on this facility have been completed, it was not operated as the Company had expected.  A number of the Company’s major customers reclassified their spent carbon as hazardous which required revised permit approvals at the Company’s facilities and required them to seek new approval to ship their spent carbon across provincial borders.  The Company has received the necessary permits at its Suzhou facility; however, it is still in the process of working with its customers to resolve their transportation permit issues.  Until these are resolved, the facility will only operate intermittently and not provide a benefit to the Company’s financial results. Based on current demand projections, the site at North Tonawanda, New York is not expected to begin operating before the fourth quarter of 2012.

In addition to these initiatives, the Company plans to continue increasing its presence throughout the world.  The 2011 acquisition of Calgon Carbon Japan increases the Company’s capabilities in the world’s second largest geographical market by country for activated carbon.  In Europe, the Company acquired Zwicky Denmark and Sweden in 2010, long-term distributors of the Company’s activated carbon products and provider of services associated with the reactivation of activated carbon.  This acquisition is consistent with the Company’s strategic initiatives to accelerate growth in Denmark, Norway, and Sweden and to expand its service capabilities in Europe outside of the geographic markets it has traditionally served.  Also in 2011, the Company completed a $2.7 million asset acquisition of an idled reactivation facility in the United Kingdom. This plant, having an annual capacity of approximately 12 million pounds, may begin undergoing equipment modifications during the second half of 2012.  If modifications to the plant begin in the second half of 2012, it could return to operation in 2013.  The Company is also beginning to expand its operations in both Mexico and South America.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that U.S. demand for its ultraviolet light (UV) systems will continue as certain municipalities must meet the 2013 deadline for the first phase of EPA regulations to treat for Cryptosporidium in drinking water.  The Company estimates the total global market for this application to be $250 million through 2015.  However, worldwide UV systems municipal firm bid opportunities were somewhat slow in 2011 and in the first six months of 2012.

The Company also believes that demand for its ballast water treatment systems will continue to grow.  The U.S. Coast Guard working with the U.S. EPA issued its ballast water treatment rules on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water.  The Coast Guard Rule requires a U.S. Type Approved treatment system and that the treatment system be installed on new ships built after December 1, 2013; on small and large ships on their next dry-dock after January

1, 2016; and, on medium sized ships on their next dry-dock after January 1, 2014.   The Coast Guard Rule’s discharge limits match the limits proposed by the International Maritime Organization (IMO).    However, the Coast Guard Rule requires that organisms be killed.   Ultraviolet light treatment incorporated into the Company’s Hyde Guardian® ballast water treatment systems (Guardian) and many other competing ballast water treatment systems, immediately render organisms non-viable but does not kill the organisms fast enough to comply with the current Coast Guard Rule.    Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light , routinely used in the disinfection of drinking water, are working together in an effort to change the criteria in the Coast Guard Rule.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.   The BWMC has been signed by 35 countries representing 27.95% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will exceed $15 billion after ratification of the BWMC

The Company’s Guardian® system , which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Guardian has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Guardian has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  This strategic acquisition of Hyde Marine, Inc. has provided the Company immediate entry into a global, regulation- driven market with major long-term growth potential.  Although neither the IMO nor the U.S. Coast Guard regulations had been implemented during 2011, the Company sold 84 ballast water treatment systems.  In addition,  during the third quarter of 2010, the Company was awarded contracts for ballast water treatment systems totaling $19.8 million which had a positive impact on revenue and income in the first half of 2012 and throughout 2011.

Backlog for the Equipment segment as of June 30, 2012, was $29.3 million while backlog at December 31, 2012 was $39.8 million.  The decrease in backlog from year-end 2011 is primarily due to a decline in Hyde Marine’s backlog.   The Company believes this decline is temporary and results from a significant decrease in new ship builds during 2012 which are currently forecasted to be approximately one-third of the historical levels.

Consumer

The Company currently expects that 2012 sales for its carbon cloth will increase as compared to 2011.

The Company believes that the slowing economy contributed to decreased demand for its Consumer products in 2011.  However, in 2011, the Company was awarded a one year, renewable contract valued at approximately $1.5 million, to supply activated carbon cloth for military uniforms to a European country.  Sales of carbon cloth increased $1.1 million in the first six months of 2012.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2012.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                       Legal Proceedings

See Note 7 to the unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.              Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 6.                       Exhibits

Exhibit No.	Description	Method of filing
10.1	Amendment #1 to Employment Agreement	(a)

10.2	Offer Letter, dated June 26, 2012, by and between Calgon Carbon Corporation and Randall S. Dearth.	(b)

10.3	Director Compensation Letter, dated June 26, 2012, by and between Calgon Carbon Corporation and Randall S. Dearth.	(c)

10.4	Employment Agreement, to be effective August 1, 2012, by and between Calgon Carbon Corporation and Randall S. Dearth	(d)

10.5	Confidential Separation Agreement and Release dated as of July 31, 2012, by and between Calgon Carbon Corporation and John S. Stanik	(e)

10.6	Agreement for Consulting Services dated as of July 31, 2012, by and between Calgon Carbon Corporation and John S. Stanik	(f)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)  Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (file no. 001-10776) filed May 15, 2012.

(b)  Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (file no. 001-10776) filed June 27, 2012.

(c)   Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (file no. 001-10776) filed June 27, 2012.

(d)  Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K (file no. 001-10776) filed June 27, 2012.

(e)   Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (file no. 001-10776) filed August 3, 2012.

(f)    Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (file no. 001-10776) filed August 3, 2012.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 8, 2012	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
10.1	Amendment #1 to Employment Agreement	(a)

10.2	Offer Letter, dated June 26, 2012, by and between Calgon Carbon Corporation and Randall S. Dearth.	(b)

10.3	Director Compensation Letter, dated June 26, 2012, by and between Calgon Carbon Corporation and Randall S. Dearth.	(c)

10.4	Employment Agreement, to be effective August 1, 2012, by and between Calgon Carbon Corporation and Randall S. Dearth	(d)

10.5	Confidential Separation Agreement and Release dated as of July 31, 2012, by and between Calgon Carbon Corporation and John S. Stanik	(e)

10.6	Agreement for Consulting Services dated as of July 31, 2012, by and between Calgon Carbon Corporation and John S. Stanik	(f)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)  Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (file no. 001-10776) filed May 15, 2012.

(b)  Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (file no. 001-10776) filed June 27, 2012.

(c)   Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (file no. 001-10776) filed June 27, 2012.

(d)  Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K (file no. 001-10776) filed June 27, 2012.

(e)   Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (file no. 001-10776) filed August 3, 2012.

(f)    Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (file no. 001-10776) filed August 3, 2012.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.