Form 10-Q
period 2012-09-30
CALGON CARBON CORPORATION
filed 2012-11-07
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2012
[Common Stock, $.01 par value per share]	57,041,210 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED September 30, 2012

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$135,467	$143,594	$420,478	$403,272

Cost of products sold (excluding depreciation and amortization)	98,544	95,030	294,826	268,883
Depreciation and amortization	6,756	6,127	19,711	17,322
Selling, general and administrative expenses	23,874	22,033	66,644	63,395
Research and development expenses	1,941	1,977	6,209	5,446
Restructuring charges	7,958	—	7,958	—
Environmental and litigation	—	199	(19)	(757)
	139,073	125,366	395,329	354,289

Income (loss) from operations	(3,606)	18,228	25,149	48,983

Interest income	3	204	32	307
Interest expense	(4)	—	(23)	—
Other expense—net	(1,042)	(255)	(1,806)	(491)

Income (loss) from operations before income tax (benefit) provision	(4,649)	18,177	23,352	48,799

Income tax (benefit) provision	(196)	3,662	9,183	14,516

Net income (loss)	(4,453)	14,515	14,169	34,283

Other comprehensive income (loss), net of tax expense (benefit) of $(0.2) million and $1.0 million, respectively for the three months and net of tax (benefit) expense of $(0.3) million and $0.8 million for the nine months	3,741	(4,106)	947	2,673

Comprehensive income (loss)	$(712)	$10,409	$15,116	$36,956

Net income (loss) per common share
Basic	$(0.08)	$0.26	$0.25	$0.61
Diluted	$(0.08)	$0.25	$0.25	$0.60

Weighted average shares outstanding
Basic	56,682,153	56,275,111	56,611,496	56,196,439
Diluted	57,197,419	56,983,473	57,170,842	56,976,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$18,660	$13,574
Restricted cash	—	1,152
Receivables (net of allowance of $1,382 and $1,200)	96,934	102,540
Revenue recognized in excess of billings on uncompleted contracts	16,494	9,911
Inventories	112,121	118,348
Deferred income taxes — current	18,498	19,190
Other current assets	14,446	13,226
Total current assets	277,153	277,941

Property, plant and equipment, net	253,643	234,549
Intangibles	7,675	7,579
Goodwill	27,062	26,839
Deferred income taxes — long-term	2,560	2,805
Other assets	3,452	3,277

Total assets	$571,545	$552,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,438	$72,437
Restructuring reserve	3,658	—
Billings in excess of revenue recognized on uncompleted contracts	3,532	4,183
Payroll and benefits payable	10,813	12,178
Accrued income taxes	1,347	923
Short-term debt	27,552	22,894
Current portion of long-term debt	1,854	3,372
Total current liabilities	117,194	115,987

Long-term debt	283	1,103
Deferred income taxes — long-term	12,226	14,771
Accrued pension and other liabilities	46,884	44,012

Total liabilities	176,587	175,873

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 59,634,206 and 59,381,636 shares issued	596	594
Additional paid-in capital	177,364	174,074
Retained earnings	261,408	247,239
Accumulated other comprehensive loss	(12,570)	(13,517)
	426,798	408,390
Treasury stock, at cost, 3,138,862 and 3,100,419 shares	(31,840)	(31,273)

Total shareholders’ equity	394,958	377,117
Total liabilities and shareholders’ equity	$571,545	$552,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities
Net income	$14,169	$34,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,711	17,322
Employee benefit plan provisions	4,468	1,320
Stock-based compensation	2,057	2,003
Deferred income tax (benefit) provision	(1,474)	9,671
Change in uncertain tax position	—	(2,810)
Restructuring charges (Note 1)	7,958	—
Changes in assets and liabilities — net of effects from foreign exchange:
Decrease (increase) in receivables	5,657	(2,596)
Decrease (increase) in inventories	6,079	(8,636)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(7,519)	(1,375)
Decrease in accounts payable, accrued liabilities, and accrued interest	(2,999)	(8,762)
Pension contributions	(3,107)	(7,237)
Other items — net	(508)	(241)
Net cash provided by operating activities	44,492	32,942

Cash flows from investing activities
Property, plant and equipment expenditures	(45,674)	(55,227)
Government grants received	947	1,084
Cash released from collateral	1,106	—
Net cash used in investing activities	(43,621)	(54,143)

Cash flows from financing activities
Revolving credit facility borrowings	71,746	161,319
Revolving credit facility repayments	(67,091)	(158,855)
Proceeds from debt obligations	—	373
Reductions of debt obligations	(2,294)	(2,513)
Treasury stock purchased	(567)	(422)
Common stock issued	967	1,256
Excess tax benefit from stock-based compensation	(268)	(268)
Net cash provided by financing activities	2,493	890

Effect of exchange rate changes on cash and cash equivalents	1,722	(1,723)

Increase (decrease) in cash and cash equivalents	5,086	(22,034)
Cash and cash equivalents, beginning of period	13,574	33,992
Cash and cash equivalents, end of period	$18,660	$11,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.  Restructuring Charges:

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.   As a part of this strategy, the Company will consolidate operations at certain locations, permanently close one of its manufacturing facilities, evaluate non-core businesses for potential divestiture, and reduce headcount.  The Company recorded $8.0 million of restructuring charges in the period ended September 30, 2012 which are all within the Activated Carbon and Service segment.

The Company recorded impairment charges of $3.6 million for the permanent closure or sale of its activated carbon manufacturing facility in Datong, China and $0.4 million for the closure of a warehouse in Belgium.  The Company also recorded termination benefits, including early retirement obligations, as a result of the worldwide reduction of headcount of $3.8 million or 86 positions.  The Company will have contractual cash outlays for these employee separations through the first quarter of 2013.  In addition, the Company also expects to incur pension settlement costs as a result of lump sum pension distributions for those participants in the early retirement program which are currently estimated to be $1.0 to $2.0 million.  This expense will be recognized when the distributions occur.  The Company expects to finalize its restructuring plan during the fourth quarter of 2012 and as a result could incur additional charges which are currently not estimatible.

The following table summarizes the restructuring plan and the activity in the restructuring reserve during the nine months ended September 30, 2012:

(Thousands, except no. of employees)	Employee Termination Benefits	Asset Write-offs	Other Costs	Total Restructuring Activity	Employees Impacted
Restructuring charges	$3,751	$3,975	$232	$7,958	86
Payments	(93)		(232)	(325)	(4)
Non-cash charges	—	(3,975)	—	(3,975)	—
Accrual at September 30, 2012	$3,658	$—	$—	$3,658	82

2.  Inventories:

	September 30, 2012	December 31, 2011

Raw materials	$30,186	$28,610
Finished goods	81,935	89,738
	$112,121	$118,348

3.  Supplemental Cash Flow Information:

Cash paid for interest during the nine months ended September 30, 2012 and 2011 was $0.8 million and $0.7 million, respectively.  Income taxes paid, net of refunds, were $11.3 million and $8.0 million, for the nine months ended September 30, 2012 and 2011, respectively.

The Company has reflected a $1.4 million and a $0.6 million increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2012 and 2011, respectively.

4.  Dividends:

The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2012 and 2011.

5.  Comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(4,453)	$14,515	$14,169	$34,283
Other comprehensive income (loss), net of taxes	3,741	(4,106)	947	2,673
Comprehensive income (loss)	$(712)	$10,409	$15,116	$36,956

The matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2012 were the foreign currency translation adjustment of $3.7 million and $1.5 million, respectively; the changes in employee benefit accounts of $(39) thousand and $(1.1) million, respectively; and the change in the fair value of the derivative instruments of $(17) thousand and $0.5 million, respectively.  The matters contributing to the other comprehensive income (loss) during the three and nine months ended September 30, 2011 were the foreign currency translation adjustment of $(5.2) million and $1.2 million, respectively; the changes in employee benefit accounts of $0.4 million and $0.8 million, respectively; and the change in the fair value of the derivative instruments of $0.7 million and $0.7 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales
Activated Carbon and Service	$114,971	$130,016	$358,561	$364,422
Equipment	18,212	11,563	54,217	32,361
Consumer	2,284	2,015	7,700	6,489
	$135,467	$143,594	$420,478	$403,272
Income (loss) from operations before depreciation and amortization, and restructuring charges
Activated Carbon and Service	$9,900	$25,682	$47,729	$69,639
Equipment	726	(677)	3,257	(1,543)
Consumer	482	(650)	1,832	(1,791)
	11,108	24,355	52,818	66,305
Depreciation and amortization
Activated Carbon and Service	5,983	5,452	17,406	15,342
Equipment	619	543	1,832	1,610
Consumer	154	132	473	370
	6,756	6,127	19,711	17,322

Income from operations before restructuring charges	4,352	18,228	33,107	48,983

Reconciling items:
Restructuring charges (Note 1)	(7,958)	—	(7,958)	—
Interest income	3	204	32	307
Interest expense	(4)	—	(23)	—
Other expense — net	(1,042)	(255)	(1,806)	(491)
Income (loss) from operations before income tax (benefit) provision	$(4,649)	$18,177	$23,352	$48,799

	September 30, 2012	December 31, 2011
Total Assets
Activated Carbon and Service	$503,296	$493,793
Equipment	61,590	53,216
Consumer	6,659	5,981
Consolidated total assets	$571,545	$552,990

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

		September 30,	December 31,
Asset Derivatives	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$367	$694
Natural gas contracts	Other current assets	37	—
Foreign exchange contracts	Other assets	3	94

Total derivatives designated as hedging instruments under ASC 815		407	788

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	—	15

Total asset derivatives		$407	$803

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

		September 30,	December 31,
Liability Derivatives	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$180	$309
Natural gas contracts	Accounts payable and accrued liabilities	528	1,286
Foreign exchange contracts	Accrued pension and other liabilities	68	26
Natural gas contracts	Accrued pension and other liabilities	—	209

Total derivatives designated as hedging instruments under ASC 815		776	1,830

Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	95	140

Total liability derivatives		$871	$1,970

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three month periods ended September 30, 2012 and 2011, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Accumulated OCI derivative loss at July 1, 2012 and January 1, 2012, respectively	$411	$1,359
Effective portion of changes in fair value	234	86
Reclassifications from accumulated OCI derivative loss to earnings	(189)	(981)
Foreign currency translation	(27)	(35)
Accumulated OCI derivative loss at September 30, 2012	$429	$429

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2012	2011

Foreign Exchange Contracts	$301	$(800)
Natural Gas Contracts	(67)	417
Total	$234	$(383)

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Nine Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2012	2011

Foreign Exchange Contracts	$(131)	$334
Natural Gas Contracts	217	631
Total	$86	$965

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Cost of products sold	$196	$(166)
Natural Gas Contracts	Cost of products sold	(385)	(491)
Total		$(189)	$(657)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Nine Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Cost of products sold	$326	$(199)
Natural Gas Contracts	Cost of products sold	(1,307)	(1,724)
Total		$(981)	$(1,923)

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) (2)
	Location of	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Other expense — net	$(1)	$(1)
Total		$(1)	$(1)

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) (2)
	Location of	Nine Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2012	2011

Foreign Exchange Contracts	Other expense — net	$(2)	$(5)
Total		$(2)	$(5)

(1) Assuming market rates remain constant with the rates at September 30, 2012, a loss of $0.4 million is expected to be recognized in earnings over the next 12 months.

(2)For the three and nine months ended September 30, 2012 and 2011, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	September 30,	December 31,
(in thousands except for mmbtu)	2012	2011
Natural gas contracts (mmbtu)	300,000	700,000
Foreign exchange contracts	$37,117	$35,304

Other

The Company has also entered into certain derivatives to minimize its exposure to exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
Derivatives Not Designated as	(Loss) Recognized in	September 30,
Hedging Instruments under ASC 815:	Income on Derivatives	2012	2011

Foreign Exchange Contracts (1)	Other expense - net	$131	$(252)
Total		$131	$(252)

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Nine Months Ended
Derivatives Not Designated as	(Loss) Recognized in	September 30,
Hedging Instruments under ASC 815:	Income on Derivatives	2012	2011

Foreign Exchange Contracts (1)	Other expense - net	$501	$(544)
Total		$501	$(544)

(1)         As of September 30, 2012 and 2011, these foreign exchange contracts were entered into and settled during the respective periods.

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

8.  Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At September 30, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.5 million and $2.0 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses.  The Company incurred $0.5 million and $0.3 million of environmental remediation costs for the nine month periods ended September 30, 2012 and 2011, respectively. Remediation activities are currently expected to be completed in mid 2013.

Carbon Imports

General Anti-Dumping Background:  On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing.  The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem.  Following a finding by the U.S. International Trade Commission that the domestic industry was injured by unfairly traded imports of activated carbon from China, an anti-dumping order imposing these tariffs was issued by the U.S. Department of Commerce and was published in the Federal Register on April 27, 2007.  All imports from China remain subject to the order.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States’ customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

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

Period of Review I:  As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to Customs on entries made on or after October 11, 2006 through March 1, 2007.  From March 2, 2007 through March 29, 2007, the anti-dumping duty deposit rate was 78.89%.  From March 30, 2007 through April 8, 2007, the anti-dumping duty deposit rate was 69.54%.  Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April

18, 2007 were not subject to anti-dumping duty assessment.  For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at a rate of 69.54% ad valorem.

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate.  The Company has received the $1.6 million as of September 30, 2012.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II.  Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established during POR I.  However, for the cooperative respondents involved in POR II that did not receive a company-specific rate, their new deposit rate will be collected on a $0.127 per pound basis.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  The Company does not expect any of the appeals to be successful.  However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents.  An initial decision from the court in the POR III appeal process is not expected before the first quarter of 2013.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 5, 2012, the Commerce Department informed interested parties of its final results of POR IV.  Specifically, Commerce calculated antidumping margins for the mandatory respondents it examined ranging from $0.44/kg. (Jacobi Carbons AB and its affiliates) to $2.11/kg. (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an antidumping margin of $1.04/kg. for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 antidumping margin for Datong Juqiang Activated Carbon Co., Ltd.   The Company,  as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the rate calculated in POR III.  The Chinese producers and exporters of activated carbon that participated in proceedings before the Commerce Department in POR IV will have an opportunity to identify any clerical errors that may have resulted in improperly high antidumping margins and also may challenge the Commerce Department’s final results of review in litigation before the U.S. Court of International Trade.  If any litigation is commenced, it is likely that U.S. Customs and Border Protection will not assess antidumping duties on shipments of activated carbon subject to POR IV until the litigation is finally concluded.  Any such litigation that is commenced will not directly impact the Company’s operations.

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

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  Affirmative determinations by both agencies are necessary to continue the order.  The Company, and two other U. S. producers of activated carbon,  are participating in this review to support continuation of the anti-dumping order for an additional five years.  The Company believes that the continuation of the anti-dumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States.

Proceedings before ITC are underway and proceedings before the Commerce Department have concluded.  The U.S. producers submitted substantive responses to both agencies indicating their intention to participate and provide information responsive to the agency requests in March and early April 2012.  No Chinese producers or exporters expressed an intention to participate in the proceedings before the Commerce Department.  On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

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

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions.  There were no additional amounts received by the Company during the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal.  All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, the Company expects to receive 59.57% of the final anti-dumping tariffs collected on its entries returned to the Company as CDSOA distributions.  As a result, the Company recorded a receivable of $0.3 million against this anticipated CDSOA distribution related to our entries.  On June 1, 2012, Customs posted the preliminary CDSOA amount available, as of April 30, 2012, for distribution in fiscal year 2012.  The preliminary amount identified as available for distribution to affected domestic producers under the anti-dumping order was $2.5 million.  This amount reflects collections by Customs between October 1, 2011 and April 30, 2012.  This amount is subject to revision — and could increase or decrease — before duties are distributed by Customs.  This distribution typically occurs in late November or early December.  Due to the uncertainty of the amount, no change in the recorded receivable was made in the quarter ended September 30, 2012.

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

The Company cannot predict with any certainty the probable outcome of this matter. As of September 30, 2012, the Company accrued $1.8 million as its estimate of potential loss related to civil penalties which is a reduction of $0.2 million from the previously recorded amount as of March 31, 2012.  If process modifications are required, it is reasonably possible that the capital costs could be significant and may exceed $10.0 million.  If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required.  If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

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

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  Management is in the process of filing claims with its insurance carrier to recover damages for both property and business interruption related to this event.  The Company cannot estimate the amount that may be recoverable from insurance, if any.

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

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2012 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2011	$20,167	$6,612	$60	$26,839
Foreign exchange	147	76	—	223

Balance as of September 30, 2012	$20,314	$6,688	$60	$27,062

The following is a summary of the Company’s identifiable intangible assets as of September 30, 2012 and December 31, 2011, respectively.

		September 30, 2012
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(537)	$139
Customer Relationships	15.9 Years	10,450	(234)	(8,191)	2,025
Product Certification	5.5 Years	7,369	38	(3,651)	3,756
Unpatented Technology	20.0 Years	2,875	—	(2,133)	742
Licenses	20.0 Years	964	244	(195)	1,013
Total	13.3 Years	$22,334	$48	$(14,707)	$7,675

		December 31, 2011
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	15.4 Years	$1,369	$—	$(1,197)	$172
Customer Relationships	16.0 Years	10,450	(261)	(7,776)	2,413
Product Certification	5.4 Years	6,023	(19)	(2,960)	3,044
Unpatented Technology	20.0 Years	2,875	—	(2,011)	864
Licenses	20.0 Years	964	217	(95)	1,086
Total	14.0 Years	$21,681	$(63)	$(14,039)	$7,579

For the three and nine months ended September 30, 2012, the Company recognized $0.6 million and $1.5 million, respectively, of amortization expense related to intangible assets.  For the three and nine months ended September 30, 2011, the Company recognized $0.4 million and $1.3 million, respectively, of amortization expense related to intangible assets.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2012	$1,971
2013	1,936
2014	1,836
2015	1,194
2016	1,037

10.  Borrowing Arrangements

Short-Term Debt

	September 30,	December 31,
	2012	2011
Borrowings under Japanese Working Capital Loan	$23,152	$22,894
U.S. Credit Facility Borrowings	4,400	—
Total	$27,552	$22,894

Long-Term Debt

	September 30,	December 31,
	2012	2011
Borrowings under Japanese Term Loan	$1,826	$4,142
Belgian Loan Borrowings	154	156
Other	157	177
Less current portion of long-term debt	1,854	3,372
Total	$283	$1,103

U.S. Credit Facility

The Company’s U.S. Credit Facility (Credit Facility), which expires on November 17, 2016, contains a revolving credit capacity of $125.0 million with a $30.0 million sublimit for the issuance of letters of credit.  So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Credit Facility of up to $50.0 million in the aggregate.  No assurance can be given, however, that the total revolving credit commitment will be increased above $125.0 million.

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%.  Total availability under the Credit Facility at September 30, 2012 and December 31, 2011 was $118.4 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of September 30, 2012 ranged from 1.25% to 3.25%.

Total outstanding borrowings under the Credit Facility were $4.4 million as of September 30, 2012 and are shown as short-term debt within the condensed consolidated balance sheet.  There were no outstanding borrowings under the Credit Facility at December 31, 2011.

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

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011.  Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.  The Company had 120 thousand Euros, or $0.2 million of outstanding borrowings under the Belgian Loan as of September 30, 2012 and December 31, 2011, respectively.  No further bonds can be called on.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2012 and December 31, 2011, respectively.  Bank guarantees of 1.2 million Euros and 1.4 million Euros were issued as of September 30, 2012 and December 31, 2011, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of September 30, 2012 and December 31, 2011, respectively.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  Calgon Carbon Corporation (the “Company”) is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen.  The total borrowings outstanding at September 30, 2012 and December 31, 2011, of 142.0 million Japanese Yen or $1.8 million and 260.0 million Japanese Yen or $3.3 million, respectively, are recorded as current portion of long-term debt within the condensed consolidated balance sheet.  The Japanese Working Capital Loan provides for borrowings up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at September 30, 2012.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 1.8 billion Japanese Yen or $23.2 million at September 30, 2012 and 1.8 billion Japanese Yen or $22.9 million at December 31, 2011, and are shown as short-term debt within the condensed consolidated balance sheet.

Chinese Credit Facility

The Company maintains an unsecured Chinese credit facility for working capital requirements totaling 10.0 million RMB or $1.6 million that matures on July 19, 2013.  There were no outstanding borrowings at September 30, 2012 and December 31, 2011.

Maturities of Debt

The Company intends to make principal payments on debt outstanding at September 30, 2012 of $6.1 million in 2012, $23.4 million in 2013, and $0.2 million in 2018.

11.  Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2012	2011	2012	2011
Service cost	$265	$330	$795	$766
Interest cost	1,189	1,243	3,569	3,676
Expected return on plan assets	(1,539)	(1,775)	(4,620)	(5,002)
Amortization of prior service cost	7	7	20	20
Net actuarial loss amortization	854	495	2,564	1,291
Net periodic pension cost	$776	$300	$2,328	$751

The expected long-term rate of return on plan assets is 7.75% in 2012.

Employer Contributions

In its 2011 financial statements, the Company disclosed that it expected to contribute $2.0 million to its U.S. pension plans in 2012.  The Company made the $2.0 million of contributions as of September 30, 2012.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2012	2011	2012	2011
Service cost	$42	$38	$126	$114
Interest cost	439	498	1,317	1,494
Expected return on plan assets	(325)	(372)	(975)	(1,116)
Net actuarial loss amortization	4	18	12	54
Foreign currency exchange	(6)	6	(7)	23
Net periodic pension cost	$154	$188	$473	$569

The expected long-term rate of return on plan assets is between 4.50% and 5.40% in 2012.

Employer Contributions

In its 2011 financial statements, the Company disclosed that it expected to contribute $1.3 million to its European pension plans in 2012.  As of September 30, 2012, the Company contributed $1.1 million.  The Company expects to contribute the remaining $0.2 million over the remainder of the year.

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan accounted for as a defined contribution plan.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that  the local Labor Court had issued a judgment where it concluded that employers  were required to compensate their pensioners for the shortfall if benefits had been reduced by the plan.  After receiving claims from former employees, the Company recorded a liability of $1.7 million to account for shortfalls based on an actuarial analysis performed during the three months ended September 30, 2012.

12.  Earnings per Share

Computation of basic and diluted net income (loss) per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net income (loss) available to common shareholders	$(4,453)	$14,515	$14,169	$34,283
Weighted Average Shares Outstanding
Basic	56,682,153	56,275,111	56,611,496	56,196,439
Effect of Dilutive Securities	515,266	708,362	559,346	780,473
Diluted	57,197,419	56,983,473	57,170,842	56,976,912
Net income (loss) per common share
Basic	$(0.08)	$.26	$.25	$.61
Diluted	$(0.08)	$.25	$.25	$.60

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 390,930 and 132,436 for the three months ended September 30, 2012 and 2011, respectively, and 383,028 and 132,436 for the nine months ended September 30, 2012 and 2011, respectively.

13.  Income Taxes

Unrecognized Income Tax Benefits

As of September 30, 2012 and December 31, 2011, the Company’s gross unrecognized income tax benefits were $4.4 million and $4.1 million, respectively.  If recognized, $3.3 million and $2.9 million of the gross unrecognized tax benefits would affect the effective tax rate at September 30, 2012 and December 31, 2011, respectively.  At this time, the Company believes that it is reasonably possible that approximately $0.2 million of the estimated unrecognized tax benefits as of September 30, 2012 will be recognized within the next twelve months based on the expiration of statutory periods.

14.  Government Grants

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

On June 20, 2011, the Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  As of September 30, 2012, the Company received $0.2 million of the grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheet.

On December 7, 2007, the Company was also awarded two separate grants from the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 3.0 million Euros.   As of September 30, 2012, the Company received 0.5 million Euros of the grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheet.

15.  Fair Value Measurement

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 7 and 10 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments:

	September 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3	Value	Value

Derivatives, net	$(464)	$(464)	$—	$(464)	$—	$(1,167)	$(1,167)
U.S. credit facility	(4,400)	(4,400)	—	(4,400)	—	—	—
Japanese working capital loan	(23,152)	(23,152)	—	(23,152)	—	(22,894)	(22,894)
Japanese term loan	(1,826)	(1,826)	—	(1,826)	—	(4,142)	(4,142)
Other loans	(311)	(311)	—	(311)	—	(333)	(333)

Cash and cash equivalents, accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value.  The recorded debt amounts are primarily based on prime rates and, accordingly, the carrying value of these obligations equals fair value.

Assets and Liabilities Reported at Fair Value on a Nonrecurring Basis:

As a result of the Company’s restructuring plan, as discussed in Note 1, long-lived assets with a carrying amount of $4.7 million were written down to their fair value of $0.7 million.  As a result, the Company recorded a charge of $4.0 million which was included in restructuring charges for the three and nine month periods ended September 30, 2012 within the Company’s condensed consolidated statements of comprehensive income (loss). These long-lived assets were valued using Level 3 inputs.

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

In June 2011, the FASB issued ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements in its annual financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012.  Please refer to the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, for the required interim period disclosure.

17.  Reclassification

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

Results of Operations

Consolidated net sales decreased by $8.1 million or 5.7% for the quarter ended September 30, 2012 and increased $17.2 million or 4.3% for the year to date ended September 30, 2012 versus the similar 2011 periods.  The total negative impact of foreign currency translation on consolidated net sales for the quarter and year to date periods ended September 30, 2012 was $3.2 million and $6.5 million, respectively, versus the comparable 2011 periods.

Net sales for the quarter and year to date periods ended September 30, 2012 for the Activated Carbon and Service segment decreased $15.0 million or 11.6% and $5.9 million or 1.6%, respectively, versus the similar 2011 periods.  The decrease for the quarter was principally due to a $7.4 million decline in the potable water market principally driven by non-recurring large municipal carbon supply that occurred in the quarter ended September 30, 2011 as well as lower demand for certain activated carbon and service products in the environmental air and  environmental water treatment markets of $3.7 million and $2.1 million, respectively.  The decrease for the year to date period ended September 30, 2012 was as a result of the aforementioned significant 2011 carbon supply which was partially offset by increased demand in the specialty carbon market of $3.5 million.  Net sales for the Equipment segment increased $6.6 million or 57.5% and $21.9 million or 67.5%, respectively, for the quarter and year to date periods ended September 30, 2012 versus the comparable 2011 periods.  The increase for both the quarter and year to date periods ended September 30, 2012 was primarily due to higher revenue recognized from ballast water treatment systems of $3.8 million and $15.4 million, respectively, and ion exchange systems of $1.2 million and $5.3 million, respectively.  Net sales for the Consumer segment for the quarter and year to date periods ended September 30, 2012 increased $0.3 million or 13.3% and $1.2 million or 18.7%, respectively, as compared to the similar 2011 periods as a result of increased demand for activated carbon cloth.

Net sales less cost of products sold, as a percentage of net sales, was 27.3% and 29.9%, respectively, for the quarter  and year to date periods ended September 30, 2012 compared to 33.8% and 33.3%, respectively,  for the quarter and year to date periods ended September 30, 2011.  The decline for both the quarter and year to date periods ended September 30, 2012 was primarily in the Activated Carbon and Service segment.   The decline for quarter ended September 30, 2012 was primarily due to $2.5 million of costs related to the Company’s Pearl River facility as a result of delays in a capital project, maintenance issues, and the impact of Hurricane Isaac as well as a $1.7 million write-off of obsolete inventory.  The quarter ended September 30, 2011 also included a $1.2 million favorable adjustment related to the China tariff for Period of Review IV and lower margins in Europe of $0.6 million.  The aforementioned items also had an unfavorable impact to the year to date period ended September 30, 2012.  In addition, the year to date period included higher coal and coal-related costs of approximately $1.0 million resulting from an increase in the cost of coal as well as the associated manufacturing costs related to trials of new and different coal types.  These trials were necessitated by the termination of a coal contract with a former supplier that occurred during the quarter ended June 30, 2012.  Also contributing to the decline were higher plant maintenance costs of $1.3 million primarily due to one additional planned major maintenance activity.  The Equipment segment did not change significantly for either the quarter or year to date periods ended

September 30, 2012 versus the similar 2011 periods. The Consumer segment increased for both the quarter and year-to-date periods ended September 30, 2012 as the  2011 periods included non-recurring charges of $0.5 million and $1.5 million, respectively, related to a discontinued product line.  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.6 million and $2.4 million, respectively, during the quarter and year to date periods ended September 30, 2012 versus the comparable 2011 periods.  The increase for the quarter and year to date periods was primarily due to increased depreciation related to capital improvements at the Company’s manufacturing facilities.

Selling, general and administrative expenses increased $1.8 million and $3.2 million for the quarter and year to date periods ended September 30, 2012 as compared to 2011.   The increase for both periods included a $1.7 million pension charge and $1.7 million related to an agreement with the Company’s former chief executive officer.  Partially offsetting the increase for the quarter ended September 30, 2012 was the favorable impact of foreign exchange of $0.5 million and a $0.5 million decline in legal expense as a result of fewer legal matters in 2012.

Research and development expenses were comparable for the quarter ended September 30, 2012 and increased $0.8 million for year to date period ended September 30, 2012 versus the similar 2011 periods.  The increase for the year to date period was as a result of increased advanced product testing costs related to both mercury removal from flue gas and the use of activated carbon in ultra capacitors.

Restructuring charges for the quarter and year to date periods ended September 30, 2012 primarily consist of a $3.6 million impairment charge for the permanent closure of the Company’s Datong, China activated carbon production facility and $3.8 million of termination benefits related to the reduction in headcount (refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).

Environmental and litigation contingencies of $0.2 million for the quarter ended September 30, 2011 relate to environmental expenses at the Company’s Catlettsburg, Kentucky production facility.  Environmental and litigation contingencies of $(0.8) million for the year to date period ended September 30, 2011 include a $1.3 million reduction in the estimate to complete a remediation project at the Company’s Columbus, Ohio production facility partially offset by environmental expense related to the Catlettsburg, Kentucky production facility (refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).

The Company’s income tax provision decreased by $3.9 million and $5.3 million for the quarter and year to date periods, respectively, ended September 30, 2012 compared to the similar 2011 periods.  The decrease in tax expense for both periods primarily relates to the decline in income before income tax provision.  The effective tax rate for the year to date period ended September 30, 2012 was 39.3% compared to 29.7% for the similar 2011 period.  The increase in the effective tax rate from the year to date period ended September 30, 2012 compared to the same period ended September 30, 2011 relates to a recorded valuation allowance against one of the

Company’s foreign subsidiaries’ net deferred tax assets of $0.6 million or 1.5%.  This valuation allowance is as a result of management’s decision to permanently close its Datong, China facility as it is more likely than not that the Company will not be able to benefit from the net deferred tax assets of this foreign subsidiary.  The year to date period ended September 30, 2012 was negatively impacted by $0.8 million or 2.1% as a result of jurisdictional tax rate differences primarily related to China.  Additionally, the year to date period ended September 30, 2011 included the release of an uncertain tax position of $2.8 million or 5.8%.

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $44.5 million for the period ended September 30, 2012 compared to $32.9 million for the comparable 2011 period.  The $11.6 million increase is due to favorable working capital changes including primarily inventory and accounts receivable.

Common stock dividends were not paid during the quarters ended September 30, 2012 and 2011.

U.S. Credit Facility

The Company’s U.S. Credit Facility (Credit Facility), which expires on November 17, 2016, contains a revolving credit capacity of $125.0 million with a $30.0 million sublimit for the issuance of letters of credit.  So long as no event of default has occurred and is continuing, the Company from time to time may request one or more increases in the total revolving credit commitment under the Credit Facility of up to $50.0 million in the aggregate.  No assurance can be given, however, that the total revolving credit commitment will be increased above $125.0 million.

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%.  Total availability under the Credit Facility at September 30, 2012 and December 31, 2011 was $118.4 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a one month LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of September 30, 2012 ranged from 1.25% to 3.25%.

Total outstanding borrowings under the Credit Facility were $4.4 million as of September 30, 2012 and are shown as short-term debt within the condensed consolidated balance sheet.  There were no outstanding borrowings under the Credit Facility at December 31, 2011.

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

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  Calgon Carbon Corporation (the “Company”) is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen.  The total borrowings outstanding at September 30, 2012 and December 31, 2011, of 142.0 million Japanese Yen or $1.8 million and 260.0 million Japanese Yen or $3.3 million, respectively, are recorded as current portion of long-term debt within the condensed consolidated balance sheet.  The Japanese Working Capital Loan provides for borrowings up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at September 30, 2012.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 1.8 billion Japanese Yen or $23.2 million at September 30, 2012 and 1.8 billion Japanese Yen or $22.9 million at December 31, 2011, and are shown as short-term debt within the condensed consolidated balance sheet.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2012, there has been a change in a debt agreement as well as an unconditional purchase obligation since December 31, 2011.  On March 31, 2012, the Company’s Japanese Working Capital Loan matured and was renewed until March 31, 2013 (refer to Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  The Company is obligated to make principal payments on debt outstanding at September 30, 2012 of $6.1 million in 2012, $23.4 million in 2013, and $0.2 million in 2018.  In May 2012, the Company terminated a raw material purchase agreement and also entered into a new raw material purchase agreement.  The new agreement has decreased the Company’s contractual obligations by $6.9 million in 2012, $3.9 million in 2013, and $3.9 million in 2014.  There have been no other material changes in the Company’s contractual obligations since December 31, 2011.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $45.7 million for the nine months ended September 30, 2012 compared to expenditures of $55.2 million for the same period in 2011.  The expenditures for the period ended September 30, 2012 consisted primarily of improvements to the Company’s manufacturing facilities which includes $13.3 million related to the expansion of the Company’s Pearl River, Mississippi virgin activated carbon manufacturing facility and $5.2 million and $3.5 million related to the construction of the Company’s Arizona  and Suzhou, China reactivation facilities, respectively.  The expenditures for the period ended September 30, 2011 consisted primarily of improvements to the Company’s manufacturing facilities of $43.7 million, including $19.6 million related to the Company’s Feluy, Belgium capacity expansion and new warehouse, $9.7 million for the construction of the Suzhou, China reactivation facility, and information technology improvements of $4.0 million.  Capital expenditures for 2012 are projected to be approximately $55.0 million to $60.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

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

The Company cannot predict with any certainty the probable outcome of this matter.  As of September 30, 2012, the Company accrued $1.8 million as its estimate of potential loss related to civil penalties which is a reduction of $0.2 million from the previously recorded amount as of March 31, 2012.    If process modifications are required, it is reasonably possible that the capital costs could be significant and may exceed $10.0 million.  If the resolution includes remediation, additional significant expenses and/or capital expenditures may be required.  If a settlement cannot be reached, the issues will most likely be litigated and the Company will vigorously defend its position.

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

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At September 30, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.5 million and $2.0 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of other companies.  It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses.  The Company incurred $0.5 million and $0.3 million of environmental remediation costs for the nine month periods ended September 30, 2012 and 2011, respectively. Remediation activities are currently expected to be completed in mid 2013.

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

Other

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  Management is in the process of filing claims with its insurance carrier to recover damages for both property and business interruption related to this event.  The Company cannot estimate the amount that may be recoverable from insurance, if any.

Carbon Imports

General Anti-Dumping Background:  On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China.

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing.  The resultant tariff rates ranged from 61.95% ad valorem (i.e., of the entered value of the goods) to 228.11% ad valorem.  Following a finding by the U.S. International Trade Commission that the domestic industry was injured by unfairly traded imports of activated carbon from China, an anti-dumping order imposing these tariffs was issued by the U.S. Department of Commerce and was published in the Federal Register on April 27, 2007.  All imports from China remain subject to the order.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States’ customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

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

Period of Review I:  As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to Customs on entries made on or after October 11, 2006 through March 1, 2007.  From March 2, 2007 through March 29, 2007, the anti-dumping duty deposit rate was 78.89%.  From March 30, 2007 through April 8, 2007, the anti-dumping duty deposit rate was 69.54%.  Because of limits on the government’s legal authority to impose provisional duties prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duty assessment.  For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at a rate of 69.54% ad valorem.

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors and published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate.  The Company has received the $1.6 million as of September 30, 2012.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II.  Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established during POR I.  However, for the cooperative respondents involved in POR II that did not receive a company-specific rate, their new deposit rate will be collected on a $0.127 per pound basis.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  The Company does not expect any of the appeals to be successful.  However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents.  An initial decision from the court in the POR III appeal process is not expected before the first quarter of 2013.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 5, 2012, the Commerce Department informed interested parties of its final results of POR IV.  Specifically, Commerce calculated antidumping margins for the mandatory respondents it examined ranging from $0.44/kg. (Jacobi Carbons AB and its affiliates) to $2.11/kg. (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an antidumping margin of $1.04/kg. for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 antidumping margin for Datong Juqiang Activated Carbon Co., Ltd.   The Company,  as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the rate calculated in POR III.  The Chinese producers and exporters of activated carbon that participated in proceedings before the Commerce Department in POR IV will have an opportunity to identify any clerical errors that may have resulted in improperly high antidumping margins and also may challenge the Commerce Department’s final results of review in litigation before the U.S. Court of International Trade.  If any litigation is commenced, it is likely that U.S. Customs and Border Protection will not assess antidumping duties on shipments of activated carbon subject to POR IV until the litigation is finally concluded.  Any such litigation that is commenced will not directly impact the Company’s operations.

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

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  Affirmative determinations by both agencies are necessary to continue the order.  The Company, and two other U. S. producers of activated carbon,  are participating in this review to support continuation of the anti-dumping order for an additional five years.  The Company believes that the continuation of the anti-dumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States.

Proceedings before ITC are underway and proceedings before the Commerce Department have concluded.  The U.S. producers submitted substantive responses to both agencies indicating their intention to participate and provide information responsive to the agency requests in March and early April 2012.  No Chinese producers or exporters expressed an intention to participate in the proceedings before the Commerce Department.  On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

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

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions.  There were no additional amounts received by the Company during the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal.  All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, the Company expects to receive 59.57% of the final anti-dumping tariffs collected on its entries returned to the Company as CDSOA distributions.  As a result, the Company recorded a receivable of $0.3 million against this anticipated CDSOA distribution related to our entries.  On June 1, 2012, Customs posted the preliminary CDSOA amount available, as of April 30, 2012, for distribution in fiscal year 2012.  The preliminary amount identified as available for distribution to affected domestic producers under the anti-dumping order was $2.5 million.  This amount reflects collections by Customs between October 1, 2011 and April 30, 2012.  This amount is subject to revision — and could increase or decrease — before duties are distributed by Customs.  This distribution typically occurs in late November or early December.  Due to the uncertainty of the amount, no change in the recorded receivable was made in the quarter ended September 30, 2012.

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

In June 2011, the FASB issued ASU, No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05, which eliminates the option to present components of other comprehensive income, or OCI, as part of the statement of changes in stockholders’ equity, requires the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements in its annual financial statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012.  Please refer to the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, for the required interim period disclosure.

Outlook

Activated Carbon and Service

Through the first nine months of 2012, The Company’s sales in activated carbon and service have declined by 1.6% versus 2011.  The third quarter saw this segment’s sales decline by $15 million or 11.6% as compared to the prior year due to lower sales of mercury removal carbons; a large municipal carbon fill in 2011; and, the deferral of certain municipal and wastewater sales.  The Company expects 2012’s fourth quarter sales to increase sequentially and as compared to the prior year in part due to temporary delay of sales expected to occur in the third quarter of 2012 and due to stronger sales in Asia.  Long-term sales growth is expected to come from several sources including the ongoing impacts of enacted and proposed environmental regulations; additional reactivation capacity which the Company is in the process of expanding in all three of its regions; expanded virgin carbon production at our Pearl River facility; and, other factors discussed below.  However, the current worldwide economic slowdown may adversely impact the Company’s 2013 activated carbon and service sales as will an expected decline in sales of mercury removal carbons.  These factors could limit the Company’s 2013 sales growth.

The Company’s coal costs increased significantly in 2011 and were approximately $7.0 million higher on a delivered basis compared to 2010.  The Company continues to proceed with its coal supply action plan with a goal of contracting for the majority of its 2013 domestic coal requirements.  The Company has contracted for approximately two-thirds of its 2012 estimated coal requirements and over one-half of its requirements in 2013 and 2014.  Based on these contracts and the current market price of coal, the Company estimates that its 2012 delivered coal costs will be approximately equal to its 2011 costs.  Furthermore, the Company currently expects that its 2013 coal costs will approximate its 2012 costs.

Due in part to the rising cost of raw materials, including coal, the Company instituted global price increases on coal-based activated carbons and related services effective November 1, 2010.  These price increases have positively contributed to the Company’s financial results during the nine months of 2012 and throughout 2011.  The Company also implemented a price increase for coconut-based carbons that took effect on October 1, 2011.  Price increases for 2012 have been implemented on a case-by-case basis and/or as permitted under multi-year customer contracts based on indices or other factors.  The Company cannot predict the significance of future price increases or their impact on our 2013 financial results.

The Company continues to make significant research and development expenditures related to its advanced products aimed at significantly reducing the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas as compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to owners of coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The MATS regulation was published in the Federal Register on February 16, 2012.  Compliance with MATS will generally be required three years from this publication date.  Exceptions for newly installed equipment and/or “reliability critical paths” can delay implementation for applicable power plants up to an additional two years.  There have already been numerous legal challenges to MATS that must be resolved and, the EPA has issued an administrative stay on provisions of the rule that affect new power plants.  The EPA is to expedite this re-examination and expects it to be completed by March 2013.  The Company cannot predict when the other MATS legal challenges will be resolved.

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

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company currently estimates that the current annual demand for mercury removal in North America is 150 to 200 million pounds and may grow to as much as 380 to 765 million pounds by 2015.  However, today the North American activated carbon supply capacity for this market is greater than current demand.  As a result, recent pricing in this market has deteriorated.  The Company expects this trend to continue in the near future until compliance with MATS draws nearer.  Many of the Company’s multi-year contracts, as well as those of its competitors, are scheduled to expire in late 2012 and are expected to be re-bid.  The Company believes its advanced products for mercury which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

Compliance with other proposed emissions regulations such as the Cross State Air Pollution Rule (CSAPR) or the Clean Air Interstate Rule (CAIR) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  However, a federal appeals court vacated CSAPR and a replacement or modified rule is not expected to be promulgated by the EPA for at least three years.  Additional future hearings are expected that will further clarify or modify these rules, their implementation dates, and requirements.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of both MATS and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  Plant closures and/or wet scrubbing equipment installations would reduce the amount of carbon used for mercury removal.  In addition, wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market opportunity to a level below the low end of aforementioned forecasted demand of 380 to 765 million pounds.  However, in that case, the Company could expect to increase its share of this market.  In anticipation of the potential increase in activated carbon necessary to serve this market, the Company continues to develop plans to increase virgin activated carbon capacity in the U.S.  However, capital expenditures related to this capacity increase, if any, are not expected to be material in 2013.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants by 2015.  The plans, as announced, stipulated low levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted over the next few years to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfectants and Disinfection Byproducts (the DBP Rule) is another growth driver for the Company.  Disinfection Byproducts (DBPs) are compounds that form when natural decaying organic materials in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the DBP Rule in 2006, and requires water utilities to be in compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 100 million pounds by 2015.  This market also provides an opportunity for the Company’s service business by converting customers from virgin to reactivated carbon.  The Company’s reactivation facilities in California and Ohio received certification from the National Sanitation Foundation (NSF) International during 2010.  This certification verifies that potable custom reactivated carbon is safe for reuse in municipal water treatment applications.  During the second quarter of 2011, the city of Phoenix, Arizona, and surrounding communities selected the Company to reactivate for a ten-year period approximately 15- to- 20 million pounds of spent activated carbon, used to prevent the formation of DBPs.  The contract also includes the construction of a reactivation facility in Gila Bend, Arizona.  The reactivation facility, which will be owned and operated by the Company, is expected to serve as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project.  During the second quarter of 2012, the Company entered into a ten-year reactivation contract with one of these cities (Scottsdale).  During the construction of the facility, the Company plans to utilize its existing reactivation capacity to meet Phoenix’s and Scottsdale’s requirements.  Reactivation services for Phoenix began during the second quarter of 2012.  The Company is in final discussions with the city of Glendale to provide reactivation services under a long-term contract.  In the meantime, we are reactivating the city’s spent carbon under terms of an interim agreement.

In Europe, the Company is in final discussions with a large water provider in the UK for a multi-year contract similar to its contract with the city of Phoenix.  If successful, the Company could supply virgin carbon and reactivation services for up to a ten year period and would plan to restart and upgrade our recently acquired Tipton plant in the UK.  The planned upgrades would require $10 million of capital expenditures and would be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, may begin undergoing equipment modifications and a significant capacity expansion during 2013.  If modifications to the plant begin in late 2012, it could return to operation in late 2013 with the additional capacity and planned upgrades completed in early 2015.

China also announced that it will commit $475 billion in water and wastewater improvements by 2015.

Driven by these market forces, the Company’s 2011 capital expenditures totaled approximately $72.1 million.  The Company anticipates making significant capital expenditures in 2012 which are currently projected to be approximately $55 to $60 million, including expenditures for an expansion of its Pearl River, Mississippi virgin activated carbon manufacturing facility as well as construction of the Phoenix reactivation facility.  The Company has also invested in reactivation capacity expansions of its Feluy, Belgium, site as well as a new reactivation facility in Suzhou, China and in North Tonawanda, New York.  In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually.  The expansion in Belgium was initially brought on-line in the 2011, but because of equipment failures and related start-up issues, the Company only began to benefit from the availability of the site’s expanded capabilities in the first quarter of 2012.  The China service facility also experienced an issue with the furnace’s refractory that delayed the start-up of this facility until the third quarter of 2012.  Ongoing customer permit issues related to the handling and transportation of spent carbons to the Company’s reactivation facility have also significantly contributed to delays at Suzhou.  These issues are being successfully resolved but have delayed our expected benefits from this new facility.  Based on current demand projections, the site at North Tonawanda, New York is not expected to begin operating before the fourth quarter of 2013.

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

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.  As a part of this strategy, the Company will consolidate operations at certain locations, permanently close one of its manufacturing facilities, evaluate non-core businesses for potential divestiture, and reduce headcount.  The Company recorded $8.0 million of restructuring charges in the period ended September 30, 2012 which are all within the Activated Carbon and Service segment (refer to Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).  In addition to the aforementioned charges, the Company also expects to incur pension settlement costs as a result of lump sum pension distributions for those participants in the early retirement program which are currently estimated to be $1.0 to $2.0 million.  This expense will be recognized when the distributions occur.  The Company expects to finalize its restructuring plan during the fourth quarter of 2012 and as a result could incur additional charges which are not currently estimatible.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that U.S. demand for its ultraviolet light (UV) systems will continue, as certain municipalities must meet the 2013 deadline for the first phase of EPA regulations to treat for Cryptosporidium in drinking water.  The Company estimates the total global market for this application to be $250 million through 2015.  However, worldwide firm bid opportunities for UV systems for the municipal market were somewhat slow in 2011 and in the first nine months of 2012.  However, the Company was recently selected by the Los Angeles Department of Water and Power to provide a $12.4 million Sentinal system for disinfection of drinking water, confirming that UV remains the technology of choice for controlling Cryptosporidium and Giardia under the LT2 regulations.  Because the Company has not yet executed a contract for this installation, it is excluded from backlog as of September 30, 2012.

The Company also believes that demand for its ballast water treatment systems will continue to grow.  The U.S. Coast Guard, working with the U.S. EPA, issued its ballast water treatment rules on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water.  The Coast Guard Rule requires a U.S. Type Approved treatment system and that the treatment system be installed on new ships built after December 1, 2013; on small and large ships on their next dry-dock after January 1, 2016; and, on medium sized ships on their next dry-dock after January 1, 2014.  The Coast Guard Rule’s discharge limits match the limits proposed by the International Maritime Organization (IMO).  However, the Coast Guard Rule requires that organisms be killed.  Ultraviolet light treatment incorporated into the Company’s Hyde Guardian® ballast water treatment systems (Guardian) and many other competing ballast water treatment systems, immediately  render organisms non-viable but do not kill the organisms fast enough to comply with the current Coast Guard Rule.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working together in an effort to change the criteria in the Coast Guard Rule.

During the third quarter of 2012, the Coast Guard approved the first independent laboratory to “type approve” water treatment systems.  The lab is scheduled to begin testing in the third quarter of 2013.  In the interim, ships whose ballast water treatment systems have IMO Type Approval, may enter ports in the U.S. for a period of five years if they have been designated as an Alternative Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international type approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  We have applied for AMS status for our Hyde Guardian ballast water treatment system and have been notified that our application is now being reviewed by the second and final reviewing department.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective when 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 36 countries representing 29.07% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will exceed $15 billion after ratification of the BWMC.

The Company’s Guardian system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Guardian has received Type

Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Guardian has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  This strategic acquisition of Hyde Marine, Inc. has provided the Company immediate entry into a global, regulation- driven market with major long-term growth potential.

To date, most of the Guardian systems sold have been for new ship builds.  During 2012, the number of new ship builds has been dramatically lower than prior years resulting in a decline in Guardian orders.  To date in 2012, the Company has sold 45 ballast water treatment systems.  During 2011, the Company sold 84 ballast water treatment systems.  In addition, during the third quarter of 2010, the Company was awarded contracts for ballast water treatment systems totaling $19.8 million which had a positive impact on revenue and income for the first nine months of 2012 and throughout 2011.

Backlog for the Equipment segment as of September 30, 2012, was $19.5 million while backlog at December 31, 2012 was $39.8 million.  The decrease in backlog from year-end 2011 is primarily due to the temporary decline in Hyde Marine’s backlog as new ship builds during 2012 are currently forecasted to be approximately one-third of the historical levels.

Consumer

Sales of carbon cloth increased $1.2 million in the first nine months of 2012.  The Company believes that the slowing economy contributed to decreased demand for its Consumer products in 2011.  However, in 2011, the Company was awarded a one year, renewable contract valued at approximately $1.5 million, to supply activated carbon cloth for military uniforms to a European country.

Environmental Compliance

As set forth under Item 2 “Regulatory Matters” and Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, the Company is involved in negotiations with the EPA and DOJ with respect to the resolution of various alleged environmental violations.  If the negotiations result in an agreement by the Company to undertake process modifications and/or remediation at the Company’s Catlettsburg, Kentucky facility, significant costs and/or capital expenditures, perhaps in excess of $10.0 million may be required.  While the Company believes it will have adequate liquidity to pay such costs and expenditures, doing so may adversely affect the Company’s pursuit of its strategic growth plans.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2012.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

See Note 8 to the unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 6.       Exhibits

Exhibit No.	Description	Method of filing
4.1	Rights Agreement, dated as of January 27, 2005	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 7, 2012	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
4.1	Rights Agreement, dated as of January 27, 2005	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.