Form 10-K
period 2012-12-31
CALGON CARBON CORPORATION
filed 2013-02-27
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012 or

☐         Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                 to                 .

Commission file number 1-10776

Calgon Carbon Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Calgon Carbon Drive
Pittsburgh, Pennsylvania	15205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (412) 787-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock (pursuant to Rights Agreement dated as of January 27, 2005)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of February 22, 2013, there were outstanding 53,926,617 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2012 was $789,052,357.  The closing price of the Company’s common stock on June 30, 2012, as reported on the New York Stock Exchange was $14.22.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Shareholders to be held on May 1, 2013	III

Forward-Looking Information Safe Harbor

This Annual Report contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Some of the factors that could affect future performance of the Company are changes in, or delays in the implementation of, regulations that cause a market for our products, acquisitions, higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Annual Report, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in this Annual Report.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I

Item 1. Business:

The Company

Calgon Carbon Corporation (the “Company”) is a global leader in the manufacture, reactivation, and application of activated carbon, ballast water treatment (“BWT”), ultraviolet (“UV”) light disinfection, and advanced ion-exchange technologies.  These technologies are applied by customers around the world to the treatment of drinking water, wastewater, ballast water, air emissions, and a variety of industrial and commercial manufacturing processes.

The Company was organized as a Delaware corporation in 1967.

Products and Services

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation, and concentration of liquids, gases, and other media through its three business segments:  Activated Carbon and Service, Equipment, and Consumer.  Each reportable segment is a global profit center that makes and sells a diverse range of products, services, and equipment specifically developed for the purification, separation and concentration of liquids, gases and other media.  The Activated Carbon and Service segment manufactures and markets granular and powdered activated carbon for use in more than 700 distinct market applications that remove organic compounds from water, air, and other liquids and gases.  The Service aspect of this segment consists of carbon reactivation and the leasing, monitoring and maintenance of carbon adsorption equipment (explained below).  The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication, installation and sale of equipment systems that utilize a combination of the Company’s enabling technologies:  carbon adsorption, UV light, BWT, and advanced ion-exchange technologies.  The Consumer segment supplies activated carbon cloth for use in military, industrial, and medical applications.

For further information, refer to Note 20 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.

Activated Carbon and Service.  The sale of activated carbon is the principle component of the Activated Carbon and Service business segment.  The Company is the world’s largest manufacturer of granular activated carbon products and sells more than 100 types of granular, powdered, and pelletized activated carbons made from coal, wood or coconut.  Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In adsorption, unwanted organic molecules contained in a liquid or gas are attracted and bound to the surface in the pores of the activated carbon as the liquid or gas is passed through.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal, which is crushed, sized and then processed in rotary kilns followed by high temperature furnaces.  This heating process is known as “activation” and develops the pore structure of the carbon.  Through adjustments in the activation process, pores of the required size and number for a particular purification application are developed.  The Company’s technological expertise in adjusting the pore structure in the activation process has been one of a number of factors enabling the Company to develop many special types of activated carbon available in several particle sizes.  The Company also markets activated carbons from other raw materials, including coconut shell and wood.

The Company produces and sells a broad range of activated, impregnated or acid washed carbons in granular, powdered or pellet form.  Granular Activated Carbon (GAC) particles are irregular in shape and generally used in fixed filter beds for continuous flow purification processes.  Powdered Activated Carbon (PAC) is carbon that has been pulverized into powder and is often used in batch purification processes, in municipal water treatment applications and for flue gas emissions control.  Pelletized activated carbons are extruded particles, cylindrical in shape, and typically used for gas phase applications due to the low pressure drop, high mechanical strength, and low dust content of the product.

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

The Company’s custom reactivation process for U.S. municipal drinking water treatment plants is specially tailored to meet the unique demands of the drinking water industry. Activated carbon reactivation for use in drinking water treatment facilities in the United States must adhere to requirements of the American Water Works Association (AWWA) standard B605. Perhaps the most important requirement of this standard is that a municipality/water provider must receive its own activated carbon. Unlike industrial activated carbon reactivation practiced by a number of carbon companies, where carbons from different customers can be co-mingled and reactivated as a pooled material, drinking water carbons are kept carefully segregated. This means that a drinking water provider’s activated carbon is kept separate not only from industrial customers’ carbons, but from other drinking water providers’ carbons as well, to avoid any potential cross-contamination. The Company maintains the integrity of each drinking water provider’s carbon, and our potable reactivation facilities and procedures strictly adhere to AWWA B605. The Company’s Blue Lake, California and Columbus, Ohio plants have received certification from National Sanitation Foundation International (NSF) under NSF/ANSI Standard 61: Drinking Water System Components - Health Effects for custom reactivated carbon for potable water applications. NSF International is an independent, not-for-profit organization committed to protecting and improving public health and the environment. Spent municipal potable carbon reactivated at the Blue Lake and Columbus plants are certified per NSF/ANSI Standard 61. NSF/ANSI Standard 61 is the nationally recognized measure to evaluate the health effects for components and materials that contact drinking water.

The Company’s carbon reactivation is conducted at numerous locations throughout the world.  Granular carbon reactivation is valuable to a customer for both environmental and economic reasons, allowing them to re-use carbon cost-effectively without having to purchase expensive new carbon while protecting natural resources. The Company provides reactivation/recycling services in packages ranging from a fifty-five gallon drum to truckload quantities.

Transportation services are offered via bulk activated carbon deliveries and spent carbon returns through the Company’s private fleet of trailers, capable of transporting both hazardous and non-hazardous material.  The Company will arrange transportation for smaller volumes of activated carbon in appropriate containers and small returnable equipment through a network of less-than-truckload carriers.

Sales for the Activated Carbon and Service segment were $485.8 million, $486.5 million, and $427.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company produces a wide range of odor control equipment that typically utilizes catalytic activated carbon to control odors at municipal wastewater treatment facilities and pumping stations. The Company’s variety of equipment systems treats the odors that emanate from municipal wastewater treatment facilities and the sewage collection systems that bring the waste to the treatment plant.

The proprietary ISEP® (Ionic Separator) continuous ion exchange units are used for the purification and recovery of many products in the food, pharmaceutical, mining, chemical, and biotechnology industries.  The ISEP® Continuous Separator units perform ion exchange separations using countercurrent processing.  The ISEP® and CSEP® (chromatographic separator) systems are currently used at over 400 installations worldwide in more than 40 applications in industrial settings, as well as in selected environmental applications including perchlorate and nitrate removal from drinking water.

More than 25 years ago, a predecessor of the Company introduced an advanced UV oxidation process to remediate contaminated groundwater.  In 1998, the Company’s scientists invented a UV disinfection process that could be used to inactivate Cryptosporidium, Giardia and other similar pathogens in surface water, rendering them harmless to humans.  The UV light alters the DNA of pathogens, killing them or making it impossible for the pathogens to reproduce and infect humans.  In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications.  The Company is a leader in the marketplace for innovative UV technologies with the Sentinel® line designed to protect municipal drinking water supplies from pathogens, the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection, and Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1,4-Dioxane, MTBE, and Vinyl Chloride in groundwater, process water, and industrial wastewater.

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

In January 2010, the Company purchased Hyde Marine, Inc. (Hyde Marine).  More than a decade ago, Hyde Marine began developing a combination filtration/UV disinfection solution to fight the spread of aquatic invasive species. Invasion of non-native species via ballast water was described by authorities as one of the greatest threats to the world’s waterways.

The Hyde GUARDIAN® System was developed as a totally chemical-free, International Maritime Organization (IMO) type approved, ballast water management solution. The system is designed to meet the needs of ship owners for an affordable, easy to install treatment system with low operating cost and proven reliability. The robust design includes an efficient, auto-backflushing filter, which removes sediment and larger plankton, and a powerful UV disinfection system that destroys or inactivates the smaller organisms and bacteria. The combination of these technologies has proven both cost-effective and compliant.

Sales for the Equipment segment were $66.1 million, $46.3 million, and $46.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Sales for the Consumer segment were $10.5 million, $8.7 million, and $8.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Markets

The Company participates in six primary areas:  Potable Water, Industrial Process, Environmental Water, Environmental Air, Food, and Specialty Markets.  Potable Water applications include municipal drinking water purification as well as point of entry and point of use devices.  Applications in the Industrial Process Market include catalysis, product recovery and purification of chemicals and pharmaceuticals, as well as process water treatment. The major sub segments for the two Environmental markets include wastewater treatment, groundwater remediation, VOC removal from vapors, and mercury control in incinerator off-gas.  Food applications include brewing, bottling, and sweetener purification.  Medical, personal protection (military and industrial), automotive, consumer, and precious metals applications comprise the Specialty Market.

Potable Water Market.  The Company sells activated carbons, equipment, custom reactivation services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water.  The activated carbon adsorption technology is used to remove disinfection by-products precursors, pesticides and other dissolved organic material to meet or exceed current regulations and to remove tastes and odors to make the water acceptable to the public.  The Company also sells to original equipment manufacturers (OEMs) of home water purification systems.  Granular and powdered activated carbon products are sold in this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove the contaminants from the water.  Ion exchange resins are sold in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate in water.  UV advanced oxidation systems are sold for the destruction of waterborne contaminants and UV disinfection systems are sold for the inactivation of pathogens in surface water.

Industrial Process Market.  The Company’s products used in industrial processing are used either for purification, separation or concentration of customers’ products in the manufacturing process. The Company sells a wide range of activated carbons to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, soda ash, antibiotics, and vitamins.  Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid. Further, activated carbon is used in treatment of natural gas, and other high purity gases to remove unwanted contamination. The liquefied natural gas industry uses activated carbons to remove mercury compounds that would otherwise corrode process equipment.  Activated carbons are also sold for gasoline vapor recovery equipment.

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

Activated carbon is also used in the chemical, pharmaceutical, and refining industries for purification of air discharge to remove contaminants such as benzene, toluene, and other volatile organics.  In addition, reduction of mercury emissions from coal-fired power plants is a significant, growing market for the Company.  As a response to this market opportunity, the Company has made significant investments at its Catlettsburg, Kentucky plant, which included enhancements to one of its production lines to produce FLUEPAC® powdered activated carbons to serve the needs of coal-fired power plants.   The Company also has a pulverization facility to more efficiently produce its FLUEPAC® product at the Catlettsburg, Kentucky plant.

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

Additional industries using activated carbons include precious metals producers to recover gold and silver from low-grade ore.  The Company’s activated carbon cloth product is used in medical and other specialty applications.

Sales and Marketing

In the United States, the Company operates primarily through a direct sales force and maintains sales offices in Pittsburgh, Pennsylvania; Santa Fe Springs, California; and Marlton, New Jersey.  In some markets and technologies, the Company also sells through agents and distributors.  In Canada and in Latin America the Company maintains offices in Markham, Ontario; Sao Paulo, Brazil; and Mexico City, Mexico and sells primarily through agent/distributor relationships.

In the Asia Pacific Region, the Company maintains offices in Singapore; Tokyo, Japan;  Osaka, Japan; Suzhou, China; Shanghai, China; and Taipei, Taiwan, and uses direct sales as well as agents and distributors to manage sales.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton-in-Makerfield, United Kingdom; Houghton le-Spring, United Kingdom; Beverungen, Germany; Paris, France; Gothenburg, Sweden; and Kolding, Denmark, and operates through a direct sales force. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, and Africa.

All offices can play a role in sales of products or services from any of the Company’s segments.  Geographic sales information can be found in Note 20 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  Also refer to Risk Factors included in Item 1A.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog

The Company had a sales backlog of $33.3 million and $39.3 million as of January 31, 2013 and 2012, respectively, in the Equipment segment.  The Company expects to carry approximately $3.4 million of the 2013 backlog into 2014, $3.6 million into 2015, and $0.2 million into 2016.

Competition

With respect to the production and sale of activated carbon related products, the Company has a major global presence, and has several competitors in the worldwide market.  Norit, a subsidiary of Cabot Corporation, Mead/Westvaco Corporation, a United States company and Siemens Water Technologies, a division of Siemens AG, a German company, are the primary competitors.  Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers.  Competition in activated carbons, carbon equipment and services is based on quality, performance, and price.  Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.

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

Hyde Marine’s ballast water treatment competition utilizing UV and filtration includes Panasia of Busan, Korea, Alfa Lavel of Sweden and Optimarin of Norway.  As of January 25, 2013, there are 13 Type Approved treatment systems that utilize UV.

Raw Materials

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines primarily in the United States usually purchased under both long-term and annual supply contracts.

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

Research and Development

The Company’s primary research and development (R&D) activities are conducted at a research center in Pittsburgh, Pennsylvania with additional facilities in the United Kingdom and Japan. The Pittsburgh facility is used for the evaluation of experimental activated carbon and equipment and application development. Experimental systems are also designed and evaluated at this location.

The principal goals of the R&D’s research program are to improve the Company’s position as a technological leader in solving customers’ problems with its products, services and equipment; develop new products and services; and provide technical support to customers and operations of the Company.

Research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons such as the commercial sales of numerous products for mercury removal from flue gas, including a proprietary second generation sulfur tolerant carbon with commercial sales.  In the energy storage market, carbons developed for the ultracapacitor market have been tested in full scale production and approved by the largest ultra capacitor manufacturer.

The UV Technologies (UVT) Division performs R&D to continuously advance the application of UV technologies to pathogens as well as new and emerging contaminants.  Additionally, UVT R&D is devoted to continual product advancement for reduction of life cycle cost to the customer and to ensure compliance with U.S. and international regulations.  This includes R&D work on Advanced Oxidation for treatment of taste and odor compounds (MIB and Geosmin), nitrosamines, pesticide/herbicides and pharmaceutical/personal care products.

For ballast water treatment, Hyde Marine has active R&D for continued ballast treatment efficacy testing in multiple marine environments and new product development to extend the range, usability and end application.  As an example, the Hyde GUARDIAN® has achieved ATEX Certification from the registrar Det Norske Veritas (DNV) for installation in hazardous areas.

Research and development expenses were $8.0 million, $7.9 million, and $7.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Patents and Trade Secrets

The Company possesses a substantial body of technical knowledge and trade secrets and owns 69 United States patent applications and/or patents as well as 181 patent applications and/or patents in other countries.  The issued United States and foreign patents expire in various years from 2013 through 2031.

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

The Company cannot predict with any certainty the probable outcome of this matter.  The Company accrued $2.0 million as its estimate of potential loss related to civil penalties as of December 31, 2010. In the second quarter of 2012, the Company recorded a reduction of $0.2 million to this estimate.  Since April 2012, the Company and the EPA have continued to negotiate the issues. In November 2012 the parties met and agreed in principal to a total civil penalty of $1.6 million.  The EPA is currently drafting a consent decree.  The Company expects to sign a consent decree in early 2013.

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

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards.  Estimated costs for thermal treatment of soils are $7.5 million to $8 million.  The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

Waterlink.   In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At December 31, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.4 million and $2.0 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses.  The Company incurred $0.6 million, $0.7 million, and $0.1 million of environmental remediation costs for the years ended December 31, 2012, 2011 and 2010, respectively.  A $1.3 million reduction of the liability was recorded in the Activated Carbon and Service segment for the year ended

December 31, 2011 related to a change in the estimate of the obligation that occurred during the year.  The change in estimate was as a result of a more definitive environmental assessment and review of the current technology available to the Company to remediate the property.  Remediation activities are currently expected to be completed by the end of 2014.

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

Employee Relations

As of December 31, 2012, the Company employed 1,231 persons on a full-time basis, 912 of whom were salaried and non-union hourly production, office, supervisory and sales personnel.  The United Steelworkers represent 259 hourly personnel in the United States.  The current contracts with the United Steelworkers expire on July 31, 2014, at the Pittsburgh, PA facility, February 14, 2016 at the Columbus, Ohio facility and June 9, 2013 at the Company’s Catlettsburg, Kentucky facility.  The 60 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts expiring on July 31, 2013.  The Company also has hourly employees at three non-union United Kingdom facilities, six non-union United States facilities one each located in Arizona, California, Mississippi, and New York and two in Pennsylvania, as well as at three non-union China facilities.

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

•                  Executive Committee Charter

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

For example, on December 16, 2011, the EPA published the Mercury and Air Toxic Standard. The final rule has a three year compliance schedule for most power plants.  Additional appeals, litigation, and regulatory proceedings could defer implementation of mercury reduction regulation for years or indefinitely.  The Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

Also, the Hyde GUARDIAN® ballast water treatment system developed and sold by our Hyde Marine, Inc subsidiary received type approval from the International Maritime Organization (“IMO”) in April 2009.  However the IMO Ballast Water Management Convention, which would mandate the use of IMO approved ballast water treatment systems for ships in international traffic, has yet to be ratified.  Similarly the United States Coast Guard (“USCG”) has recently published regulations for the regulation of ballast water in U.S waters.  The USCG has not yet approved any ballast water treatment system, including the Hyde GUARDIAN® ballast water treatment system, under its new regulations.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

We use bituminous coal as the main raw material in our activated carbon production process.  Based upon our current projected usage and price, we estimate that our 2013 coal costs in the United States will be approximately $31.3 million excluding the cost of transportation to our carbon manufacturing facilities.  We have various annual and multi-year contracts in place for the supply of our coal that expire at various intervals from 2013 to 2015 and cover approximately 43% of our expected 2013 tonnage.  Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, floods or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand.  We use very specific certain high quality metallurgical coals for many of our products.  Our inability to obtain these high-quality coals at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse affect on our financial results.  In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs.  Based upon the current estimated usage and price of coal in 2013, a hypothetical 10% increase in the price of coal excluding transportation costs that is not covered by our supply contracts, would result in $1.6 million of additional pre-tax expense to us.  We may not be able to pass through raw material price increases to our customers.

Environmental compliance and remediation and potential climate change could result in substantially increased capital requirements and operating costs.

Our production facilities are subject to environmental laws and regulations in the jurisdictions in which they operate or maintain properties.  Costs may be incurred in complying with such laws and regulations.  Each of our domestic production facilities require permits and licenses issued by local, state and federal regulators which regulate air emissions, water discharges, and solid waste handling.  These permits are subject to renewal and, in some circumstances, revocation.  International environmental requirements vary and could have substantially lesser requirements that may give competitors a competitive advantage.  Additional costs may be incurred if environmental remediation measures are required.  In addition, the discovery of contamination at any of our current or former sites or at locations at which we dispose of waste may expose us to cleanup obligations and other damages.  For example, the Company has received Notices of Violations (NOVs) from the U.S. EPA and from the Kentucky Department of Environmental Protection.  While the Company is attempting to resolve these matters, an unfavorable result could have a significant adverse impact on our results of operations and cash flows.  If we receive similar demands in the future, we may incur significant costs in connection with the resolution of those matters.  Refer to Regulatory Matters within Item 1, Business for a more detailed discussion.  In addition, there is currently vigorous debate over the effect of CO² gas releases and the effect on climate change.  Many of our activities create CO² gases.  Should legislation or regulation be enacted, it could have a material adverse effect upon our ability to expand our operations or perhaps continue to operate as we currently do.

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

Our activated carbon business faces significant competition principally from Norit, Mead/Westvaco Corporation and Siemens Water Technologies, as well as from European and Chinese activated carbon producers and East Asian producers of coconut-based activated carbon.  Our UV technology products face significant competition principally from Trojan Technologies, Inc., which is owned by Danaher Corporation, and Xylem.  Our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks.  We could experience reduced net sales as a result of having fewer resources than these competitors.

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

In response to a petition from the U.S. activated carbon industry filed in March 2006, the United States Department of Commerce (DOC) announced the imposition of anti-dumping duties starting in October 2006.  The DOC announcement was based on extensive economic analysis of the operations and pricing practices of the Chinese producers and exporters.  The DOC announcement required U.S. Customs and Border Protection to require importers of steam activated carbon from China to post a provisional bond or cash deposit in the amount of the duties.  The anti-dumping duties are intended to offset the amount by which the steam activated carbon from China is sold at less than fair value in the U.S.

In March 2007, the International Trade Commission (ITC) determined that these unfairly priced steam activated carbon imports from China caused material injury to the U.S. activated carbon industry.  The affirmative decision by the ITC triggered the imposition of significant anti-dumping duties in the form of cash deposits, ranging from 62% to 228%.  The anti-dumping duties will be imposed for at least five years but are subject to periodic review within the time frame.  The first review period began in April 2008 and covered the tariff period from October 2006 through March 2008.   The results of this review indicated that the estimated anti-dumping duties originally imposed for this period were too high and have been substantially reduced.  The results of the second review, covering the period from April 2008 through March 2009, were issued in November 2010 and resulted in further downward revisions to the dumping margins for most of the participating Chinese exporters.  The results of the third review covering the period from April 2009 through March 2010 were issued in October 2011 and were generally consistent with the results of Period of Review II.  The results of the fourth POR covering imports from April 2010 through March 2011 were issued in November 2012.  These results showed an increase in deposit rates mainly due to the use of different surrogate countries for manufacturing input values used in the DOC anti-dumping calculations.  Although these surrogate inputs are under appeal, any potential revisions would not go into effect before the end of 2013 and would unlikely reduce deposits rates below those seen in POR III.

Reviews of annual periods subsequent to this period will begin in April of the year following the twelve month period then completed.  The significant anti-dumping duties, originally imposed by the DOC, and the affirmative decision by the ITC has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S.   However, the anti-dumping duties could be further reduced or eliminated in the future which could adversely affect demand or pricing of our product.

In 2012, the ITC initiated its first “sunset” review of the anti-dumping order.  This review was concluded in February 2013 and the ITC decided that revoking the antidumping order on imports of steam activated carbon from the People’s Republic of China would likely lead to continuation or recurrence of injury to the domestic industry.   As a result, the antidumping order on certain activated carbon from China will remain in place until at least 2017 when a second sunset review proceeding will be undertaken.  Over this time, importers of subject activated carbon from China will be required to make cash deposits of estimated antidumping tariffs at the time the goods are entered into the U.S.  The deposit rates will be determined by the Commerce Department based on annual retrospective reviews of steam activated carbon imported from China similar to POR I, II, III, and IV.

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

We operate multiple facilities and source product from strategic partners who operate facilities which are close to water or in areas susceptible to floods, hurricanes, and earthquakes.  An unplanned shutdown at any of our or our strategic partners’ facilities for more than a temporary period as a result of a hurricane, typhoon, earthquake, flood or other natural disaster, or as a result of fire, explosions, war, terrorist activities, political conflict or other hostilities, or as a result of unforeseen mechanical problems, could significantly affect our ability to meet our demand requirements, thereby resulting in lost sales and profitability in the short-term or eventual loss of customers in the long-term.  In addition, a prolonged planned shutdown of any of our production facilities due to a change in the business conditions could result in impairment charges that could have an adverse impact on our financial results.

Our inability to successfully negotiate new collective bargaining agreements upon expiration of the existing agreements could have an adverse effect on our financial results.

We have collective bargaining agreements in place at four production facilities covering approximately 27% of our full-time workforce as of December 31, 2012.  Those collective bargaining agreements expire from 2013 through 2016.   Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

Our pension plans are currently underfunded, and we expect to be subject to significant increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments.  We contributed $2.1 million and $6.2 million to our U.S. Pension plans and $1.8 million and $1.9 million to our European pension plans in 2012 and 2011, respectively.  We currently expect to contribute approximately $1.3 million to our U.S. pension plans to meet minimum funding requirements, in accordance with our funding policy, and $2.1 million to our European pension plans in 2013.  An economic downturn would negatively impact the fair value of our pension assets which could result in increased funding requirements of our pension plans.  If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.

The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected.  If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect.  For example, an approximate 25-basis point decline in the funding target interest rate under Section 430 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required funding policy contributions to our U.S. pension plans by approximately $1.0 million over the next three fiscal years. This amount reflects the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21) affecting pension plan funding.

Our pension plans in the aggregate are underfunded by approximately $43 million as of December 31, 2012 (based on the actuarial assumptions used for Accounting Standards Codification (ASC) 715 “Compensation — Retirement Benefits,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law.  Our U.S. pension plans, which were underfunded by approximately $28 million as of December 31, 2012, are subject to ERISA.  In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination.  In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital.  Refer to Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report.

Our international operations expose us to political and economic uncertainties and risks from abroad, which could negatively affect our results of operations.

We have manufacturing facilities and sales offices in Europe, China, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow.  Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures.  Approximately 71% of our sales in 2012 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

Our European and Japanese activated carbon businesses are sourced from both the United States and China, which subjects these businesses to foreign exchange transaction risk.

Our virgin activated carbon is produced primarily in the United States.  We also source significant quantities of activated carbon in China.  Produced and sourced activated carbons are provisioned to all of our global operations.  Sales of these carbons are typically denominated in U.S. dollars yet are ultimately sold in other currencies thereby creating foreign currency exchange transaction risk.  We generally execute foreign currency derivative contracts of not more than eighteen months in duration to cover a portion of our known or projected foreign currency exposure.  However, those contracts do not protect us from longer-term trends of a strengthening U.S. dollar, which could significantly increase our cost of activated carbon delivered to our European and Japanese markets, and we may not be able to offset these costs by increasing our prices.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct significant business operations in several foreign countries.  Of our 2012 net sales, approximately 54% were sales to countries other than the United States, and 2012 net sales denominated in non-U.S. dollars represented approximately 45% of our overall net sales.  We conduct business in the local currencies of each of our foreign subsidiaries or affiliates.  Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements.  The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future.  Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

Our business includes capital equipment sales which could have extreme fluctuations due to the cyclical nature of that type of business.

Our Equipment segment represented approximately 12% of our 2012 net sales.  This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution.  In addition, this business is usually affected by the general health of the overall economy.  As a result, sales and earnings from the Equipment segment could be volatile.

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

As of December 31, 2012, we had consolidated goodwill of approximately $27.0 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments.  We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value.  A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.

Our required capital expenditures may exceed estimates.

Our capital expenditures were $60.7 million in 2012 and are forecasted to be approximately $40 to $45 million in 2013.  Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies.  We may not have the capital to undertake the capital investments.  If we are unable to do so, we may not be able to effectively compete.

Our international operations are subject to political and economic risks for conducting business in corrupt environments.

We conduct business in developing countries, and we are focusing on increasing our sales in regions such as South America, Southeast Asia, India and the Middle East, which are less developed, have less stability in legal systems and financial markets, and are generally recognized as potentially more corrupt business environments than the United States and therefore, present greater political, economic and operational risks.  We emphasize compliance with the law and have policies in place, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act (UKBA) and all applicable export control laws and regulations of the United States and other countries (the Export Regulations); however, there can be no assurances that our employees will adhere to our code of business conduct, other Company policies, the FCPA, the UKBA or the Export Regulations.  If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions or if we violate any of these laws or regulations, we may be subject to severe criminal or civil sanctions and penalties, including fines, debarment from export privileges and loss of authorizations needed to conduct aspects of our international business.  We could incur significant costs for investigation, litigation, fees, settlements and judgments which, in turn, could negatively affect our business, financial condition and results of operations.

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

Significant stockholders or potential stockholders may attempt to effect changes at the Company or acquire control over the Company, which could adversely affect the Company’s results of operations and financial condition.

Stockholders of the Company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting the Company’s operations and diverting the attention of the Company’s Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect the Company’s results of operation and financial condition.

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

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company owns thirteen production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:  Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Feluy, Belgium; Grays, United Kingdom; Datong, China; Suzhou, China; Tipton, United Kingdom; Fukui, Fukui Prefecture, Japan and Gila Bend, Arizona.  The Company leases two production facilities in Coraopolis, Pennsylvania and one production facility in each of the following locations:  Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; Tianjin, China and North Tonawanda, New York.  The Company owns three warehouses, one of which is in Pittsburgh, Pennsylvania and the other are in La Louviere and Feluy, Belgium.  The Company also leases 49 warehouses, service centers, and sales office facilities.  Of these, twenty-eight are located in the United States, five in each China and Japan, two in Canada and one each in the United Kingdom, Sweden, Germany, Singapore, Taiwan, France, Denmark, Hong Kong and Brazil.  Four of the United States facilities are located in Pittsburgh, Pennsylvania and one each in the following locations:  Downingtown, Pennsylvania; Rutland, Massachusetts; Rockdale, Illinois; Santa Fe Springs, California; Marlton, New Jersey; Stockton, California; Tempe, Arizona; Kenova, West Virginia; Ontario, California; Schenley, Pennsylvania; South Point, Ohio; Muncy, Pennsylvania; Steubenville, Ohio; Ironton, Ohio; Troutdale, Oregon; Port Bienville, Mississippi; Sulphur, Louisiana; Westlake, Ohio, and Wilmington, Delaware as well as two in Houston, Texas and three in Huntington, West Virginia. Two of the China facilities are located in each Shanghai and Tianjin and one in Beijing. The Canadian facilities are located in Markham and St. Catherines, Ontario.  The facility in Denmark is located in Kolding.  The United Kingdom facility is located in Ashton-in-Makerfield.  The Swedish facility is located in Gothenburg. The facility in Germany is located in Beverungen.  The Taiwan facility is located in Taipei.  The facility in France is located in Paris. In Japan, the Company leases five facilities, one each in Tokyo, Osaka, Okayama, Kitakiashu and Chiba.  The Brazilian facility is located in Sao Paulo. The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Co. Ltd., leases one facility in Nakornrachasima, Thailand.

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

The Coraopolis, Pennsylvania Engineered Solutions plants consist of a 44,000 square foot production facility and a 16,691 square foot production facility located near Pittsburgh, Pennsylvania.  The facilities are adjacent properties and the primary focus is the manufacture of UV, Ion Exchange (ISEP®) and Hyde GUARDIAN® equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment.  This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV, ISEP® and Hyde GUARDIAN® systems.  This plant serves the Equipment segment.

In 2009, the Company entered into a lease with the City of North Tonawanda, New York for use of an existing activated carbon reactivation furnace located at the city’s wastewater treatment facility.  This unit was renovated and retrofit for the Company to use for reactivating spent activated carbon from food grade and potable water system customers for the Activated Carbon and Service segment.  While it is ready for use, it is not operational.

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

The Tianjin, China plant is licensed to export activated carbon products.  It occupies approximately eight acres.  This plant finishes, sizes, tests, and packages activated carbon products for the Activated Carbon and Service segment for distribution both inside China and for export.

The Suzhou, China plant occupies approximately 11 acres and is a reactivation facility that serves the Activated Carbon and Service segment.

In October of 2011, the Company purchased a plant in which it will reactivate spent granular activated carbon to serve the Activated Carbon and Service segment in Tipton, Dudley, United Kingdom.  The Company is currently planning for plant renovations and upgrades for reactivating spent granular activated carbon.  The plant is not currently operational.

In October of 2012, the plant located in Datong, China was permanently closed and is under a contract of sale.

The Company is currently constructing a reactivation facility in Gila Bend, Arizona to serve the activated carbon and service segment. The reactivation facility, which is expected to be complete and operational by April 2013, will have an annual reactivation capacity of approximately 25 million pounds and it occupies a 20 acre site.

The Company believes that the plants and leased facilities are adequate and suitable for its current operating needs.

Item 3. Legal Proceedings:

ADA-ES.  On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (MOU) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (PAC) to the electric power industry for the removal of mercury from coal fired power plant flue gas.  The MOU provided for commissions to be paid to ADA-ES in respect of product sales.  The Company terminated the MOU effective as of August 24, 2007 for convenience.  Neither party had entered into sales or supply agreements with prospective customers as of that date.  On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period.  ADA-ES claimed that it is entitled to commissions over the course of the 5 year contract, which the Company denies.  On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007.  The Company was countersued alleging breach of contract.  A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market.  The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages.  On December 21, 2010, the Company reached a settlement agreement with ADA-ES and paid ADA-ES $7.2 million in return for the satisfaction of the verdict.  The Company recognized litigation expense of $6.7 million for the year ended December 31, 2010 related to this matter in the Activated Carbon and Service segment.

For Your Ease Only (“FYEO”).  In 2002, the Company was sued by FYEO.  The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”).  FYEO and the Company were competitors in the sale of jewelry boxes through a common retailer.  In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent.  FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer.  The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office.  That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008.  The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit.  The Patent Trademark Office issued a re-examination certificate on August 25, 2009.  The stay on litigation was lifted.  In addition, in 2007, while litigation between FYEO and Calgon was stayed, FYEO obtained a default judgment against Mark Schneider and Product Concepts Company (which had a prior contractual relationship with the Company in connection with the jewelry box business).  FYEO attempted to collect their default judgment against the Company. Thereafter, FYEO’s claim on the collection of the default judgment went to trial in 2009 and was rejected, in a determination that the Company had no continuing obligation to Schneider or Product Concepts. FYEO appealed that ruling, to the Seventh Circuit Court of Appeals. The Company and FYEO entered into a binding term sheet to settle these cases on December 31, 2010 for $4.3 million.  The Company recognized litigation expense of $3.3 million for the year ended December 31, 2010. These litigation contingencies are recorded in the Consumer segment. Under the terms of the settlement, the Company paid FYEO in January 2011.  The Company has liquidated its existing inventory and exited the anti-tarnish jewelry organizer business as of December 31, 2011 in accordance with the agreement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC.  There were 1,473 registered shareholders at December 31, 2012.

Quarterly Common Stock Price Ranges and Dividends

	2012			2011
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	16.99	14.37	—	15.88	13.45	—
Second	14.95	13.08	—	17.83	15.93	—
Third	15.76	12.70	—	15.63	13.56	—
Fourth	14.45	11.86	—	16.59	13.23	—

The Company did not declare or pay any dividends in 2012 and 2011.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.

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

The graph below compares the yearly change in cumulative total shareholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Composite Index and a Peer Group.  The Company believes that its core business consists of purifying air, water and other products.  As such, the Company uses a comparative peer group benchmark.  The companies included in the group are Clarcor, Inc., Donaldson Co. Inc., Esco Technologies Inc., Flanders Corp., Lydall, Inc., Millipore Corp. (2007-2009), and Pall Corp.

Comparison of Five-Year Cumulative Total Return*

Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Group

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2012	—		$—	—	—
November 1 – November 30, 2012	3,276,002		$15.26	3,276,002	$50,000,000
December 1 – December 31, 2012	312	(2)	$14.11	—	—

(1)   On November 19, 2012, the Company publicly announced that its Board of Directors authorized the accelerated repurchase of up to $100 million of its common stock.  There is no expiration date for this program.

(2)   This represents shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan. Future purchases under this plan will be dependent upon employee elections.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Calgon Carbon Corporation

(Dollars in thousands except per share data)	2012(1)		2011(3)		2010(5)		2009(7)	2008(8)
Income Statement Data:
Net sales	$562,255		$541,472		$482,341		$411,910	$400,270
Net income	$23,272		$39,224		$34,850		$39,159	$28,840
Net income per common share, basic	$0.41		$0.70		$0.62		$0.72	$0.65
Net income per common share, diluted	$0.41		$0.69		$0.61		$0.69	$0.54
Cash dividends declared per common share	$—		$—		$—		$—	$—

Balance Sheet Data (at year end):
Total assets	$577,769		$552,990		$501,563		$425,718	$387,262
Long-term debt	$44,408	(2)	$1,103	(4)	$3,721	(6)	$—	$—	(9)

(1)         Includes $10.2 million of restructuring charges and $1.7 million of multi-employer pension charges (Refer to Notes 2 and 13 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).  Also includes a $1.7 million charge related to an agreement with the Company’s former Chief Executive Officer.

(2)         Excludes $19.6 million of debt which is classified as current.  Refer to Note 8 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(3)         Includes a full year of the Calgon Carbon Japan acquisition which was not reported on a consolidated basis until March 31, 2010 and $3.3 million of net earnings related to a reversal of net uncertain tax positions.  Refer to Notes 3 and 14 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.  Also includes a $2.2 million, pre-tax, employee separation charge.

(4)         Excludes $26.3 million of debt which is classified as current.  Refer to Note 8 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(5)         Includes the impact of 2010 acquisitions including a $2.7 million gain on acquisition as well as, $3.4 million of net earnings related to a reduction in valuation allowance associated with foreign tax credits and $12.0 million for litigation and other contingency charges.  Refer to Notes 3, 14, and 18 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(6)         Excludes $24.6 million of debt which is classified as current.

(7)         Includes a $0.9 million, pre-tax, loss on debt extinguishment and $4.8 million of net earnings related to a reduction of the valuation allowance associated with foreign tax credits.

(8)         Includes the gain on AST Settlement of $9.3 million, pre-tax and a loss on debt extinguishment of $8.9 million, pre-tax.

(9)         Excludes $7.9 million of debt which is classified as current.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company reported net income of $23.3 million or $0.41 per diluted share for 2012, as compared to net income of $39.2 million or $0.69 per diluted share for 2011.   Sales increased for the sixth consecutive year resulting in a $20.8 million or 3.8% increase for 2012.  Foreign currency translation had a $7.5 million negative effect on sales.

The Company encountered a challenging business environment in 2012.  In response, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations that had negatively impacted the Company.   As a part of this strategy, the Company began the process of consolidating operations at certain locations, permanently closed one of its manufacturing facilities, evaluating non-core businesses for potential divestiture, and reduced headcount.

Results of Operations

2012 Versus 2011

Consolidated net sales increased $20.8 million or 3.8% in 2012 as compared to 2011.  The total negative impact of foreign currency translation on consolidated net sales was $7.5 million.

Net sales for the Activated Carbon and Service segment decreased $0.7 million or 0.2% from 2011.  Sales growth in Europe of $7.0 million, primarily in the Potable Water market, was offset by a $7.4 million negative impact of foreign currency translation.  Net sales in the Equipment segment increased $19.8 million or 42.7% from 2011.  The increase was primarily due to higher revenue recognized for ultraviolet light (UV) systems, principally ballast water treatment, which increased 71%.  Foreign currency translation effects in the Equipment segment were not significant.  Net sales in the Consumer segment increased $1.7 million or 19.7% from 2011.  The increase was primarily due to higher demand for activated carbon cloth.  Foreign currency translation had a negative impact of $0.1 million for the Consumer segment.

Net sales less cost of products sold (excluding depreciation), as a percent of net sales, was 30.2% in 2012 compared to 32.7% in 2011.  The 2.5 percentage point decrease was primarily in the Activated Carbon and Service segment.  This decline was due to $3.4 million of higher plant maintenance costs primarily as a result of one additional planned major maintenance activity in 2012 as well as significant maintenance costs at the Company’s Pearl River facility related to delays in a capital project, maintenance issues, and the impact of Hurricane Isaac.  Also contributing to the decline were higher coal and coal-related costs of approximately $3.6 million.  Of this amount, coal price increases were $1.5 million and coal related manufacturing issues resulting from the utilization of new and different coal types resulted in increased costs of $2.1 million.  In addition, the Company’s labor costs also increased by approximately $4.0 million.   Both the Equipment and Consumer segments were comparable to 2011.  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased by $2.0 million or 8.1% in 2012 as compared to 2011.  The increase is primarily related to increased depreciation related to the Company’s reactivation facility in Suzhou, China of $0.8 million that was placed into service during 2012.  Also contributing to the increase was increased depreciation of $1.0 million related to capital improvements at the Company’s Feluy, Belgium and Catlettsburg, Kentucky facilities that were placed into service in 2011 and 2012.

Selling, general and administrative expenses decreased by $2.6 million or 2.9% in 2012 as compared to 2011.  The decrease was principally due to a decline in legal expense of $2.1 million as a result of fewer legal matters in 2012 and the positive impact of foreign exchange of $1.0 million.  Partially offsetting this decrease was a $1.7 million multi-employer pension plan charge (Refer to additional discussion in Note 13 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  The 2011 period included $1.0 million of costs related to the Company’s former PreZerve product line.  On a segment basis, selling, general and administrative expenses for both the Activated Carbon and Service and Equipment segments were comparable versus 2011. Selling, general and administrative expenses declined approximately $1.0 million for the Consumer segment due to the above mentioned costs related to the former PreZerve product line.

Research and development expenses were comparable in 2012 versus 2011.

The Company recorded $10.2 million of restructuring charges in 2012 which primarily consist of $5.8 million of termination benefits related to a reduction in headcount and a $3.6 million impairment charge for the permanent closure of the Company’s Datong, China activated carbon production facility (Refer to additional discussion in Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  These restructuring charges are within the Activated Carbon and Service segment.

Litigation and other contingencies were comparable in 2012 versus 2011.

Other expense — net increased $1.2 million or 89.5% in 2012 as compared to 2011.  The increase is primarily as a result of $0.4 million of foreign exchange losses due to unhedged positions.  In addition, the 2011 period included $0.4 million of additional license income in the Company’s Equipment Segment.

The provision for income taxes for 2012 was $14.1 million as compared to $17.2 million in 2011.  The effective tax rate for the year ended December 31, 2012 was 37.7% compared to 30.4% for the year ended December 31, 2011.  The 2012 tax rate increased over the 2011 effective tax rate primarily due to the valuation allowance recorded in 2012 and the uncertain tax position reversal that occurred in 2011.  The Company will permanently close its Datong, China facility.  The Company has net operating losses and other deferred tax assets related to the Datong facility which it may no longer realize.  Therefore, the Company recorded a valuation allowance against these deferred tax assets which increased the 2012 tax rate approximately 1.5% over the 2011 tax rate.    Additionally, the Company’s 2011 tax rate was reduced from the U.S. statutory rate by 5.8% related primarily to the expiration of the statute of limitations on uncertain tax positions.

2011 Versus 2010

Consolidated net sales increased $59.1 million or 12.3% in 2011 as compared to 2010.  The total positive impact of foreign currency translation on consolidated net sales was $13.9 million.

Net sales for the Activated Carbon and Service segment increased $58.8 million or 13.7% from 2010.  Calgon Carbon Japan (CCJ) sales, which were not reported on a consolidated basis until March 31, 2010, accounted for approximately $24.3 million or 41% of the increase from 2010.  In addition to the aforementioned $17.9 million impact which resulted from the additional three months of sales, approximately $6.4 million of the increase related to volume and price increases for the last nine months of 2011.  Foreign currency translation had a positive impact of $13.6 million.  Higher pricing primarily in the Company’s Environmental Water Treatment, Environmental Air Treatment, Industrial Process, and Potable markets of $6.0 million, $5.4 million, $4.4 million, and $2.3 million, respectively, contributed to the remaining year over year increase.  Sales in the Equipment segment increased approximately $0.2 million or 0.5% from 2010.  The increase was due to higher revenue recognized for ultraviolet light (UV) systems, including ballast water treatment, which increased 57%.  Partially offsetting this increase was a decline in demand for the Company’s traditional carbon adsorption equipment.  Foreign currency translation was comparable versus 2010.  Sales for the Consumer segment increased by $0.1 million or 1.3% from 2010 which was primarily due to the positive impact of foreign currency translation of $0.3 million which was partially offset by the decline in sales related to the exit of the former PreZerve product line.

Net sales less cost of products sold (excluding depreciation), as a percent of net sales, was 32.7% in 2011 compared to 34.3% in 2010.  The 1.6 percentage point decrease was primarily as a result of higher sales of lower margin outsourced carbon products in the Activated Carbon and Service segment that occurred throughout the year.  In addition, the impact of the Company’s coal cost increases contributed to 1.2 percent of the decline.  Also contributing to the decline were the unexpected equipment failures that occurred during the start-up of the Company’s new reactivation facilities in Belgium and China during the fourth quarter of 2011 resulting in a 0.3 percentage point decline. The impact of these items more than offset the aforementioned price increases.  Both the Equipment and Consumer segments were comparable to 2010.  The Company’s cost of products sold excludes depreciation; therefore, it may not be comparable to that of other companies.

Depreciation and amortization increased by $2.3 million or 10.2% in 2011 as compared to 2010.  The increase is primarily related to increased depreciation related to the significant capital improvements at the Company’s Catlettsburg, Kentucky and Feluy, Belgium facilities that were placed into service during 2011 and 2010.

Selling, general and administrative expenses increased by $10.4 million or 13.4% in 2011 as compared to 2010.  The increase was principally due to increased employee related costs of $6.0 million which includes a $2.2 million separation charge as a result of management changes in the Company’s Europe and Asia regions.  The Company continued to execute its growth initiatives during 2011 which included the addition of personnel whose costs totaled $1.8 million in the Equipment segment for its UV and Hyde Marine operations.  Foreign exchange also had a $1.0 million unfavorable impact on the year.  On a segment basis, selling, general and administrative expenses increased in 2011 by approximately $5.9 million in the Activated Carbon and Service segment and $2.9 million for the Equipment segment which were both primarily related to the above-mentioned increase in employee related costs.  Selling, general and administrative expenses for the Consumer segment were comparable versus 2010.

Research and development expenses increased by $0.4 million or 5.5% in 2011 as compared to 2010.  The increase was primarily due to an increase in advanced product testing costs related to mercury removal from flue gas.

Litigation and other contingencies of $(0.3) million in 2011 includes a $1.3 million reduction in the estimate to complete a remediation project at the Company’s Columbus, Ohio production facility partially offset by environmental remediation expense of $0.6 million related to the Catlettsburg, Kentucky facility and $0.3 million related to a legal charge in the Company’s Consumer segment.   The $12.0 million charge from litigation and other contingencies in 2010 includes $6.7 million and $3.3 million related to legal settlements with ADA-ES and FYEO, respectively, as well as environmental contingencies of $2.0 million (Refer to additional discussion in Note 18 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).

Interest income and expense were comparable in 2011 versus 2010.

As a result of the acquisition of Hyde Marine and CCJ, which are more fully described within Note 3 to the consolidated financial statements included in Item 8, the Company recorded a gain of $2.7 million in 2010.

Other expense — net was comparable in 2011 versus 2010.

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

Equity in income from equity investments for 2010 was $0.1 million and related to the former joint venture of Calgon Mitsubishi Chemical Corporation (CMCC) (Refer to Note 3 to the consolidated financial statements included in Item 8).

Working Capital and Liquidity

Cash flows provided by operating activities were $72.7 million for the year ended December 31, 2012 as compared to $53.0 million for the year ended December 31, 2011. The $19.7 million increase was due to favorable working capital changes which were primarily related to inventory.  Cash flows provided by operating activities were $53.0 million for the year ended December 31, 2011 as compared to $33.8 million for the year ended December 31, 2010. The $19.2 million increase was principally due to additional net income and lower pension contributions of $6.2 million.

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%.  Total availability under the Credit Facility at December 31, 2012 and December 31, 2011 was $78.6 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of December 31, 2012 ranged from 1.25% to 1.50%.

Total outstanding borrowings under the Credit Facility were $44.3 million as of December 31, 2012 and are shown as long-term debt within the consolidated balance sheet.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.  There were no outstanding borrowings under the Credit Facility at December 31, 2011.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio, maximum leverage ratio, and minimum net worth, as defined within the Credit Facility. The Credit Facility also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Loans and Credit Facility

CCJ maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen.  The total borrowings outstanding as of December 31, 2012 of 82.0 million Japanese Yen or $1.0 million are recorded as short-term debt within the consolidated balance sheet.  At December 31, 2011, 260.0 million Japanese Yen or $3.3 million was recorded as current portion of long-term debt and 62.0 million Japanese Yen or $0.8 million was recorded as long-term debt within the consolidated balance sheet.  The Japanese Working Capital Loan provides for borrowings up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at December 31, 2012.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 1.6 billion Japanese Yen or $18.6 million and 1.8 billion Japanese Yen or $22.9 million at December 31, 2012 and 2011, respectively, and are shown as short-term debt within the consolidated balance sheet.

Accelerated Share Repurchase

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, the Company paid a purchase price of $50 million and received 3,276,002 shares in connection with the inception of the Program. The actual number of shares that the Company will repurchase under the Program will be determined based on a discount to the arithmetic mean of the volume-weighted average prices of the Company’s common stock for each observation date over the course of applicable calculation periods. The calculation period is expected to end no later than the end of September 2013. If the actual number of shares to be repurchased exceeds the number of shares previously delivered, the Company will receive a number of additional shares equal to such excess following the conclusion of the calculation period.  If the actual number of shares to be repurchased is less than the number of shares previously delivered, the Company will deliver shares equal to such excess following the conclusion of the calculation period.  The Company also retains the right to settle any such deficit in cash.   The Company’s outstanding common shares used to calculate earnings per share will be reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. The Company is also constructing a new reactivation facility to serve the City of Phoenix in Maricopa County, Arizona as part of a ten year service agreement.  Construction is expected to be completed in the first quarter of 2013 and the total cost is currently estimated to be approximately $25.0 million of which $13.4 million has already been incurred as of December 31, 2012.  At December 31, 2012, the weighted average effective interest rate applicable to the Company’s borrowings was 1.48%. The Company’s long-term borrowings totaled $44.4 million at December 31, 2012. In accordance with its funding policy, the Company is also required to make minimum funding contributions to its pension plans which are estimated at $3.4 million for the year ended December 31, 2013. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2012.

	Due In
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Short-term debt	$19,565	$—	$—	$—	$—	$—	$19,565
Long-term debt	—	—	—	44,250	—	158	44,408
Interest	1,185	1,112	1,112	980	8	2	4,399
Operating leases	7,364	5,928	3,876	2,484	2,038	3,699	25,389
Unconditional purchase obligations*	27,310	13,296	3,972	1,575	—	—	46,153
Total contractual cash obligations	$55,424	$20,336	$8,960	$49,289	$2,046	$3,859	$139,914

*Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $5.0 million, pertaining to the tax liability related to the accounting for uncertainty in income taxes, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any special-purpose entities.

The Company maintains qualified defined benefit pension plans (the “Qualified Plans”), which cover substantially all non-union and certain union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $6.8 million (including a $1.4 million pension settlement charge and a $1.7 million multi-employer plan charge) and $2.0 million for the years ended December 31, 2012 and 2011, respectively. The Company expects its 2013 pension expense to be $3.7 million.

The fair value of the Company’s Qualified Plan assets has increased from $107.4 million at December 31, 2011 to $116.4 million at December 31, 2012. The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to defined benefit pension plans which began in 2008. During the year ended December 31, 2012, the Company funded its Qualified Plans with $3.9 million in contributions. The Company expects that it will be required, in accordance with its funding policy, to fund the Qualified Plans with approximately $3.4 million in contributions for the year ending December 31, 2013. The Company may make additional contributions to its Qualified Plans in 2013 beyond the required funding. Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.

The Company did not declare or pay any dividends in 2012.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, capital investment plans to pursue long-term growth opportunities, and share repurchases, if any.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements except for the operating leases and unconditional purchase obligations disclosed above.

Capital Expenditures and Investments

Capital expenditures were $60.7 million in 2012, $72.1 million in 2011, and $47.2 million in 2010. Expenditures for 2012 included $50.5 million for improvements to manufacturing facilities including approximately $13.4 million related to the construction of the Gila Bend, Arizona facility and $13.4 million related to the capacity expansion at the Pearlington, Mississippi facility.  Expenditures for 2011 included $61.0 million for improvements to manufacturing facilities including approximately $22.8 million related to the capacity expansion at the Feluy, Belgium facility and $10.2 million related to the construction of the Suzhou, China facility.  Expenditures for 2010 included $36.3 million for improvements to manufacturing facilities including approximately $15.2 million related to the capacity expansion at the Feluy, Belgium facility. Capital expenditures for 2013 are projected to be approximately $40.0 to $45.0 million including approximately $11.6 million to complete construction of the Gila Bend facility. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Proceeds for sales of property, plant and equipment were not significant in 2012 or 2011.

In 2012, the Company received $0.9 million of proceeds related to government grants in both the U.S. and Europe.  In 2011, the Company received a one-time government grant of approximately $2.2 million related to the construction of its Suzhou, China reactivation facility. (Refer to Note 22 to the consolidated financial statements included in Item 8 of this Annual Report).

Cash and cash equivalents include $16.0 million and $6.8 million held by the Company’s foreign subsidiaries at December 31, 2012 and 2011, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding. The Company currently expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months. The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s Revolving Credit Facility, Japanese Working Capital Loan, or other credit facilities. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows, cash on hand, and borrowings will adequately support each of the segments cash needs.

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

The Company is both a domestic producer, exporter from China (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.), and a U.S. importer of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

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

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors as published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate.  The Company has received the $1.6 million as of December 31, 2012.

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

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31,

2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, Commerce calculated antidumping margins for the mandatory respondents it examined ranging from $0.44/kg. (Jacobi Carbons AB and its affiliates) to $2.11/kg. (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an antidumping margin of $1.04/kg. for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 antidumping margin for Datong Juqiang Activated Carbon Co., Ltd.   The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data started in 2012 and will continue in the first quarter of 2013.  The Commerce Department’s preliminary results in POR V likely will be announced in May 2013, with the final results likely to follow in late October or November 2013.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  Affirmative determinations by both agencies are necessary to continue the order.  The Company, and two other U. S. producers of activated carbon, participated in this review to support continuation of the anti-dumping order for an additional five years.  The Company believes that the continuation of the anti-dumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

On June 4, 2012 the ITC voted unanimously to conduct a full review of the anti-dumping order.  As a result, the agency utilized a process similar to its original injury investigation, where the agency distributed detailed questionnaires to gather information for its investigation from domestic producers, foreign producers, U.S. importers, and purchasers, and conducted a hearing on December 18, 2012.  The Company and the two other U.S. producers of activated carbon, as well as a U.S. importer of activated carbon, participated in the hearing.  Based on the information gathered by the agency during its review, the ITC reached an affirmative determination on February 8, 2013.  The ITC voted unanimously in favor of this determination.  As a result, the antidumping order will be continued for an additional five years.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of

POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions.  There were no amounts received by the Company during the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal.  All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, the Company expects to receive 59.57% of the final anti-dumping tariffs collected on its entries returned to the Company as CDSOA distributions.  The Company received $1.8 million in December 2012 related to the CDSOA distributions of which $1.5 million was reflected within the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012.

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

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.  The fair value of the Company’s reporting units substantially exceeds the carrying value of its goodwill.

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

Pensions

The Company maintains Qualified Plans which cover certain union and non-union employees in the United States and Europe. Pension expense, which totaled $6.8 million in 2012 (including a $1.4 million U.S. pension settlement charge and a $1.7 million multi-employer pension charge) and $2.0 million in 2011, is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Company’s Qualified Plans’ assets, which range from 4.92% to 7.75%. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. The Company also considered historical returns on asset classes, investment mix, and investment manager performance. The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of 65.0% with equity managers, 33.0% with fixed-income managers, and 2.0% with other investments. The European Qualified Plans’ assets are based on an asset allocation assumption of 24.0% with equity managers, 61.0% with fixed-income managers, and 15.0% with other investments. The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

The discount rate that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from a range of 4.67% to 5.00% at December 31, 2011 to a range of 3.92% to 3.95% at December 31, 2012. The Company estimates that its pension expense for the Qualified Plans will approximate $3.7 million in 2013. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

A sensitivity analysis of the projected incremental effect of a hypothetical one percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Dollars in thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities at December 31, 2012	$16,073	$(13,969)	$7,609	$(5,927)
Pension costs for the year ended December 31, 2012	$933	$(1,190)	$120	$(28)
Indexation(1)
Pension liabilities at December 31, 2012	$—	$—	$(828)	$916
Pension costs for the year ended December 31, 2012	$—	$—	$(51)	$63
Expected return on plan assets
Pension costs for the year ended December 31, 2012	$796	$(797)	$251	$(250)
Compensation
Pension liabilities at December 31, 2012	$(968)	$968	$(975)	$713
Pension costs for the year ended December 31, 2012	$(204)	$204	$(55)	$75

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

Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, or a lapse of a tax statute.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company is subject to varying statutory tax rates in the countries where it conducts business.  Fluctuations in the mix of the Company’s income between countries result in changes to the Company’s overall effective tax rate.

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits.  As of December 31, 2012, the Company had recorded total deferred tax assets of $39.6 million, of which $5.3 million represents tax benefits resulting from unused foreign tax credits as well as net operating losses and state tax credits.  Approximately $1.1 million of the $1.9 million of operating loss carryovers will expire in 2015 and 2017.  State operating loss carryforwards of $1.2 million, net, expire from 2014 to 2030 of which approximately 84% will not expire before 2020.

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not.  Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate.  At December 31, 2012, the valuation allowance of approximately $1.1 million related primarily to a foreign subsidiary’s net operating loss carryover.

Approximately 90% of the Company’s deferred tax assets, or $35.5 million, represent temporary differences associated with pensions, accruals, and inventories.  Approximately 78% of the Company’s deferred tax liabilities of $31.1 million at December 31, 2012 relate to property, plant and equipment.  These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting.  The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

Litigation

The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  Legal fees associated with defending these various lawsuits and claims are expensed when incurred.  The Company will continue to evaluate all legal matters as additional information becomes available.  Reference is made to Note 18 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for a discussion of litigation and contingencies.

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of ASC 360 “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment of long-lived assets, and for disposal of long-lived assets.  For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated.  The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort.  Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets or Liabilities,” or ASU No. 2013-01. ASU 2013-01 clarifies the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information for these instruments. Both ASU 2013-01 and ASU 2011-11 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Outlook

Activated Carbon and Service

The Company believes that the activated carbon and service sales volume from 2013 will increase over 2012.  Sales volume growth is expected to come from several sources including the ongoing impacts of environmental regulations as discussed below.  Expected volume growth will be met by the virgin carbon expansion recently completed at our Pearl

River facility; increased utilization of reactivation capacity in all three regions; and, outsourced carbons.  Impediments to growth could include an economic slowdown in any or all the regions served as well as any impacts from delays in environmental regulations further discussed below.   The Company’s sale of mercury removal carbons may also decline due to the expiration of contracts that existed in 2012 as well as U.S. electric utilities expanded usage of natural gas for electric generation.  However, the Company recently announced a significant, long-term contract for mercury removal with an estimated value of $16.0 million to $22.0 million.

The Company also believes the price for activated carbon will increase in the Americas in 2013 compared to 2012 due to fair pricing brought about by a tariff increase on Chinese thermally activated carbon announced in November 2012.  The new tariff rates, effective upon announcement, increase the average tariff rate from approximately 13 cents to 47 cents per pound.   The Company announced a price increase in February 2013.  Because of existing contracts, outstanding bids and other factors, it typically takes approximately 12 months for the full effect of a price increase to be realized.

Raw material costs for production in 2013 are expected to be approximately equivalent to 2012’s costs on a per unit basis.   The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.   The Company expects its total cost of coal to increase in 2013 given expectations for increased production at our U.S. virgin activated carbon plants due to the 2012 Pearl River plant expansion as well as fewer total scheduled maintenance outages.   The Company’s 2012 cost per ton of coal used in production increased 5.0% versus 2011.   As of January 31, 2013, the Company has approximately 45% of its 2013 full year anticipated coal requirements under contract.

The Company continues to make research and development expenditures related to its advanced products aimed at significantly reducing the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas as compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to owners of coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The MATS regulation was published in the Federal Register on February 16, 2012.  Compliance with MATS will generally be required three years from this publication date.  Exceptions for newly installed equipment and/or “reliability critical paths” can delay implementation for applicable power plants up to an additional two years.  There have already been numerous legal challenges to MATS that must be resolved and, the EPA has issued an administrative stay on provisions of the rule that affect new power plants.   The EPA is to expedite this re-examination and expects it to be completed by March 2013.  The Company cannot predict when the other MATS legal challenges will be resolved.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.  The Company suspects that these regulations could continue to be challenged and that compliance implementation for MATS or these other mercury removal regulations may be delayed.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company currently estimates that the current annual demand for mercury removal in North America is 150 to 200 million pounds and may grow to as much as 380 to 765 million pounds by 2015.   However, today the North American activated carbon supply capacity for this market is greater than current demand.  As a result, recent pricing in this market has deteriorated.  The Company expects this trend to continue in the near future until compliance with MATS draws nearer.  Many of the Company’s multi-year contracts, as well as those of its competitors have expired or are near their scheduled expiration and are expected to be re-bid.  The Company believes its advanced products for mercury which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

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

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants by 2015.  The plans, as announced, stipulated levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted over the next few years to establish removal requirements.

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

During the second quarter of 2011, the city of Phoenix, Arizona, and surrounding communities selected the Company to reactivate for a ten-year period approximately 15- to- 20 million pounds of spent activated carbon, used to prevent the formation of DBPs.   The contract with Phoenix includes the construction of a reactivation facility in Gila Bend, Arizona.  The reactivation facility, which will be owned and operated by the Company, is expected to serve as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project.  During the second quarter of 2012, the Company entered into a ten-year reactivation contract with one of these cities (Scottsdale).  During the construction of the facility, the Company is utilizing its existing reactivation capacity to meet Phoenix’s and Scottsdale’s requirements.  Reactivation services for Phoenix began during the second quarter of 2012.  The Company is in final discussions with the city of Glendale to provide reactivation services under a long-term contract.   In the meantime, we are reactivating the city’s spent carbon under terms of an interim agreement.

In Europe, the Company is in final discussions with a large water provider in the UK for a multi-year contract similar to its contract with the city of Phoenix.  If successful, the Company could supply virgin carbon and reactivation services for up to a ten year period and would plan to restart and upgrade our recently acquired Tipton plant in the UK.   The planned upgrades are estimated to require $10 million of capital expenditures and would be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, may begin undergoing equipment modifications and a significant capacity expansion during 2013.  The equipment modifications and capacity expansion require permitting approval.  The Company has requested such approval and expects a ruling during the second quarter of 2013.  If modifications to the plant begin by mid-2013, it could return to operation by January 2014 with the additional capacity and planned upgrades completed in early 2015.

China also announced that it will commit billions of dollars to water and wastewater improvements by 2015.

Driven by these market forces, the Company’s 2011 and 2012 capital expenditures totaled $72.1 million and $60.7 million, respectively.  The 2012 expenditures included an expansion of its Pearl River, Mississippi virgin activated carbon manufacturing facility as well as construction of the Phoenix reactivation facility.  In 2011, the Company’s expenditures included reactivation capacity expansions of its Feluy, Belgium, site as well as a new reactivation facility in Suzhou, China and in North Tonawanda, New York.  In total, these sites will eventually increase the Company’s service business capacity by 59 million pounds annually.  The expansion in Belgium was initially brought on-line in the 2011, but because of equipment failures and related start-up issues, the Company only began to benefit from the availability of the site’s expanded capabilities in the first quarter of 2012.  The China service facility also experienced an issue with the furnace’s refractory that delayed the start-up of this facility until the third quarter of 2012.  Ongoing customer permit issues related to the handling and transportation of spent carbons to the Company’s reactivation facility have also significantly contributed to delays at Suzhou.  These issues are being successfully resolved but have delayed our expected benefits from this new facility.  Based on current demand projections, the site at North Tonawanda, New York is not expected to begin operating before the fourth quarter of 2013.

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

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.   As a part of this strategy, the Company will consolidate operations at certain locations, permanently close its Datong, China manufacturing facility, temporarily idle in early to mid 2013 reactivation facilities in Pittsburgh, Pennsylvania and Blue Lake, California, evaluate non-core businesses for potential divestiture, and reduce headcount.  The Company recorded $10.2 million of restructuring charges during the second half of 2012 which are all within the Activated Carbon and Service segment (Refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  Additional restructuring charges are expected to be incurred in 2013.  These charges are expected to be significantly less than those incurred in 2012.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that U.S. demand for its ultraviolet light (UV) systems will continue, as certain municipalities must meet the 2013 deadline for the first phase of EPA regulations to treat for Cryptosporidium in drinking water.  The Company estimates the total global market for this application to be $250 million through 2015.  Worldwide firm bid opportunities for UV systems for the municipal market were somewhat slow in 2012.  However, the Company was recently selected by the Los Angeles Department of Water and Power to provide a $12.4 million Sentinel® system for disinfection of drinking water, confirming that UV remains the technology of choice for controlling Cryptosporidium and Giardia under the LT2 regulations.

The Company also believes that demand for its ballast water treatment systems will continue to grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium sized ships after their first dry-dock after January 1, 2014; and, on small and large ships after their first dry-dock after January 1, 2016.   The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working together in an effort to clarify the criteria in the Coast Guard Rule.

During the third quarter of 2012, the Coast Guard approved the first Independent Laboratory to work with manufacturers in the Type Approval process for ballast water treatment systems.   The lab is scheduled to begin testing in

the third quarter of 2013.   In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternative Management System (AMS) by the Coast Guard.   To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company has applied for AMS status for its Hyde GUARDIAN® ballast water treatment system and has been notified that the application is now being reviewed by the final reviewing department.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.   The BWMC has now been signed by 36 countries representing 29.07% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will exceed $15 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  This strategic acquisition of Hyde Marine has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds.   During 2012, the number of new ship builds has been dramatically lower than prior years resulting in a decline in Hyde GUARDIAN® orders.   During 2012, the Company sold 68 ballast water treatment systems.  During 2011, the Company sold 82 ballast water treatment systems.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold 214 systems valued at $54.7 million.

Backlog for the Equipment segment as of January 31, 2013, was $33.3 million while backlog at December 31, 2011 was $39.8 million.  The decrease in backlog from year-end 2011 is primarily due to the temporary decline in Hyde Marine’s backlog as new ship builds during 2012 are estimated to have been one-third of the historical levels.

Consumer

Sales of carbon cloth increased $1.7 million in during 2012 as compared to 2011.  The Company believes that the slowing economy contributed to decreased demand for its Consumer products in 2011.  In addition, in 2011, the Company was awarded a one year, renewable contract valued at approximately $1.5 million, to supply activated carbon cloth for military uniforms to a European country.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk

In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products.  Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly.  Based on the estimated 2013 usage and price of coal and natural gas not under contract as of January 1, 2013, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in the pre-tax loss (or gain) of $1.8 million and $0.5 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices.  The future commitments under these long-term contracts, which provide economic hedges, are disclosed within Note 10 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  The value of the cash-flow hedges for natural gas is disclosed in Note 17 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.

Interest Rate Risk

The Company’s net exposure to interest rate risk consists primarily of borrowings under its U.S. and Japanese borrowing arrangements described within Note 8 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  The Company’s U.S. Credit Facility bears interest at rates that are based off of the prime rate, LIBOR, or

Fed Funds rate, plus a margin rate based on the Company’s leverage ratio.  At December 31, 2012, the Company had $44.3 million of borrowings under the U.S. Credit Facility agreement. The Company’s Japanese Credit Facility and Japanese loan agreements bear interest at rates that are benchmarked to Japan short-term floating rate interest rates or a three-month TIBOR rate plus 0.675%. At December 31, 2012, the Company had $19.6 million of borrowings under the various Japanese credit agreements.  The impact on the Company’s annual net income of a hypothetical one percentage point interest rate change on the average outstanding balances under its credit agreements would not result in a material change to interest expense based upon fiscal 2012 average borrowings.

Foreign Currency Exchange Risk

The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars.  The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures.  A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Chinese Yuan, Japanese Yen, Singapore Dollar, Danish Krone, Swedish Krona, and Euro at December 31, 2012 would result in a pre-tax loss (or gain) of approximately $1.6 million.  The foreign currency forward exchange contracts purchased during 2012 have been accounted for according to Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of the Company’s financial statements, as well as reasonable assurance with respect to safeguarding the Company’s assets from unauthorized use or disposition.  However, no matter how well designed and operated, an internal control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness.  Based on this evaluation, management believes that, as of December 31, 2012, the Company’s internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements.  Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears on the next page.

Changes in Internal Control

In the fourth quarter of 2012, there have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 27, 2013

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 27, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2012	2011	2010

Net sales	$562,255	$541,472	$478,899
Net sales to related parties	—	—	3,442
Total	562,255	541,472	482,341
Cost of products sold (excluding depreciation)	392,382	364,384	316,884
Depreciation and amortization	26,320	24,337	22,082
Selling, general and administrative expenses	85,345	87,926	77,557
Research and development expenses	8,025	7,930	7,514
Restructuring charges (Note 2)	10,211	—	—
Litigation and other contingencies (Note 18)	111	(337)	12,000
	522,394	484,240	436,037

Income from operations	39,861	57,232	46,304

Interest income	35	467	352
Interest expense	(80)	—	(29)
Gain on acquisitions (Note 3)	—	—	2,666
Other expense — net	(2,480)	(1,309)	(1,395)
Income before income tax provision and equity in income of equity investments	37,336	56,390	47,898
Income tax provision (Note 14)	14,064	17,166	13,160
Income before equity in income of equity investments	23,272	39,224	34,738
Equity in income of equity investments, net	—	—	112
Net income	23,272	39,224	34,850

Other comprehensive loss, net of tax (Note 15)
Foreign currency translation	1,197	(1,123)	(3,594)
Derivatives	854	756	573
Employee benefit plans	(5,061)	(9,076)	(47)
Comprehensive income	$20,262	$29,781	$31,782

Basic net income per common share	$0.41	$0.70	$0.62
Diluted net income per common share	$0.41	$0.69	$0.61

Weighted average shares outstanding, in thousands
Basic	56,305	56,243	55,867
Diluted	56,836	56,994	56,742

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands except per share data)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$18,161	$13,574
Restricted cash	—	1,152
Receivables, net of allowance for losses of $1,362 and $1,200	101,918	102,540
Revenue recognized in excess of billings on uncompleted contracts	14,680	9,911
Inventories	107,166	118,348
Deferred income taxes — current	17,317	19,190
Other current assets	13,964	13,226
Total current assets	273,206	277,941
Property, plant and equipment, net	262,993	234,549
Intangibles, net	7,388	7,579
Goodwill	27,030	26,839
Deferred income taxes — long-term	3,558	2,805
Other assets	3,594	3,277
Total assets	$577,769	$552,990

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$76,214	$72,437
Restructuring reserve	3,226	—
Billings in excess of revenue recognized on uncompleted contracts	3,865	4,183
Payroll and benefits payable	10,114	12,178
Accrued income taxes	2,666	923
Short-term debt	19,565	22,894
Current portion of long-term debt	—	3,372
Total current liabilities	115,650	115,987
Long-term debt	44,408	1,103
Deferred income taxes — long-term	12,379	14,771
Accrued pension and other liabilities	54,035	44,012
Total liabilities	226,472	175,873
Commitments and contingencies (Notes 10 and 18)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 56,450,632 and 59,381,636 shares issued	564	594
Additional paid-in capital	168,599	174,074
Retained earnings	270,511	247,239
Accumulated other comprehensive loss	(16,527)	(13,517)
	423,147	408,390
Treasury stock, at cost, 6,415,176 and 3,100,419 shares	(71,850)	(31,273)
Total shareholders’ equity	351,297	377,117
Total liabilities and shareholders’ equity	$577,769	$552,990

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010

Cash flows from operating activities
Net income	$23,272	$39,224	$34,850
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions (Note 3)	—	—	(2,666)
Depreciation and amortization	26,320	24,337	22,082
Equity in income from equity investments	—	—	(112)
Employee benefit plan provisions	5,431	2,026	2,789
Stock-based compensation	2,434	2,577	2,463
Excess tax benefit from stock-based compensation	—	143	(553)
Deferred income tax expense	443	13,354	4,823
Restructuring charges (Note 2)	10,211	—	—
Restructuring cash payments (Note 2)	(1,616)	—	—
Changes in assets and liabilities — net of effects from foreign exchange:
Increase in receivables	(828)	(6,371)	(9,548)
Decrease (increase) in inventories	10,320	(15,041)	(3,163)
Increase in revenue in excess of billings on uncompleted contracts and other current assets	(5,715)	(2,296)	(6,936)
Increase in accounts payable and accrued liabilities	4,201	7,680	2,877
Pension contributions	(3,913)	(8,087)	(14,302)
Other items — net	2,117	(4,526)	1,208
Net cash provided by operating activities	72,677	53,020	33,812

Cash flows from investing activities
Purchase of businesses — net of cash (Note 3)	—	—	(2,103)
Capital expenditures	(60,680)	(72,101)	(47,190)
Disposals of property, plant and equipment	—	—	478
Government grants received	947	2,189	—
Cash pledged for collateral	—	(21)	(910)
Cash released from collateral	1,152	—	5,293
Net cash used in investing activities	(58,581)	(69,933)	(44,432)

Cash flows from financing activities
Japanese Revolving credit facility borrowings — short-term (Note 8)	10,546	179,550	58,313
Japanese Revolving credit facility repayments — short-term (Note 8)	(12,792)	(178,874)	(53,251)
U.S. Revolving credit facility borrowings — long-term (Note 8)	125,550	—	—
U.S. Revolving credit facility repayments — long-term (Note 8)	(81,300)	—	—
Proceeds of debt obligations	—	373	—
Reductions of debt obligations	(3,202)	(3,034)	(1,982)
Treasury stock purchased	(577)	(422)	(956)
Common stock issued	1,601	2,074	2,035
Accelerated share repurchase stock (Note 11)	(50,000)	—	—
Excess tax benefit from stock-based compensation	—	(143)	553
Net cash (used in) provided by financing activities	(10,174)	(476)	4,712
Effect of exchange rate changes on cash	665	(3,029)	1,871
Increase (decrease) in cash and cash equivalents	4,587	(20,418)	(4,037)
Cash and cash equivalents, beginning of year	13,574	33,992	38,029
Cash and cash equivalents, end of year	$18,161	$13,574	$33,992

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive		Treasury Stock
(Dollars in thousands)	Issued	Shares	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2009	58,553,617	$586	$164,236	$173,165	$(1,006)	$336,981	3,006,037	$(29,895)	$307,086

2010
Net income	—	—	—	34,850	—	34,850	—	—	34,850
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(3,068)	(3,068)	—	—	(3,068)
Employee and director stock plans	435,961	4	5,048	—	—	5,052	—	—	5,052
Treasury stock purchased	—	—	—	—	—	—	64,683	(956)	(956)
Balance, December 31, 2010	58,989,578	$590	$169,284	$208,015	$(4,074)	$373,815	3,070,720	$(30,851)	$342,964

2011
Net income	—	—	—	39,224	—	39,224	—	—	39,224
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(9,443)	(9,443)	—	—	(9,443)
Employee and director stock plans	392,058	4	4,790	—	—	4,794	—	—	4,794
Treasury stock purchased	—	—	—	—	—	—	29,699	(422)	(422)
Balance, December 31, 2011	59,381,636	$594	$174,074	$247,239	$(13,517)	$408,390	3,100,419	$(31,273)	$377,117

2012
Net income	—	—	—	23,272	—	23,272	—	—	23,272
Other comprehensive income, net of tax (Note 15)	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Employee and director stock plans	344,998	3	4,492	—	—	4,495	—	—	4,495
Accelerated share repurchase (Note 11)	(3,276,002)	(33)	(9,967)	—	—	(10,000)	3,276,002	(40,000)	(50,000)
Treasury stock purchased	—	—	—	—	—	—	38,755	(577)	(577)
Balance, December 31, 2012	56,450,632	$564	$168,599	$270,511	$(16,527)	$423,147	6,415,176	$(71,850)	$351,297

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with guidance within Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flows and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.

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

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of ASC 360 “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company assesses its ability to realize deferred tax assets based on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions. Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods. Such unusual and non-recurring items include the effects of legal fees or settlements associated with specific litigation matters and restructuring costs. The Company’s projections of future taxable income considers known events, such as the passage of legislation or expected occurrences, and do not reflect a general growth assumption. The Company’s estimates of future taxable income are reviewed annually or whenever events or changes in circumstances indicate that such projections should be modified.

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

No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries of $67.1 million because these earnings are intended to be indefinitely reinvested outside the United States. These earnings would become subject to income tax if they were remitted as dividends, were loaned to the Company or a U.S. affiliate, or if the Company were to sell its ownership interest in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these indefinitely reinvested unremitted earnings is not practicable.

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

Derivative Instruments

The Company applies ASC 815, “Derivatives and Hedging.” ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates or the prices of natural gas. The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties.  In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts. Changes in the value of the derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and meets certain other criteria. The Company does not hold derivative financial instruments for trading purposes.

Contingencies

The Company from time to time is subject to various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of the nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to the legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Estimates are developed through consultation with legal counsel involved in the defense and are based upon an analysis of probable results, assuming a combination of litigation and settlement strategies. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

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

Labor Agreements

Collective bargaining agreements cover approximately 27% of the Company’s labor force at December 31, 2012 that expire during 2013, 2014 and 2016.  Approximately 18% of the Company’s labor force is covered by a collective bargaining agreement that expires in 2013.

Stock-Based Compensation

The Company applies ASC 718, “Compensation — Stock Compensation.” In accordance with guidance within ASC 718, compensation expense for stock options is recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. For time vested restricted stock awards, the nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. For certain performance based stock awards, the initial grant date fair value of the performance stock awards that vest subject to a market condition is determined using a Monte Carlo simulation model and is expensed on a straight-line basis over the performance period.  For certain performance based stock awards that vest subject to a performance condition, the initial grant date fair value is the market price of the underlying common stock.  This fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  The Company’s stock-based compensation plans are more fully described in Note 12.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk as no single customer accounted for more than 10 percent of gross annual revenues as of December 31, 2012.  The Company closely monitors the credit risk associated with its customers and to date has not experienced material losses.

Concentration of Deposit Risk

From time to time, the Company could have cash deposited with financial institutions in excess of federally insured limits. On November 9, 2010 the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provided for unlimited insurance coverage of noninterest-bearing transaction accounts.  For the periods December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.   As of December 31, 2012, the Company had approximately $0.3 million of total cash deposits with two U.S. financial institutions which would have previously been considered as in excess of federally insured limits.

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

Fair Value of Financial Instruments Excluding Derivative Instruments

The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents, restricted cash, short and long-term debt as well as accounts receivable and accounts payable. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximates their carrying value because of the short-term maturity of the instruments.  Refer to Note 9 for a discussion of the fair value of the Company’s short and long-term debt.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets or Liabilities,” or ASU No. 2013-01. ASU 2013-01 clarifies the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information for these instruments. Both ASU 2013-01 and ASU 2011-11 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2012 presentation.  Refer to Note 14 for reclassifications made in the table that reconciles the U.S. statutory tax rate and the Company’s effective tax rate and to Note 9 for reclassifications made in the table to separate derivative assets and liabilities.

2. Restructuring Charges:

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.   As a part of this strategy, the Company will consolidate operations at certain locations, permanently close one of its manufacturing facilities, temporarily idle in early to mid 2013 reactivation facilities in Pittsburgh, Pennsylvania and Blue Lake, California, evaluate non-core businesses for potential divestiture, and reduce headcount.  The Company recorded $10.2 million of restructuring charges as of December 31, 2012 which are all within the Activated Carbon and Service segment.

The Company recorded impairment charges of $3.6 million for the permanent closure or sale of its activated carbon manufacturing facility in Datong, China and $0.4 million for the closure of a warehouse in Belgium.

The Company also recorded termination benefits, including early retirement obligations, as a result of the worldwide reduction of headcount of $4.4 million or 120 positions.  In addition, the Company incurred a $1.4 million pension settlement charge as a result of lump sum pension distributions for those participants in the early retirement program.  Additional restructuring charges and cash outlays are expected to be incurred in 2013.  These charges are expected to be significantly less than those incurred in 2012.

The following table summarizes the restructuring plan and the activity in the restructuring reserve for the year ended December 31, 2012:

(Thousands, except no. of employees)	Employee Termination Benefits	Asset Write-offs	Other	Total Restructuring Activity	Employees Impacted

Restructuring charges	$5,777	$4,000	$434	$10,211	120
Payments	(1,182)	—	(434)	(1,616)	(53)
Pension settlement	(1,369)	—	—	(1,369)	—
Non-cash charges	—	(4,000)	—	(4,000)	—
Accrual at December 31, 2012	$3,226	$—	$—	$3,226	67

3. Acquisitions

Zwicky Denmark and Sweden (Zwicky) and Hyde Marine, Inc. (Hyde)

On January 4, 2010, the Company acquired two Zwicky businesses.  The Company acquired substantially all of the assets of Zwicky AS (Denmark) and acquired 100% of the outstanding shares of capital stock of Zwicky AB (Sweden).  These companies are distributors of activated carbon products and providers of services associated with the reactivation of activated carbon and, subsequent to acquisition, their results are included in the Company’s Activated Carbon and Service segment.  As a result of the Zwicky acquisitions, the Company increased its presence in Northern Europe.

On January 29, 2010, the Company acquired 100% of the capital stock of Hyde, a manufacturer of systems that use ultraviolet light technology to treat marine ballast water.  The results of Hyde are included in the Company’s Equipment segment.  The Hyde acquisition provided the Company with immediate entry into the new global market for ballast water treatment and increases its knowledge base and experience in using ultraviolet light technology to treat water.

The aggregate purchase price for these acquisitions was $4.3 million, including cash paid at closing of $2.8 million as well as deferred payments and earnouts valued at $1.5 million.  The fair value of assets acquired less liabilities assumed for Hyde exceeded the purchase price thereby resulting in a pre-tax gain of $0.3 million which is included in the gain on acquisitions in the Company’s Statement of Comprehensive Income for the year ended December 31, 2010.  The Company recorded an estimated earnout liability of $1.3 million payable to the former owner and certain employees of Hyde calculated based upon 5% of certain defined cash flow of the business through 2018, without limitation.  This liability, which the Company evaluates and adjusts at the end of each reporting period, is recorded in accrued pension and other liabilities within the Consolidated Balance Sheet.

Calgon Mitsubishi Chemical Corporation (CMCC)

On March 31, 2010, the Company increased its ownership interest in its Japanese joint venture with CMCC from 49% to 80%.  The increase in ownership was accomplished by CMCC borrowing funds and purchasing shares of capital stock directly from the former majority owner Mitsubishi Chemical Corporation (MCC) for approximately $7.7 million.  Subsequent to the share purchase and resultant control by the Company, the venture was re-named Calgon Carbon Japan KK (CCJ).  CCJ also agreed to acquire the remaining shares held by MCC on March 31, 2011 (the redeemable noncontrolling interest) for approximately $2.4 million.  The original $2.4 million obligation to purchase these remaining shares (the redeemable noncontrolling interest) was reduced by $2.1 million for working capital and other adjustments related to indemnification claims that were previously estimated. On March 31, 2011, the remaining shares held by MCC were acquired with no payment due.   Therefore, the Company recorded a $0.3 million gain in Other expense — net within the Company’s Consolidated Statement of Comprehensive Income for the year ended December 31, 2011.  The ownership of CCJ triples the Company’s sales revenue in Asia and added to its workforce and infrastructure in Japan, the world’s second largest activated carbon market.  The results of CCJ are reflected in the Company’s Activated Carbon and Service segment.

The acquisition date fair value of the Company’s former 49% equity interest in CMCC was approximately $9.8 million.  The Company recorded a pre-tax gain of $2.4 million related to this acquisition in 2010.  The gain resulted from the re-measurement of the Company’s equity interest to fair value as well as the fair value of assets acquired less liabilities assumed exceeding the purchase price.

The purchase price allocations and resulting impact on the corresponding consolidated balance sheet relating to these acquisitions is as follows:

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

*Weighted amortization period of 8.9 years.

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

December 31
(Dollars in thousands)	2010
Net sales	$499,547
Net income	$34,035
Net income per common share
Basic	$0.61
Diluted	$0.60

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

The results for the year ended December 31, 2010 exclude approximately $2.7 million of gains associated with the acquisitions.

4. Inventories

	December 31
(Dollars in thousands)	2012	2011
Raw materials	$29,353	$28,610
Finished goods	77,813	89,738
Total	$107,166	$118,348

Inventories are recorded net of reserves of $1.8 million and $2.2 million for obsolete and slow-moving items at December 31, 2012 and 2011, respectively.

5. Property, Plant and Equipment

	December 31
(Dollars in thousands)	2012	2011
Land and improvements	$24,625	$21,913
Buildings	69,821	45,400
Machinery, equipment and customer capital	405,774	396,125
Computer hardware and software	21,267	21,098
Furniture and vehicles	8,891	9,056
Construction-in-progress	65,912	61,689
	596,290	555,281
Less accumulated depreciation	(333,297)	(320,732)
Net	$262,993	$234,549

During the third quarter of 2012, the Company announced the closure or potential sale of its Datong, China virgin carbon manufacturing facility and recorded a $3.6 million impairment charge.  As of December 31, 2012, this facility is under contract for sale.

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 totaled $24.3 million, $22.6 million, and $20.1 million, respectively.

Repair and maintenance expenses were $18.4 million, $15.0 million, and $15.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011 are as follows:

	Activated
	Carbon and	Equipment	Consumer
(Dollars in thousands)	Service Segment	Segment	Segment	Total
Balance as of January 1, 2011	$20,183	$6,667	$60	$26,910
Foreign currency translation	(16)	(55)	—	(71)
Balance as of December 31, 2011	20,167	6,612	60	26,839
Foreign currency translation	143	48	—	191
Balance as of December 31, 2012	$20,310	$6,660	$60	$27,030

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2012 and 2011, respectively:

	December 31, 2012
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	20.0 Years	$676	$—	$(548)	$128
Customer Relationships	15.9 Years	10,450	(223)	(8,311)	1,916
Product Certification	5.4 Years	7,369	(3)	(3,917)	3,449
Unpatented Technology	18.4 Years	3,183	—	(2,191)	992
Licenses	20.0 Years	964	119	(180)	903
Total	13.1 Years	$22,642	$(107)	$(15,147)	$7,388

	December 31, 2011
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	15.4 Years	$1,369	$—	$(1,197)	$172
Customer Relationships	16.0 Years	10,450	(261)	(7,776)	2,413
Product Certification	5.4 Years	6,023	(19)	(2,960)	3,044
Unpatented Technology	20.0 Years	2,875	—	(2,011)	864
Licenses	20.0 Years	964	217	(95)	1,086
Total	14.0 Years	$21,681	$(63)	$(14,039)	$7,579

For the years ended December 31, 2012, 2011 and 2010, the Company recognized $2.0 million, $1.8 million, and $2.0 million respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:	(Dollars in thousands)
2013	$2,039
2014	1,939
2015	1,280
2016	1,037
2017	264

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
(Dollars in thousands)	2012	2011
Beginning Balance	$1,624	$1,340
Payments and replacement product	(801)	(440)
Additions to warranty reserve for warranties issued during the period	1,249	725
Change in the warranty reserve for pre-existing warranties	—	(1)
Ending Balance	$2,072	$1,624

8. Borrowing Arrangements

Short-Term Debt

	December 31
(Dollars in thousands)	2012	2011
Borrowings under Japanese Working Capital Loan	$18,611	$22,894
Borrowings under Japanese Term Loan	954	—
Total	$19,565	$22,894

Long-Term Debt

	December 31
(Dollars in thousands)	2012	2011
U.S. Credit Facility Borrowings	$44,250	$—
Borrowings under Japanese Term Loan	—	4,142
Belgian Loan Borrowings	158	156
Other	—	177
Less current portion of long-term debt	—	3,372
Total	$44,408	$1,103

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%.  Total availability under the Credit Facility at December 31, 2012 and December 31, 2011 was $78.6 million and $122.8 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of December 31, 2012 ranged from 1.25% to 1.50%.

Total outstanding borrowings under the Credit Facility were $44.3 million as of December 31, 2012 and are shown as long-term debt within the consolidated balance sheet.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.  There were no outstanding borrowings under the Credit Facility at December 31, 2011.

The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio, maximum leverage ratio, and minimum net worth, as defined within the Credit Facility. The Credit Facility also provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically become immediately due and payable, and other events of default will allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011.  Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of December 31, 2012 and 2011. No further bonds can be called on.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2012 and 2011.  Bank guarantees of 1.2 million Euros and 1.4 million Euros were issued as of December 31, 2012 and December 31, 2011, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of December 31, 2012 and 2011.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matures on March 31, 2013, bears interest at 1.975% per annum, and is payable in monthly installments of 20.0 million Japanese Yen which began on April 30, 2010, with a final payment of 22.0 million Japanese Yen.  The total borrowings outstanding as of December 31, 2012 of 82.0 million Japanese Yen or $1.0 million are recorded as short-term debt within the consolidated balance sheet.  At December 31, 2011, 260.0 million Japanese Yen or $3.3 million was recorded as current portion of long-term debt and 62.0 million Japanese Yen or $0.8 million was recorded as long-term debt within the consolidated balance sheet.  The Japanese Working Capital Loan provides for borrowings up to 2.0 billion Japanese Yen, until March 31, 2013, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at December 31, 2012.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 1.6 billion

Japanese Yen or $18.6 million and 1.8 billion Japanese Yen or $22.9 million at December 31, 2012 and 2011, respectively, and are shown as short-term debt within the consolidated balance sheet.

Chinese Credit Facility

The Company maintains an unsecured Chinese credit facility for working capital requirements totaling 10.0 million RMB or $1.6 million that matures on July 19, 2013.  There were no outstanding borrowings at December 31, 2012 and 2011.

Maturities of Debt

The Company intends to make principal payments on debt outstanding at December 31, 2012 of $19.6 million in 2013, $44.3 million in 2016, and $0.2 million in 2018.

Interest Expense

The Company’s interest expense for the years ended December 31, 2012, 2011, and 2010 totaled $0.1 million, zero, and $29 thousand, respectively. These amounts are net of interest costs capitalized of $0.7 million, $1.0 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

9. Fair Value Measurements

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 3, 8 and 17 for details relating to the acquisition earn-out liability, borrowing arrangements and derivative instruments).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	December 31, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3	Value	Value

Derivative assets	$1,120	$1,120	$—	$1,120	$—	$803	$803
Derivative liabilities	(646)	(646)	—	(646)	—	(1,970)	(1,970)
Acquisition earn-out liability	(1,300)	(1,300)	—	(1,300)	—	(915)	(915)
U.S. credit facility	(44,250)	(44,250)	—	(44,250)	—	—	—
Japanese working capital loan	(18,611)	(18,611)	—	(18,611)	—	(22,894)	(22,894)
Japanese term loan	(954)	(954)	—	(954)	—	(4,142)	(4,142)
Other loans	(158)	(158)	—	(158)	—	(333)	(333)

Cash and cash equivalents, accounts receivable, and accounts payable included in the consolidated balance sheets approximate fair value.  The recorded debt amounts are primarily based of the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value. Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.

Assets and Liabilities Reported at Fair Value on a Nonrecurring Basis:

As a result of the Company’s restructuring plan, as discussed in Note 2, long-lived assets with a carrying amount of $4.7 million were written down to their fair value of $0.7 million.  As a result, the Company recorded a charge of $4.0 million which was included in restructuring charges for the year ended December 31, 2012 within the Company’s consolidated statement of comprehensive income. These long-lived assets were valued using Level 3 inputs.

10. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $7.4 million in 2013, $5.9 million in 2014, $3.9 million in 2015, $2.5 million in 2016, $2.0 million in 2017 and $3.7 million thereafter. Total rental expense on all operating leases was $7.9 million, $9.1 million, and $8.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Dollars in thousands)	2012	2011	2010
Raw and other materials	$30,802	$33,953	$35,417
Transportation	9,731	8,782	7,663
Information systems and services	4,505	3,846	3,903
Total payments	$45,038	$46,581	$46,983

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Dollars in thousands)	2013	2014	2015	2016	2017	Thereafter
Raw and other materials	$23,338	$9,324	$—	$—	$—	$—
Transportation	1,575	1,575	1,575	1,575	—	—
Information systems and services	2,397	2,397	2,397	—	—	—
Total contractual cash obligations	$27,310	$13,296	$3,972	$1,575	$—	$—

11. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of November 19, 2012, 11,300 shares had been purchased under this stock buy back program.  This program was discontinued at that date.

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, under the Program, the Company paid a purchase price of $50 million and received 3,276,002 shares in connection with the inception of the Program which are held as Treasury. The actual number of shares that the Company will repurchase under the Program will be determined based on a discount to the arithmetic mean of the volume-weighted average prices of the Company’s common stock for each observation date over the course of applicable calculation periods. The calculation period is expected to end no later than the end of September 2013. If the actual number of shares to be repurchased exceeds the number of shares previously delivered, the Company will receive a number of additional shares equal to such excess following the conclusion of the calculation period.  If the actual number of shares to be repurchased is less than the number of shares previously delivered, the Company will deliver shares equal to such excess following the conclusion of the calculation period.  The Company also retains the right to settle any such deficit in cash.   The Company’s outstanding common shares used to calculate earnings per share will be reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.

The Board of Directors adopted a Stockholder Rights Plan in February 2005 designated to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders. The Plan awards one right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (“Acquiring Person”). If one of those events occurs, each holder of a right (with the exception of the Acquiring Person or group) will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other of the Company’s securities) having a value equal to two times the exercise price of the right. The rights can be redeemed by the Board of Directors under certain circumstances, in which case the rights will not be exchangeable for shares.

12. Stock Compensation Plans

At December 31, 2012, the Company had one stock-based compensation plan that was adopted in 2008 and is described below. The former Employee and Non-Employee Directors’ Stock Option Plans were terminated and superceded by the 2008 Equity Incentive Plan, however, they both had stock-based awards outstanding as of December 31, 2012 and 2011.

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

Stock-Based Compensation Expense

In accordance with the guidance within ASC 718 “Compensation — Stock Compensation”, compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by the Company using the Black-Scholes model and the assumptions listed below:

	Year Ended December 31
	2012	2011	2010
Average grant date exercise price per share of unvested option awards	$14.49	$14.19	$15.47
Dividend yield	.00%	.00%	.00%
Expected volatility	42-44%	46%	44%
Risk-free interest rates	0.58-0.90%	2.19%	2.40%
Expected lives of options	4 years	4 years	6 years
Average grant date fair value per share of unvested option awards	$5.30	$5.73	$6.91

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

The Expected lives of options are primarily determined from historical stock option exercise data.  For the 2012 and 2011 grants of stock options, the Company used the simplified method for determining the expected life.  This method was used since the Company granted stock options to a different population of its employees, and decreased the term from 10 to 7 years.  As a result of these changes, the Company does not believe that the historical stock option exercise data provides a reasonable basis upon which to estimate the expected life for the 2012 and 2011 grants.

Stock Option Activity

The following tables show a summary of the status and activity of stock options for the year ended December 31, 2012:

Employee:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at beginning of year	837,804	$10.61
Granted	292,264	14.71
Exercised	(242,235)	6.31
Forfeited	(109,718)	14.95
Expired	(25,052)	15.93
Outstanding at December 31, 2012	753,063	$12.78	4.99	$1,454
Exercisable at December 31, 2012	453,139	$11.64	4.30	$1,420
Expected to vest at December 31, 2012	753,063	$12.78	4.99	$1,454

The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2012, 2011, and 2010 was $5.28 per share, $5.47 per share, and $6.90 per share or $1.5 million, $1.0 million, and $0.5 million, respectively.  The total grant date fair value of options vested during the years ended December 31, 2012, 2011, and 2010 was $5.86 per share, $6.79 per share, and $6.60 per share, or $0.7 million, $0.5 million, and $0.5 million, respectively.

Non-Employee Directors:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at beginning of year	83,022	$6.65
Granted	—	—
Exercised	(8,800)	8.27
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2012	74,222	$6.45	2.80	$507
Exercisable at December 31, 2012	74,222	$6.45	2.80	$507

During the years ended December 31, 2012, 2011, and 2010 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $1.9 million, $2.7 million, and $1.8 million, respectively.  The total amount of cash received from the exercise of options was $1.6 million, $2.1 million, and $2.0 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

	Year Ended December 31
	2012	2011	2010
Dividend yield	.00%	.00%	.00%
Expected volatility	43.2%	65.4%	70.1%
Risk-free interest rates	0.39%	1.15%	1.38%
Performance period	3 years	3 years	3 years

The following table shows the historical vesting of the TSR performance stock awards:

Year	TSR Performance	Payout	Shares
Vested	Period	Level	Issued
2010	2007-2009	200%	107,900
2011	2008-2010	97%	16,781
2012	2009-2011	52%	8,528

The Company did not satisfy the performance goals for the TSR performance stock award that was granted in 2010.

Performance stock awards, based on Return on Capital (ROC), vest subject to the satisfaction of this performance condition, at the end of a three-year performance period.  Under the terms of the ROC performance stock awards, the Company’s actual ROC for the performance period is compared to the target set, and the actual award payout is interpolated.  The ROC award can vest at between zero and 200 percent of the target award.  The grant date fair value of the ROC performance stock is the market price of the underlying common stock.  The fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  No expense was recognized in 2012 or 2011 as it was not considered probable that the performance condition would be achieved.

The following table shows a summary of the status and activity of employee and non-employee directors’ nonvested stock awards for the year ended December 31, 2012:

		Weighted-			Weighted-		Weighted-
		Average			Average		Average
		Grant Date	ROC		Grant Date	TSR	Grant Date
	Restricted	Fair Value	Performance		Fair Value	Performance	Fair Value
	Stock Awards	(per share)	Stock Awards (a)		(per share)	Stock Awards(a)	(per share)
Nonvested at January 1, 2012	199,891	$15.43	24,057		$13.57	55,163	$22.17
Granted	136,958	14.56	32,531		14.94	31,360	15.31
Vested	(124,307)	15.35	—		—		—
Forfeited	(14,698)	14.84	—		—	(18,800)	26.83
Nonvested at December 31, 2012	197,844	$14.92	56,588	(b)	$14.35	67,723	$17.70

(a)         The number of shares shown for the performance stock awards is based on the target number of share awards.

(b)         No compensation expense was recognized in 2012 for 32,531 of these awards or in 2011 for 24,057 of these awards as it was not considered probable that the performance conditions would be achieved.

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011, and 2010 was $14.56 per share, $14.88 per share, and $16.21 per share or $2.0 million, $1.4 million, and $1.9 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2012, 2011, and 2010 was $1.9 million, $1.6 million, and $1.4 million, respectively.

The weighted-average grant date fair value of ROC performance stock awards granted during the years ended December 31, 2012 and 2011 was $14.94 per share and $13.57 per share or $0.5 million and $0.3 million, respectively. There were no ROC performance stock awards for the year ended December 31, 2010.  There were no ROC performance stock awards that vested during the years ended December 31, 2012 and 2011, respectively.

The weighted-average grant date fair value of TSR performance stock awards granted during the years ended December 31, 2012, 2011, and 2010 was $15.31 per share, $15.58 per share, and $25.45 per share or $0.5 million, $0.3 million, and $0.4 million, respectively. The total fair value of TSR performance stock awards vested during the years ended December 31, 2012, 2011, and 2010 was zero, $0.5 million, and $0.7 million, respectively.

Compensation expense related to all stock-based compensation totaled $2.4 million, $2.6 million, and $2.5 million for the years ended December 31, 2012, 2011, and 2010, respectively, and was recognized as a component of selling, general and administrative expense.  The related income tax benefit was $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, there was $2.7 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately 2 years.

13. Pensions

The Company sponsors defined benefit plans covering substantially all employees.  The Company uses a measurement date of December 31 for all its pension plans.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2012 and the funded status as of December 31 for both years:

(Dollars in thousands)	2012	2011

Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$106,127	$95,455
Service cost	1,059	1,022
Interest cost	4,796	4,942
Actuarial loss	12,083	9,297
Benefits paid	(3,343)	(4,589)
Settlement	(4,102)	—
Projected benefit obligations at December 31	116,620	106,127

Change in Plan Assets
Fair value of plan assets at January 1	82,970	83,539
Actual return on plan assets	10,577	(2,149)
Employer contributions	2,082	6,169
Benefits paid	(3,343)	(4,589)
Settlement	(4,102)	—
Fair value of plan assets at December 31	88,184	82,970
Funded status at December 31	$(28,436)	$(23,157)

Amounts recognized in the Balance Sheets:
Current liability — Accrued benefit cost	$(82)	$(82)
Noncurrent liability — Accrued benefit cost	(28,354)	(23,075)
Net amount recognized	$(28,436)	$(23,157)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2012	2011
Accumulated prior service cost	$164	$238
Accumulated net actuarial loss	46,267	43,394
Net amount recognized, before tax effect	$46,431	$43,632

The 2012 settlement was as a result of lump sum payments made to plan participants as of the period ended December 31, 2012.

The accumulated benefit obligation at December 31, 2012 and 2011 was $111.6 million and $101.5 million, respectively.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2012	2011
Weighted average actuarial assumptions at December 31:
Discount rate	3.92%	4.67%
Rate of increase in compensation levels	4.00%	4.00%

The following tables set forth the fair values of the Company’s U.S. pension plans assets as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$1,585	$1,585	$—	$—
Equities
All Cap (a)	9,126	9,126	—	—
Large Cap (b)	20,820	20,820	—	—
Small Cap Mutual Fund (c)	6,252	—	6,252	—
Microcap Mutual Fund (d)	5,852	5,852	—	—
International Mutual Fund (e)	15,884	15,884	—	—
Fixed Income
Long Duration Mutual Fund (g)	24,370	24,370	—	—
Emerging Markets Debt Mutual Fund (h)	4,295	4,295	—	—
Total	$88,184	$81,932	$6,252	$—

	Fair Value Measurements at December 31, 2011
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$2,311	$2,311	$—	$—
Equities
All Cap (a)	9,060	9,060	—	—
Large Cap (b)	19,748	19,748	—	—
Small Cap Mutual Fund (c)	5,491	—	5,491	—
Microcap Mutual Fund (d)	5,181	5,181	—	—
International Mutual Fund (e)	13,795	13,795	—	—
Fixed Income
Core Fixed Fund Mutual Fund (f)	15,418	15,418	—	—
Long Duration Mutual Fund (g)	7,679	7,679	—	—
Emerging Markets Debt Mutual Fund (h)	4,287	4,287	—	—
Total	$82,970	$77,479	$5,491	$—

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

(c)          This category invests primarily in small capitalization U.S. companies that are either undervalued relative to their intrinsic value or that have above average earnings growth and revenue expectations. The smaller cap orientation of the strategy requires the investment manager to be cognizant of liquidity and capital restraints, which are monitored by the investment team on an ongoing basis. This strategy is benchmarked to the Russell 2000 Index.

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

The Company’s investment strategy is to earn the highest possible long-term total rate of return while minimizing the associated risk to ensure the preservation of the plan assets for the provision of benefits to participants and their beneficiaries.  This is accomplished by managing a diversified portfolio of fund styles, asset types, risk characteristics and investment holdings.

At December 31, 2012 and 2011, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for U.S. pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Asset
(Dollars in thousands)	2012	2011	2012	2011
Projected benefit obligation	$116,620	$106,127	$116,620	$106,127
Accumulated benefit obligation	$111,625	$101,460	$111,625	$101,460
Fair value of plan assets	$88,184	$82,970	$88,184	$82,970

Information about the expected cash flows for the U.S. pension plans follows:

Pension Benefits
Year	(Thousands)

Employer contributions
2013	$1,342

Benefit Payments
2013	$5,622
2014	5,908
2015	6,796
2016	7,068
2017	6,316
2018 – 2022	36,879

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Service cost	$1,059	$1,022	$869
Interest cost	4,796	4,942	4,882
Expected return on assets	(6,166)	(6,669)	(5,615)
Prior service cost	74	75	117
Net amortization	3,430	1,728	1,405
Settlement	1,369	—	—
Net periodic pension cost	$4,562	$1,098	$1,658

Other Changes in Plan Assets and Benefit Obligations Recognized in Other

Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2012	2011
Current year actuarial loss	$7,672	$18,115
Amortization of actuarial loss	(3,430)	(1,728)
Amortization of prior service cost	(74)	(75)
Settlement	(1,369)	—
Total recognized in other comprehensive income (loss)	$2,799	$16,312
Total recognized in net periodic pension cost and other comprehensive income (loss)	$7,361	$17,410

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 are as follows:

(Dollars in thousands)
Prior service cost	$74
Net actuarial loss	3,635
Total at December 31	$3,709

For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2012	2011	2010
Weighted average actuarial assumptions at December 31:
Discount rate	4.67%	5.26%	5.75%
Expected annual return on plan assets	7.75%	8.00%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency.  The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries including their review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 65% equity securities, 33% debt securities and 2% with other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.  Including the 2012 and 2011 benchmark returns of 15.0% and 1.2% respectively, the Company’s 15-25 year return ranged from 6.8% to 9.5% on its benchmark portfolio.

For European plans, the following tables provide a reconciliation of changes in the plan’s benefit obligations and fair value of assets over the two-year period ended December 31, 2012 and the funded status as of December 31 of both years:

(Dollars in thousands)	2012	2011

Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$33,469	$34,768
Service cost	148	155
Interest cost	1,640	1,947
Employee contributions	119	107
Actuarial loss (gain)	5,203	(1,820)
Benefits paid	(1,254)	(1,433)
Special termination benefits	—	200
Other	1,689	—
Foreign currency exchange rate changes	1,403	(455)
Projected benefit obligations at December 31	42,417	33,469

Change in Plan Assets
Fair value of plan assets at January 1	24,414	22,843
Actual return on plan assets	2,053	1,324
Employer contributions	1,831	1,918
Employee contributions	119	107
Benefits paid	(1,254)	(1,433)
Foreign currency exchange rate changes	1,014	(345)
Fair value of plan assets at December 31	28,177	24,414
Funded Status at December 31	$(14,240)	$(9,055)

Amounts Recognized in the Balance Sheets:
Noncurrent asset	$1,013	$—
Current liability — Accrued benefit cost	(590)	(537)
Noncurrent liability — Accrued benefit cost	(14,663)	(8,518)
Net amount recognized	$(14,240)	$(9,055)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2012	2011
Accumulated net actuarial loss	$6,167	$1,503
Net amount recognized, before tax effect	$6,167	$1,503

The 2011 special termination benefit was as a result of the separation of an employee under the Belgium salaried plan.

The accumulated benefit obligation at the end of 2012 and 2011 was $40.5 million and $32.7 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2012	2011
Weighted average actuarial assumptions at December 31:
Discount rate	3.95%	5.00%
Rate of increase in compensation levels	3.50%	3.50%

The following tables set forth the fair values of the Company’s European pension plans assets as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$993	$993	$—	$—
Equities
M&G PP Discretionary Fund (a)	2,103	2,103	—	—
Global Equity 60-40 Index (b)	4,604	4,604	—	—
Fixed Income
Delta Lloyd Fixed Income (c)	4,058	—	—	4,058
Corporate Bonds (d)	10,067	10,067	—	—
Government Bonds (e)	3,061	3,061	—	—
Real Estate (f)	1,825	1,825	—	—
Insurance Reserves (g)	1,466	—	—	1,466
Total	$28,177	$22,653	$—	$5,524

	Fair Value Measurements at December 31, 2011
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash Equivalents	$280	$280	$—	$—
Equities
M&G PP Discretionary Fund (a)	2,126	2,126	—	—
Global Equity 60-40 Index (b)	3,937	3,937	—	—
Fixed Income
Delta Lloyd Fixed Income (c)	4,514	—	—	4,514
Corporate Bonds (d)	7,872	7,872	—	—
Government Bonds (e)	2,696	2,696	—	—
Real Estate (f)	1,743	1,743	—	—
Insurance Reserves (g)	1,246	—	—	1,246
Total	$24,414	$18,654	$—	$5,760

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

(b)         This index fund invests 60% in the UK Equity Index Fund and 40% in overseas index funds. The overseas portion has a target allocation of 14% in North American funds, 11% in European funds (not including the UK), 5% in Japanese funds, and 5% in Pacific Basin funds (not including Japan).

(c)          This category invests in 6 year Fixed Income investments with Delta Lloyd.

(d)         This category invests in the M&G All Stocks Corporate Bond Fund and the Legal & General (LG) AAA Fixed interest - Over 15 Year Fund. These funds, respectively, invest primarily in investment grade corporate bonds, as well as other debt instruments, including higher yielding corporate bonds, government debt, convertible and preferred stocks, money market instruments and equities; and in long-dated sterling denominated AAA-rated corporate bonds, as well as smaller holdings in gilts - both providing a fixed rate of interest.

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

The Company’s Level 3 investments in the Delta Lloyd fixed income fund and insurance reserves were valued using significant unobservable inputs. Inputs to these valuations include characteristics and quantitative data relating to the assets and reserves, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data. The following table sets forth changes in fair value measurements using significant unobservable inputs during 2012 and 2011:

(Dollars in thousands)	Delta Lloyd Fixed Income	Insurance Reserves

Balance at January 1, 2011	$4,409	$1,163
Purchases	702	171
Sales	(422)	(43)
Maturities	(175)	(45)
Balance at December 31, 2011	4,514	1,246
Purchases	—	194
Sales/Maturities	(502)	(4)
Foreign currency translation	46	30
Balance at December 31, 2012	$4,058	$1,466

At December 31, 2012 and 2011, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Asset
(Dollars in thousands)	2012	2011	2012	2011
Projected benefit obligation	$33,022	$25,477	$33,022	$18,989
Accumulated benefit obligation	$31,123	$24,676	$31,123	$18,951
Fair value of plan assets	$17,769	$15,398	$17,769	$9,637

Information about the expected cash flows for the European pension plans follows:

Pension Benefits
Year	(Thousands)

Employer contributions
2013	$2,080

Benefit Payments
2013	$3,836
2014	1,694
2015	1,825
2016	1,390
2017	1,458
2018 – 2022	8,412

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Service cost	$148	$155	$493
Interest cost	1,640	1,947	1,773
Expected return on assets	(1,232)	(1,442)	(1,283)
Net amortization	15	68	148
Special termination benefits	—	200	—
Net periodic pension cost	$571	$928	$1,131

Other Changes in Plan Assets and Benefit Obligations Recognized in Other

Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2012	2011
Current year actuarial loss (gain)	$4,382	$(1,702)
Amortization of actuarial loss	(15)	(68)
Foreign currency exchange	296	90
Total recognized in other comprehensive income	$4,663	$(1,680)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$5,234	$(752)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 are as follows:

(Dollars in thousands)
Total net actuarial loss at December 31	$206

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2012	2011	2010
Weighted average actuarial assumptions at December 31:
Discount rate	5.00%	5.35%	5.51%
Expected annual return on plan assets	4.92%	6.03%	6.32%
Rate of increase in compensation levels	3.50%	3.50%	4.22%

The expected rate of return on plan assets was determined by evaluating input from the Company’s actuaries, including their review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 24% equity securities, 61% debt securities, and 15% with other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

The non-current portion of $43.0 million and $31.6 million at December 31, 2012 and 2011, respectively, for the U.S. and European pension liabilities is included in accrued pension and other liabilities.

The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  Under this defined contribution plan, the Company makes a fixed contribution of 3% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 50% of the employee contribution up to a maximum of 1% of employee compensation.  In addition, each of these employees is eligible for an additional discretionary Company contribution of up to 4% of employee compensation based upon annual Company performance at the discretion of the Company’s Board of Directors.  Employer matching and fixed contributions for non-represented employees vest immediately. Employer discretionary contributions vest after two years of service.  For each bargaining unit employee who contributes to the plan at the Catlettsburg, Kentucky facility, the Company matches a maximum of $25.00 employee contributions per month to the plan.  As of June 8, 2010, under this facility’s new collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to an enhanced defined contribution plan.  The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the enhanced defined contribution plan of $1.15 per actual hour worked as well as for other related hours paid but not worked.  The Company will then make additional lump sum contributions to employees of $5,000 per year that have converted on the next three anniversary dates of the voluntary conversion to the enhanced defined contribution plan.  As a result, employees that have converted will be excluded from the aforementioned $25.00 match.  For bargaining unit employees hired after June 8, 2010, the Company contributes $1.15 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees.  For bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees.  For bargaining unit employees at the Neville Island, Pennsylvania facility, the Company, effective August 1, 2011, began making contributions of $1.65 per actual hour worked to the defined contribution pension plan for eligible employees when their defined benefit pension plan was frozen.  Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $1.9 million, $1.8 million, and $1.8 million for each of the years ended December 31, 2012, 2011, and 2010, respectively.

Other

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan accounted for as a defined contribution plan.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.    In August 2012, the Company learned that the multi-employer plan had elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that employers were required to compensate their pensioners for the shortfall if benefits had been reduced by the plan.  After receiving claims from former employees, the Company recorded a liability of $1.7 million to account for shortfalls based on an actuarial analysis performed as of the period ended December 31, 2012.

14. Provision for Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended December 31
(Dollars in thousands)	2012	2011		2010
Current
Federal	$9,039	$3,338		$4,880
State and local	526	462		942
Foreign	4,056	12		2,515
	13,621	3,812		8,337
Deferred
Federal	(47)	13,018	(1)	4,160
State and local	178	597		346
Foreign	312	(261)		317
	443	13,354		4,823
Provision for income taxes	$14,064	$17,166		$13,160

(1)$5.5 million relates to the reversal of indirect benefits on uncertain tax benefits which lapsed due to the statute of limitations.

Income before income tax provision and equity in income of equity investments includes income generated by operations outside the United States of $10.4 million, $11.8 million, and $12.7 million for 2012, 2011, and 2010, respectively. No provision has been made for U.S. Federal, state, or additional foreign taxes related to approximately $67.1 million of undistributed earnings of foreign subsidiaries which have been indefinitely reinvested.  It is not practical to determine the deferred tax liability on these earnings.

The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	2.1	2.1
Tax rate differential on foreign income	0.8	(1.0)	(0.6)
Permanent tax differences	(1.9)	(1.0)	(0.4)
Valuation allowance	1.5	—	—
Valuation allowance release	—	—	(7.3)
Tax statute expiration	(0.8)	(5.8)	(1.7)
Change in uncertain tax positions	0.6	0.6	1.4
Other — net	0.5	0.5	(1.0)
Effective income tax rate	37.7%	30.4%	27.5%

The Company has the following gross operating loss carryforwards and domestic tax credit carryforwards as of December 31, 2012:

	Amount
Type	(Thousands)	Expiration Date
Foreign tax credits	$1,110	2017
State tax credits	1,324	2027
Operating loss carryforwards — federal	746	2029
Operating loss carryforwards — state(1)	26,348	2014 – 2030
Operating loss carryforwards — foreign	6,868	2015 – None

(1)Of the total state operating loss-carryforwards, approximately 84% expire in 2020 or later.

The components of deferred taxes consist of the following:

	December 31
(Dollars in thousands)	2012	2011
Deferred tax assets(1)
Net operating loss and credit carryforwards(2)	$5,263	$6,159
Accruals	10,957	10,380
Inventories	8,636	11,431
Pensions	15,892	11,303
Valuation allowance	(1,146)	—
Total deferred tax assets	39,602	39,273
Deferred tax liabilities
Property, plant and equipment	$24,129	$24,551
Goodwill and other intangible assets	6,308	6,454
U.S. liability on Belgian and German net deferred tax assets	669	1,292
Total deferred tax liabilities	31,106	32,297
Net deferred tax asset(3)	$8,496	$6,976

(1)Uncertain tax liabilities of approximately $0.2 million and $0.3 million partially offset the net operating losses and credit carryforwards in 2012 and 2011, respectively.

(2)Net indirect benefits on uncertain tax liabilities of approximately $1.0 million and $1.1 million are included in the U.S. net operating loss and credit carryforwards in 2012 and 2011, respectively.

(3)A current deferred tax liability of $0.2 million is included in accounts payable and accrued liabilities within the 2011 consolidated balance sheet.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized.  The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.  The Company’s valuation allowance as of December 31, 2012 is $1.1 million and is a result of uncertainty related to the realization of foreign net operating loss carryforwards.  The Company did not have a valuation allowance as of December 31, 2011.

The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year.  The following is a reconciliation of the unrecognized income tax benefits:

(Dollars in thousands)	2012	2011	2010
Balance at January 1	$4,078	$11,215	$11,704
Gross increases for tax positions of prior years	53	252	878
Gross decreases for tax positions of prior years	—	(84)	(301)
Gross increases for tax positions of current year	647	562	219
Lapse of statute of limitations	(637)	(7,867)	(1,285)
Balance at December 31	$4,141	$4,078	$11,215

As of December 31, 2012, approximately $3.0 million of the $4.1 million, and as of December 31, 2011, approximately $2.9 million of the $4.1 million, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In 2012, the Company recognized approximately $0.1 million of interest and penalties.  In 2011, the Company reversed approximately $0.7 million of interest and penalties primarily due to the lapse of the statute of limitations.  As of December 31, 2012 and 2011, the amount accrued for the payment of interest and penalties is approximately $0.9 million and $0.8 million, respectively.

Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $4.8 million and $4.6 million for the year ended December 31, 2012 and 2011, respectively.

At this time, the Company believes that it is reasonably possible that approximately $0.3 million of the estimated unrecognized tax benefits as of December 31, 2012 will be recognized within the next twelve months based on the expiration of statutory review periods all of which will impact the effective tax rate.

As of December 31, 2012, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2003, 2005, 2008 – 2012
Kentucky	2008 – 2012
Pennsylvania	2009 – 2012
Belgium	2010 – 2012
Canada	2008 – 2012
Germany	2010 – 2012
United Kingdom	2009 – 2012
Japan	2007 – 2012

15. Accumulated Other Comprehensive Loss

	Foreign			Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
(Dollars in thousands)	Adjustments	Adjustments	Derivatives	Loss
Balance, January 1, 2010	$20,618	$(19,534)	$(2,090)	$(1,006)
Net Change	(3,594)	(47)	573	(3,068)
Balance, December 31, 2010	17,024	(19,581)	(1,517)	(4,074)
Net Change	(1,123)	(9,076)	756	(9,443)
Balance, December 31, 2011	15,901	(28,657)	(761)	(13,517)
Net Change	1,197	(5,061)	854	(3,010)
Balance, December 31, 2012	$17,098	$(33,718)	$93	$(16,527)

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss was $20.0 million, $17.4 million, and $11.5 million at December 31, 2012, 2011, and 2010, respectively.  The income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive loss was $(29) thousand, $0.6 million, and $1.0 million at December 31, 2012, 2011, and 2010, respectively.

The income tax (expense) benefit associated with foreign currency translation included in other comprehensive loss was $(29) thousand, $(0.1) million, and $0.4 million at December 31, 2012, 2011, and 2010, respectively.  The income tax expense associated with the Company’s pension benefits included in other comprehensive loss was $(2.5) million, $(5.7) million, and $(0.3) million at December 31, 2012, 2011, and 2010, respectively. The income tax benefit associated with the Company’s derivatives included in other comprehensive loss was $0.6 million, $0.4 million, and $0.1 million at December 31, 2012, 2011, and 2010, respectively.

16. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2012, 2011, and 2010 was $0.6 million, $0.8 million, and $0.4 million, respectively.  Income taxes paid, net of refunds, for the years ended December 31, 2012, 2011, and 2010 were $12.2 million, $11.1 million, and $16.0 million, respectively.

The Company has reflected $0.7 million and $(0.5) million of its capital expenditures as a non-cash increase and decrease in accounts payable and accrued liabilities for the years ended December 31, 2012 and 2011, respectively.

17. Derivative Instruments

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$545	$694
Foreign exchange contracts	Other assets	142	94
Total derivatives designated as hedging instruments under ASC 815		687	788
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	433	15
Total asset derivatives		$1,120	$803

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2012	2011
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$191	$309
Natural gas contracts	Accounts payable and accrued liabilities	360	1,286
Foreign exchange contracts	Accrued pension and other liabilities	61	26
Natural gas contracts	Accrued pension and other liabilities	—	209
Total derivatives designated as hedging instruments under ASC 815		612	1,830
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	34	140
Total liability derivatives		$646	$1,970

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the years ended December 31, 2012 and 2011, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	December 31
(Dollars in thousands)	2012	2011
Accumulated OCI derivative loss at January 1	$1,359	$2,526
Effective portion of changes in fair value	(338)	1,269
Reclassifications from accumulated OCI derivative loss to earnings	(1,065)	(2,361)
Foreign currency translation	(30)	(75)
Accumulated OCI derivative (gain) loss at December 31	$(74)	$1,359

Derivatives in ASC 815 Cash Flow Hedging Relationships:

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	December 31,
(Dollars in thousands)	2012	2011	2010
Foreign Exchange Contracts	$(612)	$22	$(994)
Natural Gas Contracts	274	1,247	1,820
Total	$(338)	$1,269	$826

Derivatives in ASC 815 Cash Flow Hedging Relationships:

		Amount of Gain or (Loss)
		Reclassified from Accumulated
	Location of Gain or	OCI in Income (Effective Portion)
	(Loss) Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2012	2011	2010
Foreign Exchange Contracts	Cost of products sold (excluding depreciation)	$530	$(290)	$465
Currency Swap	Interest expense	—	—	(121)
Natural Gas Contracts	Cost of products sold (excluding depreciation)	(1,595)	(2,071)	(1,666)
Total		$(1,065)	$(2,361)	$(1,322)

Derivatives in ASC 815 Cash Flow Hedging Relationships:

		Amount of Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
	Location of	Effectiveness Testing)
	Loss Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2012	2011	2010
Foreign Exchange Contracts	Other expense – net	$(30)	$(75)	$(6)
Total		$(30)	$(75)	$(6)

Assuming market rates remain constant with the rates at December 31, 2012, a loss of $0.5 million is expected to be recognized in earnings over the next 12 months.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31,
(in thousands except for mmbtu)	2012	2011	2010
Natural gas contracts (mmbtu)	235,000	700,000	985,000
Foreign exchange contracts	$42,399	$35,304	$20,727

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under ASC 815:

		Amount of (Gain) Loss
		Recognized in Income on
	Location of	Derivatives
	Gain (Loss) Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2012	2011	2010
Foreign Exchange Contracts *	Other expense - net	$963	$(189)	$(234)
Total		$963	$(189)	$(234)

*As of December 31, 2012, 2011 and 2010, these foreign exchange contracts were entered into and settled during the respective periods.

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

18. Contingencies

ADA-ES.  On March 20, 2007, the Company and ADA-ES entered into a Memorandum of Understanding (MOU) providing for cooperation between the companies to attempt to jointly market powdered activated carbon (PAC) to the electric power industry for the removal of mercury from coal fired power plant flue gas.  The MOU provided for commissions to be paid to ADA-ES in respect of product sales.  The Company terminated the MOU effective as of August 24, 2007 for convenience.  Neither party had entered into sales or supply agreements with prospective customers as of that date.  On March 3, 2008, the Company entered into a supply agreement with a major U.S. power generator for the sale of powdered activated carbon products with a minimum purchase obligation of approximately $55 million over a 5 year period.  ADA-ES claimed that it is entitled to commissions over the course of the 5 year contract, which the Company denies.  On September 29, 2008, the Company filed suit in the United States District Court for the Western District of Pennsylvania for a declaratory judgment from the Court that the Company has no obligation to pay ADA-ES commissions related to this contract or for any future sales made after August 24, 2007.  The Company was countersued alleging breach of contract.  A jury trial was concluded in July 2010 and the Company received an adverse jury verdict determining that it breached its contract with ADA-ES by failing to pay commissions on sales of PAC to the mercury removal market.  The jury awarded $3.0 million for past damages and $9.0 million in a lump sum for future damages.  On December 21, 2010, the Company reached a settlement agreement with ADA-ES and paid ADA-ES $7.2 million in return for the satisfaction of the verdict.  The Company recognized litigation expense of $6.7 million for the year ended December 31, 2010 related to this matter in the Activated Carbon and Service segment.

For Your Ease Only (“FYEO”).  In 2002, the Company was sued by FYEO.  The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (“the ‘628 Patent”).  FYEO and the Company were competitors in the sale of jewelry boxes through a common retailer.  In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent.  FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer.  The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office.  That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008.  The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit.  The Patent Trademark Office issued a re-examination certificate on August 25, 2009.  The stay on litigation was lifted.  In addition, in 2007, while litigation between

FYEO and Calgon was stayed, FYEO obtained a default judgment against Mark Schneider and Product Concepts Company (which had a prior contractual relationship with the Company in connection with the jewelry box business).  FYEO attempted to collect their default judgment against the Company. Thereafter, FYEO’s claim on the collection of the default judgment went to trial in 2009 and was rejected, in a determination that the Company had no continuing obligation to Schneider or Product Concepts. FYEO appealed that ruling, to the Seventh Circuit Court of Appeals. The Company and FYEO entered into a binding term sheet to settle these cases on December 31, 2010 for $4.3 million.  The Company recognized litigation expense of $3.3 million for the year ended December 31, 2010. These litigation contingencies are recorded in the Consumer segment. Under the terms of the settlement, the Company paid FYEO in January 2011.  The Company has liquidated its existing inventory and exited the anti-tarnish jewelry organizer business as of December 31, 2011 in accordance with the agreement.

Waterlink.  In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At December 31, 2012 and December 31, 2011, the balance recorded as a component of current liabilities was $1.4 million and $2.0 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is reasonably possible that a further change in the estimate of this obligation will occur as remediation progresses.  The Company incurred $0.6 million, $0.7 million, and $0.1 million of environmental remediation costs for the years ended December 31, 2012, 2011 and 2010, respectively. A $1.3 million reduction of the liability was recorded in the Activated Carbon and Service segment for the year ended December 31, 2011 related to a change in the estimate of the obligation that occurred during the year.  The change in estimate was as a result of a more definitive environmental assessment and review of the current technology available to the Company to remediate the property.  Remediation activities are currently expected to be completed by the end of 2014.

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

The Company is both a domestic producer, exporter from China (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.), and a U.S. importer of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

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

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors as published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate.  The Company has received the $1.6 million as of December 31, 2012.

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

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, Commerce calculated antidumping margins for the mandatory respondents it examined ranging from $0.44/kg. (Jacobi Carbons AB and its affiliates) to $2.11/kg. (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an antidumping margin of $1.04/kg. for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 antidumping margin for Datong Juqiang Activated Carbon Co., Ltd.   The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data started in 2012 and will continue in the first quarter of 2013.  The Commerce Department’s preliminary results in POR V likely will be announced in May 2013, with the final results likely to follow in late October or November 2013.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  Affirmative determinations by both agencies are necessary to continue the order.  The Company, and two other U. S. producers of activated carbon, participated in this review to support continuation of the anti-dumping order for an additional five years.  The Company believes that the continuation of the anti-dumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

On June 4, 2012 the ITC voted unanimously to conduct a full review of the anti-dumping order.  As a result, the agency utilized a process similar to its original injury investigation, where the agency distributed detailed questionnaires to gather information for its investigation from domestic producers, foreign producers, U.S. importers, and purchasers, and conducted a hearing on December 18, 2012.  The Company and the two other U.S. producers of activated carbon, as well as a U.S. importer of activated carbon, participated in the hearing.  Based on the information gathered by the agency during its review, the ITC reached an affirmative determination on February 8, 2013.  The ITC voted unanimously in favor of this determination.  As a result, the antidumping order will be continued for an additional five years.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions.  There were no additional amounts received by the Company the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports have been on hold while the POR I final results for certain exporters have been under appeal.  All POR I appeals have been resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  Because the Company imported subject activated carbon during the time period in POR I when the CDSOA was in effect (October 11, 2006 to September 30, 2007), and because these duties were subject to litigation on December 8, 2010, the Company expects to receive 59.57% of the final anti-dumping tariffs collected on its entries returned to the Company as CDSOA distributions The Company received $1.8 million in December 2012 related to the CDSOA distributions of which $1.5 million was reflected within the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012.

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

The Company cannot predict with any certainty the probable outcome of this matter. The Company accrued $2.0 million as its estimate of potential loss related to civil penalties as of December 31, 2010. In the second quarter of 2012, the Company recorded a reduction of $0.2 million to this estimate.  Since April 2012, the Company and the EPA have continued to negotiate the issues. In November 2012 the parties met and agreed in principal to a total civil penalty of $1.6 million.  The EPA is currently drafting a consent decree.  The Company expects to sign a consent decree in early 2013.

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

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards.  Estimated costs for thermal treatment of soils are $7.5 million to $8 million. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  In January 2013, management filed a claim with its insurance carrier to recover damages for both property and business interruption related to this event.  The Company cannot estimate the amount that may be recoverable from insurance, if any.

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

19. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2012	2011	2010
Net income available to common shareholders	$23,272	$39,224	$34,850
Weighted Average Shares Outstanding
Basic	56,304,636	56,243,015	55,866,552
Effect of Dilutive Securities	530,924	750,933	875,725
Diluted	56,835,560	56,993,948	56,742,277

Basic net income per common share	$0.41	$0.70	$0.62
Diluted net income per common share	$0.41	$0.69	$0.61

For the years ended December 31, 2012, 2011 and 2010, there were 341,277; 131,890; and 206,690 options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

20. Segment Information

The Company’s management has identified three segments based on the product line and associated services. Those segments include Activated Carbon and Service, Equipment, and Consumer. The Company’s chief operating decision maker, its chief executive officer, receives and reviews financial information in this format. The Activated Carbon and Service segment manufactures granular activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air. This segment also consists of services related to activated carbon including reactivation of spent carbon and the leasing, monitoring, and maintenance of carbon fills at customer sites. The service portion of this segment also includes services related to the Company’s ion exchange technologies for treatment of groundwater and process streams. The Equipment segment provides solutions to customers’ air and water process problems through the design, fabrication, and operation of systems that utilize the Company’s enabling technologies:  ballast water, ultraviolet light, advanced ion exchange separation, and carbon adsorption.  The Consumer segment supplies activated carbon for use in military, industrial, and medical applications.  Intersegment net sales are not material.  The following segment information represents the results of operations:

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Net sales
Activated Carbon and Service	$485,755	$486,468	$427,713
Equipment	66,050	46,274	46,010
Consumer	10,450	8,730	8,618
Consolidated net sales	$562,255	$541,472	$482,341

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Income (loss) from operations before amortization and restructuring charges
Activated Carbon and Service	$49,328	$65,030	$50,994
Equipment	702	(3,504)	694
Consumer	2,010	(2,537)	(3,430)
	$52,040	$58,989	$48,258
Reconciling items:
Amortization	(1,968)	(1,757)	(1,954)
Restructuring charges (Note 2)	(10,211)	—	—
Interest income	35	467	352
Interest expense	(80)	—	(29)
Gain on acquisitions	—	—	2,666
Other expense - net	(2,480)	(1,309)	(1,395)
Consolidated income before income taxes and equity in income of equity investments	$37,336	$56,390	$47,898

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Depreciation
Activated Carbon and Service	$22,578	$20,959	$18,590
Equipment	1,352	1,332	1,296
Consumer	422	289	242
	$24,352	$22,580	$20,128
Amortization	1,968	1,757	1,954
Consolidated depreciation and amortization	$26,320	$24,337	$22,082

	December 31
(Dollars in thousands)	2012	2011	2010
Total assets
Activated Carbon and Service	$510,550	$493,793	$441,415
Equipment	60,191	53,216	49,860
Consumer	7,028	5,981	10,288
Consolidated total assets	$577,769	$552,990	$501,563

	Year Ended December 31
(Dollars in thousands)	2012		2011		2010
Expenditures for Long-Lived Assets
Activated Carbon and Service	$56,291		$68,533		$43,862
Equipment	550		752		2,204
Consumer	385		1,103		1
Consolidated property, plant and equipment expenditures	$57,226	(1)	$70,388	(2)	$46,067	(3)

(1)         Includes $1.5 million which is included in accounts payable and accrued liabilities at December 31, 2012.

(2)         Includes $2.2 million which is included in accounts payable and accrued liabilities at December 31, 2011.

(3)         Includes $1.7 million which is included in accounts payable and accrued liabilities at December 31, 2010.

Net Sales by Product

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Carbon products	$465,885	$466,046	$406,039
Capital equipment	61,588	40,650	36,765
Equipment leasing	13,886	14,815	14,454
Carbon cloth products	10,422	7,868	6,923
Spare parts	4,462	5,624	9,245
Home consumer products	28	862	1,695
Other services	5,984	5,607	7,220
Consolidated net sales	$562,255	$541,472	$482,341

Geographic Information

	Year Ended December 31
(Dollars in thousands)	2012	2011	2010
Net sales
United States	$261,167	$254,953	$258,840
Japan	71,141	73,335	47,639
United Kingdom	37,991	32,948	29,298
France	21,456	20,302	15,445
South Korea	20,178	12,546	5,332
Germany	20,120	20,513	18,446
Canada	17,861	19,986	15,451
China	15,179	10,369	10,637
Singapore	10,380	6,661	4,090
Belgium	10,112	11,419	8,792
Netherlands	6,009	6,861	7,491
Hong Kong	5,969	3,240	2,015
Mexico	4,992	4,856	5,893
Switzerland	4,683	3,324	3,240
Denmark	4,142	4,178	2,680
Other	50,875	55,981	47,052
Consolidated net sales	$562,255	$541,472	$482,341

Net sales are attributable to countries based on location of customer.

	December 31
(Dollars in thousands)	2012	2011	2010
Long-lived assets
United States	$161,806	$133,176	$119,981
Belgium	66,077	64,051	43,547
China	17,864	19,319	9,276
United Kingdom	8,654	8,043	4,427
Japan	7,908	9,152	7,789
Canada	474	653	1,642
Singapore	106	135	148
Denmark	53	—	—
Brazil	36	—	—
Germany	15	20	24
Consolidated long-lived assets	$262,993	$234,549	$186,834

21. Related Party Transactions

Net sales to related parties primarily reflect sales of activated carbon products to equity investees.  On March 31, 2010, the Company increased its ownership percentage in CCJ from 49% to 80% (Refer to Note 3), and began consolidating CCJ within the Company’s financial statements.  Related party sales transactions were $3.4 million for the year ended December 31, 2010 included in the Activated Carbon and Service segment.

22. Government Grants

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

On June 20, 2011, the Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  As of December 31, 2012, the Company received $0.3 million of the grant and recognized $0.2 million as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheet and $0.1 million as a reduction to research and development expenses on its consolidated statement of comprehensive income.

On December 7, 2007, the Company was also awarded two separate grants from the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros.   As of December 31, 2012, the Company received 0.5 million Euros of the grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheet.  The Company received an additional 0.7 million Euros in January 2013.

QUARTERLY FINANCIAL DATA — UNAUDITED

	2012				2011
(Thousands except per share data)	1stQuarter	2nd Quarter	3rd Quarter(1)	4th Quarter(2)	1stQuarter	2nd Quarter(3)	3rd Quarter(4)	4th Quarter(5)
Net sales	$136,608	$148,403	$135,467	$141,777	$124,380	$135,298	$143,594	$138,200
Net sales less cost of products sold (excluding depreciation)	$42,782	$45,947	$36,923	$44,221	$41,391	$44,434	$48,564	$42,699
Net income (loss)	$7,738	$10,884	$(4,453)	$9,103	$8,477	$11,291	$14,515	$4,941

Common Stock Data:
Basic:
Net income (loss) per common share	$0.14	$0.19	$(0.08)	$0.16	$0.15	$0.20	$0.26	$0.09

Diluted:
Net income (loss) per common share	$0.14	$0.19	$(0.08)	$0.16	$0.15	$0.20	$0.25	$0.09

Average common shares outstanding
Basic	56,512	56,639	56,682	55,390	56,124	56,188	56,275	56,381
Diluted	57,124	57,190	57,197	55,837	56,893	57,054	56,983	57,032

(1)  Includes an $8.0 million, pre-tax, restructuring charge and a $1.7 million multi-employer plan charge (Refer to Notes 2 and 13 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).  Also includes a $1.7 million charge related to an agreement with the Company’s former Chief Executive Officer.

(2) Includes a $2.2 million, pre-tax, restructuring charge (Refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).

(3)  Includes a $1.3 million, pre-tax, reduction in an environmental liability )Refer to Note 18 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).

(4) Includes $2.8 million of net earnings related to a reversal of net uncertain tax positions (Refer to Note 14 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).

(5)  Includes a $2.2 million charge for an employee separation, $1.7 million of expense related to equipment failures during the Company’s start-up of its new reactivation facilities in Europe and Asia, and an unfavorable impact of $1.7 million related to a higher proportion of sales of outsourced products in Japan at lower margins.

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

Changes in Internal Control

In the fourth quarter of 2012, there have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors (Proposal 1),” “Executive Officers,” and “Corporate Governance” included in the Coporate Governance section of the Company’s Proxy Statement for the 2013 Annual Meeting of its Shareholders.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2013 Annual Meeting of its Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table sets forth information as of December 31, 2012 concerning common stock issuable under the Company’s equity compensation plans.

Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation plans
	upon exercise of outstanding options,	price of outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	827,285	$12.21	805,730
Equity compensation plans not approved by security holders	—	—	49,490	(1)
Total	827,285	$12.21	855,220

(1) On December 31, 2012 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005.  The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees.  Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account.  Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company.  On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable.  Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable.  The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2013 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors (Proposal 1)” and “Corporate Governance” in the Company’s Proxy Statement for the 2013 Annual Meeting of its Shareholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Certain Fees” in the Company’s Proxy Statement for the 2013 Annual Meeting of its Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules:

A.    Financial Statements and Reports of Independent Registered Public Accounting Firm

(see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B. Financial Statements Schedules for the years ended December 31, 2012, 2011, and 2010

II — Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011, and 2010

C.  The Exhibit Listed in the Accompanying Exhibit Index are Filed, Furnished or Incorporated by Reference as Part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 27, 2013; such reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calgon Carbon Corporation
By	/s/ RANDALL S. DEARTH
Randall S. Dearth
President and Chief Executive Officer
February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ RANDALL S. DEARTH	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
Randall S. Dearth

/S/ STEVAN R. SCHOTT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013
Stevan R. Schott

/S/ SETH E. SCHOFIELD	Chairman	February 27, 2013
Seth E. Schofield

/S/ J. RICH ALEXANDER	Director	February 27, 2013
J. Rich Alexander

/S/ ROBERT W. CRUICKSHANK	Director	February 27, 2013
Robert W. Cruickshank

/S/ WILLIAM J. LYONS	Director	February 27, 2013
William J. Lyons

/S/ WILLIAM R. NEWLIN	Director	February 27, 2013
William R. Newlin

/S/ JULIE S. ROBERTS	Director	February 27, 2013
Julie S. Roberts

/S/ TIMOTHY G. RUPERT	Director	February 27, 2013
Timothy G. Rupert

The following should be read in conjunction with the previously referenced financial statements:

Schedule II

Valuation and Qualifying Accounts

(Thousands)

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2012
Allowance for doubtful accounts	$1,200	$464	$(302)	$1,362

Year ended December 31, 2011
Allowance for doubtful accounts	1,743	215	(758)	1,200

Year ended December 31, 2010
Allowance for doubtful accounts	1,971	403	(631)	1,743

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2012
Income tax valuation allowance	$—	$1,146	$—	$1,146

Year ended December 31, 2011
Income tax valuation allowance	—	—	—	—

Year ended December 31, 2010
Income tax valuation allowance	3,495	—	(3,495)	—

C. Exhibit Index

Page
3.1	Restated Certificate of Incorporation	(a)
3.2	Amended and Restated By-laws of the Company	(b)
4.1	Rights Agreement, dated as of January 27, 2005	(c)
4.2	Amendment No. 1 to Rights Agreement by and between Calgon Carbon Corporation and Registrar and Transfer Company dated December 18, 2012	(d)
10.1*	Calgon Carbon Corporation 2008 Equity Incentive Plan	(e)
10.2*	1993 Non-Employee Directors’ Stock Option Plan, as amended	(f)
10.3*	1997 Directors’ Fee Plan	(g)
10.4*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as amended	(h)
10.3	First Amended and Restated Credit Agreement, dated November 17, 2011	(i)
10.4*	Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono, dated February 5, 2010	(j)
10.5*	Employment Agreement between Calgon Carbon Corporation and Robert P. O’Brien, dated February 5, 2010	(k)
10.6*	Employment Agreement between Calgon Carbon Corporation and Richard D. Rose, dated February 5, 2010	(l)
10.7*	Employment Agreement between Calgon Carbon Corporation and James A. Sullivan, dated February 5, 2010	(m)
10.8*	Employment Agreement between Calgon Carbon Corporation and Stevan R. Schott, dated February 14, 2011	(n)
10.9	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010	(o)
10.10	Form of Indemnification Agreement, dated February 25, 2010	(p)
10.11	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010	(q)
10.12

Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010

(r)
10.13	Contract Amendment Document by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation, dated March 31, 2011	(s)
10.14*	Employment Contract and Confirmation Letters by and between Chemviron Carbon, Belgian branch of Calgon Carbon Corporation and Reinier Keijzer, dated October 1, 2007	(t)
10.15*	Letter of Appointment by and between Calgon Carbon Asia Pte. Ltd. and Allan Singleton, dated September 21, 2011 and effective October 1, 2011	(u)
10.16*	Agreement on Future Continuation of UK Employment Contract by and between Chemviron Carbon Limited and Allan Singleton, dated September 21, 2011	(v)
10.17*	English translation of the Termination Agreement by and between Calgon Carbon Corporation, with its Belgian branch, Chemviron Carbon, and C.H.S. (Kees) Majoor, dated as of December 29, 2011	(w)
10.18

Service Contract for the Supply, Placement, Removal and Thermal Reactivation of Granular Activated Carbon by and between Calgon Carbon Corporation and the City of Phoenix, Arizona entered into on March 9, 2012

(x)
10.19*	Form of Amendment #1 to Employment Agreement	(y)
10.20*	Offer Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012	(z)
10.21*	Director Compensation Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012	(aa)
10.22*	Employment Agreement by and between Calgon Carbon Corporation and Randall S. Dearth to be effective August 1, 2012	(bb)
10.23*	Confidential Separation Agreement and Release by and between Calgon Carbon Corporation and John S. Stanik dated as of July 31, 2012	(cc)
10.24*	Agreement for Consulting Services by and between Calgon Carbon Corporation and John S. Stanik dated as of July 31, 2012	(dd)
10.25	Letter Agreement Regarding Fixed Dollar Accelerated Share Repurchase Transaction, by and between Morgan Stanley & Co. LLC and Calgon Carbon Corporation dated November 20, 2012	(ee)
14.1	Code of Business Conduct and Ethics	Filed herewith

21.0

The wholly owned subsidiaries of the Company at December 31, 2012 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., an Ontario corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Limited, a United Kingdom corporation; Sutcliffe Speakman Limited, a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Limited, a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation, Chemviron Carbon AB, a Swedish corporation; Calgon Carbon (Tianjin) Co., Limited., a Chinese corporation; Datong Carbon Corporation, a Chinese corporation; Calgon Carbon Asia PTE Limited, a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; Hyde Marine, Inc., an Ohio corporation, Calgon Carbon (Suzhou) Co., Ltd., a Chinese corporation; Calgon Carbon Hong Kong Limited, a Hong Kong corporation; Calgon Carbon Japan KK, a Japanese corporation; Calgon Carbon Holdings, LLC , a Delaware limited liability company; Calgon Carbon Mexico S. de R.L. de C.V., a Mexican corporation ; Calgon Carbon Payco S. de R.L. de C.V., a Mexican corporation; Calgon Carbon Sistemas de Filtração Importação e Exportação Ltda., a Brazilian corporation and 20% of Calgon Carbon (Thailand) Company Limited, a Thailand corporation

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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed for the fiscal quarter ended June 30, 2009 (File No. 001-10776).
(b)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed December 19, 2011 (File No. 001-10776).
(c)	Incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-10776).
(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed December 21, 2012 (File No. 001-10776).
(e)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 15, 2008 (File No. 001-10776).
(f)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005 (File No. 001-10776).
(g)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2010 (File No. 001-10776).

(h)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2005 (File No. 001-10776).
(i)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed November 21, 2011 (File No. 001-10776).
(j)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(k)	Incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(l)	Incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(m)	Incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(n)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed February 15, 2011 (File No. 001-10776).
(o)	Incorporated herein by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed for the fiscal year ended December 31, 2009 (File No. 001-10776).
(p)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 3, 2010 (File No. 001-10776).
(q)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 1, 2010 (File No. 001-10776).
(r)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed April 1, 2010 (File No. 001-10776).
(s)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 4, 2011 (File No. 001-10776).
(t)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 20, 2011 (File No. 001-10776).
(u)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed October 20, 2011 (File No. 001-10776).
(v)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed October 20, 2011 (File No. 001-10776).
(w)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed January 4, 2012 (File No. 001-10776).
(x)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 14, 2012 (File No. 001-10776).
(y)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 15, 2012 (File No. 001-10776).
(z)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(aa)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(bb)	Incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(cc)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 3, 2012 (File No. 001-10776).
(dd)	Incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed August 3, 2012 (File No. 001-10776).
(ee)	Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed November 21, 2012 (File No. 001-10776).

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.