Form 10-Q
period 2013-03-31
CALGON CARBON CORPORATION
filed 2013-05-08
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $.01 par value per share	54,092,954 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2013

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on Form 10-Q and in the Company’s most recent Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Although our management considers these expectations to be reasonable they involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are higher energy and raw material costs, costs of imports and related tariffs, labor relations, availability of capital, environmental requirements as they relate both to our operations and to our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K. The forward-looking statements included in this Quarterly Report on Form 10-Q are based solely on information currently available to the Company and speak only as of the date of this report.  We do not assume any obligation and do not intend to update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by the securities laws, and we caution you not to rely on them unduly.

I N D E X

CERTIFICATIONS

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2012, as filed with the Securities and Exchange Commission by the Company on Annual Report on Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first three months of 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$135,040	$136,608

Cost of products sold (excluding depreciation)	92,415	93,826
Depreciation and amortization	6,747	6,513
Selling, general and administrative expenses	19,526	22,202
Research and development expenses	1,402	1,744
Restructuring (Note 1)	(24)	—
Litigation and other contingencies	—	153
	120,066	124,438

Income from operations	14,974	12,170

Interest income	124	18
Interest expense	(177)	(25)
Other expense — net	(828)	(251)

Income before income tax provision	14,093	11,912

Income tax provision	4,279	4,174

Net income	9,814	7,738

Other comprehensive income (loss), net of tax (Note 5)
Foreign currency translation	(6,288)	1,994
Derivatives	574	127
Employee benefit plans	(378)	(558)

Comprehensive income	$3,722	$9,301

Net income per common share
Basic	$0.18	$0.14
Diluted	$0.18	$0.14

Weighted average shares outstanding
Basic	53,620,349	56,512,227
Diluted	54,200,210	57,124,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share and Per Share Data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,554	$18,161
Receivables (net of allowance of $1,447 and $1,362)	110,864	101,918
Revenue recognized in excess of billings on uncompleted contracts	11,143	14,680
Inventories	105,581	107,166
Deferred income taxes — current	16,169	17,317
Other current assets	12,189	13,964
Total current assets	270,500	273,206

Property, plant and equipment, net	262,078	262,993
Intangibles, net	6,990	7,388
Goodwill	26,354	27,030
Deferred income taxes — long-term	3,579	3,558
Other assets	3,396	3,594
Total assets	$572,897	$577,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,231	$76,214
Restructuring reserve (Note 1)	1,164	3,226
Billings in excess of revenue recognized on uncompleted contracts	5,833	3,865
Payroll and benefits payable	9,259	10,114
Accrued income taxes	1,545	2,666
Short-term debt	16,107	19,565
Total current liabilities	99,139	115,650

Long-term debt	48,053	44,408
Deferred income taxes — long-term	12,306	12,379
Accrued pension and other liabilities	56,050	54,035

Total liabilities	215,548	226,472

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 56,644,575 and 56,450,632 shares issued	566	564
Additional paid-in capital	171,266	168,599
Retained earnings	280,325	270,511
Accumulated other comprehensive loss	(22,619)	(16,527)
	429,538	423,147
Treasury stock, at cost, 6,435,765 and 6,415,176 shares	(72,189)	(71,850)

Total shareholders’ equity	357,349	351,297

Total liabilities and shareholders’ equity	$572,897	$577,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$9,814	$7,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,747	6,513
Employee benefit plan provisions	876	936
Stock-based compensation	946	622
Deferred income tax expense	740	1,146
Restructuring (Note 1)	(24)	—
Restructuring cash payments (Note 1)	(2,616)	—
Changes in assets and liabilities-net of effects from foreign exchange:
(Increase) decrease in receivables	(13,361)	2,834
Increase in inventories	(1,588)	(5,767)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	5,300	(4,212)
Decrease in accounts payable and accrued liabilities	(9,845)	(4,009)
Pension contributions	(456)	(397)
Other items — net	2,855	(238)
Net cash (used in) provided by operating activities	(612)	5,166

Cash flows from investing activities
Proceeds from sale of business (Note 1)	642	—
Capital expenditures	(10,617)	(11,811)
Government grants received	1,693	215
Net cash used in investing activities	(8,282)	(11,596)

Cash flows from financing activities
Japanese Revolving credit facility borrowings — short-term (Note 10)	—	1,694
Japanese Revolving credit facility repayments — short-term (Note 10)	(1,090)	(7,712)
U.S. Revolving credit facility borrowings — long term (Note 10)	28,200	21,600
U.S. Revolving credit facility repayments — long term (Note 10)	(24,550)	(9,600)
Proceeds of debt obligations	173	—
Reductions of debt obligations	(901)	(776)
Treasury stock purchased	(339)	(418)
Common stock issued	1,572	421
Excess tax benefit from stock-based compensation	—	(68)
Net cash provided by financing activities	3,065	5,141

Effect of exchange rate changes on cash and cash equivalents	2,222	(496)

Decrease in cash and cash equivalents	(3,607)	(1,785)
Cash and cash equivalents, beginning of period	18,161	13,574
Cash and cash equivalents, end of period	$14,554	$11,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.              Restructuring

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.  As a part of this strategy, the Company permanently closed, and later sold, its Datong, China manufacturing facility and reduced headcount.  The Company will also consolidate operations at certain locations, temporarily idle in mid 2013 a reactivation facility in Blue Lake, California, and evaluate non-core businesses for potential divestiture.

The Company recorded $0.6 million of restructuring charges for the period ended March 31, 2013 which were all within the Activated Carbon and Service segment.  The Company also recorded a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China for the period ended March 31, 2013 which was in the Activated Carbon and Service segment.  The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  The remaining restructuring cash outlays are expected to be made in 2013.

The following table summarizes the activity in the restructuring reserve for the period ended March 31, 2013:

(Thousands, except number of employees)	Employee Termination Benefits	Gain on Sale	Other	Total Restructuring Activity	Employees
Accrual at December 31, 2012	$3,226	$—	$—	$3,226	67
Restructuring charges (income)	462	(578)	92	(24)	3
Payments	(2,524)	—	(92)	(2,616)	(54)
Non-cash charges	—	578	—	578	—
Accrual at March 31, 2013	$1,164	$—	$—	$1,164	16

2.   Inventories

	March 31, 2013	December 31, 2012

Raw materials	$30,721	$29,353
Finished goods	74,860	77,813
	$105,581	$107,166

Inventories are recorded net of reserves of $1.7 million and $1.8 million for obsolete and slow-moving items at March 31, 2013 and December 31, 2012, respectively.

3.   Supplemental Cash Flow Information

Cash paid for interest during the three months ended March 31, 2013 and 2012 was $0.3 million and $0.1 million, respectively.  Income taxes paid, net of refunds, for the three months ended March 31, 2013 and 2012, was $2.1 million and $0.8 million, respectively.

The Company has reflected $0.1 million and $(0.6) million of its capital expenditures as a non-cash increase and decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2013 and 2012, respectively.

4.              Dividends

The Company’s Board of Directors did not declare or pay a dividend for the three months ended March 31, 2013 and 2012.

5.              Accumulated Other Comprehensive Loss

The following table provides details on the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the period ended March 31, 2013:

	Foreign			Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
(Dollars in thousands)	Adjustments	Adjustments	Derivatives	Loss
Balance at December 31, 2012	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income (loss) before reclassifications	(7,320)	181	549	(6,590)
Amounts reclassified from other comprehensive income (loss)	1,032	(559)	25	498
Net current-period other comprehensive income (loss)	(6,288)	(378)	574	(6,092)
Balance at March 31, 2013	$10,810	$(34,096)	$667	$(22,619)

The following table provides details on amounts reclassified out of each component of accumulated other comprehensive loss for the period ended March 31, 2013:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss (1)	Where Net Income is Presented
Derivatives (Note 7)
Foreign Exchange Contracts	$(170)	Cost of products sold (excluding depreciation)
Natural Gas Contracts	214	Cost of products sold (excluding depreciation)
	44	Total before tax
	(19)	Tax expense
	$25	Net of tax

Pension Benefit Adjustments (Note 11)
Prior-service costs	$(19)	(2)
Actuarial losses	(885)	(2)
	(904)	Total before tax
	345	Tax benefit
	$(559)	Net of tax

Foreign Currency Translation Adjustments
Sale of foreign subsidiary (Note 1)	$1,032	Restructuring (3)
	1,032	Total before tax
	—	Tax (expense) or benefit
	$1,032	Net of tax

Total reclassifications for the period	$498	Net of tax

(1)   Amounts in parentheses indicate reductions to income/increases to losses.

(2)   These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

(3)   The adjustment for 2013 relates to the Company’s sale of its activated carbon manufacturing facility in Datong, China.

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax expense associated with the Company’s pension benefits included in accumulated other comprehensive loss was $20.3 million and $20.0 million at March 31, 2013 and December 31, 2012, respectively.  The income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive loss was $(0.4) million and $(29) thousand at March 31, 2013 and December 31, 2012, respectively.

The income tax expense (benefit) associated with foreign currency translation included in other comprehensive loss was $0.2 million and $(0.1) million, for the three months ended March 31, 2013 and 2012, respectively. The income tax expense (benefit) associated with the Company’s pension benefits included in other comprehensive loss was $(0.3) million and $(0.3) million for the three months ended March 31, 2013 and 2012, respectively. The income tax expense (benefit) associated with the Company’s derivatives included in other comprehensive loss was $0.4 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended
	March 31,
	2013	2012
Net sales
Activated Carbon and Service	$118,897	$117,237
Equipment	13,908	16,118
Consumer	2,235	3,253
	$135,040	$136,608
Income from operations before depreciation, amortization, and restructuring
Activated Carbon and Service	$20,899	$17,303
Equipment	393	532
Consumer	405	848
	21,697	18,683
Depreciation and amortization
Activated Carbon and Service	5,908	5,773
Equipment	677	581
Consumer	162	159
	6,747	6,513
Income from operations before restructuring	14,950	12,170

Reconciling items:
Restructuring (Note 1)	24	—
Interest income	124	18
Interest expense	(177)	(25)
Other expense — net	(828)	(251)
Income before income tax provision	$14,093	$11,912

	March 31, 2013	December 31, 2012
Total Assets
Activated Carbon and Service	$508,568	$510,550
Equipment	58,413	60,191
Consumer	5,916	7,028
Consolidated total assets	$572,897	$577,769

7.   Derivative Instruments

The Company’s corporate and foreign subsidiaries use foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations.  The Company also uses cash flow hedges to limit the exposure to changes in natural gas prices.  The natural gas forward contracts generally mature within one to eighteen months.  The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties.  In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts. The Company does not currently offset derivative positions on these contracts.  The Company accounts for its derivative instruments under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”

The fair value of outstanding derivative contracts recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

		March 31,	December 31,
Asset Derivatives	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$1,045	$545
Natural gas contracts	Other current assets	5	—
Foreign exchange contracts	Other assets	132	142

Total derivatives designated as hedging instruments under ASC 815		1,182	687

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	424	433

Total asset derivatives		$1,606	$1,120

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

		March 31,	December 31,
Liability Derivatives	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$58	$191
Natural gas contracts	Accounts payable and accrued liabilities	83	360
Foreign exchange contracts	Accrued pension and other liabilities	9	61

Total derivatives designated as hedging instruments under ASC 815		150	612

Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	40	34

Total liability derivatives		$190	$646

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

The use of derivatives exposes the Company to the risk that a counterparty may default on a derivative contract.  The aggregate fair value of the Company’s derivative instruments in asset positions as of March 31, 2013 was $1.6 million, representing the maximum loss that the Company would recognize at that date if all counterparties failed to perform as contracted. The Company has entered into master agreements with counterparties for its foreign exchange contracts that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract. The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

The gross and net amounts of derivative assets and liabilities were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,606	$190	$1,120	$646
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives — foreign currency contracts	(107)	(107)	(286)	(286)
Net amount	$1,499	$83	$834	$360

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three month periods ended March 31, 2013 and 2012, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

Three Months Ended
March 31, 2013
Accumulated OCI derivative gain January 1, 2013	$(75)
Effective portion of changes in fair value	(1,032)
Reclassifications from accumulated OCI derivative loss to earnings	(44)
Foreign currency translation	87
Accumulated OCI derivative gain at March 31, 2013	$(1,064)

	Amount of (Gain) or Loss
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2013	2012

Foreign Exchange Contracts	$(997)	$(210)
Natural Gas Contracts	(35)	433
Total	$(1,032)	$223

		Amount of (Gain) or Loss
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Cost of products sold (excluding depreciation)	$170	$20
Natural Gas Contracts	Cost of products sold (excluding depreciation)	(214)	(457)
Total		$(44)	$(437)

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) (2)
	Location of (Gain) or	Three Months Ended
Derivatives in ASC 815 Cash Flow	Loss Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Other expense — net	$87	$1
Natural Gas Contracts	Other expense — net	—	—
Total		$87	$1

(1)Assuming market rates remain constant with the rates at March 31, 2013, a gain of $0.9 million is expected to be recognized in earnings over the next 12 months.

(2)For the three months ended March 31, 2013 and 2012, the amount of loss recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	March 31,	December 31,
(in thousands except for mmbtu)	2013	2012
Natural gas contracts (mmbtu)	70,000	235,000
Foreign exchange contracts	$41,920	$42,399

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of (Gain) or Loss
		Recognized in Income on
		Derivatives
	Location of (Gain) or	Three Months Ended
Derivatives Not Designated as	Loss Recognized in	March 31,
Hedging Instruments Under ASC 815:	Income on Derivatives	2013	2012

Foreign Exchange Contracts *	Other expense - net	$(581)	$(705)
Total		$(581)	$(705)

*As of March 31, 2013 and 2012, these foreign exchange contracts were entered into and settled during the respective periods.

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

8.              Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At March 31, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.3 million and $1.0 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.1 million and $0.3 million of environmental remediation costs for the periods ended March 31, 2013 and 2012, respectively. Remediation activities are ongoing and are currently expected to be completed by the end of 2014.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2011, the Company is currently able to import activated carbon from Calgon Carbon (Tianjin) into the United States without posting a cash deposit.  As noted above, however, anti-dumping duties could be imposed on these shipments in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to a determination in 2013 finding that the anti-dumping duty order should remain in effect, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (“Customs”) will collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping.  If the actual amount of tariffs owed increases, Customs will require the U.S. importer to pay the difference, plus interest.  Conversely, if the tariff rate decreases, any difference will be refunded by Customs to the U.S. importer with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

Period of Review I: As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to Customs on entries made on or after October 11, 2006 through March 1, 2007.  From March 2, 2007 through March 29, 2007, the anti-dumping duty deposit rate was 78.89%.  From March 30, 2007 through April 8, 2007, the anti-dumping duty deposit rate was 69.54%.  Because of limits on the government’s legal authority to impose provisional duties on imports prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duty assessments.  For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at a rate of 69.54% ad valorem.

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors as published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company had received the $1.6 million as of December 31, 2012.

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

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  The Company does not expect any of the appeals to be successful.  However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents.  An initial decision from the court in the POR III appeal process is expected during the second or third quarter of 2013.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, Commerce calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.   The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon

Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data began in 2012 and the preliminary results of the Commerce Department’s review of POR V were announced on May 3, 2013. The Commerce Department calculated preliminary anti-dumping margins for the mandatory respondents that it examined ranging from $0.13 per pound (Ningxia Huahui Activated Carbon Co.) to $0.25 per pound (Jacobi Carbons AB and its affiliates), and as a result, it calculated a preliminary anti-dumping margin of $0.19 per pound for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  These preliminary margins are subject to change by the final determination, which will not be issued until early September 2013, and can be extended until early November 2013.

Sunset Review:  :  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  Affirmative determinations by both agencies are necessary to continue the order.  The Company, and two other U. S. producers of activated carbon, participated in this review to support continuation of the anti-dumping order for an additional five years.  The Company believes that the continuation of the anti-dumping order is appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company believes that the disciplining effect of the order plays an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company believes that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

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

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April of 2013.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

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

The Company accrued $2.0 million as its estimate of potential loss related to civil penalties as of December 31, 2010. In the second quarter of 2012, the Company recorded a reduction of $0.2 million to this estimate.  Since April 2012, the Company and the EPA have continued to negotiate the issues. In November 2012 the parties met and agreed in principal to a total civil penalty of $1.6 million.  The EPA is currently drafting a consent decree which the Company expects to sign in 2013.

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

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards.  Estimated costs for thermal treatment of soils are $7.5 million to $8 million. In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  In January 2013, management filed a claim with its insurance carrier to recover damages for both property and business interruption related to this event.  In March 2013, the Company settled its insurance claim and received $0.4 million from its insurance carrier and recorded it as a deduction to cost of products sold (excluding depreciation) for the three months ended March 31, 2013.

Accelerated Share Repurchase

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, the Company paid a purchase price of $50 million and received 3,276,002 shares in connection with the inception of the Program. The actual number of shares that the Company will repurchase under the Program will be determined based on a discount to the arithmetic mean of the volume-weighted average prices of the Company’s common stock for each observation date over the course of applicable calculation periods. The calculation period is expected to end no later than the end of September 2013. If the actual number of shares to be repurchased exceeds the number of shares previously delivered, the Company will receive a number of additional shares equal to such excess following the conclusion of the calculation period.  If the actual number of shares to be repurchased is less than the number of shares previously delivered, the Company will deliver shares equal to such excess following the conclusion of the calculation period.  The Company also retains the right to settle any such deficit in cash.  The Company’s outstanding common shares used to calculate earnings per share will be reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  As of the period ended March 31, 2013, the actual number of shares to be repurchased is estimated to be approximately 68,365 shares less than the shares that were previously delivered.  Accordingly, the Company has increased its number of basic and diluted shares outstanding by these shares.

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

9.              Goodwill & Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year. For purposes of the test, the Company has identified reporting units, as defined within ASC 350, “Intangibles — Goodwill and Other,” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.  The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2013 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total
Balance as of December 31, 2012	$20,310	$6,660	$60	$27,030
Restructuring (Note 1)	(419)	—	—	(419)
Foreign exchange	(221)	(36)	—	(257)

Balance as of March 31, 2013	$19,670	$6,624	$60	$26,354

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2013 and December 31, 2012, respectively.

		March 31, 2013
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(559)	$117
Customer Relationships	15.9 Years	10,450	(253)	(8,430)	1,767
Product Certification	5.4 Years	7,603	(11)	(4,224)	3,368
Unpatented Technology	18.4 Years	3,183	—	(2,258)	925
Licenses	20.0 Years	964	41	(192)	813
Total	13.0 Years	$22,876	$(223)	$(15,663)	$6,990

		December 31, 2012
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount
Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(548)	$128
Customer Relationships	15.9 Years	10,450	(223)	(8,311)	1,916
Product Certification	5.4 Years	7,369	(3)	(3,917)	3,449
Unpatented Technology	18.4 Years	3,183	—	(2,191)	992
Licenses	20.0 Years	964	119	(180)	903
Total	13.1 Years	$22,642	$(107)	$(15,147)	$7,388

For the three months ended March 31, 2013 and 2012, the Company recognized $0.5 million and $0.4 million of amortization expense related to intangible assets, respectively.  As of March 31, 2013, estimated future amortization expense of identifiable intangible assets is $1.5 million for the remaining nine months of 2013. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2014	$1,948
2015	1,318
2016	1,072
2017	301
2018	141

10.                                            Borrowing Arrangements

Short-Term Debt

	March 31,	December 31,
	2013	2012
Borrowings under Japanese Working Capital Loan	$15,934	$18,611
Borrowings under China Credit Facility	173	—
Borrowings under Japanese Term Loan	—	954
Total	$16,107	$19,565

Long-Term Debt

	March 31,	December 31,
	2013	2012
U.S. Credit Facility Borrowings	$47,900	$44,250
Belgian Loan Borrowings	153	158
Total	$48,053	$44,408

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at March 31, 2013 and December 31, 2012 was $74.9 million and $78.6 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of March 31, 2013 ranged from 1.25% to 1.45%.

Total outstanding borrowings under the Credit Facility were $47.9 million and $44.3 million as of March 31, 2013 and December 31, 2012, respectively, and are shown as long-term debt within the condensed consolidated balance sheets.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011.  Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of March 31, 2013 and December 31, 2012, respectively.  No further bonds can be called on.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2013 and December 31, 2012, respectively.  Bank guarantees of 0.9 million Euros and 1.2 million Euros were issued as of March 31, 2013 and December 31, 2012, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of March 31, 2013 and December 31, 2012, respectively.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.  At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.  The Japanese Working Capital Loan provides for borrowings up to 2.0 billion Japanese

Yen, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at March 31, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 1.5 billion Japanese Yen or $15.9 million and 1.6 billion Japanese Yen or $18.6 million at March 31, 2013 and December 31, 2012, respectively, and are shown as short-term debt within the condensed consolidated balance sheets.

China Credit Facility

The Company maintains an unsecured Chinese credit facility for working capital requirements totaling 10.0 million RMB or $1.6 million that matures on July 19, 2013.  The interest rate per annum on outstanding borrowings as of March 31, 2013 was 5.88%.  Total outstanding borrowings under this facility were 1.1 million Renminbi or $0.2 million at March 31, 2013 and are shown as short-term debt within the condensed consolidated balance sheet.  There were no borrowings under this facility at December 31, 2012.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at March 31, 2013 of $16.1 million in 2013, $47.9 million in 2016, and $0.2 million in 2018.

11.       Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2013 and 2012:

	Three Months Ended March 31
Pension Benefits	2013	2012
Service cost	$291	$265
Interest cost	1,127	1,216
Expected return on plan assets	(1,667)	(1,559)
Amortization of prior service cost	19	19
Net actuarial loss amortization	909	834
Net periodic pension cost	$679	$775

The expected long-term rate of return on plan assets is 7.75% in 2013.

Employer Contributions

In its 2012 financial statements, the Company disclosed that it expected to contribute $1.3 million to its U.S. pension plans in 2013.  As of March 31, 2013, the Company has made contributions of $0.1 million. The Company expects to contribute the remaining $1.2 million over the balance of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2013 and 2012:

	Three Months Ended March 31
Pension Benefits	2013	2012
Service cost	$78	$42
Interest cost	374	439
Expected return on plan assets	(237)	(325)
Net actuarial (gain) loss amortization	(24)	4
Foreign currency translation	6	1
Net periodic pension cost	$197	$161

The expected long-term rate of return on plan assets is between 4.50% and 5.40% in 2013.

Employer Contributions

In its 2012 financial statements, the Company disclosed that it expected to contribute $2.1 million to its European pension plans in 2013.  As of March 31, 2013, the Company contributed $0.4 million.  The Company expects to contribute the remaining $1.7 million over the balance of the year.

Multi-Employer Plan:

In addition to the aforementioned European plans, the Company participates in a multi-employer plan accounted for as a defined contribution plan.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that employers were required to compensate their pensioners for the shortfall if benefits had been reduced by the plan.  As of March 31, 2013 and December 31, 2012, respectively, the Company has a $1.6 million liability recorded to account for shortfalls based on an actuarial analysis that was performed.

12. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012
Net income available to common shareholders	$9,814	$7,738
Weighted Average Shares Outstanding
Basic	53,620,349	56,512,227
Effect of Dilutive Securities	579,861	612,232
Diluted	54,200,210	57,124,459
Net income per common share
Basic and Diluted	$0.18	$0.14

For the three months ended March 31, 2013 and 2012, there were 381,396 and 124,672 of stock options,

respectively, which were excluded from the dilutive calculations as the effect would have been antidilutive.

13.       Income Taxes

The effective tax rate for the quarter ended March 31, 2013 was 30.4% compared to 35.0% for the quarter ended March 31, 2012.  The decrease in the quarter ended March 31, 2013 effective tax rate from the quarter ended March 31, 2012 effective tax rate was primarily due to net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013 (Refer to Note 1).

Unrecognized Income Tax Benefits

As of March 31, 2013 and December 31, 2012, the Company’s gross unrecognized income tax benefits were $4.2 million and $4.1 million, respectively.  If recognized, $3.1 million and $3.0 million of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2013 and December 31, 2012, respectively.  At this time, the Company believes that it is reasonably possible that approximately $0.3 million of the estimated unrecognized tax benefits as of March 31, 2013, will be recognized within the next twelve months based on the expiration of statutory periods all of which will impact the Company’s effective tax rate.

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

On June 20, 2011, the Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  The Company has received $0.3 million of the grant for each of the periods ended March 31, 2013 and December 31, 2012, respectively.  The Company recognized $0.2 million of the grant received for each of the periods ended March 31, 2013 and December 31, 2012, respectively, as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheets as well as $0.1 million for each of the periods as a reduction to research and development expenses on its condensed consolidated statements of comprehensive income.

On December 7, 2007, the Company was also awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 0.5 million Euros or $0.7 million of the grant as of December 31, 2012 and received an additional 1.2 million Euros or $1.5 million as of March 31, 2013.  The Company has recognized the grants as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheets in the respective periods received.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 7 and 10 for details relating to the derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	March 31, 2013
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Derivative assets	$1,606	$1,606	$—	$1,606	$—
Derivative liabilities	(190)	(190)	—	(190)	—
Acquisition earn-out liability	(1,423)	(1,423)	—	(1,423)	—
U.S. credit facility	(47,900)	(47,900)	—	(47,900)	—
Japanese working capital loan	(15,934)	(15,934)	—	(15,934)	—
China credit facility	(173)	(173)	—	(173)	—
Other loans	(153)	(153)	—	(153)	—

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,120	$1,120	$—	$1,120	$—
Derivative liabilities	(646)	(646)	—	(646)	—
Acquisition earn-out liability	(1,300)	(1,300)	—	(1,300)	—
U.S. credit facility	(44,250)	(44,250)	—	(44,250)	—
Japanese working capital loan	(18,611)	(18,611)	—	(18,611)	—
Japanese term loan	(954)	(954)	—	(954)	—
Other loans	(158)	(158)	—	(158)	—

Cash and cash equivalents, accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The recorded debt amounts are primarily based on the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate. This liability is recorded in accrued pension and other liabilities within the condensed consolidated balance sheets.

Assets and Liabilities Reported at Fair Value on a Nonrecurring Basis:

As a result of the Company’s restructuring plan, as discussed in Note 1, long-lived assets with a carrying amount of $4.7 million were written down to their fair value of $0.7 million at December 31, 2012.  As a result, the Company recorded a charge of $4.0 million which was included in restructuring charges for the year ended December 31, 2012 within the Company’s consolidated statement of comprehensive income. These long-lived assets were valued using Level 3 inputs.

16. New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets or Liabilities,” or ASU No. 2013-01. ASU 2013-01 clarifies the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information for these instruments. Both ASU 2013-01 and ASU 2011-11 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance effective January 1, 2013.  Please refer to Note 7 for the required interim period disclosure.

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  Please refer to Note 5 and the Company’s condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, for the required interim period disclosure.

17.  Reclassification

Certain prior year amounts have been reclassified to conform to the 2013 presentation.  Refer to the condensed consolidated statements of cash flows for reclassifications made to reflect the gross presentation of credit facility borrowings and repayments within financing activities.

Item 2.         Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales decreased by $1.6 million or 1.1% for the quarter ended March 31, 2013 versus the quarter ended March 31, 2012.  The total negative impact of foreign currency translation on consolidated net sales for the quarter ended March 31, 2013 was $3.1 million versus the same period for 2012.

Net sales for the quarter ended March 31, 2013 for the Activated Carbon and Service segment increased $1.7 million or 1.4% versus the similar 2012 period.  The increase in sales is primarily due to higher demand for activated carbon products and services in the Potable Water and Industrial Process markets of $5.8 million and $2.7 million, respectively.  The demand in the Potable Water market increased in all geographic regions with the largest increase occurring in the Americas.  The Americas Potable Water sales increase was due to customers’ use of carbon to meet the U.S. EPA Stage 2 Disinfection Byproduct Rule being phased in for U.S. drinking water utilities over the next several years.  However, these increases were largely offset by lower demand and pricing for powder activated carbon for mercury removal from electric generating units in the Americas of $2.4 million.  Sales in the Food market also declined by $2.4 million as the result of a non-repeat contract that the Company had in the first quarter of 2012.  Foreign currency translation had a negative impact of $3.1 million for the Activated Carbon and Service segment due to the weaker Yen.  Net sales for the Equipment segment decreased $2.2 million or 13.7% in the first quarter 2013 versus the comparable 2012 period.  The decrease was due to lower sales of ballast water treatment and ion exchange systems of $2.9 million and $2.6 million, respectively.  The first quarter of 2012 included $1.9 million of sales for two large ballast water treatment systems contracts and $3.0 million of sales for a single ion exchange system contract that did not repeat in the first quarter of 2013.  Partially offsetting these decreases were higher sales of carbon adsorption equipment and traditional ultraviolet light systems of $1.3 million and $1.0 million, respectively.  Net sales for the quarter ended March 31, 2013 for the Consumer segment decreased approximately $1.0 million or 31.3% as compared to the first quarter of 2012 due to lower demand for activated carbon cloth.

Net sales less cost of products sold (excluding depreciation), as a percentage of net sales, was 31.6% for the quarter ended March 31, 2013 compared to 31.3% for the similar 2012 period, a 0.3 percentage point increase.  The increase was primarily in the Activated Carbon and Service segment which benefited from the $0.4 million settlement on an insurance claim related to Hurricane Isaac (Refer to Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization was comparable for the quarter ended March 31, 2013 versus the quarter ended March 31, 2012.

Selling, general and administrative expenses decreased $2.7 million or 12.1% for the quarter ended March 31, 2013 versus the comparable 2012 quarter.  The decrease was primarily due to lower employee related expenses as a result of the Company’s worldwide strategy to reduce costs that was announced in the third quarter of 2012 (Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Research and development expenses decreased $0.3 million for the quarter ended March 31, 2013 versus the comparable 2012 quarter due to lower advanced product testing costs related to both mercury removal from flue gas and the use of activated carbon in ultra capacitors.

The Company recorded $0.6 million of restructuring charges for the quarter ended March 31, 2013 related to headcount reductions in the Activated Carbon and Service segment.  These charges were offset by a pre-tax gain of $0.6 million for the sale of the Company’s activated carbon manufacturing facility in Datong, China.  Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for additional information.

Interest income and expense were comparable for the quarter ended March 31, 2013 versus March 31, 2012.

Other expense — net increased $0.6 million for the quarter ended March 31, 2013 versus the quarter ended March 31, 2012 as a result of foreign exchange losses due to unhedged positions.

The Company recorded an income tax provision of $4.3 million and $4.2 million for the three month periods ended March 31, 2013 and 2012, respectively.  The increase in tax expense primarily relates to the increase in income before income tax provision.  The effective tax rate for the quarter ended March 31, 2013 was 30.4% compared to 35.0% for the quarter ended March 31, 2012.  The decrease in the quarter ended March 31, 2013 effective tax rate from the quarter ended March 31, 2012 effective tax rate was primarily due to net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013 (Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

In the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings.  Throughout the year this annualized estimate may change based on actual results and annual earnings estimate revisions in various tax jurisdictions.  Because the Company’s permanent tax benefits are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

Financial Condition

Working Capital and Liquidity

Cash flows used in operating activities were $0.6 million for the period ended March 31, 2013 compared to cash flows provided by operating activities of $5.2 million for the comparable 2012 period.  The $5.8 million decrease was due to higher working capital requirements. The $5.8 million of additional cash used for accounts payable and accrued liabilities was related to the timing of payments for raw materials and outsourced carbons.  The $16.2 million of additional cash used for accounts receivable was primarily due to an increased volume of billings for significant equipment projects as well as increased sales volume in Europe and Asia.  The receivables in the Company’s equipment business and Asia region typically have longer payment terms. Partially offsetting this decline in cash was a decrease in revenue in excess of billings on uncompleted contracts and other current assets of $9.5 million primarily as a result of a decline in revenue in excess of billings related to the above mentioned equipment projects.

Common stock dividends were not paid during the quarters ended March 31, 2013 and 2012.

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at March 31, 2013 and December 31, 2012 was $74.9 million and $78.6 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of March 31, 2013 ranged from 1.25% to 1.45%.

Total outstanding borrowings under the Credit Facility were $47.9 million and $44.3 million as of March 31, 2013 and December 31, 2012, respectively, and are shown as long-term debt within the condensed consolidated balance sheets.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the “Japanese Term Loan”) and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.  At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.  The Japanese Working Capital Loan provides for borrowings up to 2.0 billion Japanese Yen, and bears interest based on a daily short-term prime rate fixed on the day a borrowing takes place, which was 1.475% per annum at March 31, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  Total borrowings outstanding under the Japanese Working Capital Loan were 1.5 billion Japanese Yen or $15.9 million and 1.6 billion Japanese Yen or $18.6 million at March 31, 2013 and December 31, 2012, respectively, and are shown as short-term debt within the condensed consolidated balance sheets.

Accelerated Share Repurchase

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, the Company paid a purchase price of $50 million and received 3,276,002 shares in connection with the inception of the Program. The actual number of shares that the Company will repurchase under the Program will be determined based on a discount to the arithmetic mean of the volume-weighted average prices of the Company’s common stock for each observation date over the course of applicable calculation periods. The calculation period is expected to end no later than the end of September 2013. If the actual number of shares to be repurchased exceeds the number of shares previously delivered, the Company will receive a number of additional shares equal to such excess following the conclusion of the calculation period.  If the actual number of shares to be repurchased is less than the number of shares previously delivered, the Company will deliver shares equal to such excess following the conclusion of the calculation period.  The Company also retains the right to settle any such deficit in cash.  The Company’s outstanding common shares used to calculate earnings per share will be reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  As of the period ended March 31, 2013, the actual number of shares to be repurchased is estimated to be approximately 68,365 shares less than the shares that were previously delivered.  Accordingly, the Company has increased its number of diluted shares outstanding by these shares.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of March 31, 2013, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2012, except for the $1.0 million repayment of the Company’s Japanese Term Loan which matured on March 31, 2013 and the renewal of the Company’s Japanese Working Capital Loan which matured on March 31, 2013 and was renewed until March 31, 2014 (Refer to Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  The Company is obligated to make principal payments on debt outstanding at March 31, 2013 of $16.1 million in 2013, $47.9 million in 2016, and $0.2 million in 2018.

The Company currently expects that cash from annual operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months.  The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis.  Any additional needs will be funded by cash on hand or borrowings under the Company’s Credit Facility, Japanese Working Capital Loan, or other credit facilities.  Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that cash on hand and borrowings will adequately support each of the segments cash needs.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $10.6 million for the three months ended March 31, 2013 compared to expenditures of $11.8 million for the same period in 2012.  The expenditures for the period ended March 31, 2013 were primarily for improvements to the Company’s manufacturing facilities including $5.7 million related to the construction of the Company’s Gila Bend, Arizona facility.  The comparable 2012 period also consisted primarily of improvements to the Company’s manufacturing facilities.  Capital expenditures for 2013 are currently projected to be approximately $40.0 million to $45.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants in both the U.S. and Europe of $1.7 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively (Refer to Note 14 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Cash and cash equivalents include $13.0 million and $16.0 million held by the Company’s foreign subsidiaries at March 31, 2013 and December 31, 2012, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

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

The Company accrued $2.0 million as its estimate of potential loss related to civil penalties as of December 31, 2010. In the second quarter of 2012, the Company recorded a reduction of $0.2 million to this estimate.  Since April 2012, the Company and the EPA have continued to negotiate the issues. In November 2012 the parties met and agreed in principal to a total civil penalty of $1.6 million.  The EPA is currently drafting a consent decree which the Company expects to sign in 2013.

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

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards.  Estimated costs for thermal treatment of soils are $7.5 million to $8 million. In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At March 31, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.3 million and $1.0 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.1 million and $0.3 million of environmental remediation costs for the periods ended March 31, 2013 and 2012, respectively. Remediation activities are ongoing and are currently expected to be completed by the end of 2014.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s periodic review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2011, the Company is currently able to import activated carbon from Calgon Carbon (Tianjin) into the United States without posting a cash deposit.  As noted above, however, anti-dumping duties could be imposed on these shipments in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to a determination in 2013 finding that the anti-dumping duty order should remain in effect, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (“Customs”) will collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping.  If the actual amount of tariffs owed increases, Customs will require the U.S. importer to pay the difference, plus interest.  Conversely, if the tariff rate decreases, any difference will be refunded by Customs to the U.S. importer with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

Period of Review I: As an importer of activated carbon from China, and in light of the successful anti-dumping tariff case, the Company was required to pay deposits of estimated anti-dumping duties at the rate of 84.45% ad valorem to Customs on entries made on or after October 11, 2006 through March 1, 2007.  From March 2, 2007 through March 29, 2007, the anti-dumping duty deposit rate was 78.89%.  From March 30, 2007 through April 8, 2007, the anti-dumping duty deposit rate was 69.54%.  Because of limits on the government’s legal authority to impose provisional duties on imports prior to issuance of a final determination, entries made between April 9, 2007 and April 18, 2007 were not subject to anti-dumping duty assessments.  For the period from April 19, 2007 through November 9, 2009, estimated anti-dumping duties were deposited at a rate of 69.54% ad valorem.

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors as published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Department of Commerce determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company had received the $1.6 million as of December 31, 2012.

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

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  However, for the cooperative respondents involved in POR III, their deposit rate will be collected on a $0.127 per pound basis.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  The Company does not expect any of the appeals to be successful.  However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact that a successful appeal would have is related to the new deposit rates of the cooperative respondents.  An initial decision from the court in the POR III appeal process is expected during the second or third quarter of 2013.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, Commerce calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data began in 2012 and the preliminary results of the Commerce Department’s review of POR V were announced on May 3, 2013. The Commerce Department calculated preliminary anti-dumping margins for the mandatory respondents that it examined ranging from $0.13 per pound (Ningxia Huahui Activated Carbon Co.) to $0.25 per pound (Jacobi Carbons AB and its affiliates), and as a result, it calculated a preliminary anti-dumping margin of $0.19 per pound for the separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  These preliminary margins are subject to change by the final determination, which will not be issued until early September 2013, and can be extended until early November 2013.

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

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April of 2013.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

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

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets or Liabilities,” or ASU No. 2013-01. ASU 2013-01 clarifies the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information for these instruments. Both ASU 2013-01 and ASU 2011-11 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance effective January 1, 2013.  (Refer to Note 7 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  (Refer to Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Outlook

Activated Carbon and Service

The Company believes that the activated carbon and service sales volume for 2013 will increase over 2012.  Sales volume growth is expected to come from several sources including the ongoing impacts of environmental regulations as discussed below.  Expected volume growth will be met by the virgin carbon expansion recently completed at our Pearl River facility; increased utilization of reactivation capacity in all three regions; and, the sale of outsourced carbons.  Impediments to growth could include an economic slowdown in any or all the regions served as well as any impacts from delays in environmental regulations further discussed below.   The Company’s sale of mercury removal carbons is expected to decline in 2013 due to the expiration of contracts that existed in 2012 as well as U.S. electric utilities expanded usage of natural gas for electric generation.  However, in February of 2013, the Company announced a significant, long-term contract for mercury removal with an estimated value of $16.0 million to $22.0 million.

The Company also believes that the price for activated carbon will increase in the Americas in 2013 compared to 2012 due to fair pricing brought about by a tariff increase on Chinese steam activated carbon announced in November 2012.  The new tariff rates, effective upon announcement, increase the average tariff rate from approximately 13 cents to 47 cents per pound.   The Company announced a price increase in February 2013.  Because of existing contracts, outstanding bids and other factors, it typically takes approximately 12 months for the full effect of a price increase to be realized.

Raw material costs for production in 2013 are expected to be approximately equivalent to 2012’s costs on a per unit basis.   The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.   The Company expects its total cost of coal to increase in 2013 given expectations for increased production at our U.S. virgin activated carbon plants due to the 2012 Pearl River plant expansion as well as fewer total scheduled maintenance outages.   The Company’s 2012 cost per ton of coal used in production increased 5.0% versus 2011.   As of March 31, 2013, the Company has approximately 45% of its 2013 full year anticipated coal requirements under contract.

The Company continues to make research and development expenditures related to its advanced products aimed at significantly reducing the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas as compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to owners of coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The MATS regulation was published in the Federal Register on February 16, 2012.  Compliance with MATS will generally be required three years from this publication date.  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.    The Company cannot predict when the other MATS legal challenges will be resolved.

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

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company currently estimates that the current annual demand for mercury removal in North America is 130 million to 180 million pounds and may grow to as much as 380 million to 765 million pounds by 2015.   However, today the North American activated carbon supply capacity for this market is greater than current demand.  As a result, recent pricing in this market has deteriorated.  The Company expects this trend to continue in the near future until compliance with MATS draws nearer.  Many of the Company’s multi-year contracts, as well as those of its competitors have expired or are near their scheduled expiration and are expected to be re-bid.  The Company believes its advanced products for mercury which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

Compliance with other proposed emissions regulations such as the Cross State Air Pollution Rule (CSAPR) or the Clean Air Interstate Rule (CAIR) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  However, a federal appeals court vacated CSAPR and a replacement or modified rule is not expected to be promulgated by the EPA for at least three years.  Additional future hearings are expected that will further clarify or modify these rules, their implementation dates, and requirements.   The Company believes the majority of U.S. electric utilities are awaiting further resolution of both MATS and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  Plant closures and/or wet scrubbing equipment installations would reduce the amount of carbon used for mercury removal.  In addition, wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed.   Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market opportunity to a level below the low end of aforementioned forecasted demand of 380 million to 765 million pounds.  However, in that case, the Company could expect to increase its share of this market.  In anticipation of the potential increase in activated carbon necessary to serve this market, the Company continues to develop plans to increase virgin activated carbon capacity in the U.S.  However, capital expenditures related to this capacity increase, if any, are not expected to be material in 2013.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants by 2015.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted over the next few years to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) is another growth driver for the Company.  Disinfection Byproducts (DBPs) are compounds that form when natural decaying organic materials in drinking water sources are disinfected with chemicals. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the DBP Rule in 2006, and requires water utilities to be in compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 70 million pounds by 2015.  This market also provides an opportunity for the Company’s service business by converting customers from the use of virgin carbon to reactivated carbon.  The Company’s reactivation facilities in Arizona, California and Ohio have all received certification from the National Sanitation Foundation (NSF) International during 2010.   This certification verifies that potable custom reactivated carbon is safe for reuse in municipal water treatment applications.

During the second quarter of 2011, the city of Phoenix, Arizona, and surrounding communities selected the Company to reactivate for a ten-year period approximately 15- to- 20 million pounds of spent activated carbon, used to prevent the formation of DBPs.   The contract with Phoenix includes the construction of a reactivation facility in Gila Bend, Arizona.  The reactivation facility, owned and operated by the Company, will serve as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project.  During the second quarter of 2012, the Company entered into a ten-year reactivation contract with one of these cities (Scottsdale).  During the construction of the facility, the Company is utilizing its existing reactivation capacity to meet Phoenix’s and Scottsdale’s requirements.  Reactivation services for Phoenix began during the second quarter of 2012.  The Company is in final discussions with the city of Glendale to provide reactivation services under a long-term contract.   In the meantime, we are reactivating the city’s spent carbon under the terms of an interim agreement.

In Europe, the Company is in final discussions with a large water provider in the UK for a multi-year contract similar to its contract with the city of Phoenix.  If successful, the Company could supply virgin carbon and reactivation services for up to a ten year period and would plan to restart and upgrade our recently acquired Tipton plant in the UK.   The planned upgrades are estimated to require $10 million of capital expenditures and would be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, may begin undergoing equipment modifications and a significant capacity expansion during 2013.  The equipment modifications and capacity expansion require permitting approval.  The Company has requested such approval and expects a ruling during the second quarter of 2013.  If modifications to the plant begin by mid-2013, it could return to operation by the first quarter of 2014 with the additional capacity and planned upgrades completed in early 2015.

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

The expansion in Belgium was initially brought on-line in 2011, but because of equipment failures and related start-up issues, the Company only began to benefit from the availability of the site’s expanded capabilities in the first quarter of 2012.  The China service facility also experienced an issue with the furnace’s refractory that delayed the start-up of this facility until the third quarter of 2012.  Ongoing customer permit issues related to the handling and transportation of spent carbons to the Company’s reactivation facility have also significantly contributed to delays at Suzhou.  These issues are being successfully resolved but have delayed our expected benefits from this new facility.  Based on current demand projections, the site at North Tonawanda, New York is not expected to begin operating before the fourth quarter of 2013.

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

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign its organizational structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.   As a part of this strategy, the Company permanently closed, and later sold, its Datong, China manufacturing facility and reduced headcount.  The Company will also consolidate operations at certain locations, temporarily idle in mid 2013 a reactivation facility in Blue Lake, California, and evaluate non-core businesses for potential divestiture.  The Company recorded $10.2 million of restructuring charges during the second half of 2012, which are all within the Activated Carbon and Service segment.  During the period ended March 31, 2013, the Company recorded $0.6 million of restructuring charges and a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China which were all within the Activated Carbon and Service segment.  Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that U.S. demand for its ultraviolet light (UV) systems will continue, as smaller municipalities must meet implementation deadlines for EPA regulations to treat for Cryptosporidium in drinking water.  The Company estimates the total global market for this application to be $250 million through 2015.  Worldwide firm bid opportunities for UV systems for the municipal market remain somewhat slow in 2013.  However, UV remains the technology of choice for controlling Cryptosporidium and Giardia under the U.S. EPA LT2 regulations and smaller communities will need to implement over the coming years.

The Company also believes that demand for its ballast water treatment systems will continue to grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium sized ships after their first dry-dock after January 1, 2014; and, on small and large ships after their first dry-dock after January 1, 2016.   The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

During the third quarter of 2012, the Coast Guard approved the first Independent Laboratory to work with manufacturers in the Type Approval process for ballast water treatment systems.   The lab is scheduled to begin testing in the third quarter of 2013.   In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternative Management System (AMS) by the Coast Guard.   To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

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

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde

GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.   During 2012 and thus far in 2013, the number of new ship builds has been significantly lower than in prior years and the retrofit market for ballast water equipment has yet to ramp up owing to the delay in ratification of the IMO BWMC.  This has resulted in a decline in Hyde GUARDIAN® orders.   During 2012, the Company sold 68 ballast water treatment systems.  During 2011, the Company sold 82 ballast water treatment systems.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold 225 systems valued at $56.7 million.

Backlog for the Equipment segment as of March 31, 2013, was $27.7 million while backlog at December 31, 2012 was $31.9 million.  The decrease in backlog from year-end 2012 is primarily due to the temporary decline in Hyde Marine’s backlog as new ship builds remain below historical levels.

Consumer

Although sales of carbon cloth declined in the first quarter of 2013, the Company expects improved performance during the remainder of 2013.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk  as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2013.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

See Note 8 to the unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 contained herein.

Item 1A.    Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2013	658	$15.36	—	—
February 1 – February 28, 2013	—	—	—	—
March 1 – March 31, 2013	19,530	$16.99	—	—

(a) This represents shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

Item 5.       Other Information

On January 1, 2013, the Company adopted ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets or Liabilities,” or ASU No. 2013-01, which requires clarification of the specific instruments that should be considered in these disclosures.  The Company has master netting arrangements in place with certain counter parties for its foreign currency contracts and therefore the Company was required to retrospectively adopt additional disclosure requirements per ASU No. 2013-01.  The Company does not currently offset derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

The following presents the retrospective application of ASU No. 2013-01 by the gross and net amounts of derivative assets and liabilities as of December 31, 2011 (in thousands).

	December 31, 2011
	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$803	$1,970
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives — foreign currency contracts	(475)	(475)
Net amount	$328	$1,495

Item 6.       Exhibits

Exhibit No.	Description	Method of filing
4.1	Amendment No. 2 to Rights Agreement by and between the Company and Registrar and Transfer Company, dated March 11, 2013.	(a)

10.1	Agreement among the Company and Starboard Value LP, and certain of its affiliates, dated March 11, 2013.	(b)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)         Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed March 12, 2013 (File No. 001-10776).

(b)         Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 12, 2013 (File No. 001-10776).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: May 8, 2013	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer