Form 10-Q
period 2013-06-30
CALGON CARBON CORPORATION
filed 2013-08-08
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
[Common Stock, $.01 par value per share]	54,258,632 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED June 30, 2013

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Form 10-Q and in the Company’s most recent Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein.  Therefore, you should not unduly rely on any forward-looking statements contained herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Some of the factors that could affect future performance of the Company are changes in, or delays in the implementation of, regulations that cause a market for our products, acquisitions, higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

In reviewing any agreements incorporated by reference in this Form 10-Q, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company.  The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate.  The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$140,432	$148,403	$275,472	$285,011

Cost of products sold (excluding depreciation)	94,057	102,456	186,472	196,282
Depreciation and amortization	7,305	6,442	14,052	12,955
Selling, general and administrative expenses	17,391	20,568	36,917	42,770
Research and development expenses	1,460	2,524	2,862	4,268
Restructuring (Note 1)	(18)	—	(42)	—
Litigation and other contingencies	—	(172)	—	(19)
	120,195	131,818	240,261	256,256

Income from operations	20,237	16,585	35,211	28,755

Interest income	12	17	136	29
Interest expense	(129)	—	(306)	(19)
Other expense—net	(341)	(513)	(1,169)	(764)

Income before income tax provision	19,779	16,089	33,872	28,001

Income tax provision	6,809	5,205	11,088	9,379

Net income	12,970	10,884	22,784	18,622

Other comprehensive income (loss), net of tax (Note 5)
Foreign currency translation	770	(4,337)	(5,518)	(2,343)
Derivatives	(15)	454	559	581
Employee benefit plans	1,713	(474)	1,335	(1,032)

Comprehensive income	$15,438	$6,527	$19,160	$15,828

Net income per common share
Basic	$0.24	$0.19	$0.42	$0.33
Diluted	$0.24	$0.19	$0.42	$0.33

Weighted average shares outstanding
Basic	53,799,261	56,639,330	53,710,300	56,575,779
Diluted	54,547,189	57,190,357	54,375,535	57,157,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$20,764	$18,161
Receivables (net of allowance of $1,646 and $1,362)	100,521	101,918
Revenue recognized in excess of billings on uncompleted contracts	13,538	14,680
Inventories	108,505	107,166
Deferred income taxes — current	17,203	17,317
Other current assets	11,760	13,964
Total current assets	272,291	273,206

Property, plant and equipment, net	262,602	262,993
Intangibles, net	6,670	7,388
Goodwill	26,330	27,030
Deferred income taxes — long-term	3,675	3,558
Other assets	3,021	3,594

Total assets	$574,589	$577,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,257	$76,214
Restructuring reserve (Note 1)	671	3,226
Billings in excess of revenue recognized on uncompleted contracts	5,556	3,865
Payroll and benefits payable	10,888	10,114
Accrued income taxes	2,403	2,666
Short-term debt	61	19,565
Total current liabilities	75,836	115,650

Long-term debt	56,049	44,408
Deferred income taxes — long-term	15,074	12,379
Accrued pension and other liabilities	52,597	54,035

Total liabilities	199,556	226,472

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 56,799,893 and 56,450,632 shares issued	568	564
Additional paid-in capital	173,513	168,599
Retained earnings	293,295	270,511
Accumulated other comprehensive loss	(20,151)	(16,527)
	447,225	423,147
Treasury stock, at cost, 6,435,860 and 6,415,176 shares	(72,192)	(71,850)

Total shareholders’ equity	375,033	351,297

Total liabilities and shareholders’ equity	$574,589	$577,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$22,784	$18,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,052	12,955
Employee benefit plan provisions	893	1,871
Stock-based compensation	1,659	1,390
Deferred income tax expense	1,384	755
Restructuring (Note 1)	(42)	—
Restructuring cash payments (Note 1)	(3,091)	—
Changes in assets and liabilities — net of effects from foreign exchange:
Increase in receivables	(2,351)	(935)
Increase in inventories	(4,399)	(922)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	4,392	(6,570)
Decrease in accounts payable, accrued liabilities, and accrued interest	(18,333)	(61)
Pension contributions	(1,182)	(931)
Other items — net	2,033	(240)
Net cash provided by operating activities	17,799	25,934

Cash flows from investing activities
Proceeds from sale of business (Note 1)	642	—
Capital expenditures	(15,978)	(36,839)
Government grants received	1,709	947
Cash released from collateral	—	12
Net cash used in investing activities	(13,627)	(35,880)

Cash flows from financing activities
Japanese Revolving credit facility borrowings — short term (Note 10)	—	10,546
Japanese Revolving credit facility repayments — short term (Note 10)	(16,291)	(8,411)
U.S. Revolving credit facility borrowings — long term (Note 10)	43,900	41,900
U.S. Revolving credit facility repayments — long term (Note 10)	(42,450)	(31,400)
Proceeds from debt obligations	10,268	—
Reductions of debt obligations	(1,015)	(1,526)
Treasury stock purchased	(342)	(418)
Common stock issued	2,781	463
Excess tax benefit from stock-based compensation	—	(176)
Net cash (used in) provided by financing activities	(3,149)	10,978

Effect of exchange rate changes on cash and cash equivalents	1,580	1,969

Increase in cash and cash equivalents	2,603	3,001
Cash and cash equivalents, beginning of period	18,161	13,574
Cash and cash equivalents, end of period	$20,764	$16,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.              Restructuring

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.   As a part of this strategy, the Company permanently closed, and later sold, its Datong, China manufacturing facility, temporarily idled a reactivation facility in Blue Lake, California, and reduced headcount.  The Company has also consolidated operations at certain locations and will evaluate non-core businesses for potential divestiture.

For the three and six months ended June 30, 2013, the Company recorded $(18) thousand and $0.5 million, respectively, of restructuring (income) charges which were all within the Activated Carbon and Service segment.  The Company also recorded a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China for the period ended March 31, 2013 which was in the Activated Carbon and Service segment.  The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  The remaining restructuring cash outlays are expected to be made in 2013.

The following table summarizes the activity in the restructuring reserve for the period ended June 30, 2013:

(Thousands, except number of employees)	Employee Termination Benefits	Gain on Sale	Other	Total Restructuring Activity	Employees

Accrual at December 31, 2012	$3,226	$—	$—	$3,226	67

Restructuring charges (income)	444	(578)	92	(42)	4
Payments	(2,999)	—	(92)	(3,091)	(61)
Non-cash charges	—	578	—	578	—

Accrual at June 30, 2013	$671	$—	$—	$671	10

2.              Inventories

	June 30, 2013	December 31, 2012

Raw materials	$33,290	$29,353
Finished goods	75,215	77,813
	$108,505	$107,166

Inventories are recorded net of reserves of $1.7 million and $1.8 million for obsolete and slow-moving items at June 30, 2013 and December 31, 2012, respectively.

3.              Supplemental Cash Flow Information

Cash paid for interest was $0.5 million for both the six months ended June 30, 2013 and 2012.  Income taxes paid, net of refunds, were $5.5 million and $5.8 million, for the six months ended June 30, 2013 and 2012, respectively.

The Company has reflected a $0.9 million decrease and a $0.4 million increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2013 and 2012, respectively.

4.              Dividends

The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2013 and 2012.

5.              Accumulated Other Comprehensive Income (Loss)

The following table provides details on the changes in the balances of each component of accumulated other comprehensive loss, net of tax, at June 30, 2013:

	Foreign			Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
(Dollars in thousands)	Adjustments	Adjustments	Derivatives	Loss
Balance at December 31, 2012	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income (loss) before reclassifications	(4,486)	115	564	(3,807)
Amounts reclassified from other comprehensive income (loss)	(1,032)	1,220	(5)	183
Net current-period other comprehensive income (loss)	(5,518)	1,335	559	(3,624)
Balance at June 30, 2013	$11,580	$(32,383)	$652	$(20,151)

The following table provides details on amounts reclassified out of each component of accumulated other comprehensive loss for the six months ended June 30, 2013:

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive Loss Components	Comprehensive Loss (1)	Where Net Income is Presented
Derivatives (Note 7)
Foreign Exchange Contracts	$430	Cost of products sold (excluding depreciation)
Natural Gas Contracts	(406)	Cost of products sold (excluding depreciation)
	24	Total before tax
	(19)	Tax (expense) or benefit
	$5	Net of tax

Pension Benefit Adjustments (Note 11)
Prior-service costs	$(38)	(2)
Actuarial losses	(1,920)	(2)
	(1,958)	Total before tax
	738	Tax (expense) or benefit
	$(1,220)	Net of tax

Foreign Currency Translation Adjustments
Sale of foreign subsidiary (Note 1)	$1,032	Restructuring (3)
	1,032	Total before tax
	—	Tax (expense) or benefit
	$1,032	Net of tax

Total reclassifications for the period	$(183)	Net of tax

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

The income tax expense associated with the Company’s pension benefits included in accumulated other comprehensive loss was $19.3 million and $20.0 million at June 30, 2013 and December 31, 2012, respectively.  The income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive loss was $(0.4) million and $(29) thousand at June 30, 2013 and December 31, 2012, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Foreign Currency Translation		Pension Benefits		Derivatives
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
(Dollars in millions)	Ended	Ended	Ended	Ended	Ended	Ended
June 30, 2013	$(0.1)	$0.1	$1.0	$0.7	$—	$0.4
June 30, 2012	0.2	0.1	(0.3)	(0.6)	0.3	0.4

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales
Activated Carbon and Service	$124,009	$126,353	$242,906	$243,590
Equipment	14,302	19,887	28,210	36,005
Consumer	2,121	2,163	4,356	5,416
	$140,432	$148,403	$275,472	$285,011

Income (loss) from operations before depreciation, amortization, and restructuring
Activated Carbon and Service	$27,706	$20,526	$48,605	$37,829
Equipment	(624)	1,999	(231)	2,531
Consumer	442	502	847	1,350
	27,524	23,027	49,221	41,710

Depreciation and amortization
Activated Carbon and Service	6,353	5,650	12,261	11,423
Equipment	789	632	1,466	1,213
Consumer	163	160	325	319
	7,305	6,442	14,052	12,955

Income from operations before restructuring	20,219	16,585	35,169	28,755

Reconciling items:
Restructuring (Note 1)	18	—	42	—
Interest income	12	17	136	29
Interest expense	(129)	—	(306)	(19)
Other expense — net	(341)	(513)	(1,169)	(764)
Income before income tax provision	$19,779	$16,089	$33,872	$28,001

	June 30, 2013	December 31, 2012
Total Assets
Activated Carbon and Service	$515,524	$510,550
Equipment	52,506	60,191
Consumer	6,559	7,028
Consolidated total assets	$574,589	$577,769

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

		June 30,	December 31,
Asset Derivatives	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$1,084	$545
Foreign exchange contracts	Other assets	53	142

Total derivatives designated as hedging instruments under ASC 815		1,137	687

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	746	433

Total asset derivatives		$1,883	$1,120

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

		June 30,	December 31,
Liability Derivatives	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$101	$191
Natural gas contracts	Accounts payable and accrued liabilities	—	360
Foreign exchange contracts	Accrued pension and other liabilities	22	61
Natural gas contracts	Accrued pension and other liabilities	133	—

Total derivatives designated as hedging instruments under ASC 815		256	612

Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	94	34

Total liability derivatives		$350	$646

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

The use of derivatives exposes the Company to the risk that a counter party may default on a derivative contract.  The aggregate fair value of the Company’s derivative instruments in asset positions as of June 30, 2013 was $1.9 million, representing the maximum loss that the Company would recognize at that date if all counterparties failed to perform as contracted. The Company has entered into master agreements with counterparties for its foreign exchange contracts that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.  The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

The gross and net amounts of derivative assets and liabilities were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,883	$350	$1,120	$646
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives — foreign currency contracts	(217)	(217)	(286)	(286)
Net amount	$1,666	$133	$834	$360

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and six months ended June 30, 2013 and 2012, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Accumulated OCI derivative gain or (loss) at April 1, 2013 and January 1, 2013, respectively	$1,064	$74
Effective portion of changes in fair value	109	1,142
Reclassifications from accumulated OCI derivative to earnings	(68)	(24)
Foreign currency translation	(36)	(123)
Accumulated OCI derivative gain or (loss) at June 30, 2013	$1,069	$1,069

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2013	2012

Foreign Exchange Contracts	$211	$222
Natural Gas Contracts	(102)	148
Total	$109	$370

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Six Months Ended
	June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2013	2012

Foreign Exchange Contracts	$1,209	$432
Natural Gas Contracts	(67)	(285)
Total	$1,142	$147

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Cost of products sold (excluding depreciation)	$260	$109
Natural Gas Contracts	Cost of products sold (excluding depreciation)	(192)	(464)
Total		$68	$(355)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Six Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Cost of products sold (excluding depreciation)	$430	$130
Natural Gas Contracts	Cost of products sold (excluding depreciation)	(406)	(922)
Total		$24	$(792)

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) (2)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Other expense — net	$—	$(1)
Total		$—	$(1)

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing) (2)
	Location of Gain or	Six Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	June 30,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Other expense — net	$—	$(2)
Total		$—	$(2)

(1)         Assuming market rates remain constant with the rates at June 30, 2013, a gain of $0.7 million is expected to be recognized in earnings over the next 12 months.

(2)      For the three and six months ended June 30, 2013 and 2012, the amount of gain (loss) recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	June 30,	December 31,
(in thousands except for mmbtu)	2013	2012
Natural gas contracts (mmbtu)	460,000	235,000
Foreign exchange contracts	$48,313	$42,399

Other

The Company has also entered into certain derivatives to minimize its exposure to exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
Derivatives Not Designated as	(Loss) Recognized in	June 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2013	2012

Foreign Exchange Contracts *	Other expense - net	$99	$(335)
Total		$99	$(335)

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Six Months Ended
Derivatives Not Designated as	(Loss) Recognized in	June 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2013	2012

Foreign Exchange Contracts *	Other expense - net	$681	$370
Total		$681	$370

*As of June 30, 2013 and 2012, these foreign exchange contracts were entered into and settled during the respective periods.

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

8.              Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At June 30, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.2 million and $1.0 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.2 million and $0.4 million of environmental remediation costs for the six month periods ended June 30, 2013 and 2012, respectively. Remediation activities are ongoing and are currently expected to be completed by the end of 2014.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II.  Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established during POR I.  The cooperative respondents involved in POR II that did not receive a company-specific rate received a deposit rate of $0.127 per pound.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  The Company does not expect any of the appeals to be successful.  However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact that a successful appeal would have is related to the amount of anti-dumping duties assessed on imports by the cooperative respondents that were entered into the United States between April 1, 2008 and March 31, 2009.  An initial decision from the court in the POR III appeal process is expected during the third quarter of 2013.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, Commerce calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound   (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.   The Company, as a Chinese exporter and a U.S.

importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data began in 2012 and the preliminary results of the Commerce Department’s review of POR V were announced on May 3, 2013. The Commerce Department calculated preliminary anti-dumping margins for the mandatory respondents that it examined ranging from $0.13 per pound (Ningxia Huahui Activated Carbon Co.) to $0.25 per pound (Jacobi Carbons AB and its affiliates), and as a result, it calculated a preliminary anti-dumping margin of $0.19 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  These preliminary margins are subject to change by the final determination, which will not be issued until mid-November 2013.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  The Company, and two other U. S. producers of activated carbon, participated in the review to support continuation of the anti-dumping order for an additional five years.  The Company maintained that the continuation of the anti-dumping order was appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company asserted that the disciplining effect of the order played an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company argued that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

On June 4, 2012 the ITC voted unanimously to conduct a full review of the anti-dumping order.  As a result, the agency utilized a process similar to its original injury investigation, where the agency distributed detailed questionnaires to gather information for its investigation from domestic producers, foreign producers, U.S. importers, and purchasers, and conducted a hearing on December 18, 2012.  The Company and the two other U.S. producers of activated carbon, as well as a U.S. importer of activated carbon, participated in the hearing.  Based on the information gathered by the agency during its review, the ITC reached a unanimous affirmative determination on February 8, 2013, voting to continue the anti-dumping order for an additional five years.   The Commerce Department published a notice in the Federal Register on March 18, 2013, stating that the anti-dumping order will be continued for an additional five years.

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April of 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI will begin in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are anticipated to be announced in late April or early May of 2014.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2013, June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter of each calendar year.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports were on hold while the POR I final results for certain exporters were under appeal.  All POR I appeals were subsequently resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  The Company received $1.8 million in December 2012 related to the CDSOA distributions of which $1.5 million was reflected within the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012.

On May 31, 2013, Customs announced the preliminary amount of duties available (as of April 30, 2013) for distribution under the CDSOA for fiscal year 2013.  The preliminary amount identified for distribution related to certain activated carbon imported from China totaled $86,765 which should be distributed to eligible parties in December 2013.  The Company expects to receive 59.57% of the fiscal year 2013 distribution.  The Company does not anticipate any further material CDSOA distributions subsequent to the distribution expected to be made in December 2013.

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

The Company accrued $2.0 million as its estimate of potential loss related to civil penalties as of December 31, 2010. In the second quarter of 2012, the Company recorded a reduction of $0.2 million to this estimate.  Since April 2012, the Company and the EPA have continued to negotiate the issues. In November 2012 the parties met and agreed in principal to a total civil penalty of $1.6 million.  In July 2013 the EPA provided the Company with a draft consent decree.  The Company is currently reviewing the draft consent decree and expects to sign a negotiated consent decree in 2013.

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

Accelerated Share Repurchase

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, the Company paid a purchase price of $50 million and received 3,276,002 shares in connection with the inception of the Program. The actual number of shares that the Company will repurchase under the Program will be determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of applicable calculation periods. The calculation period is expected to end no later than the end of September 2013. If the actual number of shares to be repurchased exceeds the number of shares previously delivered, the Company will receive a number of additional shares equal to such excess following the conclusion of the calculation period.  If the actual number of shares to be repurchased is less than the number of shares previously delivered, the Company will deliver shares equal to such excess following the conclusion of the calculation period.  The Company also retains the right to settle any such deficit in cash.   The Company’s outstanding common shares used to calculate earnings per share will be reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  Based on the Company’s VWAP from Program inception through June 30, 2013, the number of shares to be repurchased is estimated to be 236,284 shares less than the shares that were previously delivered.  Accordingly, the Company has increased its diluted shares outstanding.

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

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2013 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2012	$20,310	$6,660	$60	$27,030
Restructuring (Note 1)	(419)	—	—	(419)
Foreign exchange	(192)	(89)	—	(281)

Balance as of June 30, 2013	$19,699	$6,571	$60	$26,330

The following is a summary of the Company’s identifiable intangible assets as of June 30, 2013 and December 31, 2012, respectively:

		June 30, 2013
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(570)	$106
Customer Relationships	15.9 Years	10,450	(254)	(8,548)	1,648
Product Certification	5.4 Years	7,905	(25)	(4,590)	3,290
Unpatented Technology	18.4 Years	3,183	—	(2,325)	858
Licenses	20.0 Years	964	8	(204)	768
Total	12.9 Years	$23,178	$(271)	$(16,237)	$6,670

		December 31, 2012
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(548)	$128
Customer Relationships	15.9 Years	10,450	(223)	(8,311)	1,916
Product Certification	5.4 Years	7,369	(3)	(3,917)	3,449
Unpatented Technology	18.4 Years	3,183	—	(2,191)	992
Licenses	20.0 Years	964	119	(180)	903
Total	13.1 Years	$22,642	$(107)	$(15,147)	$7,388

For the three and six months ended June 30, 2013, the Company recognized $0.6 million and $1.1 million, respectively, of amortization expense related to intangible assets.  For the three and six months ended June 30, 2012, the Company recognized $0.5 million and $0.9 million, respectively, of amortization expense related to intangible assets.  As of June 30, 2013, estimated future amortization expense of identifiable intangible assets is $1.1 million for the remaining six months of 2013. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2014	$1,990
2015	1,393
2016	1,114
2017	337
2018	138

10.       Borrowing Arrangements

Short-Term Debt

	June 30,	December 31,
	2013	2012
Borrowings under Japanese Working Capital Loan	$—	$18,611
Borrowings under China Credit Facility	61	—
Borrowings under Japanese Term Loan	—	954
Total	$61	$19,565

Long-Term Debt

	June 30,	December 31,
	2013	2012
U.S. Credit Facility Borrowings	$45,700	$44,250
Borrowings under Japanese Term Loan	10,193	—
Belgian Loan Borrowings	156	158
Total	$56,049	$44,408

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at June 30, 2013 and December 31, 2012 was $77.1 million and $78.6 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of June 30, 2013 ranged from 1.25% to 1.45%.

Total outstanding borrowings under the Credit Facility were $45.7 million and $44.3 million as of June 30, 2013 and December 31, 2012, respectively, and are shown as long-term debt within the condensed consolidated balance sheets.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011.  Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of June 30, 2013 and December 31, 2012, respectively.  No further bonds can be called on.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2013 and December 31, 2012, respectively.  Bank guarantees of 1.0 million Euros and 1.2 million Euros were issued as of June 30, 2013 and December 31, 2012, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of June 30, 2013 and December 31, 2012, respectively.

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

The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.  At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.  CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate, which was 0.7% per annum at June 30, 2013. This loan matures on May 10, 2017.  At June 30, 2013, CCJ had 1.0 billion Japanese Yen or $10.2 million outstanding and recorded as long-term debt within the condensed consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum at June 30, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  There were no outstanding borrowings under the Japanese Working Capital Loan as of June 30, 2013. At December 31, 2012, CCJ had 1.6 billion Japanese Yen or $18.6 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.

China Credit Facility

The Company maintains an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (“RMB”) or $1.6 million that matured on July 19, 2013 and was renewed until July 19, 2014.  The interest rate per annum on outstanding borrowings as of June 30, 2013 was 5.32%.  Total outstanding borrowings under this facility were 0.4 million RMB, or $0.1 million at June 30, 2013 and are shown as short-term debt within the condensed consolidated balance sheet.  There were no borrowings under this facility at December 31, 2012.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at June 30, 2013 of $0.1 million in 2013, $45.7 million in 2016, $10.1 million in 2017, and $0.2 million in 2018.

11. Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2013	2012	2013	2012
Service cost	$292	$265	$583	$530
Interest cost	1,127	1,164	2,254	2,380
Expected return on plan assets	(1,667)	(1,522)	(3,334)	(3,081)
Amortization of prior service cost	19	(6)	38	13
Net actuarial loss amortization	909	876	1,818	1,710
Net periodic pension cost	$680	$777	$1,359	$1,552

The expected long-term rate of return on plan assets is 7.75% in 2013.

Employer Contributions

In its 2012 financial statements, the Company disclosed that it expected to contribute $1.3 million to its U.S. pension plans in 2013.  As of June 30, 2013, the Company made contributions of $0.5 million. The Company expects to contribute the remaining $0.8 million over the balance of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
Pension Benefits (in thousands)	2013	2012	2013	2012
Service cost	$79	$42	$157	$84
Interest cost	382	439	756	878
Expected return on plan assets	(394)	(325)	(631)	(650)
Net actuarial loss amortization	126	4	102	8
Foreign currency exchange	2	(2)	8	(1)
Net periodic pension cost	$195	$158	$392	$319

The expected long-term rate of return on plan assets is between 4.50% and 5.40% in 2013.

Employer Contributions

In its 2012 financial statements, the Company disclosed that it expected to contribute $2.1 million to its European pension plans in 2013.  As of June 30, 2013, the Company contributed $0.7 million.  The Company expects to contribute the remaining $1.4 million over the balance of the year.

Multi-Employer Plan:

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company has accrued a liability for the past shortfall to its former employees.  The Company recorded a $0.9 million reduction in this liability as of the quarter ended June 30, 2013.  The Company cannot predict if future benefit payments to be made by the multi-employer plan will be reduced.  As of June 30, 2013 and December 31, 2012, respectively, the Company has a $0.8 million and $1.7 million liability recorded to account for the reduction of benefits.

12. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net income available to common shareholders	$12,970	$10,884	$22,784	$18,622
Weighted Average Shares Outstanding
Basic	53,799,261	56,639,330	53,710,300	56,575,779
Effect of Dilutive Securities	747,928	551,027	665,235	581,629
Diluted	54,547,189	57,190,357	54,375,535	57,157,408
Net income per common share
Basic	$.24	$.19	$.42	$.33
Diluted	$.24	$.19	$.42	$.33

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 48,288 and 602,711 for the three months ended June 30, 2013 and 2012, respectively, and 381,396 and 355,338 for the six months ended June 30, 2013 and 2012, respectively.

13.  Income Taxes

The effective tax rate for the six months ended June 30, 2013 was 32.7% compared to 33.5% for the six months ended June 30, 2012.    The decrease in the six months ended June 30, 2013 effective tax rate from the six months ended June 30, 2012 effective tax rate was primarily due to net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013 (Refer to Note 1).

Unrecognized Income Tax Benefits

As of June 30, 2013 and December 31, 2012, the Company’s gross unrecognized income tax benefits were $4.3 million and $4.1 million, respectively.  If recognized, $3.2 million and $3.0 million of the gross unrecognized tax benefits would affect the effective tax rate at June 30, 2013 and December 31, 2012, respectively.  At this time, the Company believes that it is reasonably possible that approximately $0.3 million of the estimated unrecognized tax benefits as of June 30, 2013, will be recognized within the next twelve months based on the expiration of statutory periods all of which will impact the Company’s effective tax rate.

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

On June 20, 2011, the Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  The Company has received $0.3 million of the grant for each of the year to date periods ended June 30, 2013 and December 31, 2012.  The Company recognized $0.2 million of the grant received for each of the year to date periods ended June 30, 2013 and December 31, 2012, as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheets as well as $0.1 million for each of the year to date periods as a reduction to research and development expenses on its condensed consolidated statements of comprehensive income.

On December 7, 2007, the Company was also awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 0.5 million Euros or $0.7 million of the grant as of the year ended December 31, 2012 and received an additional 1.2 million Euros or $1.5 million for the six months ended June 30, 2013.  The Company has recognized the grants as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheets in the respective periods received.

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

	June 30, 2013
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,883	$1,883	$—	$1,883	$—
Derivative liabilities	(350)	(350)	—	(350)	—
Acquisition earn-out liability	(1,546)	(1,546)	—	(1,546)	—
U.S. credit facility	(45,700)	(45,700)	—	(45,700)	—
Japanese term loan	(10,193)	(10,193)	—	(10,193)	—
China credit facility	(61)	(61)	—	(61)	—
Other loans	(156)	(156)	—	(156)	—

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,120	$1,120	$—	$1,120	$—
Derivative liabilities	(646)	(646)	—	(646)	—
Acquisition earn-out liability	(1,300)	(1,300)	—	(1,300)	—
U.S. credit facility	(44,250)	(44,250)	—	(44,250)	—
Japanese working capital loan	(18,611)	(18,611)	—	(18,611)	—
Japanese term loan	(954)	(954)	—	(954)	—
Other loans	(158)	(158)	—	(158)	—

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

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  Please refer to Note 5 and the Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, for the required interim period disclosure.

In February 2013, the FASB issued ASU, No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” or ASU No. 2013-04. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires the nature and amount of the obligation as well as other information about those obligations to be disclosed. ASU 2013-04 is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU, No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU No. 2013-10. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  ASU 2013-04 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU, No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU No. 2013-11. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent one of these items is not available at the reporting date; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Results of Operations

Consolidated net sales decreased by $8.0 million or 5.4% and $9.5 million or 3.3% for the quarter and year to date periods ended June 30, 2013, respectively, versus the similar 2012 periods.  The total negative impact of foreign currency translation on consolidated net sales was $3.2 million and $6.2 million for the quarter and year to date periods ended June 30, 2013, respectively, versus the same period for 2012.

Net sales for the quarter and year to date periods ended June 30, 2013 for the Activated Carbon and Service segment decreased $2.3 million or 1.9% and $0.7 million or 0.3%, respectively, versus the similar 2012 periods.  The decrease in sales for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 is primarily due to lower demand for activated carbon products and services in the Environmental Air Treatment and Environmental Water Treatment markets of $3.2 million and $1.8 million, respectively.  The decline in the Environmental Air Treatment market was as a result of the lower demand for powder activated carbon for mercury removal from electric generating units in the Americas as well as lower pricing on a significant contract that was renewed in early 2013.   The Environmental Water market decline was principally due to a large customer order in Asia that occurred in the quarter ended June 30, 2012 and did not repeat in 2013.  Partially offsetting these decreases was an increase in demand in the Potable Water market of $1.5 million, which was primarily in Japan; increased sales in the Specialty market of $1.6 million due to new contracts awarded; and the Company’s 2013 price increases, primarily in the Americas, which totaled $2.0 million (excluding the negative effects of the abovementioned lower contract pricing in the Environmental Air Treatment market).  The decrease in sales for the year to date period ended June 30, 2013 was also primarily in the Environmental Air Treatment and Food Markets which declined $4.7 million and $2.7 million, respectively, as compared to the 2012 period.  The decline in the Environmental Air Treatment market was as a result of the above mentioned lower demand for powder activated carbon as well as lower pricing on a significant contract.  The decline in the Food market was attributed to a non-repeat contract that the Company had in the 2012 period.  Partially offsetting these decreases for the year to date period 2013 was increased demand in the Potable Water market of $9.3 million in Japan as well as in the Americas.  The increase in the Americas is attributable to customers’ use of carbon to meet the U.S. EPA Stage 2 Disinfection Byproduct Rule being phased in for U.S. utilities over the next several years.   Included in the amounts above is the negative impact of foreign currency translation which totaled $3.1 million and $6.2 million, respectively, for quarter and year to date periods ended June 30, 2013.  Net sales for the Equipment segment decreased $5.6 million or 15.5% and $7.8 million or 21.6%, respectively, for the quarter and year to date periods ended June 30, 2013 versus the similar 2012 periods. The decrease for the quarter ended June 30, 2013 was due to lower sales of ballast water treatment systems of $7.5 million.  The quarter ended June 30, 2012 included sales of $5.5 million for three large ballast water treatment systems contracts.  Partially offsetting this decrease were higher sales of ion exchange systems and traditional ultraviolet light systems of $1.6 million and $1.1 million, respectively.  The decrease for the year to date period ended June 30, 2013 was also due to lower sales of ballast water treatment systems of $10.5 million, which included $7.4 million of sales related to the abovementioned contracts.  Partially offsetting this decrease were higher sales of traditional ultraviolet light systems and traditional carbon adsorption equipment of $2.3 million and $2.1 million, respectively.  Foreign currency translation included in the amounts above for the Equipment segment was comparable for the quarter and year to date periods ended June 30, 2013 versus the same 2012 periods.  Net sales for the quarter ended June 30, 2013 for the Consumer segment were comparable to the similar 2012 period and decreased approximately $1.1 million or 19.6% for the year to date period ended June 30, 2013 as compared to the 2012 period due to lower demand for activated carbon cloth.  Foreign currency translation was comparable for the quarter and year to date periods ended June 30, 2013 versus the same 2012 periods.

Net sales less cost of products sold (excluding depreciation), as a percentage of net sales, was 33.0% for the quarter  ended June 30, 2013 compared to 31.0% for the similar 2012 period, an increase of 2 percentage points.  The increase was in the Activated Carbon and Service segment as a result of the 2013 price increase and $1.4 million in lower plant maintenance costs as the quarter ended June 30, 2012 included additional maintenance outages primarily in the Americas for two virgin carbon production lines.  Partially offsetting this favorability was a decline in the Equipment segment which was related primarily to the increase in estimated costs to complete projects in process that totaled approximately $0.7 million.  The Consumer segment was comparable to the quarter ended June 30, 2012.  Net sales less cost of products sold (excluding depreciation), as a percentage of net sales, was 32.3% for the year to date period ended June 30, 2013 compared to 31.1% for the comparable 2012 period, an increase of 1.2 percentage points.  The increase for the year to date period was also attributed to the Activated Carbon and Service segment of which $2.5 million related to the previously mentioned lower plant maintenance costs.  The year to date period ended June 30, 2013 also benefited from the $0.4 million settlement on an insurance claim related to Hurricane Isaac (Refer to Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  Partially offsetting these increases was a year over year decline in the Equipment segment of $0.2 million due primarily to the aforementioned cost increases.  The Consumer segment was comparable to the year to date period ended June 30, 2012.  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.9 million and $1.1 million, respectively for the quarter and year to date periods ended June 30, 2013 versus the similar 2012 periods. The increase for both periods is due primarily to increased depreciation related to the Company’s new Gila Bend, Arizona facility that was placed into service in the quarter ended June 30, 2013 as well as for capital improvements at the Company’s Pearl River virgin carbon manufacturing facility that were completed primarily during the second half of 2012.

Selling, general and administrative expenses decreased $3.2 million or 15.4% and $5.9 million or 13.7%, respectively, for the quarter and year to date periods ended June 30, 2013 versus the comparable 2012 periods.  The decrease was principally due to lower employee related expenses of $1.6 million and $2.4 million, respectively, for the quarter and year to date periods ended June 30, 2013 versus the 2012 periods which includes a $0.9 million benefit related to a reduction of a multiemployer pension plan liability that occurred in the second quarter of 2013.  Also contributing to the decline were decreased employee travel costs of $0.4 million and $1.0 million, respectively, for the quarter and year to date periods ended June 30, 2013 versus the 2012 periods.  The declines for both the quarter and year to date periods ended June 30, 2013 were primarily as a result of the Company’s worldwide strategy to reduce costs that was announced in the third quarter of 2012 (Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Research and development expenses decreased $1.1 million and $1.4 million, respectively, for the quarter and year to date periods ended June 30, 2013 versus the comparable 2012 periods due to lower advanced product testing costs related to both mercury removal from flue gas and the use of activated carbon in ultra capacitors.

The Company recorded $0.6 million of restructuring charges for the year to date period ended June 30, 2013 related to headcount reductions in the Activated Carbon and Service segment.  These charges were offset by a pre-tax gain of $0.6 million for the sale of the Company’s activated carbon manufacturing facility in Datong, China.  Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Company’s income tax provision increased by $1.6 million and $1.7 million for the quarter and year- to- date periods ended June 30, 2013 and 2012, respectively.  The increase in tax expense for both periods primarily relates to the increase in income before income tax provision.  The effective tax rate for the year to date period ended June 30, 2013 was 32.7% compared to 33.5% for the similar 2012 period.  The decrease in the effective tax rate from the year to date period ended June 30, 2013 compared to the same period ended June 30, 2012 relates primarily to the net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013. Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $17.8 million for the period ended June 30, 2013 compared to $25.9 million for the comparable 2012 period.  The $8.1 million decrease is due to unfavorable working capital changes including $18.0 million of additional cash used for accounts payable and accrued liabilities due to the timing of payments for raw materials and outsourced carbons which was partially offset by an $11.0 million decrease in revenue in excess of billings on uncompleted contracts related to the equipment business as a result of a lower volume of projects.

Common stock dividends were not paid during the quarters ended June 30, 2013 and 2012.

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at June 30, 2013 and December 31, 2012 was $77.1 million and $78.6 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of June 30, 2013 ranged from 1.25% to 1.45%.

Total outstanding borrowings under the Credit Facility were $45.7 million and $44.3 million as of June 30, 2013 and December 31, 2012, respectively, and are shown as long-term debt within the condensed consolidated balance sheets.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.   At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.  CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate, which was 0.7% per annum at June 30, 2013. This loan matures on May 10, 2017.  At June 30, 2013, CCJ had 1.0 billion Japanese Yen or $10.2 million outstanding and recorded as long-term debt within the condensed consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum at June 30, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.   There were no outstanding borrowings under the Japanese Working Capital Loan as of June 30, 2013. At December 31, 2012, CCJ had 1.6 billion Japanese Yen or $18.6 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.

Accelerated Share Repurchase

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, the Company paid a purchase price of $50 million and received 3,276,002 shares in connection with the inception of the Program. The actual number of shares that the Company will repurchase under the Program will be determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of applicable calculation periods. The calculation period is expected to end no later than the end of September 2013. If the actual number of shares to be repurchased exceeds the number of shares previously delivered, the Company will receive a number of additional shares equal to such excess following the conclusion of the calculation period.  If the actual number of shares to be repurchased is less than the number of shares previously delivered, the Company will deliver shares equal to such excess following the conclusion of the calculation period.  The Company also retains the right to settle any such deficit in cash.   The Company’s outstanding common shares used to calculate earnings per share will be reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  Based on the Company’s VWAP from Program inception through June 30, 2013, the number of shares to be repurchased is estimated to be 236,284 shares less than the shares that were previously delivered.  Accordingly, the Company has increased its diluted shares outstanding.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2013, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2012, except with regard to the Company’s Japanese Term Loan and Japanese Working Capital Loan (refer to Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  The Company is obligated to make principal payments on debt outstanding at June 30, 2013 of $0.1 million in 2013, $45.7 million in 2016, $10.1 million in 2017, and $0.2 million in 2018.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $16.0 million for the six months ended June 30, 2013 compared to expenditures of $36.8 million for the same period in 2012.  The expenditures for the period ended June 30, 2013 were primarily for improvements to the Company’s manufacturing facilities including $7.7 million related to the construction of the Company’s Gila Bend, Arizona facility.  The expenditures for the period ended June 30, 2012 consisted primarily of improvements to the Company’s manufacturing facilities which included $11.2 million related to the expansion of the Company’s Pearl River, Mississippi virgin activated carbon manufacturing facility.  Capital expenditures for 2013 are currently projected to be approximately $40.0 million to $45.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants in both the U.S. and Europe of $1.7 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively (Refer to Note 14 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Cash and cash equivalents include $15.1 million and $16.0 million held by the Company’s foreign subsidiaries at June 30, 2013 and December 31, 2012, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

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

The Company accrued $2.0 million as its estimate of potential loss related to civil penalties as of December 31,

2010. In the second quarter of 2012, the Company recorded a reduction of $0.2 million to this estimate.  Since April 2012, the Company and the EPA have continued to negotiate the issues. In November 2012 the parties met and agreed in principal to a total civil penalty of $1.6 million.  In July 2013 the EPA provided the Company with a draft consent decree.  The Company is currently reviewing the draft consent decree and expects to sign a negotiated consent decree in 2013.

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

Waterlink:  In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At June 30, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.2 million and $1.0 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.2 million and $0.4 million of environmental remediation costs for the six month periods ended June 30, 2013 and 2012, respectively. Remediation activities are ongoing and are currently expected to be completed by the end of 2014.

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

On November 17, 2010, the Commerce Department announced the results of its review for POR II.  Because the Company was not involved in this review its deposit rates did not change from the rate of 14.51%, which was established during POR I.  The cooperative respondents involved in POR II that did not receive a company-specific rate received a deposit rate of $0.127 per pound.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  The Company does not expect any of the appeals to be successful.  However, in the event the court finds merit in the arguments raised in the appeals, the Company does not expect the revised rates to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact that a successful appeal would have is related to the amount of anti-dumping duties assessed on imports by the cooperative respondents that were entered into the United States between April 1, 2008 and March 31, 2009.  An initial decision from the court in the POR III appeal process is expected during the third quarter of 2013.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, Commerce calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound   (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a $0.00 anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.   The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB,

Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data began in 2012 and the preliminary results of the Commerce Department’s review of POR V were announced on May 3, 2013. The Commerce Department calculated preliminary anti-dumping margins for the mandatory respondents that it examined ranging from $0.13 per pound (Ningxia Huahui Activated Carbon Co.) to $0.25 per pound (Jacobi Carbons AB and its affiliates), and as a result, it calculated a preliminary anti-dumping margin of $0.19 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  These preliminary margins are subject to change by the final determination, which will not be issued until mid-November 2013.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  The Company, and two other U. S. producers of activated carbon, participated in the review to support continuation of the anti-dumping order for an additional five years.  The Company maintained that the continuation of the anti-dumping order was appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company asserted that the disciplining effect of the order played an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company argued that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

On June 4, 2012 the ITC voted unanimously to conduct a full review of the anti-dumping order.  As a result, the agency utilized a process similar to its original injury investigation, where the agency distributed detailed questionnaires to gather information for its investigation from domestic producers, foreign producers, U.S. importers, and purchasers, and conducted a hearing on December 18, 2012.  The Company and the two other U.S. producers of activated carbon, as well as a U.S. importer of activated carbon, participated in the hearing.  Based on the information gathered by the agency during its review, the ITC reached a unanimous affirmative determination on February 8, 2013, voting to continue the anti-dumping order for an additional five years.   The Commerce Department published a notice in the Federal Register on March 18, 2013, stating that the anti-dumping order will be continued for an additional five years.

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April of 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI will begin in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are anticipated to be announced in late April or early May of 2014.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2013, June 2012 and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter of each calendar year.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports were on hold while the POR I final results for certain exporters were under appeal.  All POR I appeals were subsequently resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  The Company received $1.8 million in December 2012 related to the CDSOA distributions of which $1.5 million was reflected within the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012.

On May 31, 2013, Customs announced the preliminary amount of duties available (as of April 30, 2013) for distribution under the CDSOA for fiscal year 2013.  The preliminary amount identified for distribution related to certain activated carbon imported from China totaled $86,765 which should be distributed to eligible parties in December 2013.  The Company expects to receive 59.57% of the fiscal year 2013 distribution.  The Company does not anticipate any further material CDSOA distributions subsequent to the distribution expected to be made in December 2013.

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

In February 2013, the FASB issued ASU, No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” or ASU No. 2013-04. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires the nature and amount of the obligation as well as other information about those obligations to be disclosed. ASU 2013-04 is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU, No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU No. 2013-10. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  ASU 2013-04 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU, No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” or ASU No. 2013-11. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent one of these items is not available at the reporting date; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Outlook

Activated Carbon and Service

The Company believes that the activated carbon and service sales volume for 2013 will increase over 2012.  Sales volume growth is expected to come from several sources including the ongoing impacts of environmental regulations as discussed below.  Expected volume growth will be met by the virgin carbon expansion recently completed at the Pearl River facility; increased utilization of reactivation capacity in all three regions; operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investment; a recently launched third-party plant efficiency study and product rationalization project targeting a reduction in SKU’s of 45%; and the sale of outsourced carbons.  Impediments to growth could include an economic slowdown in any or all of the regions served as well as any impacts from delays in environmental regulations further discussed below.   The Company’s sale of mercury removal carbons is expected to decline in 2013 due to the expiration of contracts that existed in 2012 as well as U.S. electric utilities expanded usage of natural gas for electric generation.  However, in February of 2013, the Company announced a significant, long-term contract for mercury removal with an estimated value of $16.0 million to $22.0 million.

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

Raw material costs for production in 2013 are expected to be approximately equivalent to 2012’s costs on a per unit basis.   The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.   The Company expects its total cost of coal to increase in 2013 given expectations for increased production at our U.S. virgin activated carbon plants due to the 2012 Pearl River plant expansion as well as fewer total scheduled maintenance outages.   The Company’s 2012 cost per ton of coal used in production increased 5.0% versus 2011.   As of June 30, 2013, the Company has approximately 54% of its remaining 2013 anticipated coal requirements under contract.

The Company continues to make research and development expenditures related to its advanced products aimed at significantly reducing the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas as compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to owners of coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The MATS regulation was published in the Federal Register on February 16, 2012.  Compliance with MATS will generally be required three years from this publication date.  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.    As of July 31, 2013, the Company believes over 100 units have been granted a one-year extension by at least 18 different states.  The Company cannot predict when the other MATS legal challenges will be resolved.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.  The Company suspects that these regulations could continue to be challenged and that compliance implementation for MATS or these other mercury removal regulations may be delayed.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company currently estimates that the current annual demand for mercury removal in North America is 130 million to 180 million pounds and may grow to as much as 380 million to 765 million pounds by 2016.   However, today the North American activated carbon supply capacity for this market is greater than current demand.  As a result, recent pricing in this market has deteriorated.  The Company expects this trend to continue in the near future until compliance with MATS draws nearer.  Many of the Company’s multi-year contracts, as well as those of its competitors have expired or are near their scheduled expiration and are expected to be re-bid.  The Company believes its advanced products for mercury which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

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

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants by 2015.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) is another growth driver for the Company.  Disinfection Byproducts (DBPs) are compounds that form when natural occurring organic materials in drinking water sources react with the chemicals used to disinfect the water. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the DBP Rule in 2006, and requires water utilities to be in compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 70 million pounds by 2015.  This market also provides an opportunity for the Company’s service business by converting customers from the use of virgin carbon to reactivated carbon.  The Company’s reactivation facilities in Arizona, California and Ohio have all received certification from the National Sanitation Foundation (NSF) International.   This certification verifies that potable custom reactivated carbon is safe for reuse in municipal water treatment applications.

During the second quarter of 2011, the city of Phoenix, Arizona selected the Company to reactivate for a ten-year period approximately 15- to- 20 million pounds of spent activated carbon, used to prevent the formation of DBPs.   The contract with Phoenix includes the construction of a reactivation facility in Gila Bend, Arizona.  The reactivation facility, owned and operated by the Company, will serve as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project.  During the second quarter of 2012, the Company entered into a ten-year reactivation contract with one of these cities (Scottsdale).  During the construction of the facility, the Company utilized its existing reactivation capacity to meet Phoenix’s and Scottsdale’s requirements.  Reactivation services for Phoenix began during the second quarter of 2012.  The Company is in final discussions with the city of Glendale to provide reactivation services under a long-term contract.   In the meantime, we are reactivating the city’s spent carbon under the terms of an interim agreement.

In Europe, the Company was awarded a multi-year contract with a large water provider in the UK similar to its contract with the city of Phoenix.  The Company will supply virgin carbon and reactivation services for a ten year period and plans to restart and upgrade its Tipton plant in the UK.   The planned upgrades are estimated to require $9.5 million of capital expenditures and will be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, will begin undergoing equipment modifications and a significant capacity expansion during 2013 and is planned to return to operation in 2014 with the additional capacity and planned upgrades completed in 2015.   The equipment modifications and capacity expansion require permitting approval and the Company received such approval on June 25, 2013.

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

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign its organizational structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.   As a part of this strategy, the Company permanently closed, and later sold, its Datong, China manufacturing facility, temporarily idled a reactivation facility in Blue Lake, California, and reduced headcount.  The Company has also consolidated operations at certain locations and will evaluate non-core businesses for potential divestiture.  The Company recorded $10.2 million of restructuring charges during the second half of 2012 which are all within the Activated Carbon and Service segment.  During the period ended March 31, 2013, the Company recorded $0.6 million of restructuring charges and a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China which were all within the Activated Carbon and Service segment.  Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that U.S. demand for its ultraviolet light (UV) systems will continue, as smaller municipalities must meet implementation deadlines through 2015 for EPA regulations to treat for Cryptosporidium in drinking water.  Worldwide firm bid opportunities for UV systems for the municipal market remain somewhat slow in 2013.  However, UV remains the technology of choice for controlling Cryptosporidium and Giardia under the U.S. EPA LT2 regulations and smaller communities will need to implement over the coming years.

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

During the third quarter of 2012, the Coast Guard approved NSF International (NSF), located in Ann Arbor, Michigan as the first Independent Laboratory to work with manufacturers in the Type Approval process for ballast water treatment systems.   Det Norske Veritas (DNV) AS, located in Hovik, Norway, became the second entity to achieve the status of an Independent Laboratory (IL) in June 2013.  The IL’s are just beginning to work with manufacturers on testing for Type Approval — a process that is expected to take up to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternative Management System (AMS) by the Coast Guard.   To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water

and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.   The BWMC has now been signed by 37 countries representing 30.3% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and require more than 60,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will exceed $15 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.   During 2012 and thus far in 2013, the number of new ship builds has been significantly lower than in prior years and the retrofit market for ballast water equipment has yet to ramp up owing to the delay in ratification of the IMO BWMC.  This has resulted in a decline in Hyde GUARDIAN® orders.   During the first six months of 2013, the Company sold 30 ballast water treatment systems.  During 2012 and 2011, the Company sold 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold 235 systems valued at $59.6 million.

Backlog for the Equipment segment as of June 30, 2013, was $25.4 million while backlog at December 31, 2012 was $31.9 million.  The decrease in backlog from year-end 2012 is primarily due to the temporary decline in Hyde Marine’s backlog as new ship builds remain below historical levels and the retrofit market is only beginning to develop.

Consumer

Although sales of carbon cloth declined in the first half of 2013, the Company expects improved performance during the remainder of 2013.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2013.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2013	96	$16.57	—	—
May 1 – May 31, 2013	—	—	—	—
June 1 – June 30, 2013	—	—	—	—

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

	December 31, 2011
	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$803	$1,970
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives – foreign currency contracts	(475)	(475)
Net amount	$328	$1,495

Item 6.       Exhibits

Exhibit No.	Description	Method of filing
10.1	Indemnification Agreement between the Company and Louis S. Massimo, dated May 1, 2013.	(a)

10.2	Indemnification Agreement between the Company and Donald C. Templin, dated May 1, 2013.	(a)

10.3	Letter of Guarantee by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and the Company, dated May 10, 2013.	(b)

10.4	Loan Agreement by and between The Bank of Tokyo-Mitsubishi UJF, Ltd., and Calgon Carbon Japan KK, dated May 10, 2013.	(c)

10.5	Memorandum of Amendment by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK, and the Company dated May 20, 2013.	(d)

10.6	Amended Contract by and between The Bank of Tokyo-Mitsubishi UJF, Ltd., and Calgon Carbon Japan KK, dated May 20, 2013.	(e)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 3, 2010 (File No. 001-10776).
(b)	Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed May 17, 2013 (File No. 001-10776).
(c)	Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed May 17, 2013 (File No. 001-10776).
(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed May 24, 2013 (File No. 001-10776).
(e)	Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed May 24, 2013 (File No. 001-10776).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 8, 2013	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer