Form 10-Q
period 2013-09-30
CALGON CARBON CORPORATION
filed 2013-11-05
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2013
[Common Stock, $.01 par value per share]	54,604,765 shares

CALGON CARBON CORPORATION

FORM 10-Q

QUARTER ENDED September 30, 2013

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on Form 10-Q and in the Company’s most recent Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein.  Therefore, you should not unduly rely on any forward-looking statements contained herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Some of the factors that could affect future performance of the Company are changes in, or delays in the implementation of, regulations that cause a market for our products, acquisitions, higher energy and raw material costs, costs of imports and related tariffs, labor relations, capital and environmental requirements, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

In reviewing any agreements incorporated by reference in this Quarterly Report on Form 10-Q, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company.  The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate.  The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

I N D E X

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2012, as filed with the Securities and Exchange Commission by the Company in its Annual Report on Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$139,375	$135,467	$414,847	$420,478

Cost of products sold (excluding depreciation)	93,001	98,544	279,473	294,826
Depreciation and amortization	7,347	6,756	21,399	19,711
Selling, general and administrative expenses	19,362	23,874	56,279	66,644
Research and development expenses	1,614	1,941	4,476	6,209
Restructuring (Note 1)	(87)	7,958	(129)	7,958
Litigation and other contingencies	266	—	266	(19)
	121,503	139,073	361,764	395,329
Income (loss) from operations	17,872	(3,606)	53,083	25,149

Interest income	3	3	139	32
Interest expense	(122)	(4)	(428)	(23)
Other expense—net	(395)	(1,042)	(1,564)	(1,806)

Income (loss) before income tax provision (benefit)	17,358	(4,649)	51,230	23,352

Income tax provision (benefit)	5,473	(196)	16,561	9,183

Net income (loss)	11,885	(4,453)	34,669	14,169

Other comprehensive income (loss), net of tax (Note 5)
Foreign currency translation	4,551	3,797	(967)	1,454
Derivatives	(391)	(17)	168	564
Employee benefit plans	425	(39)	1,759	(1,071)

Comprehensive income (loss)	$16,470	$(712)	$35,629	$15,116

Net income (loss) per common share
Basic	$0.22	$(0.08)	$0.64	$0.25
Diluted	$0.22	$(0.08)	$0.64	$0.25

Weighted average shares outstanding
Basic	53,900,119	56,682,153	53,774,268	56,611,496
Diluted	54,763,796	57,197,419	54,506,378	57,170,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$29,977	$18,161
Receivables (net of allowance of $1,739 and $1,362)	105,169	101,918
Revenue recognized in excess of billings on uncompleted contracts	10,056	14,680
Inventories	107,842	107,166
Deferred income taxes — current	19,452	17,317
Other current assets	11,308	13,964
Total current assets	283,804	273,206

Property, plant and equipment, net	264,792	262,993
Intangibles, net	6,179	7,388
Goodwill	26,537	27,030
Deferred income taxes — long-term	3,966	3,558
Other assets	2,788	3,594

Total assets	$588,066	$577,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,174	$76,214
Restructuring reserve (Note 1)	551	3,226
Billings in excess of revenue recognized on uncompleted contracts	5,563	3,865
Payroll and benefits payable	12,362	10,114
Accrued income taxes	2,287	2,666
Short-term debt	270	19,565
Total current liabilities	79,207	115,650

Long-term debt	48,340	44,408
Deferred income taxes — long-term	18,973	12,379
Accrued pension and other liabilities	48,922	54,035

Total liabilities	195,442	226,472

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 56,837,072 and 56,450,632 shares issued	568	564
Additional paid-in capital	174,637	168,599
Retained earnings	305,180	270,511
Accumulated other comprehensive loss	(15,567)	(16,527)
	464,818	423,147
Treasury stock, at cost, 6,435,860 and 6,415,176 shares	(72,194)	(71,850)

Total shareholders’ equity	392,624	351,297

Total liabilities and shareholders’ equity	$588,066	$577,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$34,669	$14,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,399	19,711
Employee benefit plan provisions	1,370	4,468
Stock-based compensation	2,391	2,057
Deferred income tax expense (benefit)	2,877	(1,474)
Restructuring (Note 1)	(129)	7,958
Restructuring cash payments (Note 1)	(3,124)	—
Changes in assets and liabilities – net of effects from foreign exchange:
(Increase) decrease in receivables	(7,096)	5,657
(Increase) decrease in inventories	(3,289)	6,079
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	8,177	(7,519)
Decrease in accounts payable, accrued liabilities, and accrued interest	(15,140)	(2,999)
Pension contributions	(3,547)	(3,107)
Other items – net	573	(508)
Net cash provided by operating activities	39,131	44,492

Cash flows from investing activities
Proceeds from sale of business (Note 1)	642	—
Capital expenditures	(22,053)	(45,674)
Government grants received	1,709	947
Cash released from collateral	—	1,106
Net cash used in investing activities	(19,702)	(43,621)

Cash flows from financing activities
Japanese Revolving credit facility borrowings – short term (Note 10)	—	10,546
Japanese Revolving credit facility repayments – short term (Note 10)	(16,291)	(10,291)
U.S. Revolving credit facility borrowings – long term (Note 10)	64,900	61,200
U.S. Revolving credit facility repayments – long term (Note 10)	(71,150)	(56,800)
Proceeds from debt obligations	10,476	—
Reductions of debt obligations	(1,015)	(2,294)
Treasury stock purchased	(344)	(567)
Common stock issued	3,410	967
Excess tax benefit from stock-based compensation	—	(268)
Net cash (used in) provided by financing activities	(10,014)	2,493

Effect of exchange rate changes on cash and cash equivalents	2,401	1,722

Increase in cash and cash equivalents	11,816	5,086
Cash and cash equivalents, beginning of period	18,161	13,574
Cash and cash equivalents, end of period	$29,977	$18,660

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

For the three and nine months ended September 30, 2013, the Company recorded $(87) thousand and $0.4 million, respectively, of restructuring (income) charges which were all within the Activated Carbon and Service segment.  The Company also recorded a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China for the period ended March 31, 2013 which was in the Activated Carbon and Service segment.  The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  For three and nine months ended September 30, 2012, the Company recorded $8.0 million of restructuring charges which were all within the Activated Carbon and Service segment.  These restructuring charges included impairment charges of $3.6 million for the permanent closure or sale of its activated carbon manufacturing facility in Datong, China and $0.4 million for the closure of a warehouse in Belgium.  The Company also recorded termination benefits, including early retirement obligations, as a result of the worldwide reduction of headcount of $3.8 million.

The remaining restructuring cash outlays are expected to be made in 2013.

The following table summarizes the activity in the restructuring reserve for the nine month period ended September 30, 2013:

(Thousands, except number of employees)	Employee Termination Benefits	Gain on Sale	Other	Total Restructuring Activity	Employees
Accrual at December 31, 2012	$3,226	$—	$—	$3,226	67
Restructuring charges (income)	357	(578)	92	(129)	4
Payments	(3,032)	—	(92)	(3,124)	(67)
Non-cash charges	—	578	—	578	—
Accrual at September 30, 2013	$551	$—	$—	$551	4

2.              Inventories

	September 30, 2013	December 31, 2012

Raw materials	$29,916	$29,353
Finished goods	77,926	77,813
	$107,842	$107,166

Inventories are recorded net of reserves of $2.1 million and $1.8 million for obsolete and slow-moving items at September 30, 2013 and December 31, 2012, respectively.

3.              Supplemental Cash Flow Information

Cash paid for interest during the nine months ended September 30, 2013 and 2012 was $0.7 million and $0.8 million, respectively. Income taxes paid, net of refunds, were $11.1 million and $11.3 million, for the nine months ended September 30, 2013 and 2012, respectively.

The Company has reflected a $1.0 million decrease and a $1.4 million increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2013 and 2012, respectively.

4. Dividends

The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2013 and 2012.

5. Accumulated Other Comprehensive Income (Loss)

The following table provides details on the changes in the balances of each component of accumulated other comprehensive loss, net of tax, at September 30, 2013:

	Foreign			Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
(Dollars in thousands)	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance at December 31, 2012	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income (loss) before reclassifications	(7,320)	181	549	(6,590)
Amounts reclassified from other comprehensive income (loss)	1,032	(559)	25	498
Net current-period other comprehensive income (loss)	(6,288)	(378)	574	(6,092)
Balance at March 31, 2013	$10,810	$(34,096)	$667	$(22,619)
Other comprehensive income (loss) before reclassifications	2,834	(66)	15	719
Amounts reclassified from other comprehensive income (loss)	(2,064)	1,779	(30)	1,749
Net current-period other comprehensive income (loss)	770	1,713	(15)	2,468
Balance at June 30, 2013	$11,580	$(32,383)	$652	$(20,151)
Other comprehensive income (loss) before reclassifications	4,551	(184)	(244)	4,123
Amounts reclassified from other comprehensive income (loss)	—	608	(147)	461
Net current-period other comprehensive income (loss)	4,551	424	(391)	4,584
Balance at September 30, 2013	$16,131	$(31,959)	$261	$(15,567)

The following tables provide details on amounts reclassified out of each component of accumulated other comprehensive (income) loss for the three and nine month periods ended September 30, 2013:

Three Months Ended
September 30, 2013
Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	Comprehensive Loss (1)	Where Net Income is Presented
Derivatives (Note 7)
Foreign Exchange Contracts	$339	Cost of products sold (excluding depreciation)
Natural Gas Contracts	(70)	Cost of products sold (excluding depreciation)
	269	Total before tax
	(122)	Tax (expense) or benefit
	$147	Net of tax
Pension Benefit Adjustments (Note 11)
Prior-service costs	$(18)	(2)
Actuarial losses	(962)	(2)
	(980)	Total before tax
	372	Tax (expense) or benefit
	$(608)	Net of tax
Foreign Currency Translation Adjustments
Sale of foreign subsidiary (Note 1)	$—	Restructuring (3)
	—	Total before tax
	—	Tax (expense) or benefit
	$—	Net of tax
Total reclassifications for the period	$(461)	Net of tax

	Nine Months Ended
	September 30, 2013
	Amount Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Statement
Comprehensive (Income) Loss Components	Comprehensive Loss (1)	Where Net Income is Presented
Derivatives (Note 7)
Foreign Exchange Contracts	$769	Cost of products sold (excluding depreciation)
Natural Gas Contracts	(476)	Cost of products sold (excluding depreciation)
	293	Total before tax
	(141)	Tax (expense) or benefit
	$152	Net of tax
Pension Benefit Adjustments (Note 11)
Prior-service costs	$(56)	(2)
Actuarial losses	(2,882)	(2)
	(2,938)	Total before tax
	1,110	Tax (expense) or benefit
	$(1,828)	Net of tax
Foreign Currency Translation Adjustments
Sale of foreign subsidiary (Note 1)	$1,032	Restructuring (3)
	1,032	Total before tax
	—	Tax (expense) or benefit
	$1,032	Net of tax
Total reclassifications for the period	$(644)	Net of tax

(1)         Amounts in parentheses indicate reductions to income/increases to losses.

(2)         These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

(3)         The adjustment for 2013 relates to the Company’s sale of its activated carbon manufacturing facility in Datong, China.

Foreign currency translation adjustments exclude income tax (expense) benefit for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax expense associated with the Company’s pension benefits included in accumulated other comprehensive loss was $18.9 million and $20.0 million at September 30, 2013 and December 31, 2012, respectively.  The income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive loss was $(0.2) million and $(29) thousand at September 30, 2013 and December 31, 2012, respectively.

The following table contains the components of income tax (expense) benefit included in other comprehensive income (loss):

	Foreign Currency Translation		Pension Benefits		Derivatives
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
(Dollars in millions)	Ended	Ended	Ended	Ended	Ended	Ended
September 30, 2013	$0.3	$0.2	$(0.4)	$(1.1)	$0.2	$(0.2)
September 30, 2012	$0.2	$—	$—	$0.7	$—	$(0.4)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales
Activated Carbon and Service	$123,027	$114,971	$365,933	$358,561
Equipment	13,419	18,212	41,629	54,217
Consumer	2,929	2,284	7,285	7,700
	$139,375	$135,467	$414,847	$420,478
Income (loss) from operations before depreciation, amortization, and restructuring
Activated Carbon and Service	$24,951	$9,900	$73,556	$47,729
Equipment	(628)	726	(859)	3,257
Consumer	809	482	1,656	1,832
	25,132	11,108	74,353	52,818
Depreciation and amortization
Activated Carbon and Service	6,468	5,983	18,729	17,406
Equipment	725	619	2,191	1,832
Consumer	154	154	479	473
	7,347	6,756	21,399	19,711
Income from operations before restructuring	17,785	4,352	52,954	33,107

Reconciling items:
Restructuring (Note 1)	87	(7,958)	129	(7,958)
Interest income	3	3	139	32
Interest expense	(122)	(4)	(428)	(23)
Other expense — net	(395)	(1,042)	(1,564)	(1,806)
Income (loss) before income tax provision (benefit)	$17,358	$(4,649)	$51,230	$23,352

	September 30, 2013	December 31, 2012
Total Assets
Activated Carbon and Service	$523,557	$510,550
Equipment	56,787	60,191
Consumer	7,722	7,028
Consolidated total assets	$588,066	$577,769

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

		September 30,	December 31,
Asset Derivatives	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$716	$545
Foreign exchange contracts	Other assets	12	142

Total derivatives designated as hedging instruments under ASC 815		728	687
Derivatives not designated as hedging
instruments under ASC 815:
Foreign exchange contracts	Other current assets	854	433

Total asset derivatives		$1,582	$1,120

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

		September 30,	December 31,
Liability Derivatives	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$366	$191
Natural gas contracts	Accounts payable and accrued liabilities	69	360
Foreign exchange contracts	Accrued pension and other liabilities	62	61

Total derivatives designated as hedging instruments under ASC 815		497	612
Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	33	34

Total liability derivatives		$530	$646

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

The use of derivatives exposes the Company to the risk that a counter party may default on a derivative contract.  The aggregate fair value of the Company’s derivative instruments in asset positions as of September 30, 2013 was $1.6 million, representing the maximum loss that the Company would recognize at that date if all counterparties failed to perform as contracted. The Company has entered into master agreements with counterparties for its foreign exchange contracts that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.  The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

The gross and net amounts of derivative assets and liabilities were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,582	$530	$1,120	$646
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives — foreign currency contracts	(461)	(461)	(286)	(286)
Net amount	$1,121	$69	$834	$360

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three and nine months ended September 30, 2013 and 2012, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Accumulated OCI derivative gain or (loss) at July 1, 2013 and January 1, 2013, respectively	$1,069	$74
Effective portion of changes in fair value	(355)	788
Reclassifications from accumulated OCI derivative to earnings	(269)	(293)
Foreign currency translation	(11)	(135)
Accumulated OCI derivative gain or (loss) at September 30, 2013	$434	$434

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2013	2012

Foreign Exchange Contracts	$(336)	$(301)
Natural Gas Contracts	(19)	67
Total	$(355)	$(234)

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Nine Months Ended
	September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2013	2012

Foreign Exchange Contracts	$874	$131
Natural Gas Contracts	(86)	(217)
Total	$788	$(86)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Cost of products sold
	(excluding depreciation)	$339	$196
Natural Gas Contracts	Cost of products sold
	(excluding depreciation)	(70)	(385)
Total		$269	$(189)

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Nine Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	September 30,
Hedging Relationships:	Income on Derivatives	2013	2012

Foreign Exchange Contracts	Cost of products sold
	(excluding depreciation)	$769	$326
Natural Gas Contracts	Cost of products sold
	(excluding depreciation)	(476)	(1,307)
Total		$293	$(981)

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

(1) Assuming market rates remain constant with the rates at September 30, 2013, a gain of $0.2 million is expected to be recognized in earnings over the next 12 months.

(2) For the three and nine months ended September 30, 2013 and 2012, the amount of gain (loss) recognized in income was all attributable to the ineffective portion of the hedging relationships.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	September 30,	December 31,
(in thousands except for mmbtu)	2013	2012
Natural gas contracts (mmbtu)	395,000	235,000
Foreign exchange contracts	$46,730	$42,399

Other

The Company has also entered into certain derivatives to minimize its exposure to exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
Derivatives Not Designated as	(Loss) Recognized in	September 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2013	2012

Foreign Exchange Contracts *	Other expense — net	$152	$131
Total		$152	$131

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Nine Months Ended
Derivatives Not Designated as	(Loss) Recognized in	September 30,
Hedging Instruments Under ASC 815:	Income on Derivatives	2013	2012

Foreign Exchange Contracts *	Other expense — net	$833	$501
Total		$833	$501

*As of September 30, 2013 and 2012, these foreign exchange contracts were entered into and settled during the respective periods.

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

8.              Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At September 30, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.5 million and $0.4 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.5 million of environmental remediation costs for each of the nine month periods ended September 30, 2013 and 2012, respectively. Remediation activities are ongoing and are currently expected to be completed by the end of 2014.

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

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors as published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Commerce Department determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company had received the $1.6 million as of December 31, 2012.

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

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013 the Court of International Trade (the Court) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the Department to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.  The Commerce Department is due to issue its remand determination by November 13, 2013.

The Company does not expect the Commerce Department review remanded by the Court to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact of any change made by the Commerce Department would be related to the amount of anti-dumping duties assessed on imports by the mandatory and cooperative rate respondents other than the Company and its affiliates that were entered into the United States between April 1, 2008 and March 31, 2009.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data began in 2012 and the preliminary results of the Commerce Department’s review of POR V were announced on May 3, 2013. The Commerce Department calculated preliminary anti-dumping margins for the mandatory respondents that it examined ranging from $0.13 per pound (Ningxia Huahui Activated Carbon Co.) to $0.25 per pound (Jacobi Carbons AB and its affiliates), and as a result, it calculated a preliminary anti-dumping margin of $0.19 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  These preliminary margins are subject to change by the final determination, which is expected to be announced sometime in November 2013.

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

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April of 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI began in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are anticipated to be announced in late April or early May of 2014.

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

On May 31, 2013, Customs announced the preliminary amount of duties available (as of April 30, 2013) for distribution under the CDSOA for fiscal year 2013.  The preliminary amount identified for distribution related to certain activated carbon imported from China totaled approximately $0.1 million which should be distributed to eligible parties in December 2013.  The Company expects to receive 59.57% of the fiscal year 2013 distribution.  The Company does not anticipate any further material CDSOA distributions subsequent to the distribution expected to be made in December 2013.

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).

The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believed there were still significant violations of RCRA and the CWA that were unresolved by the information provided in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. The Company has taken action to address and remediate a number of the alleged violations. The Company now believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations, which could require the Company to incur substantial additional costs.  The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved.

By letter dated January 5, 2010, the EPA determined that certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons were RCRA listed hazardous wastes and that they need to be managed in accordance with RCRA regulations. The Company believes that the cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the materials were not RCRA listed hazardous wastes when recycled, as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter.  By letter dated May 12, 2010 from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the CWA. The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained.  On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis, which was answered by the Company.  In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant.  The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.

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

The Company has completed negotiation of the consent decree and in September 2013 signed and delivered the consent decree to the EPA and DOJ.  On October 28, 2013, the fully signed consent decree was lodged with the Federal District Court in Kentucky.  As part of the proposed consent decree the Company will pay a civil penalty of $1.6 million but makes no admissions of any violations.  The Company will be required under the consent decree to conduct testing of the portion of the stockpiled material that has not previously been tested in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The Consent Decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the units discussed above as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.

During the quarter ended September 30, 2013, the Company recorded a reduction of $0.2 million from its accrual for this matter to reflect the agreed upon civil penalty.  However, the Company has also recognized net costs of approximately $0.4 million related primarily to the required ongoing testing and sampling as previously mentioned.

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

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards. In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon.  The cleanup has begun and is expected to be completed in early 2014.  As of the end of September 2013, estimated remaining costs to complete the clean-up were approximately $6.4 million and the PRP Group had cash on hand to pay towards such costs of approximately $5.3 million.  There are additional potential funds also available to the PRP group.  The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

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

Accelerated Share Repurchase

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares upon inception of the Program. The actual number of shares that the Company repurchased under the Program was determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of applicable calculation period which ended on September 30, 2013.  The actual amount of shares to be repurchased was 340,334 shares less than the number of shares previously delivered, and as a result, the Company sold back that many shares to the counterparty in the form of a private placement of unregistered securities. The Company’s outstanding common shares used to calculate earnings per share were reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  The Company increased its diluted shares outstanding to reflect the 340,334 shares that were sold back in the form of the private placement.

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

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2013 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2012	$20,310	$6,660	$60	$27,030
Restructuring (Note 1)	(419)	—	—	(419)
Foreign exchange	(9)	(65)	—	(74)

Balance as of September 30, 2013	$19,882	$6,595	$60	$26,537

The following is a summary of the Company’s identifiable intangible assets as of September 30, 2013 and

December 31, 2012, respectively:

		September 30, 2013
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(581)	$95
Customer Relationships	15.9 Years	10,450	(218)	(8,666)	1,566
Product Certification	5.4 Years	7,905	(18)	(4,917)	2,970
Unpatented Technology	18.4 Years	3,183	—	(2,390)	793
Licenses	20.0 Years	964	7	(216)	755
Total	12.9 Years	$23,178	$(229)	$(16,770)	$6,179

		December 31, 2012
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(548)	$128
Customer Relationships	15.9 Years	10,450	(223)	(8,311)	1,916
Product Certification	5.4 Years	7,369	(3)	(3,917)	3,449
Unpatented Technology	18.4 Years	3,183	—	(2,191)	992
Licenses	20.0 Years	964	119	(180)	903
Total	13.1 Years	$22,642	$(107)	$(15,147)	$7,388

For the three and nine months ended September 30, 2013, the Company recognized $0.5 million and $1.6 million, respectively, of amortization expense related to intangible assets.  For the three and nine months ended September 30, 2012, the Company recognized $0.6 million and $1.5 million, respectively, of amortization expense related to intangible assets.  As of September 30, 2013, estimated future amortization expense of identifiable intangible assets is $0.5 million for the remaining three months of 2013. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2014	$2,032
2015	1,366
2016	1,136
2017	337
2018	139

10.  Borrowing Arrangements

Short-Term Debt

	September 30,	December 31,
	2013	2012
Borrowings under Japanese Working Capital Loan	$—	$18,611
Borrowings under China Credit Facility	270	—
Borrowings under Japanese Term Loan	—	954
Total	$270	$19,565

Long-Term Debt

	September 30,	December 31,
	2013	2012
U.S. Credit Facility Borrowings	$38,000	$44,250
Borrowings under Japanese Term Loan	10,178	—
Belgian Loan Borrowings	162	158
Total	$48,340	$44,408

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at September 30, 2013 and December 31, 2012 was $84.8 million and $78.6 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of September 30, 2013 ranged from 1.25% to 1.44%.

Total outstanding borrowings under the Credit Facility were $38.0 million and $44.3 million as of September 30, 2013 and December 31, 2012, respectively, and are shown as long-term debt within the condensed consolidated balance sheets.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011.  Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.  The Company had 120 thousand Euros, or $0.1 million, of outstanding borrowings under the Belgian Loan as of September 30, 2013 and December 31, 2012, respectively.  No further bonds can be called on.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2013 and December 31, 2012, respectively.  Bank guarantees of 1.0 million Euros and 1.2 million Euros were issued as of September 30, 2013 and December 31, 2012, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling. Bank guarantees of 0.4 million British Pounds Sterling were issued as of September 30, 2013 and December 31, 2012, respectively.

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

The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.  At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.  CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate, which was 0.7% per annum at September 30, 2013. This loan matures on May 10, 2017.  At September 30, 2013, CCJ had 1.0 billion Japanese Yen or $10.2 million outstanding and recorded as long-term debt within the condensed consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum at September 30, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  There were no outstanding borrowings under the Japanese Working Capital Loan as of September 30, 2013. At December 31, 2012, CCJ had 1.6 billion Japanese Yen or $18.6 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.

China Credit Facility

The Company maintains an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (“RMB”) or $1.6 million that matured on July 19, 2013 and was renewed until July 19, 2014.  The interest rate per annum on outstanding borrowings as of September 30, 2013 was 5.32%.  Total outstanding borrowings under this facility were 1.7 million RMB or $0.3 million at September 30, 2013 and are shown as short-term debt within the condensed consolidated balance sheet.  There were no borrowings under this facility at December 31, 2012.

Maturities of Debt

The Company is obligated to make principal payments on debt outstanding at September 30, 2013 of $0.3 million in 2014, $38.0 million in 2016, $10.2 million in 2017, and $0.1 million in 2018.

11. Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2013	2012	2013	2012
Service cost	$291	$265	$874	$795
Interest cost	975	1,189	3,229	3,569
Expected return on plan assets	(1,661)	(1,539)	(4,995)	(4,620)
Amortization of prior service cost	18	7	56	20
Net actuarial loss amortization	909	854	2,727	2,564
Net periodic pension cost	$532	$776	$1,891	$2,328

The expected long-term rate of return on plan assets is 7.75% in 2013.

Employer Contributions

In its 2012 financial statements, the Company disclosed that it expected to contribute $1.3 million to its U.S. pension plans in 2013.  As of September 30, 2013, the Company contributed the $1.3 million and elected to make a discretionary contribution of an additional $1.2 million.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
Pension Benefits (in thousands)	2013	2012	2013	2012
Service cost	$80	$42	$237	$126
Interest cost	390	439	1,146	1,317
Expected return on plan assets	(326)	(325)	(957)	(975)
Net actuarial loss amortization	53	4	155	12
Foreign currency exchange	4	(6)	12	(7)
Net periodic pension cost	$201	$154	$593	$473

The expected long-term rate of return on plan assets is between 4.50% and 5.40% in 2013.

Employer Contributions

In its 2012 financial statements, the Company disclosed that it expected to contribute $2.1 million to its European pension plans in 2013.  As of September 30, 2013, the Company contributed $1.1 million.  The Company expects to contribute the remaining $1.0 million over the balance of the year.

Multi-Employer Plan:

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company has accrued a liability for the past shortfall to its former employees.  The Company cannot predict if future benefit payments to be made by the multi-employer plan will be reduced.  As of September 30, 2013 and December 31, 2012, respectively, the Company has a $0.6 million and $1.7 million liability recorded to account for the reduction of benefits.

12. Basic and Diluted Net Income (Loss) Per Common Share

Computation of basic and diluted net income (loss) per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss) available to common shareholders	$11,885	$(4,453)	$34,669	$14,169
Weighted Average Shares Outstanding
Basic	53,900,119	56,682,153	53,774,268	56,611,496
Effect of Dilutive Securities	863,677	515,266	732,110	559,346
Diluted	54,763,796	57,197,419	54,506,378	57,170,842
Net income (loss) per common share
Basic	$0.22	$(0.08)	$0.64	$0.25
Diluted	$0.22	$(0.08)	$0.64	$0.25

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were zero and 390,930 for the three months ended September 30, 2013 and 2012, respectively, and 25,625 and 383,028 for the nine months ended September 30, 2013 and 2012, respectively.

13. Income Taxes

The effective tax rate for the quarter ended September 30, 2013 was 31.5% compared to 4.2% for the quarter ended September 30, 2012.  The 2013 rate was impacted by benefits related to the release of uncertain tax positions due statute expirations and by permanent deductions.  The 2012 rate was impacted by a loss before income tax (benefit) provision and a valuation allowance recorded as the result of the Company’s decision to permanently close its Datong, China manufacturing facility (Refer to Note 1).  The effective tax rate for the nine months ended September 30, 2013 was 32.3% compared to 39.3% for the nine months ended September 30, 2012.  The decrease in the nine months ended September 30, 2013 effective tax rate from the nine months ended September 30, 2012 effective tax rate was primarily due to net tax impacts from the 2012 closure of the Company’s Datong facility and related valuation allowance as well as the March 2013 sale of the facility.  Excluding the impact of Datong, the effective tax rate for the nine months ended September 30, 2013 was 33.7% as compared to 33.0% for the nine months ended September 30, 2012.

Unrecognized Income Tax Benefits

As of September 30, 2013 and December 31, 2012, the Company’s gross unrecognized income tax benefits were $3.9 million and $4.1 million, respectively.  If recognized, $2.8 million and $3.0 million of the gross unrecognized tax benefits would affect the effective tax rate at September 30, 2013 and December 31, 2012, respectively.  At this time, the Company believes that it is reasonably possible that approximately $0.1 million of the estimated unrecognized tax benefits as of September 30, 2013, will be recognized within the next twelve months based on the expiration of statutory periods all of which will impact the Company’s effective tax rate.

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

On June 20, 2011, the Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  The Company has received $0.3 million of the grant for each of the year to date periods ended September 30, 2013 and December 31, 2012.  The Company recognized $0.2 million of the grant received for each of the year to date periods ended September 30, 2013 and December 31, 2012 as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheets as well as $0.1 million for each of the year to date periods as a reduction to research and development expenses on its condensed consolidated statements of comprehensive income.

On December 7, 2007, the Company was also awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 0.5 million Euros or $0.7 million of the grant as of the year ended December 31, 2012 and received an additional 1.2 million Euros or $1.5 million for the nine months ended September 30, 2013.  The Company has recognized the grants as a deduction from the carrying amount of the property, plant and equipment on its condensed consolidated balance sheets in the respective periods received.

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

	September 30, 2013
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,582	$1,582	$—	$1,582	$—
Derivative liabilities	(530)	(530)	—	(530)	—
Acquisition earn-out liability	(1,328)	(1,328)	—	(1,328)	—
U.S. credit facility	(38,000)	(38,000)	—	(38,000)	—
Japanese term loan	(10,178)	(10,178)	—	(10,178)	—
China credit facility	(270)	(270)	—	(270)	—
Other loans	(162)	(162)	—	(162)	—

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,120	$1,120	$—	$1,120	$—
Derivative liabilities	(646)	(646)	—	(646)	—
Acquisition earn-out liability	(1,300)	(1,300)	—	(1,300)	—
U.S. credit facility	(44,250)	(44,250)	—	(44,250)	—
Japanese working capital loan	(18,611)	(18,611)	—	(18,611)	—
Japanese term loan	(954)	(954)	—	(954)	—
Other loans	(158)	(158)	—	(158)	—

Cash and cash equivalents, accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the tables above.  The recorded debt amounts are primarily based of the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate. This liability is recorded in accrued pension and other liabilities within the condensed consolidated balance sheets.

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

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  Please refer to Note 5 and the Company’s condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 for the required interim period disclosure.

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

In July 2013, the FASB issued ASU, No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU No. 2013-10. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  ASU 2013-04 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU has not had a material impact on the Company’s financial statements.

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

Results of Operations

Consolidated net sales increased by $3.9 million or 2.9% for the quarter ended September 30, 2013 and decreased $5.6 million or 1.3% for the year to date period ended September 30, 2013 versus the similar 2012 periods.  The total negative impact of foreign currency translation on consolidated net sales was $3.8 million and $10.0 million for the quarter and year to date periods ended September 30, 2013, respectively, versus the same periods for 2012.

Net sales for the quarter and year to date periods ended September 30, 2013 for the Activated Carbon and Service segment increased $8.1 million or 7.0% and $7.4 million or 2.1%, respectively, versus the similar 2012 periods.  The increase in sales for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 is primarily due to higher demand and pricing for activated carbon products and services in the Environmental Water Treatment, Food, and Specialty Carbon markets of $2.7 million, $2.4 million, and $2.4 million, respectively.  These amounts include the favorable impact of the Company’s 2013 price increases, which totaled approximately $2.5 million in the Americas region.  The increase in the year to date period was due to increased demand and pricing on activated carbon products and services in the Potable Water, Industrial Process, Environmental Water, and Specialty Carbon markets of $5.0 million, $4.0 million, $2.8 million, and $2.7 million, respectively.  These amounts include the favorable impact of the Company’s 2013 price increases, which totaled approximately $5.1 million in the Americas region.  Partially offsetting this increase for the year to date period was a decline in the Environmental Air Treatment market of $6.0 million as a result of the lower demand for powder activated carbon for mercury removal from electric generating units in the Americas as well as lower pricing on a significant contract that was renewed in early 2013.  Included in the amounts above is the negative impact of foreign currency translation which totaled $3.8 million and $10.0 million, respectively, for quarter and year to date periods ended September 30, 2013.  Net sales for the Equipment segment decreased $4.8 million or 26.3% and $12.6 million or 23.2%, respectively, for the quarter and year to date periods ended September 30, 2013 versus the similar 2012 periods. The decrease for the quarter ended September 30, 2013 was due to lower sales of ballast water treatment systems of $4.3 million and ion exchange systems of $2.2 million.  The quarter ended September 30, 2012 included sales of $3.9 million for three large ballast water treatment systems contracts.  Partially offsetting this decrease were higher sales of traditional carbon adsorption systems of $2.0 million.  The decrease for the year to date period ended September 30, 2013 was also due to lower sales of ballast water treatment systems of $14.8 million, which included $10.2 million of sales related to the abovementioned contracts.  Lower sales of ion exchange systems of $3.3 million also contributed to the year to date decline.  Partially offsetting this decrease were higher sales of traditional carbon adsorption equipment and traditional ultraviolet light systems of $2.9 million and $2.5 million, respectively.  Foreign currency translation included in the amounts above for the Equipment segment was comparable for the quarter and year to date periods ended

September 30, 2013 versus the same 2012 periods.  Net sales for the Consumer segment increased $0.6 million or 28.2% for the quarter ended September 30, 2013 versus the 2012 period and decreased approximately $0.4 million or 5.4% for the year to date period ended September 30, 2013 as compared to the 2012 period.  The increase for the quarter ended September 30, 2013 was due to higher demand of activated carbon cloth which partially offset the decline experienced in the first six months of 2013 as compared to 2012.  Foreign currency translation was comparable for the quarter and year to date periods ended September 30, 2013 versus the same 2012 periods.

Net sales less cost of products sold (excluding depreciation), as a percentage of net sales, was 33.3% for the quarter ended September 30, 2013 compared to 27.3% for the similar 2012 period, an increase of 6.0 percentage points.  The increase was in the Activated Carbon and Service segment as a result of the 2013 price increase as well as improved plant performance and ongoing cost improvement initiatives.  The 2012 quarter and year to date periods included $2.5 million of additional costs related to the Company’s Pearl River facility as a result of delays in a capital project, maintenance issues, and the impact of Hurricane Isaac as well as a $1.7 million write-off of obsolete inventory.  Net sales less cost of products sold (excluding depreciation), as a percentage of net sales, was 32.6% for the year to date period ended September 30, 2013 compared to 29.9% for the comparable 2012 period, an increase of 2.7 percentage points.  The increase for the year to date period was also attributed to the Activated Carbon and Service segment which was also the result of the previously mentioned higher 2012 costs for both the Pearl River facility and inventory write-off.  The year to date period ended September 30, 2013 also benefited from the $0.4 million settlement on an insurance claim related to Hurricane Isaac (Refer to Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q). The year to date period ended September 30, 2012 included higher coal and coal-related costs which were the result of manufacturing costs related to trials of new and different coal types.  These trials were necessitated by the termination of a coal contract with a former supplier that occurred during the second quarter of 2012.  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.6 million and $1.7 million, respectively for the quarter and year to date periods ended September 30, 2013 versus the similar 2012 periods. The increase for both periods is due primarily to increased depreciation related to the Company’s new Gila Bend, Arizona facility that was placed into service in the second quarter of 2013 as well as for capital improvements at the Company’s Pearl River virgin carbon manufacturing facility that were completed primarily during the second half of 2012.

Selling, general and administrative expenses decreased $4.5 million or 18.9% and $10.4 million or 15.6%, respectively, for the quarter and year to date periods ended September 30, 2013 versus the comparable 2012 periods.  The decrease was principally due to lower employee related expenses of $3.8 million and $6.6 million, respectively, for the quarter and year to date periods ended September 30, 2013 versus the 2012 periods.  The decline for both the quarter and year to date periods ended September 30, 2013 includes the absence of 2012 charges including a $1.7 million charge related to an agreement with the Company’s former chief executive officer and a $1.7 million multi-employer pension plan charge. The Company recorded a $0.2 million and $1.1 million benefit related to the multi-employer pension plan in the quarter and year to date periods ended September 30, 2013, respectively.  Also contributing to the decline were decreased employee travel costs of $0.2 million and $1.2 million, respectively, for the quarter and year to date periods ended September 30, 2013 versus the 2012 periods.  The year to date period also included a $0.8 million favorable impact of foreign currency translation.  The declines for both the quarter and year to date periods ended September 30, 2013 include the results of the Company’s worldwide strategy to reduce costs that was announced in the third quarter of 2012 (Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Research and development expenses decreased $0.3 million and $1.7 million, respectively, for the quarter and year to date periods ended September 30, 2013 versus the comparable 2012 periods due to lower advanced product testing costs related to both mercury removal from flue gas and the use of activated carbon in ultra capacitors.

The Company recorded $0.5 million of restructuring charges for the year to date period ended September 30, 2013 related to headcount reductions in the Activated Carbon and Service segment.  These charges were offset by a pre-tax gain of $0.6 million for the sale of the Company’s activated carbon manufacturing facility in Datong, China.  Restructuring charges for the quarter and year to date periods ended September 30, 2012 primarily consisted of a $3.6 million impairment charge for the closure of the Datong, China facility and $3.8 million of termination benefits related to the reduction in headcount.   Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Environmental and litigation contingencies of $0.3 million for the quarter ended September 30, 2013 relate primarily to environmental expenses at the Company’s Catlettsburg, Kentucky production facility (refer to Note 8 to the Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q).

The Company’s income tax provision increased by $5.7 million and $7.4 million for the quarter and year to date periods ended September 30, 2013 and 2012, respectively.  The increase in tax expense for both periods primarily relates to the increase in income before income tax provision. The effective tax rate for the quarter ended September 30, 2013 was 31.5% compared to 4.2% for the quarter ended September 30, 2012.  The 2013 rate was impacted by benefits related to the release of uncertain tax positions due statute expirations and by permanent deductions.  The 2012 rate was impacted by a loss before income tax (benefit) provision and a valuation allowance recorded as the result of the Company’s decision to permanently close its Datong, China manufacturing facility (Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information). The effective tax rate for the year to date period ended September 30, 2013 was 32.3% compared to 39.3% for the similar 2012 period.  The 7.0 percentage point decrease in the effective tax rate from the year to date period ended September 30, 2013 compared to the same period ended September 30, 2012 relates primarily to a net tax benefit of 4.3 percentage points from the sale of the Company’s Datong facility which occurred in March 2013 and a 1.2 percentage point tax benefit as a result of the Company qualifying for additional state tax credits. The year to date tax rate for the period ended September 30, 2012 increased by 1.2% due to tax expense recorded as a result of a valuation allowance against the Datong facility’s net deferred tax assets.

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $39.1 million for the period ended September 30, 2013 compared to $44.5 million for the comparable 2012 period.  The $5.4 million decrease is due to unfavorable working capital changes which, in total, were $18.6 million.  These unfavorable changes were partially offset by the additional net income in 2013 versus 2012.

Common stock dividends were not paid during the quarters ended September 30, 2013 and 2012.

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

Availability under the Credit Facility is dependent upon various customary conditions.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Amended Credit Agreement and is currently equal to 0.25%. Total availability under the Credit Facility at September 30, 2013 and December 31, 2012 was $84.8 million and $78.6 million, respectively, after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Credit Facility will be, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin may be added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of September 30, 2013 ranged from 1.25% to 1.44%.

Total outstanding borrowings under the Credit Facility were $38.0 million and $44.3 million as of September 30, 2013 and December 31, 2012, respectively, and are shown as long-term debt within the condensed consolidated balance sheets.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.   At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.  CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate, which was 0.7% per annum at September 30, 2013. This loan matures on May 10, 2017.  At September 30, 2013, CCJ had 1.0 billion Japanese Yen or $10.2 million outstanding and recorded as long-term debt within the condensed consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum at September 30, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.   There were no outstanding borrowings under the Japanese Working Capital Loan as of September 30, 2013. At December 31, 2012, CCJ had 1.6 billion Japanese Yen or $18.6 million outstanding and recorded as short-term debt within the condensed consolidated balance sheet.

Accelerated Share Repurchase

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the “Program”).  On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares upon inception of the Program. The actual number of shares that the Company repurchased under the Program was determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of applicable calculation period which ended on September 30, 2013.  The actual amount of shares to be repurchased was 340,334 shares less than the number of shares previously delivered, and as a result, the Company sold back that many shares to the counterparty in the form of a private placement of unregistered securities. The Company’s outstanding common shares used to calculate earnings per share were reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  The Company increased its diluted shares outstanding to reflect the 340,334 shares that were sold back in the form of the private placement.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2013, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2012, except with regard to the Company’s Japanese Term Loan and Japanese Working Capital Loan (refer to Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  The Company is obligated to make principal payments on debt outstanding at September 30, 2013 of $0.3 million in 2014, $38.0 million in 2016, $10.2 million in 2017, and $0.1 million in 2018.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $22.1 million for the nine months ended September 30, 2013 compared to expenditures of $45.7 million for the same period in 2012.  The expenditures for the period ended September 30, 2013 were primarily for improvements to the Company’s manufacturing facilities including $8.3 million related to the construction of the Company’s Gila Bend, Arizona facility.  The expenditures for the period ended September 30, 2012 consisted primarily of improvements to the Company’s manufacturing facilities which includes $13.3 million related to the expansion of the Company’s Pearl River, Mississippi virgin activated carbon manufacturing facility as well as $5.2 million and $3.5 million related to the construction of the Company’s Gila Bend, Arizona and Suzhou, China reactivation facilities, respectively.  Capital expenditures for 2013 are currently projected to be approximately $30.0 million to $35.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants in both the U.S. and Europe of $1.7 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively (Refer to Note 14 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Cash and cash equivalents include $24.4 million and $16.0 million held by the Company’s foreign subsidiaries at September 30, 2013 and December 31, 2012, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Regulatory Matters

United States

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).

The alleged violations mainly concern the hazardous waste spent activated carbon regeneration facility. The Company met with the EPA on April 17, 2007 to discuss the inspection report and alleged violations, and submitted written responses in May and June 2007. In August 2007, the EPA notified the Company that it believed there were still significant violations of RCRA and the CWA that were unresolved by the information provided in the Company’s responses, without specifying the particular violations. During a meeting with the EPA on December 10, 2007, the EPA indicated that the agency would not pursue certain other alleged violations. The Company has taken action to address and remediate a number of the alleged violations. The Company now believes, and the EPA has indicated, that the number of unresolved issues as to alleged continuing violations cited in the January 22, 2007 NOV has been reduced substantially. The EPA can take formal enforcement action to require the Company to remediate any or all of the unresolved alleged continuing violations, which could require the Company to incur substantial additional costs.  The EPA can also take formal enforcement action to impose substantial civil penalties with respect to violations cited in the NOV, including those which have been admitted or resolved.

By letter dated January 5, 2010, the EPA determined that certain residues resulting from the treatment of the carbon reactivation furnace off-gas are RCRA listed hazardous wastes and the material dredged from the onsite wastewater treatment lagoons were RCRA listed hazardous wastes and that they need to be managed in accordance with RCRA regulations. The Company believes that the cost to treat and/or dispose of the material dredged from the lagoons as hazardous waste could be substantial. However, by letter dated January 22, 2010, the Company received a determination from the KYDEP Division of Waste Management that the materials were not RCRA listed hazardous wastes when recycled, as had been the Company’s practice. The Company believes that pursuant to EPA regulations, KYDEP is the proper authority to make this determination. Thus, the Company believes that there is no basis for the position set forth in the EPA’s January 5, 2010 letter and the Company will vigorously defend any complaint on the matter.  By letter dated May 12, 2010 from the Department of Justice Environmental and Natural Resources Division (the “DOJ”), the Company was informed that the DOJ was prepared to take appropriate enforcement action against the Company for the NOV and other violations under the CWA. The Company met with the DOJ on July 9, 2010 and agreed to permit more comprehensive testing of the lagoons and to share data and analysis already obtained.  On July 19, 2010, the EPA sent the Company a formal information request with respect to such data and analysis, which was answered by the Company.  In September 2010, representatives of the EPA met with Company personnel for two days at the Big Sandy plant.  The visit included an inspection by the EPA and discussion regarding the plan for additional testing of the lagoons and material dredged from the lagoons.

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

The Company has completed negotiation of the consent decree and in September 2013 signed and delivered the consent decree to the EPA and DOJ.  On October 28, 2013, the fully signed consent decree was lodged with the Federal District Court in Kentucky.  As part of the proposed consent decree the Company will pay a civil penalty of $1.6 million but makes no admissions of any violations.    The Company will be required under the consent decree to conduct testing of the portion of the stockpiled material that has not previously been tested in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The Consent Decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the units discussed above as RCRA hazardous waste management units and may continue to use them in their current manner.   The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.

During the quarter ended September 30, 2013, the Company recorded a reduction of $0.2 million from its accrual for this matter to reflect the agreed upon civil penalty.  However, the Company has also recognized net costs of approximately $0.4 million related primarily to the required ongoing testing and sampling as previously mentioned.

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

The PRP Group has now proposed and the NYSDEC has agreed to permit onsite thermal treatment of the contaminated soil to achieve the soil clean-up standards.  In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The cleanup has begun and is expected to be completed in early 2014.  As of the end of September 2013, estimated remaining costs to complete the clean-up were approximately $6.4 million and the PRP Group had cash on hand to pay towards such costs of approximately $5.3 million.  There are additional potential funds also available to the PRP group.  The Company has not determined what portion of the costs associated with the remedial program it will be obligated to bear and the Company cannot predict with any certainty the outcome of this matter or range of potential loss.

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At September 30, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.5 million and $0.4 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.5 million and $0.5 million of environmental remediation costs for the nine month periods ended September 30, 2013 and 2012, respectively. Remediation activities are ongoing and are currently expected to be completed by the end of 2014.

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

On November 10, 2009, the Commerce Department announced the final results of its review of the tariff period beginning October 11, 2006 through March 31, 2008 (period of review (“POR”) I).  Based on the POR I results, the Company’s ongoing duty deposit rate was adjusted from 69.54% to 14.51% (as further adjusted by .07% for certain ministerial errors as published in the Federal Register on December 17, 2009) for entries made subsequent to the announcement.  The Commerce Department determined an assessment rate (final duty to be collected) on the entries made in this period of 31.93% ad valorem, which is substantially lower than the original amounts secured by bonds and cash.  Accordingly, the Company reduced its recorded liability for unpaid deposits in POR I and recorded a receivable of $1.6 million reflecting expected refunds for tariff deposits made during POR I as a result of the announced decrease in the POR I tariff assessment rate. The Company had received the $1.6 million as of December 31, 2012.

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

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013 the Court of International Trade (the Court) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the Department to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.  The Commerce Department is due to issue its remand determination by November 13, 2013.

The Company does not expect the Commerce Department review remanded by the Court to materially impact the anticipated $1.1 million of expected refunds for tariff deposits it made during POR III.  The main impact of any change made by the Commerce Department would be related to the amount of anti-dumping duties assessed on imports by the mandatory and cooperative rate respondents other than the Company and its affiliates that were entered into the United States between April 1, 2008 and March 31, 2009.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continues to be zero which was a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV have been commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company does not expect an initial decision from the court concerning these appeals before the end of 2013, and expects that this litigation will not directly impact the Company’s operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  Requests for review were due no later than April 30, 2012. On July 11, 2012, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR V.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR V.  The analysis of POR V data began in 2012 and the preliminary results of the Commerce Department’s review of POR V were announced on May 3, 2013. The Commerce Department calculated preliminary anti-dumping margins for the mandatory respondents that it examined ranging from $0.13 per pound (Ningxia Huahui Activated Carbon Co.) to $0.25 per pound (Jacobi Carbons AB and its affiliates), and as a result, it calculated a preliminary anti-dumping margin of $0.19 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  These preliminary margins are subject to change by the final determination, which is expected to be announced sometime in November 2013.

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

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April of 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co, Ltd. as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI began in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are anticipated to be announced in late April or early May of 2014.

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

On May 31, 2013, Customs announced the preliminary amount of duties available (as of April 30, 2013) for distribution under the CDSOA for fiscal year 2013.  The preliminary amount identified for distribution related to certain activated carbon imported from China totaled approximately $0.1 million which should be distributed to eligible parties in December 2013.  The Company expects to receive 59.57% of the fiscal year 2013 distribution.  The Company does not anticipate any further material CDSOA distributions subsequent to the distribution expected to be made in December 2013.

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

In July 2013, the FASB issued ASU, No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU No. 2013-10. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  ASU 2013-04 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU has not had a material impact on the Company’s financial statements.

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

Outlook

Activated Carbon and Service

The Company’s activated carbon and service sales volume for 2013 has increased over 2012.  Sales volume growth has come from several sources including the ongoing impacts of environmental regulations as discussed below.  These regulations are expected to lead to volume increases in 2014 and future years.  Expected volume growth will be met by the virgin carbon expansion recently completed at the Pearl River facility; increased utilization of reactivation capacity in all three regions; operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investment; a recently launched third-party plant efficiency study and product rationalization project targeting a reduction in SKU’s of 45%; and the sale of outsourced carbons.  Impediments to growth could include an economic slowdown in any or all of the regions served as well as any impacts from delays in environmental regulations further discussed below.  The Company’s sale of mercury removal carbons has declined in 2013 due to the expiration of contracts that existed in 2012 as well as U.S. electric utilities expanded usage of natural gas for electric generation.  However, in February of 2013, the Company announced a significant, long-term contract for mercury removal with an estimated value of $16.0 million to $22.0 million.  In September of 2013, the Company also announced another significant, long-term contract for mercury removal with an estimated value of $25.0 to $30.0 million.

The Company also believes that the price for activated carbon has increased in the Americas in 2013 compared to 2012 due to fair pricing brought about by a tariff increase on Chinese steam activated carbon announced in November 2012.  The new tariff rates, effective upon announcement, increase the average tariff rate from approximately 13 cents to 47 cents per pound.  The Company announced a price increase in February 2013.  Because of existing contracts, outstanding bids and other factors, it typically takes approximately 12 months for the full effect of a price increase to be realized.

Raw material costs for production in 2013 have been approximately equivalent to 2012’s costs on a per unit basis.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to increase in 2013 given expectations for increased production at our U.S. virgin activated carbon plants due to the 2012 Pearl River plant expansion as well as fewer total scheduled maintenance outages.  The Company’s 2013 cost per ton of coal used in production decreased approximately 5.0% versus 2012.  As of September 30, 2013, the Company has approximately 55% of its remaining 2013 anticipated coal requirements under contract.

The Company continues to make research and development expenditures related to its advanced products aimed at significantly reducing the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas as compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to owners of coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The MATS regulation was published in the Federal Register on February 16, 2012.  Compliance with MATS will generally be required three years from this publication date.  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.  As of September 30, 2013, the Company believes over 140 units have been granted a one-year extension by at least 20 different states.  The Company cannot predict when the other MATS legal challenges will be resolved.

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

Compliance with other proposed emissions regulations such as the EPS’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units will have little impact on activated carbon usage in the future, however the EPA is planning to propose CPS for “existing” electric generating units in June of 2014.  The Company anticipates that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators.  In addition, a federal appeals court vacated CSAPR and a replacement or modified rule is not expected to be promulgated by the EPA for at least three years.  Additional future hearings are expected that will further clarify or modify these rules, their implementation dates, and requirements.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of MATS, the Carbon Pollution Standards proposal for existing electric generating units and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  Plant closures and/or wet scrubbing equipment installations would reduce the amount of carbon used for mercury removal.  In addition, wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market opportunity to a level below the low end of aforementioned forecasted demand of 380 million to 765 million pounds.  However, in that case, the Company could expect to increase its share of this market.  In anticipation of the potential increase in activated carbon necessary to serve this market, the Company continues to develop plans to increase virgin activated carbon capacity in the U.S.  However, capital expenditures related to this capacity increase, if any, are not expected to be material in 2013.

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

During the second quarter of 2011, the city of Phoenix, Arizona selected the Company to reactivate for a ten-year period approximately 11 million pounds of spent activated carbon, used to prevent the formation of DBPs.  The contract with Phoenix includes the construction of a reactivation facility in Gila Bend, Arizona.  The reactivation facility, owned and operated by the Company, serves as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel for the project.  During the second quarter of 2012, the Company entered into a ten-year reactivation contract with one of these cities (Scottsdale).  During the construction of the facility, the Company utilized its existing reactivation capacity to meet Phoenix’s and Scottsdale’s requirements.  Reactivation services for Phoenix began during the second quarter of 2012.  The Company has reached agreement with the city of Glendale to provide reactivation services under a long-term contract.

In Europe, the Company was awarded a multi-year contract with a large water provider in the UK similar to its contract with the city of Phoenix.  The Company will supply virgin carbon and reactivation services for up to a ten year period and plans to restart and upgrade its Tipton plant in the UK.  The planned upgrades are estimated to require $9.5 million of capital expenditures and will be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, will begin undergoing equipment modifications and a significant capacity expansion during 2013 and is planned to return to operation in 2014 with the additional capacity and planned upgrades completed in 2015.  The equipment modifications and capacity expansion require permitting approval and the Company received such approval on June 25, 2013.

China also announced that it will commit billions of dollars to water and wastewater improvements by 2015.

Driven by these market forces, the Company’s 2011 and 2012 capital expenditures totaled $72.1 million and $60.7 million, respectively.  The 2012 expenditures included an expansion of its Pearl River, Mississippi virgin activated carbon manufacturing facility as well as construction of the Phoenix reactivation facility.  In 2011, the Company’s expenditures included reactivation capacity expansions of its Feluy, Belgium, site as well as a new reactivation facility in Suzhou, China and in North Tonawanda, New York.  The expansion in Belgium was initially brought on-line in 2011, but because of equipment failures and related start-up issues, the Company only began to benefit from the availability of the site’s expanded capabilities in the first quarter of 2012.  The China service facility also experienced an issue with the furnace’s refractory that delayed the start-up of this facility until the third quarter of 2012.  Ongoing customer permit issues related to the handling and transportation of spent carbons to the Company’s reactivation facility have also significantly contributed to delays at Suzhou.  These issues are being successfully resolved but have delayed our expected benefits from this new facility.  Based on current demand projections, the site at North Tonawanda, New York is not expected to begin operating before the first quarter of 2014.

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

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign its organizational structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which have created a challenging business environment for the Company.   As a part of this strategy, the Company permanently closed, and later sold, its Datong, China manufacturing facility, temporarily idled a reactivation facility in Blue Lake, California, and reduced headcount.  The Company has also consolidated operations at certain locations and will evaluate non-core businesses for potential divestiture.  The Company recorded $10.2 million of restructuring charges during the second half of 2012 which are all within the Activated Carbon and Service segment.  During the nine month period ended September 30, 2013, the Company recorded $0.5 million of restructuring charges and a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China which were all within the Activated Carbon and Service segment.  Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.   The BWMC has now been signed by 38 countries representing 30.4% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and, coupled with the Coast Guard Rule, will require more than 64,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will approximate $28 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.   During 2012 and thus far in 2013, the number of new ship builds has been significantly lower than in prior years and the retrofit market for ballast water equipment has yet to ramp up owing to the delay in ratification of the IMO BWMC.  This has resulted in a decline in Hyde GUARDIAN® orders.   During the first nine months of 2013, the Company sold 48 ballast water treatment systems.  During 2012 and 2011, the Company sold 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold 258 systems valued at $63 million.

Backlog for the Equipment segment as of September 30, 2013, was $22.0 million while backlog at December 31, 2012 was $31.9 million.  The decrease in backlog from year-end 2012 is primarily due to the temporary decline in

Hyde Marine’s backlog as new ship builds remain below historical levels and the retrofit market is only beginning to develop.

Consumer

Although sales of carbon cloth declined through the first nine months of 2013, the Company expects improved performance during the fourth quarter of 2013 and for 2014.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2013.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock and the Company established an accelerated share repurchase program (the “Program”) with Morgan Stanley & Co. LLC (“Morgan Stanley”). On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares of common stock upon the inception of the Program.  Under the terms of the Program, the amount of shares of common stock ultimately to be purchased by the Company was determined over a calculation period that ended in September 2013.  Such amount of shares of common stock was determined based on a discount to the volume-weighted average price of the Company’s common stock during the calculation period.  Because the aggregate amount of shares of common stock to be purchased under the Program, calculated as described above, was less than the amount of shares of common stock initially delivered to Morgan Stanley in November 2012, the Company had the option, after the end of the calculation period, either to (a) deliver to Morgan Stanley shares of common stock equal to such deficit or (b) settle such deficit by making a cash payment.  Accordingly, the Company delivered 340,334 shares of common stock to Morgan Stanley on October 4, 2013.  The Company received no additional consideration from Morgan Stanley upon delivering such shares of common stock.  The shares of common stock delivered to Morgan Stanley were not registered under the Securities Act of 1933 in accordance with Section 4(a)(2) thereof, which permits unregistered securities transactions by issuers if such transactions do not involve a public offering.

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

	December 31, 2011
	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$803	$1,970
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives — foreign currency contracts	(475)	(475)
Net amount	$328	$1,495

Item 6.                     Exhibits

Exhibit No.	Description	Method of filing

10.1	Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd, Datong Carbon Corporation and Calgon Carbon (Suzhou) Co., Ltd. dated July 19, 2011	(a)

10.2	Amended Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd. and Calgon Carbon (Suzhou) Co., Ltd.	(b)

10.3	Employment Agreement by and between Calgon Carbon Corporation and James A. Coccagno dated August 1, 2013	(c)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)            Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 5, 2013 (File No. 001-10776).

(b)            Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed August 5, 2013 (File No. 001-10776).

(c)             Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed August 5, 2013 (File No. 001-10776).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 5, 2013	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer