Form 10-K
period 2013-12-31
CALGON CARBON CORPORATION
filed 2014-02-28
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 20, 2014, there were outstanding 53,730,499 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2013 was $887,660,043.72.  The closing price of the Company’s common stock on June 30, 2013, as reported on the New York Stock Exchange was $16.68.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s	III
Annual Meeting of Shareholders to be held on May 7, 2014

Forward-Looking Information Safe Harbor

This Annual Report contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Some of the factors that could affect future performance of the Company are changes in, or delays in the implementation of, regulations that cause a market for our products, acquisitions, higher energy and raw material costs, costs of imports and related tariffs, labor relations, availability of capital and environmental requirements as they relate both to our operations and our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Annual Report, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in this Annual Report.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I

Item 1. Business:

The Company

Calgon Carbon Corporation (the Company) is a global leader in the manufacture, supply, reactivation, and application of activated carbons and the manufacture of ballast water treatment (BWT), ultraviolet (UV) light disinfection, and advanced ion-exchange (IX) technologies.  These technologies are applied by customers around the world for the treatment of drinking water, wastewater, ballast water, air emissions, and a variety of industrial and commercial manufacturing processes.

The Company was organized as a Delaware corporation in 1967.

Products and Services

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation, and concentration of liquids, gases, and other media through its three reportable business segments:  Activated Carbon and Service, Equipment, and Consumer. The Activated Carbon and Service segment manufactures and markets granular and powdered activated carbon for use in more than 700 distinct market applications that remove organic compounds from water, air, and other liquids and gases. The Service aspect of this segment consists of carbon reactivation and the leasing, monitoring and maintenance of carbon adsorption equipment (explained below).  The Equipment segment provides solutions to customers’ air and water purification problems through the design, fabrication, installation and sale of equipment systems that utilize a combination of the Company’s enabling technologies: carbon adsorption, UV light (for BWT, drinking water, and wastewater), and advanced IX technologies. The Consumer segment supplies activated carbon cloth for use in medical, military, and industrial applications.

For further information, refer to Note 19 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.

Activated Carbon and Service.  The sale of activated carbon is the principal component of the Activated Carbon and Service business segment.  The Company is the world’s largest manufacturer of granular activated carbon products and sells more than 100 types of granular, powdered, and pelletized activated carbons made from coal, wood or coconut.  Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.” In adsorption, undesirable organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal, which is crushed, sized and then processed in rotary kilns followed by high temperature furnaces.  This heating process is known as “activation” and develops the pore structure of the carbon.  Through adjustments in the activation process, pores of the required size and number are developed for a particular purification application. The Company’s technological expertise in adjusting the pore structure in the activation process has been one of a number of factors enabling the Company to develop many special types of activated carbon available in several particle sizes.  The Company also markets activated carbons from other raw materials, including coconut shell and wood.

The Company produces and sells a broad range of activated, impregnated or acid washed carbons in granular, powdered or pellet form.  Granular Activated Carbon (GAC) particles are irregular in shape and generally used in fixed filter beds for continuous flow purification processes.  Powdered Activated Carbon (PAC) is carbon that has been pulverized into powder and is often used in batch purification processes, in municipal water treatment applications and for flue gas emissions control.  Pelletized activated carbons are extruded particles, cylindrical in shape, and are typically used for gas phase applications due to the low pressure drop, high mechanical strength, and low dust content of the product.

Another important component of the Activated Carbon and Service business segment is the optional services that the Company makes available to purchasers of its products and systems.  The Company offers a variety of treatment services for customers including carbon supply, equipment leasing, installation and demobilization, transportation, and spent carbon reactivation.  Other services include feasibility testing, process design, performance monitoring, and major maintenance of Company-owned adsorption equipment.

Spent carbon reactivation and re-supply is a key focus of the Company’s service business.  In the reactivation process, the spent GAC is subjected to high temperature remanufacturing conditions that destroy the adsorbed organics and ensure that the activated carbon is returned to usable quality.  The Company is permitted to handle and reactivate spent carbons containing hazardous and non-hazardous organic compounds.

The Company’s custom reactivation process for U.S. municipal drinking water treatment plants is specially tailored to meet the unique demands of the drinking water industry. Activated carbon reactivation for use in drinking water treatment facilities in the United States must adhere to requirements of the American Water Works Association (AWWA) standard B605. Perhaps the most important requirement of this standard is the reactivator must return to the municipality/water provider its own activated carbon that has been reactivated. Unlike industrial activated carbon reactivation practiced by a number of carbon companies, where carbons from different customers can be co-mingled and reactivated as a pooled material, drinking water carbons are kept carefully segregated. This means that a drinking water provider’s activated carbon is kept separate not only from industrial customers’ carbons, but from other drinking water providers’ carbons as well, to avoid any potential cross-contamination. The Company maintains the integrity of each drinking water provider’s carbon, and its potable reactivation facilities and procedures strictly adhere to AWWA B605. The Company’s Blue Lake, California, Columbus, Ohio, North Tonawanda, New York, and Gila Bend, Arizona plants have received certification from the National Sanitation Foundation International (NSF) under NSF/ANSI Standard 61: Drinking Water System Components - Health Effects for custom reactivated carbon for potable water applications. NSF International is an independent, not-for-profit organization committed to protecting and improving public health and the environment. Spent municipal potable carbons reactivated at the Blue Lake, Columbus, North Tonawanda, and Gila Bend plants are certified per NSF/ANSI Standard 61 which is the nationally recognized measure to evaluate the health effects for components and materials that contact drinking water.

The Company’s carbon reactivation is conducted at numerous locations throughout the world.  Granular carbon reactivation is valuable to a customer for both environmental and economic reasons, allowing them to re-use carbon cost effectively without purchasing expensive new carbon and, at the same time, protecting natural resources. The Company provides reactivation/recycling services in packages ranging from a fifty-five gallon drum to truckload quantities.

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

Sales for the Activated Carbon and Service segment were $482.3 million, $485.8 million, and $486.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Equipment.  Along with providing activated carbon products, the Company has developed a portfolio of standardized, pre-engineered, adsorption systems—for both liquid and vapor applications—which can be quickly delivered and easily installed at treatment sites.  Liquid phase equipment systems are used for potable water treatment, process purification, wastewater treatment, groundwater remediation, and de-chlorination.  Vapor phase equipment systems are used to control volatile organic compound (VOC) emissions, off gases from air strippers, and landfill gas production.

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

More than 30 years ago, a predecessor of the Company introduced an advanced UV oxidation process to remediate contaminated groundwater.  In 1998, the Company’s scientists invented a UV disinfection process that could be used to inactivate Cryptosporidium, Giardia and other similar pathogens in surface water, rendering them harmless to humans.  The UV light alters the DNA of pathogens, killing them or making it impossible for the pathogens to reproduce and infect humans.  In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications.  The Company is a leader in the marketplace for innovative UV technologies with the Sentinel® line designed to protect municipal drinking water supplies from pathogens, the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection, and Rayox® UV advanced oxidation equipment for treatment of contaminants such as 1,4-Dioxane, MTBE, and Vinyl Chloride in groundwater, process water, and industrial wastewater.

UV oxidation equipment can also be combined with activated carbon to provide effective solutions for taste and odor removal in municipal drinking water and for water reuse. Backed by years of experience and extensive research and development, the Company can recommend the best solution for taste and odor problems, whether using activated carbon, UV oxidation, or both.  The Company also offers a low cost, non-chemical solution utilizing activated carbon called Peroxcarb™ for quenching excess peroxide upon completion of the advanced oxidation processes.

In January 2010, the Company purchased Hyde Marine, Inc. (Hyde Marine).  More than a decade ago, Hyde Marine began developing a combination filtration/UV disinfection solution to fight the spread of non-indigenous aquatic organisms. Invasion of non-native species via ballast water was described by authorities as one of the greatest threats to the world’s waterways and marine environment.

The Hyde GUARDIAN® System was developed as an easy-to-use, cost-effective, and chemical-free ballast water management solution. The International Maritime Organization (IMO) type approved system meets the needs of ship owners committed to operating their vessels in a responsible, sustainable, and economic way through its proven reliability, flexible design, and low operating costs. The robust design includes an efficient, auto-backflushing filter, which removes sediment and larger plankton, and a powerful UV disinfection system that destroys or inactivates the smaller organisms and bacteria.

Sales for the Equipment segment were $54.9 million, $66.1 million, and $46.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Sales for the Consumer segment were $10.7 million, $10.5 million, and $8.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Markets

The Company participates in six primary markets:  Potable Water, Industrial Process, Environmental Water, Environmental Air, Food, and Specialty Markets.  Potable Water applications include municipal drinking water treatment as well as point of entry and point of use devices.  Applications in the Industrial Process Market include catalysis, product recovery and purification of chemicals and pharmaceuticals, as well as process water treatment. The major sub segments for the two Environmental markets include wastewater treatment, groundwater remediation, ballast water treatment, VOC removal from vapors, and mercury control in flue gas streams. Food applications include brewing, bottling, and sweetener purification.  Medical, personal protection (military and industrial), automotive, consumer, and precious metals applications comprise the Specialty Market.

Potable Water Market.  The Company sells activated carbons, equipment, custom reactivation services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water.  The activated carbon adsorption technology is used to remove disinfection by-products precursors, pesticides and other dissolved organic material to meet or exceed current regulations and to remove tastes and odors to make the water acceptable to the public.  The Company also sells to original equipment manufacturers (OEMs) of home water purification systems.  Granular and powdered activated carbon products are sold in this market and in many cases the granular carbon functions both as the primary filtration media as well as an adsorption media to remove contaminants from the water.  Ion exchange resins are sold in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate in water.  UV advanced oxidation systems are sold for the destruction of waterborne contaminants, and UV disinfection systems are sold for the inactivation of pathogens in surface water.

Industrial Process Market.  In industrial processing, the Company’s products are used either for purification, separation or concentration of customers’ products in the manufacturing process. The Company sells a wide range of activated carbons to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, soda ash, antibiotics, and vitamins.  Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid. Further, activated carbon is used in treatment of natural gas, and other high purity gases to remove unwanted contamination. The liquefied natural gas industry uses activated carbons to remove mercury compounds that would otherwise corrode process equipment. Activated carbons are also sold for gasoline vapor recovery equipment.

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

The Company’s reactivation/recycle service is an especially important element if the customer has contaminants that are hazardous organic chemicals.  Reactivation protects the environment and eliminates the customers’ expense and difficulty in securing disposal options (such as landfills) for hazardous organic chemicals.

Activated carbon is also used in the chemical, pharmaceutical, and refining industries for purification of air discharge to remove contaminants such as benzene, toluene, and other volatile organics.  In addition, reduction of mercury emissions from coal-fired power plants is a significant market for the Company.  As a response to this market opportunity, the Company has made significant investments at its Catlettsburg, Kentucky plant, which included enhancements to one of its production lines and pulverization equipment to produce FLUEPAC® powdered activated carbons to serve the needs of coal-fired power plants.

The Company’s Rayox® System is an industry staple for the destruction of groundwater pollutants such as 1,4-dioxane, MTBE and vinyl chlorate.  Rayox® is also used for the removal of alcohol, phenol and acetone in process water and total organic compound (TOC) reduction in wastewater treatment.

The Hyde Marine ballast water treatment system is a fully automated system that can be integrated into a ship’s ballast control system. The compact design can be skid mounted for new construction or can be made modular for easy installation in crowded machinery spaces on existing vessels. The Hyde GUARDIAN® and Hyde GUARDIAN Gold Systems are complete ballast water management solutions for a variety of vessels including cruise ships, cargo and container ships, offshore supply vessels, and military vessels.

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

Sales and Marketing

In the United States, the Company operates primarily through a direct sales force.  In some markets and technologies, the Company also sells through agents and distributors.  In Canada and in Latin America, the Company maintains offices in Markham, Ontario; Sao Paulo, Brazil; and Mexico City, Mexico and sells primarily through agent/distributor relationships.

In the Asia Pacific Region, the Company maintains offices in Singapore; Tokyo, Japan; Osaka, Japan; Suzhou, China; and Taipei, Taiwan, and uses direct sales as well as agents and distributors to manage sales.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton-in-Makerfield, United Kingdom; Houghton le-Spring, United Kingdom; Beverungen, Germany; and Gothenburg, Sweden, and operates through a direct sales force. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, and Africa.

All offices can play a role in sales of products or services from any of the Company’s segments.  Geographic sales information can be found in Note 19 to the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  Also refer to Risk Factors included in Item 1A.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog

The Company had a sales backlog of $22.3 million and $33.3 million as of January 31, 2014 and 2013, respectively, in the Equipment segment.  The $11.0 million decrease was due to an approximate $6.0 million and $5.0 decline in traditional UV and traditional carbon adsorption systems, respectively, as a result of revenue recognized for four large customers that was not replaced.  The Company expects to carry approximately $6.2 million of the 2014 backlog into 2015 and $0.3 million into 2016.

Competition

With respect to the production and sale of activated carbon related products, the Company has a major global presence, and has several competitors in the worldwide market.  Norit, a subsidiary of Cabot Corporation, Mead/Westvaco Corporation, a United States company and Evoqua Water Technologies (formerly Siemens Water Technologies), a United States company, are the primary competitors.  Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers.  Competition in activated carbons, carbon equipment and services is based on quality, performance, and price.  Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.

A number of other smaller competitors engage in the production and sale of activated carbons in local markets, but do not compete with the Company on a global basis.  These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with a broad range of products in the worldwide activated carbon business.  For example, ADA Carbon Solutions, owned by Energy Capital Partners, competes with the Company in the market for the removal of mercury from coal-fired power plant flue gas.

The Company competes with several small regional companies for the sale of its reactivation services and carbon equipment in the United States, Europe, Japan, and China.

The Company’s UV technologies product line has primary competition from Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation, a United States company, and Xylem Inc, headquartered in White Plains, N.Y., a United States company.

Hyde Marine’s ballast water treatment competition utilizing UV and filtration includes Panasia of Busan, Korea, Alfa Lavel of Sweden and Optimarin of Norway.  As of December 31, 2013, there are 14 IMO Type Approved treatment systems that utilize UV.

Raw Materials

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines primarily in the United States usually purchased under long-term and annual supply contracts, as well as spot purchases.

The Company purchases natural gas from various suppliers for use in its Activated Carbon and Service segment production facilities.  In both the United States and Europe, substantially all natural gas is purchased pursuant to various annual and multi-year contracts with natural gas companies.

The Company also sources significant quantities of coal tar pitch, which is used as a binder in the carbon manufacturing process.  The Company purchases pitch from various suppliers in North America, Germany, and China under annual supply contracts and spot purchases.

The Company buys various metals and acids that are used within the activated carbon production process to enhance the performance of certain products.  These materials are bought under multi-year and annual contracts, as well as on a spot basis.

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

Research and development expenses were $6.0 million, $8.0 million, and $7.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Patents and Trade Secrets

The Company possesses a substantial body of technical knowledge and trade secrets and owns 80 United States patent applications and/or patents as well as 197 patent applications and/or patents in other countries.  The issued United States and foreign patents expire in various years from 2014 through 2031.

The technology embodied in these patents, trade secrets, and technical knowledge applies to all phases of the Company’s business including production processes, product formulations, and application engineering.  The Company considers this body of technology important to the conduct of its business.

Regulatory Matters

United States:

Big Sandy Plant: By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).The alleged violations mainly concerned the Company’s hazardous waste spent activated carbon regeneration facility. The Company accrued $2.0 million as its estimate of potential loss related to this matter as of December 31, 2010 and later reduced that accrual by $0.2 million in each of the years ended December 31, 2012 and 2013, respectively.

In the fall of 2013, the Company, the EPA and the United States Department of Justice (DOJ) signed and delivered a consent decree.  On October 28, 2013, the consent decree was lodged with the Federal District Court in Kentucky.  On December 27, 2013, the DOJ filed a motion with the Court to enter the consent decree.  The Court ordered the consent decree effective on January 29, 2014.

As part of the consent decree, the Company paid a civil penalty of $1.6 million on February 24, 2014, but makes no admissions of any violations.  The Company will be required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that has not previously been tested  in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  The Company has also recognized net costs of approximately $0.4 million for the year ended December 31, 2013 related primarily to the required ongoing testing and sampling.

Frontier Chemical Processing Royal Avenue Site.  In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (NYSDEC) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (PRP) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the Site).  The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The Company has joined a PRP group (the PRP Group) and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP Group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009 and revised in September 2010.  By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order.  The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (NFWB) in November 2010.  The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The cleanup has begun and is essentially complete.  The PRP Group has spent approximately $7.3 million for the remediation thus far.  The PRP Group estimates that approximately $1.8 million of additional costs remain, but has almost $1.2 million of funds available to apply against the final costs. The Company does not anticipate that it will suffer any material loss with respect to this matter.

Waterlink.  In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At December 31, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.4 million and $0.4 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.6 million, $0.6 million, and $0.7 million of environmental remediation costs for the years ended December 31, 2013, 2012, and 2011, respectively. A $1.3 million reduction of the liability was recorded in the Activated Carbon and Service segment for the year ended December 31, 2011 related to a change in the estimate of the obligation that occurred during the year.  The change in estimate was as a result of a more definitive environmental assessment and review of the current technology available to the Company to remediate the property.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

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

Employee Relations

As of December 31, 2013, the Company employed 1,112 persons on a full-time basis, 799 of whom were salaried and non-union hourly production, office, supervisory and sales personnel.  The United Steelworkers represent 254 hourly personnel in the United States.  The current contracts with the United Steelworkers expire on July 31, 2014, at the Pittsburgh, Pennsylvania facility, February 14, 2016 at the Columbus, Ohio facility and June 9, 2017 at the Company’s Catlettsburg, Kentucky facility.  The 59 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts that expired on July 31, 2013 and are in the process of being renegotiated.  The Company also has hourly employees at three non-union United Kingdom facilities, five non-union United States facilities one each located in Arizona, Mississippi, and New York and two in Pennsylvania, as well as at two non-union China facilities.

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

For example, on December 16, 2011, the EPA published the Mercury and Air Toxic Standard. The final rule has a three year compliance schedule for most power plants.  Litigation is pending which could defer implementation of mercury reduction regulation for years or indefinitely.  The EPA could also grant extensions which could defer implementation of the regulations. The Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

Also, the Hyde GUARDIAN® ballast water treatment system developed and sold by our Hyde Marine, Inc. subsidiary received type approval from the International Maritime Organization (IMO) in April 2009.  However, the IMO Ballast Water Management Convention, which would mandate the use of IMO approved ballast water treatment systems for ships in international traffic, has yet to be ratified.  Similarly, the United States Coast Guard (USCG) has recently published regulations for the regulation of ballast water in U.S waters.  The Company and other ballast water treatment system manufactures have received Alternate Management System designation from the USCG but this is a temporary designation.   The USCG has not yet approved any ballast water treatment system, including the Hyde GUARDIAN® ballast water treatment system, under its new regulations.  Any delay in the implementation of the USCG regulations could have an adverse affect on the Company’s anticipated growth.

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

Annual reviews of duties occur in April of the year following the twelve month period then completed.  The significant anti-dumping duties originally imposed by the DOC, and the affirmative decision by the International Trade Commission (ITC), has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S.   However, the anti-dumping duties could be further reduced or eliminated in the future which could adversely affect demand or pricing of our product.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

We use bituminous coal as the main raw material in our activated carbon production process.  Based upon our current projected usage and price, we estimate that our 2014 coal costs in the United States will be approximately $26.8 million excluding the cost of transportation to our carbon manufacturing facilities.  We have various annual and multi-year contracts in place for the supply of our coal that expire at various intervals from 2014 to 2018 and cover approximately 80% of our expected 2014 tonnage.  Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, floods or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand.  We use very specific high quality metallurgical coals for many of our products.  Our inability to obtain these high-quality coals at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse affect on our financial results.  In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs.  Based upon the current estimated usage and price of coal in 2014, a hypothetical 10% increase in the price of coal, excluding transportation costs, that is not covered by our supply contracts, would result in $0.4 million of additional pre-tax expense to us.  We may not be able to pass through raw material price increases to our customers.

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

Our capital expenditures were $30.3 million in 2013 and are forecasted to be approximately $85.0 million in 2014. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies.  We may not have the capital to undertake the capital investments.  If we are unable to do so, we may not be able to effectively compete.

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

Our activated carbon business faces significant competition principally from Cabot Norit, Mead/Westvaco Corporation and Evoqua Water Technologies, as well as from Chinese and European activated carbon producers and East Asian producers of coconut-based activated carbon.  Our UV technology products face significant competition principally from Trojan Technologies, Inc., which is owned by Danaher Corporation, and Xylem.  Our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks.  We could experience reduced net sales as a result of having fewer resources than these competitors.

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

We have collective bargaining agreements in place at four production facilities covering approximately 28% of our full-time workforce as of December 31, 2013.  Those collective bargaining agreements expire through 2017, with one having expired on July 31, 2013 that we continue to negotiate.   Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

Our business is subject to a number of global economic risks.

Financial markets in the United States, Europe, and Asia continue to experience disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  Governments have taken actions intending to address these market conditions that include restricted credit and declines in values of certain assets.

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

We have manufacturing facilities and sales offices in Europe, China, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow.  Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures.  Approximately 76% of our sales in 2013 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

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

We conduct significant business operations in several foreign countries.  Of our 2013 net sales, approximately 50% were sales to countries other than the United States, and 2013 net sales denominated in non-U.S. dollars represented approximately 45% of our overall net sales.  We conduct business in the local currencies of each of our foreign subsidiaries or affiliates.  Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements.  The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future.  Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

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

Our Equipment segment represented approximately 10% of our 2013 net sales.  This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution.  In addition, this business is usually affected by the general health of the overall economy.  As a result, sales and earnings from the Equipment segment could be volatile.

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

As of December 31, 2013, we had consolidated goodwill of approximately $26.6 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments.  We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value.  A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.

Our pension plans are currently underfunded, and we expect to be subject to increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments.  We contributed $2.8 million and $2.1 million to our U.S. Pension plans and $1.9 million and $1.8 million to our European pension plans in 2013 and 2012, respectively.  We currently expect to contribute approximately $1.4 million to our U.S. pension plans to meet minimum funding requirements, in accordance with our funding policy, and $1.6 million to our European pension plans in 2014.  An economic downturn would negatively impact the fair value of our pension assets which could result in increased funding requirements of our pension plans.  If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.

The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected.  If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect.  For example, an approximate 25-basis point decline in the funding target interest rate under Section 430 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required funding policy contributions to our U.S. pension plans by approximately $1.5 million to $1.8 million over the next three fiscal years. This amount reflects the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21) affecting pension plan funding.

Our pension plans in the aggregate are underfunded by approximately $15 million as of December 31, 2013 (based on the actuarial assumptions used for Accounting Standards Codification (ASC) 715 “Compensation — Retirement Benefits,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law.  Our U.S. pension plans, which were underfunded by approximately $2.5 million as of December 31, 2013, are subject to ERISA.  In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination.  In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital.  Refer to Note 12 to our consolidated financial statements contained in Item 8 of this Annual Report.

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

The security of our information technology systems could be compromised, which could adversely affect our ability to operate.

Increased global information technology security requirements, threats and sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems may be vulnerable to security breaches. This could lead to negative publicity, theft, modification or destruction of proprietary information or key information, manufacture of defective products, production downtimes and operational disruptions, which could adversely affect our reputation, competitiveness and results of operations.

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company owns twelve production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:  Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Feluy, Belgium; Grays, United Kingdom; Suzhou, China; Tipton, United Kingdom; Fukui, Fukui Prefecture, Japan and Gila Bend, Arizona.  The Company leases two production facilities in Findlay Township, Pennsylvania and one production facility in each of the following locations:  Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; Tianjin, China and North Tonawanda, New York.  The Company owns three warehouses, one of which is in Pittsburgh, Pennsylvania and the others are in La Louviere and Feluy, Belgium.  The Company also leases 49 warehouses, service centers, and sales office facilities.  Of these, twenty-eight are located in the United States, five in each China and Japan, two in Canada and one each in the United Kingdom, Sweden, Germany, Singapore, Taiwan, France, Denmark, Hong Kong and Brazil.  Four of the United States facilities are located in Pittsburgh, Pennsylvania and one each in the following locations:  Downingtown, Pennsylvania; Rutland, Massachusetts; Rockdale, Illinois; Santa Fe Springs, California; Marlton, New Jersey; Stockton, California; Tempe, Arizona; Kenova, West Virginia; Ontario, California; Schenley, Pennsylvania; South Point, Ohio; Muncy, Pennsylvania; Steubenville, Ohio; Ironton, Ohio; Troutdale, Oregon; Port Bienville, Mississippi; Sulphur, Louisiana; Westlake, Ohio, and Wilmington, Delaware as well as two in Houston, Texas and three in Huntington, West Virginia. Two of the China facilities are located in each Shanghai and Tianjin and one in Beijing. The Canadian facilities are located in Markham and St. Catherines, Ontario.  The facility in Denmark is located in Kolding.  The United Kingdom facility is located in Ashton-in-Makerfield.  The Swedish facility is located in Gothenburg. The facility in Germany is located in Beverungen.  The Taiwan facility is located in Taipei.  The facility in France is located in Paris. In Japan, the Company leases five facilities, one each in Tokyo, Osaka, Okayama, Kitakiashu and Chiba.  The Brazilian facility is located in Sao Paulo. The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Co. Ltd., leases one facility in Nakornrachasima, Thailand.

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

The Blue Lake plant, located near the city of Eureka, California, occupies approximately two acres.  The primary operation at the plant includes the reactivation of spent granular activated carbons for the Activated Carbon and Service segment.  The plant is currently idled.

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

The Findlay Township, Pennsylvania Engineered Solutions plants consist of a 44,000 square foot production facility and a 16,691 square foot production facility located near Pittsburgh, Pennsylvania.  The facilities are adjacent properties and the primary focus is the manufacture of UV, Ion Exchange (ISEP®) and Hyde GUARDIAN® equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment.  This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV, ISEP® and Hyde GUARDIAN® systems.  This plant serves the Equipment segment.

In 2009, the Company entered into a lease with the City of North Tonawanda, New York for use of an existing activated carbon reactivation furnace located at the city’s wastewater treatment facility.  This unit was renovated and retrofitted for the Company to use for reactivating spent activated carbon from food grade and potable water system customers for the Activated Carbon and Service segment.  While it is ready for use, it is not operational.

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

In October of 2011, the Company purchased a plant in which it will reactivate spent granular activated carbon to serve the Activated Carbon and Service segment in Tipton, Dudley, United Kingdom.  The Company is currently making plant renovations and upgrades for reactivating spent granular activated carbon.  The plant is not currently operational.

The Gila Bend, Arizona facility occupies a 20 acre site.  Operations at the plant include the reactivation of spent granular activated carbons for the Activated Carbon and Service segment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC.  There were 1,470 registered shareholders at December 31, 2013.

Quarterly Common Stock Price Ranges and Dividends

	2013			2012
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	18.71	14.20	—	16.99	14.37	—
Second	18.66	16.21	—	14.95	13.08	—
Third	19.14	16.67	—	15.76	12.70	—
Fourth	21.00	18.62	—	14.45	11.86	—

The Company did not declare or pay any dividends in 2013 and 2012.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.

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

The graph below compares the yearly change in cumulative total shareholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Composite Index and a Peer Group.  The Company believes that its core business consists of purifying air, water and other products.  As such, the Company uses a comparative peer group benchmark.  The companies included in the group are Clarcor, Inc., Donaldson Co. Inc., Esco Technologies Inc., Flanders Corp., Lydall, Inc., and Pall Corp.

Comparison of Five-Year Cumulative Total Return*

Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Group

Issuer Repurchases of Equity Securities

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased	Per Share	or Programs(1)	Programs
October 1 — October 31, 2013	—	$—	—	—
November 1 — November 30, 2013	—	$—	—	—
December 1 — December 31, 2013	146,800	$20.37	146,800	$147,009,451

(1)In December 2013, the Company’s Board of Directors authorized the repurchase of an additional $100 million of its common stock resulting in a total remaining availability of $150 million excluding the November 19, 2012 authorization and accelerated share repurchase.  There is no expiration date for this program.  In December 2013, the Company repurchased approximately $3.0 million of its common stock on the open market.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Calgon Carbon Corporation

(Dollars in thousands except per share data)	2013		2012(2)		2011(4)		2010		2009(7)
Income Statement Data:
Net sales	$547,939		$562,255		$541,472		$482,341		$411,910
Net income	$45,713		$23,272		$39,224		$34,850		$39,159
Net income per common share, basic	$0.85		$0.41		$0.70		$0.62		$0.72
Net income per common share, diluted	$0.84		$0.41		$0.69		$0.61		$0.69
Cash dividends declared per common share	$—		$—		$—		$—		$—

Balance Sheet Data (at year end):
Total assets	$590,078		$577,769		$552,990		$501,563		$425,718
Long-term debt	$32,114	(1)	$44,408	(3)	$1,103	(5)	$3,721	(6)	$—

(1)         Excludes $2.2 million of debt which is classified as current.  Refer to Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual report for further information.

(2)         Includes $10.2 million of restructuring charges and $1.7 million of multi-employer pension charges (Refer to Notes 2 and 12 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information).  Also includes a $1.7 million charge related to an agreement with the Company’s former Chief Executive Officer.

(3)         Excludes $19.6 million of debt which is classified as current.  Refer to Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for further information.

(4)         Includes a full year of the Calgon Carbon Japan acquisition which was not reported on a consolidated basis until March 31, 2010 and $3.3 million of net earnings related to a reversal of net uncertain tax positions.  Also includes a $2.2 million, pre-tax, employee separation charge.

(5)         Excludes $26.3 million of debt which is classified as current.

(6)         Excludes $24.6 million of debt which is classified as current.

(7)         Includes a $0.9 million, pre-tax, loss on debt extinguishment and $4.8 million of net earnings related to a reduction of the valuation allowance associated with foreign tax credits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company reported net income of $45.7 million or $0.84 per diluted share for 2013, as compared to net income of $23.3 million or $0.41 per diluted share for 2012.  Sales declined $14.3 million or 2.5% in 2013, including a negative impact of foreign currency translation of $11.6 million.

The Company achieved significant improvement in profitability despite a challenging sales environment in certain markets and the negative impact of a strong U.S. dollar. The Company also utilized its balance sheet to increase value by conducting an open market share repurchase program. In addition, the Company’s Board of Directors approved $85.0 million for 2014 capital spending that should increase carbon production capacity and reduce costs.

Results of Operations

2013 Versus 2012

Consolidated net sales decreased $14.3 million or 2.5% in 2013 as compared to 2012.  The total negative impact of foreign currency translation on consolidated net sales was $11.6 million.

Net sales for the Activated Carbon and Service segment decreased $3.5 million or 0.7% from 2012.  The decrease was primarily due to a $9.3 million decline in the Environmental Air market primarily as a result of lower pricing on a single contract for powder activated carbon for mercury removal from electric generating units in the Americas region which totaled $11.7 million. Also contributing to the decline was the $11.5 million negative impact of foreign currency translation.  Partially offsetting these declines was the impact of the Company’s 2013 price increases, primarily in the Americas region, of $6.6 million as well as higher volume for certain activated carbon products and services in the following markets: Industrial Process of 11%, Environmental Water of 9%, and Potable Water of 7%.  The increase in volume for the Industrial Process market was primarily due to higher demand in the Americas and Europe.  The increase in the Environmental Water market was related to increased demand as a result of a higher level of environmental remediation projects that were primarily in the U.S.  The increase in the Potable Water market was principally as a result of compliance with disinfection byproduct regulations in the U.S.

Net sales in the Equipment segment decreased $11.1 million or 16.8% from 2012.  The decrease was primarily due to lower sales of ballast water treatment business of $15.5 million.  The 2012 period included $12.6 million in sales for four large ballast water treatment system contracts that the Company was not able to equal in 2013 given the effects of delayed ratification of the International Maritime Organization ballast water treatment regulations and other U.S. Coast Guard and Environmental Protection Agency related issues.  Also contributing to the decline was $2.9 million of lower sales of ion exchange systems due to lower demand.  Partially offsetting these decreases was an increase in sales of both traditional carbon adsorption and traditional ultraviolet disinfection systems of $5.2 million and $3.3 million, respectively.  The increase in sales for traditional carbon adsorption systems was due to higher demand from municipal drinking water customers for compliance with disinfection byproduct regulations.  The increase in sales for traditional ultraviolet systems was a result of one large contract that was awarded in December of 2012 for the supply of the Company’s Sentinel® systems to the Los Angeles Department of Water and Power. Foreign currency translation effects in the Equipment segment were not significant.

Net sales in the Consumer segment increased $0.3 million or 2.6% from 2012.  The increase was primarily due to higher demand for activated carbon cloth.  Foreign currency translation had a negative impact of $0.1 million for the Consumer segment.

Net sales less cost of products sold (excluding depreciation), as a percent of net sales, was 33.0% in 2013 compared to 30.2% in 2012, an increase of 2.8 percentage points.  The increase was in the Activated Carbon and Service segment and included the benefits of several of the initiatives related to the Company’s cost improvement program.  The Company benefited by approximately $5.5 million from cost improvements as a result of the expansion of its Pearl River manufacturing facility.  The results of the Company’s ongoing product rationalization initiative, which reduced its SKU’s by 45%, resulted in approximately $2.6 million of cost savings in 2013.  The Company also benefited from a reduction in warehousing costs of approximately $1.0 million as a result of its world-wide effort to consolidate its storage needs.  In addition to these initiatives, the impact of price increases, including $6.6 million in the Americas also contributed favorably to 2013 as did the $0.4 million settlement on an insurance claim related to Hurricane Isaac (Refer to Note 17 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  The 2012 period included additional costs of $3.4 million related to the Company’s Pearl River facility as a result of delays in a capital project, maintenance issues, and the impact of Hurricane Isaac.  The 2012 period also included a $1.7 million write-off of obsolete inventory.  Higher coal and coal-related costs also negatively impacted 2012 and were the result of manufacturing costs related to trials of new and different coal types.  These trials were necessitated by the termination of a coal contract with a former supplier that occurred during the second quarter of 2012.  Partially offsetting the favorability in the Activated Carbon and Service segment in 2013 was an $11.7 million negative impact from pricing related to the aforementioned single contract for mercury removal effective the end of 2012.  Both the Equipment and Consumer segments were comparable to 2012.  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased by $2.6 million or 9.9% in 2013 as compared to 2012.  The increase was due primarily to increased depreciation related to the Company’s new Gila Bend, Arizona facility that was placed into service in the second quarter of 2013 as well as for capital improvements at the Company’s Pearl River virgin carbon manufacturing facility that were completed in January 2013.

Selling, general and administrative expenses decreased by $8.4 million or 9.8% in 2013 as compared to 2012.  The decrease was principally due to a decline in employee related expenses of $6.1 million which includes a $2.8 million favorable impact related to a multi-employer pension plan (Refer to additional discussion in Note 12 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  Also contributing to the decline were decreased U.S. healthcare costs of $1.3 million resulting from favorable claims experience in 2013 and other medical benefit program modifications.  Employee travel costs also declined by $1.2 million as a result of the Company’s cost improvement initiatives.  On a segment basis, selling, general and administrative expenses for the Activated Carbon and Service segment declined approximately $8.1 million primarily as a result of the items discussed above. Selling, general and administrative expenses for the Equipment and Consumer segments did not materially fluctuate as compared to 2012.

Research and development expenses decreased $2.0 million or 24.8% in 2013 as compared to 2012.  The decrease was due to lower advanced product testing costs related to both mercury removal from flue gas and the use of activated carbon in ultra capacitors.

The Company recorded $0.5 million of restructuring charges in 2013 related to headcount reductions in the Activated Carbon and Service segment.  These charges were offset by a pre-tax gain of $0.6 million for the sale of the Company’s activated carbon manufacturing facility in Datong, China.  The Company recorded $10.2 million of restructuring charges in 2012 which primarily consist of $5.8 million of termination benefits related to a reduction in headcount and a $3.6 million impairment charge for the permanent closure of the Company’s Datong, China activated carbon production facility (Refer to additional discussion in Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  These restructuring charges are within the Activated Carbon and Service segment.

Litigation and other contingencies were comparable in 2013 versus 2012.

Other expense — net decreased $1.1 million or 45.0% in 2013 as compared to 2012.  The decrease is primarily as a result of $0.5 million decline in an earn-out liability related to a 2010 acquisition.

The provision for income taxes for 2013 was $21.5 million as compared to $14.1 million in 2012.  The effective tax rate for the year ended December 31, 2013 was 32.0% compared to 37.7% for the year ended December 31, 2012.  The 2013 tax rate decreased approximately 5% from the 2012 effective tax rate primarily due to net tax benefits related to the 2013 sale of the Company’s Datong, China facility.  The 2013 tax rate was reduced 1.2% from the 2012 tax rate due to a state tax credit.  Excluding the impact of the aforementioned sale, the 2013 tax rate was negatively impacted by 0.5% related to the mix of income before income tax provision throughout foreign jurisdictions as compared to 2012.

2012 Versus 2011

Consolidated net sales increased $20.8 million or 3.8% in 2012 as compared to 2011.  The total negative impact of foreign currency translation on consolidated net sales was $7.5 million.

Net sales for the Activated Carbon and Service segment decreased $0.7 million or 0.2% from 2011.  Sales growth in Europe of $7.0 million, primarily in the Potable Water market, was offset by a $7.4 million negative impact of foreign currency translation.  Net sales in the Equipment segment increased $19.8 million or 42.7% from 2011.  The increase was primarily due to higher revenue recognized for ultraviolet light systems, principally ballast water treatment, which increased 71%.  Foreign currency translation effects in the Equipment segment were not significant.  Net sales in the Consumer segment increased $1.7 million or 19.7% from 2011.  The increase was primarily due to higher demand for activated carbon cloth.  Foreign currency translation had a negative impact of $0.1 million for the Consumer segment.

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

Selling, general and administrative expenses decreased by $2.6 million or 2.9% in 2012 as compared to 2011.  The decrease was principally due to a decline in legal expense of $2.1 million as a result of fewer legal matters in 2012 and the positive impact of foreign exchange of $1.0 million.  Partially offsetting this decrease was a $1.7 million multi-employer pension plan charge (Refer to additional discussion in Note 12 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  The 2011 period included $1.0 million of costs related to the Company’s former PreZerve product line.  On a segment basis, selling, general and administrative expenses for both the Activated Carbon and Service and Equipment segments were comparable versus 2011. Selling, general and administrative expenses declined approximately $1.0 million for the Consumer segment due to the above mentioned costs related to the former PreZerve product line.

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

Other expense — net increased $1.2 million or 89.5% in 2012 as compared to 2011.  The increase is primarily as a result of $0.4 million of foreign exchange losses due to un-hedged positions.  In addition, the 2011 period included $0.4 million of additional license income in the Company’s Equipment Segment.

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

Working Capital and Liquidity

Cash flows provided by operating activities were $66.8 million for the year ended December 31, 2013 as compared to $72.7 million for the year ended December 31, 2012. The $5.9 million decrease was due to unfavorable working capital changes which, in total, were $9.3 million and were primarily related to accounts payable and inventory.  These unfavorable changes were partially offset by the additional net income in 2013 versus 2012 as well as lower employee benefit plan provisions of $3.0 million.  Cash flows provided by operating activities were $72.7 million for the year ended December 31, 2012 as compared to $53.0 million for the year ended December 31, 2011. The $19.7 million increase was due to favorable working capital changes which were primarily related to inventory.

The Company recorded proceeds from the sale of a business of $0.6 million related to the March 2013 sale of its activated carbon manufacturing facility in Datong, China.

Credit Agreement

On November 6, 2013, the Company entered into a new U.S. Credit Agreement (Credit Agreement).  The Credit Agreement replaces the Company’s Prior U.S. Credit Facility (Prior Credit Facility).  The Credit Agreement provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which expires on November 6, 2018.  The Company may request that the Revolver be extended for up to two additional one-year periods.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  Total availability under the Revolver at December 31, 2013 was $196.6 million after considering outstanding letters of credit and borrowings.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expires on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the Closing Date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Total availability under the Delayed Draw Term Loan at December 31, 2013 was $75.0 million.

A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate based on the highest of (A) the prime rate announced from time to time by the Agent, (B) the daily federal funds open rate  plus  0.50% and (C) a daily LIBOR rate  plus  1.00%, (ii) a rate based on the published rated offered by leading banks in the London interbank deposit market (or other foreign country for non-Euro or U.S. denominated currencies) divided by  a number equal to 1.00  minus the applicable LIBOR Reserve Percentage comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States, in each case, plus an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate per annum on outstanding borrowings as of December 31, 2013 ranged from 1.17% to 3.25%.

The Company incurred issuance costs of $0.7 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.

Total outstanding borrowings under the Revolver were $26.3 million at December 31, 2013 and are shown as long-term debt within the consolidated balance sheet.  There were no outstanding borrowings under the Delayed Draw Term Loan at December 31, 2013.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.

Certain of the Company’s Domestic Subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. The Company is permitted to pay dividends so long as there remains $50.0 million of availability under the Credit Agreement and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of December 31, 2013.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the Lenders will be under no further obligations to make loans or issue Letters of Credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the Agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Prior Credit Facility

The Company’s Prior Credit Facility was terminated on November 6, 2013 and as a result, approximately $0.1 million of the previously deferred issuance costs were written off.  The Prior Credit Facility was due to expire on May 8, 2014 and contained a revolving credit capacity of $125.0 million.

Availability under the Prior Credit Facility was dependent upon various customary conditions.  A quarterly nonrefundable commitment fee was payable by the Company based on the unused availability under the Amended Credit Agreement and was equal to 0.25%.  Total availability under the Prior Credit Facility at December 31, 2012 was $122.8 million after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Prior Credit Facility were, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin could have been added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of December 31, 2012 ranged from 1.25% to 1.50%.

Total outstanding borrowings under the Prior Credit Facility were $44.3 million at December 31, 2012 and are shown as long-term debt within the consolidated balance sheet.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.

The Prior Credit Facility contained customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Company had to comply with certain financial covenants including a minimum interest coverage ratio, maximum leverage ratio, and minimum net worth, as defined within the Prior Credit Facility. The Prior Credit Facility also provided for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company was false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurred, the lenders were under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically would have become immediately due and payable, and other events of default would allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the Japanese Term Loan) and a Working Capital Loan Agreement (the Japanese Working Capital Loan).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.

The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.  CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum at December 31, 2013. This loan matures on May 10, 2017.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.  At December 31, 2013, CCJ had 600 million Japanese Yen or $5.7 million outstanding and recorded as long-term debt within the consolidated balance sheet. At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum at December 31, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.  At December 31, 2013, CCJ had 200 million Japanese Yen or $1.9 million outstanding and recorded as short-term debt within the consolidated balance sheet.  At December 31, 2012, CCJ had 1.6 billion Japanese Yen or $18.6 million outstanding and recorded as short-term debt within the consolidated balance sheet.

Share Repurchases

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the Program).  On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares upon inception of the Program. The actual number of shares that the Company repurchased under the Program was determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of applicable calculation period which ended on September 30, 2013.  The actual number of shares repurchased was 340,334 shares less than the number of shares previously delivered, and as a result, the Company sold back that many shares to the counterparty in the form of a private placement of unregistered securities. The Company’s outstanding common shares used to calculate earnings per share were reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  The Company increased its diluted shares outstanding to reflect the 340,334 shares that were sold back in the form of the private placement (Refer to additional discussion in Note 10 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).  During the period January 1, 2014 through February 12, 2014, the Company repurchased an additional 781,900 shares at a total cost of $15.9 million.   Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $131.1 million.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under its share repurchase program (the Program) to $150 million, excluding the November 2012 accelerated share repurchase.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in 2013 at an average price per share of $20.37. These repurchases were funded primarily from operating cash flows and the shares are initially held as treasury stock (Refer to additional discussion in Note 10 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. At December 31, 2013, the weighted average effective interest rate applicable to the Company’s borrowings was approximately 2.5%. The Company’s long-term borrowings totaled $32.1 million at December 31, 2013. In accordance with its funding policy, the Company is also required to make minimum funding contributions to its pension plans which are estimated at $3.0 million for the year ended December 31, 2014. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2013.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt	$2,172	$2,172	$—	$—	$—
Long-term debt	32,114	—	—	32,114	—
Interest	1,947	428	807	712	—
Operating leases	19,621	6,878	7,461	3,639	1,643
Unconditional purchase obligations(1)	138,782	41,772	55,249	39,597	2,164
Total contractual cash obligations	$194,636	$51,250	$63,517	$76,062	$3,807

(1)Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $4.1 million, pertaining to the tax liability related to the accounting for uncertainty in income taxes, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any special-purpose entities.

The Company maintains qualified defined benefit pension plans (the Qualified Plans), which cover certain non-union and union employees in the United States and Europe. The Company’s pension expense for all pension plans approximated $2.5 million (including a $1.1 million reduction in a multi-employer plan and a $0.3 million pension settlement charge) and $6.8 million (including a $1.4 million pension settlement charge and a $1.7 million multi-employer plan charge) for the years ended December 31, 2013 and 2012, respectively. The Company expects to record $0.6 million of pension benefit in 2014.

The fair value of the Company’s Qualified Plan assets has increased from $116.4 million at December 31, 2012 to $129.4 million at December 31, 2013. The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to defined benefit pension plans which began in 2008. During the year ended December 31, 2013, the Company funded its Qualified Plans with $4.7 million in contributions. The Company expects that it will be required, in accordance with its funding policy, to fund the Qualified Plans with approximately $3.0 million in contributions for the year ending December 31, 2014. The Company may make additional contributions to its Qualified Plans in 2014 beyond the required funding. Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.

The Company did not declare or pay any dividends in 2013.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, capital investment plans to pursue long-term growth opportunities, and share repurchases, if any.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements except for the operating leases and unconditional purchase obligations disclosed above.

Capital Expenditures and Investments

Capital expenditures were $30.3 million in 2013, $60.7 million in 2012, and $72.1 million in 2011. Expenditures for 2013 included $26.0 million for improvements to manufacturing facilities including approximately $8.6 million related to the final construction of the Gila Bend, Arizona facility.  Expenditures for 2012 included $50.5 million for improvements to manufacturing facilities including approximately $13.4 million related to the construction of the Gila Bend, Arizona facility and $13.4 million related to the capacity expansion at the Pearlington, Mississippi facility.  Expenditures for 2011 included $61.0 million for improvements to manufacturing facilities including approximately $22.8 million related to the capacity expansion at the Feluy, Belgium facility and $10.2 million related to the construction of the Suzhou, China facility.  Capital expenditures for 2014 are currently projected to be approximately $85.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Proceeds for sales of property, plant and equipment were not significant in 2013 or 2012.

Proceeds from the sale of business were $0.6 million in 2013 and related to the sale of the Company’s activated carbon manufacturing facility in Datong, China (Refer to Note 2 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report).

The Company received $1.7 million and $0.9 million in 2013 and 2012, respectively, of proceeds related to government grants in both the U.S. and Europe.  In 2011, the Company received a one-time government grant of approximately $2.2 million related to the construction of its Suzhou, China reactivation facility. (Refer to Note 20 to the consolidated financial statements included in Item 8 of this Annual Report).

Cash and cash equivalents include $27.6 million and $16.0 million held by the Company’s foreign subsidiaries at December 31, 2013 and 2012, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding. The Company currently expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months. The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s Revolving Credit Facility, Delayed Draw Term Loan, Japanese Working Capital Loan, or other credit facilities. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows, cash on hand, and borrowings will adequately support each of the segments cash needs.

Other

Carbon Imports

General Anti-Dumping Background:  On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the Petitioners) formally requested that the United States Department of Commerce investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China.

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

The Company is a domestic producer, exporter from China (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.), and a U.S. importer of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a petitioner) and as a foreign exporter (a respondent).

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2013, the Company is currently required to post a duty of $0.073 per pound when importing activated carbon from Calgon Carbon (Tianjin) into the United States.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to a determination in February 2013 finding that the anti-dumping duty order should remain in effect, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (Customs) will collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping.  If the actual amount of tariffs owed increases, Customs will require the U.S. importer to pay the difference, plus interest.  Conversely, if the tariff rate decreases, any difference will be refunded by Customs to the U.S. importer with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

There have been six periods of review since the tariffs began. Periods of Review I and II related to the periods that ended on March 31, 2008 and 2009, respectively, and are final and not subject to further review or appeal.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (POR III).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013 the Court of International Trade (the Court) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the Department to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.

On January 9, 2014, the Commerce Department filed its remand redetermination with the U.S. Court of International Trade.  In its redetermination, the Commerce Department continued to calculate a zero duty for imports of steam activated carbon entered into the United States by the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the United States that were not subjected to an individual investigation.  Those separate rate exporters had previously been assigned a margin of approximately $0.127 per pound.  The Company plans to contest this aspect of the Commerce Department’s redetermination and will be submitting comments to the Court of International Trade in that regard.  A decision from the Court addressing the Commerce Department’s redetermination is expected in the third or fourth quarter of 2014.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (POR IV).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company expects a decision from the Court on these appeals during the first quarter of 2014.  Irrespective of whether the Court directs further analysis by the Commerce Department or affirms the agency’s determination, the Company expects that this litigation will not directly impact its operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (POR V).  On November 26, 2013, the Commerce Department published the final results of its review of POR V.  The Commerce Department calculated final antidumping duty margins for the two mandatory respondents, Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co., of $0.01/lb. and $0.18/lb., respectively.  Based on these antidumping margins, the Commerce Department calculated a margin of $0.07/lb. for cooperative exporters that were not individually reviewed but were found eligible to receive a separate rate.  Albemarle Corporation, which was determined by the Commerce Department to be a domestic wholesaler of activated carbon, requested a review of Calgon Carbon (Tianjin).  As a result, Calgon Carbon (Tianjin) was assigned the separate rate respondent margin of $0.07/lb.

On December 26, 2013, Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd. filed a summons with the U.S. Court of International Trade commencing a challenge of the Commerce Department’s final results for POR V.  On January 30, 2014 Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd elected not to pursue their appeal challenging the final results of the fifth administrative review.  Because there is no further litigation challenging the final results of the fifth administrative review, U.S. Customs will proceed to liquidate the affected entries, assessing antidumping duties at the rates calculated in the final results.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (ITC) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  The Company, and two other U. S. producers of activated carbon, participated in the review to support continuation of the anti-dumping order for an additional five years.  The Company maintained that the continuation of the anti-dumping order was appropriate as the Commerce Department has determined that Chinese producers and exporters have continued – and, absent continuation of the anti-dumping order, will in the future continue – to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company asserted that the disciplining effect of the order played an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company argued that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

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

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (POR VI).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. (and its affiliates) as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI began in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are anticipated to be announced in late April or early May of 2014.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2013, June 2012, and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter of each calendar year.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports were on hold while the POR I final results for certain exporters were under appeal.  All POR I appeals were subsequently resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  The Company received $1.8 million in December 2012 related to the CDSOA distributions of which $1.5 million was reflected within the Company’s statement of comprehensive income for the year ended December 31, 2012.

In December 2013, the Company received $0.1 million in connection with the CDSOA distributions for fiscal year 2013.  This amount was equal to 59.57 percent of the duties distributed by CBP under the anti-dumping order on certain thermally activated carbon from China.  The Company does not anticipate any further material CDSOA distributions in future years.

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

Revenue Recognition

The Company recognizes revenue and related costs when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage of completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage of completion method; however, due to uncertainties inherent in the estimation process, it is possible that actual project costs at completion could vary from their estimates. The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

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

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year by initially comparing the fair value of each of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly. Fair values are estimated using discounted cash flow and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.  The Company has six reporting units for purposes of goodwill evaluation.  These reporting units consist of (1) the Activated Carbon and Service segment which is segregated into two regional reporting units, the Americas and Europe, (2) the Equipment segment which is segregated by technology (a) traditional carbon adsorption, (b) ultra violet light, (c) ion exchange, and (3) the Consumer segment which includes the charcoal cloth reporting unit. The fair value of the Company’s reporting units substantially exceeds the carrying value of its goodwill at December 31, 2013.

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

Pensions

The Company maintains Qualified Plans which cover certain union and non-union employees in the United States and Europe. Pension expense, which totaled $2.5 million in 2013 (including a $1.1 million reduction in a multi-employer pension plan) and $6.8 million in 2012 (including a $1.4 million U.S. pension settlement charge and a $1.7 million multi-employer pension charge), is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Company’s Qualified Plans’ assets, which range from 4.91% to 7.75%. In developing the expected long-term rate of return assumption, the Company evaluated input from its investment advisors, including their review of asset class return expectations as well as long-term inflation assumptions. The Company also considered historical returns on asset classes, investment mix, and investment manager performance. The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of approximately 52% with equity securities, 43% with fixed-income securities, and 5% with other investments. The European Qualified Plans’ assets are based on an asset allocation assumption of approximately 34% with equity securities, 52% with fixed-income securities, and 14% with other investments. The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

The discount rate that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has increased from a range of 3.92% to 3.95% at December 31, 2012 to a range of 3.92% to 4.88% at December 31, 2013. The Company estimates that it will record a pension benefit for the Qualified Plans that will approximate $0.6 million in 2014. Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

A sensitivity analysis of the projected incremental effect of a hypothetical one percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Dollars in thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities at December 31, 2013	$14,402	$(12,600)	$8,371	$(6,532)
Pension costs for the year ended December 31, 2013	$983	$(1,274)	$322	$(129)
Indexation(1)
Pension liabilities at December 31, 2013	$—	$—	$(3,161)	$4,196
Pension costs for the year ended December 31, 2013	$—	$—	$(182)	$351
Expected return on plan assets
Pension costs for the year ended December 31, 2013	$859	$(859)	$261	$(262)
Compensation
Pension liabilities at December 31, 2013	$(939)	$939	$(730)	$1,007
Pension costs for the year ended December 31, 2013	$(235)	$235	$(148)	$204

(1) Pension indexation related to the Company’s German Qualified Plan is regulated by German pension law. The law dictates that a pension that is already in payment must be adjusted for inflation every 3 years which is measured by the published German price index for the same time interval.  Pension indexation related to the Company’s UK Chemviron Plan is based on the Consumer Price Index (CPI) in the UK . For this plan, the index is capped at 5% per annum for pensions accrued prior to April 6, 2005 and is capped at 2.5% per annum for pensions accrued after April 5, 2005.  For purposes of the Company’s Sutcliffe Speakman plan, the indexation is fixed at 3% per annum for pensions accrued prior to 1997 and in line with the Retail Price Index (RPI) for pensions accrued after 1996.  For those pensions accrued from 1997 to July 31, 2005, the index is subject to a minimum of 3% per annum and a maximum of 5% per annum.  For those pensions accrued after July 31, 2005, the index is capped at 2.5% per annum.

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

Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate, or a lapse of a tax statute.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related penalties and net interest.

The Company is subject to varying statutory tax rates in the countries where it conducts business.  Fluctuations in the mix of the Company’s income between countries will result in changes to the Company’s overall effective tax rate.

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits.  As of December 31, 2013, the Company had recorded total deferred tax assets of $32.8 million, of which $5.5 million represents tax benefits resulting from $1.1 million of unused foreign tax credits, $2.0 million of net operating losses, $1.6 million of state tax credits, and a capital loss carryover of $0.8 million.  Approximately $0.8 million of the $2.0 million of operating loss carryovers will expire in 2017 and 2018.  State operating loss carryforwards of $0.9 million, net, expire from 2014 to 2033 of which approximately 88% will not expire before 2020.

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not.  Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate.  At December 31, 2013, the Company has recorded a valuation allowance of approximately $1.0 million related to a domestic capital loss carryover and a state tax credit.

Approximately 86% of the Company’s deferred tax assets, or $28.2 million, represent temporary differences associated with pensions, accruals, and inventories.  Approximately 82% of the Company’s deferred tax liabilities of $39.1 million at December 31, 2013 relate to property, plant and equipment.  These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting.  The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

Litigation

The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  Legal fees associated with defending these various lawsuits and claims are expensed when incurred.  The Company will continue to evaluate all legal matters as additional information becomes available.  Reference is made to Note 17 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report for a discussion of litigation and contingencies.

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

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets or Liabilities,” or ASU No. 2013-01. ASU 2013-01 clarifies the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information for these instruments. Both ASU 2013-01 and ASU 2011-11 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance effective January 1, 2013. Please refer to Note 16 for the required annual disclosure.

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  Please refer to Note 14 and the Company’s consolidated statements of comprehensive income for required annual disclosure.

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

In July 2013, the FASB issued ASU, No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU No. 2013-10. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU has not had a material impact on the Company’s consolidated financial statements.

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

Outlook

Activated Carbon and Service

The Company continues to estimate that for the period 2012 through 2017, the world-wide activated carbon market will increase at a compound annual growth rate of 10.8%.  The Company’s activated carbon and service sales volume for 2013 increased over 2012.  Sales volume growth has come from several sources including the ongoing impacts of environmental regulations as discussed below.  These regulations are expected to lead to volume increases in 2014 and more significant volume increases in future years.  To meet the expected increase in activated carbon demand, the Company recently completed the expansion of its Pearl River facility by 20% - adding 8 million pounds of production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility will commence in 2014.  Other sources of capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (America’s, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study to be completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in SKU’s of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a new facility or a significant expansion of one of the Company’s existing facilities.  Impediments to growth in 2014 could include an economic slowdown in any or all of the regions served and, in the future, could also include impacts from delays in environmental regulations further discussed below.

The Company believes that fair pricing for activated carbon in the United States of America is being achieved via the application of a tariff imposed on Chinese steam activated carbon.  Under the anti-dumping rules, importers of steam activated carbon from China are potentially required to pay anti-dumping duties.  The Commerce Department conducts reviews in order to determine whether changes (increases or decreases) should be made to the anti-dumping tariff rate applicable to any foreign exporter.  These retrospective reviews occur annually while the anti-dumping duty order (the order) is in effect (the current order is scheduled to expire in March 2017).  The Company’s most recent price increase was announced in February 2013.  Because of existing contracts, outstanding bids and other factors, it typically takes approximately 12 months for the full effect of a price increase to be realized.

Raw material costs for production in 2014 are expected to decline compared to 2013.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2014 as a result of lower pricing achieved in its two recently signed, five-year coal contracts. These contracts represent approximately 70% of the Company’s current annual coal requirements.  As of December 31, 2013, the Company has approximately 80% of its 2014 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation was published in the Federal Register on February 16, 2012 and became effective on April 16, 2012.  Compliance with MATS will generally be required three years from the effective date (April 2015).  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.  As of December 31, 2013, the Company believes that approximately 170 units have been granted a one-year extension by at least 20 different states.  The Company cannot predict when the other MATS legal challenges will be resolved.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.  The Company suspects that these regulations could continue to be challenged and that compliance implementation for MATS or for these other mercury removal regulations may be delayed.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company estimates that the current annual demand for mercury removal in North America is 120 million to 150 million pounds and may grow to as much as 380 million to 765 million pounds by 2016.  However, today the North American activated carbon supply capacity for this market is greater than current demand.  As a result, pricing in this market has deteriorated.  The Company expects this trend to continue in the near future until compliance with MATS draws nearer.  The Company believes its advanced products for mercury which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

Compliance with other proposed emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units will have little impact on activated carbon usage in the future; however, the EPA is planning to propose CPS for “existing” electric generating units in June of 2014.  The Company anticipates that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators.  In addition, a federal appeals court vacated CSAPR and a replacement or modified rule is not expected to be promulgated by the EPA for at least three years.  Additional hearings are expected that will further clarify or modify these rules, their implementation dates, and requirements.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of MATS, the Carbon Pollution Standards proposal for existing electric generating units, and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  Plant closures and/or wet scrubbing equipment installations would reduce the amount of carbon used for mercury removal.  In addition, wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market volume opportunity to a level below the low end of aforementioned forecasted demand of 380 million to 765 million pounds.  However, in that case, the Company could expect to increase its share of this market.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) is another growth driver for the Company.  Disinfection Byproducts (DBPs) are compounds that form when natural occurring organic materials in drinking water sources react with the chemicals used to disinfect the water. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the DBP Rule in 2006, and requires water utilities to be in compliance with the rule in a phased manner between 2012 and 2015. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 70 million pounds by 2015.  This market also provides an opportunity for the Company’s service business by converting customers from the use of virgin carbon to reactivated carbon.  The Company’s reactivation facilities in Arizona, California, New York, and Ohio have all received certification from the National Sanitation Foundation (NSF) International.  This certification verifies that potable custom reactivated carbon is safe for reuse in municipal water treatment applications.

During the second quarter of 2011, the city of Phoenix, Arizona selected the Company to reactivate for a ten-year period approximately 11 million pounds of spent activated carbon, used to prevent the formation of DBPs.  The contract with Phoenix included the construction of a reactivation facility in Gila Bend, Arizona.  The reactivation facility, owned and operated by the Company, serves as a regional center, providing custom reactivation services for other municipalities in the Southwestern U.S. that utilize GAC to treat their drinking water, including two additional cities in Arizona whose representatives served on the selection panel and have also entered into ten year contracts with us for reactivation services.

In Europe, the Company was awarded a multi-year contract by a large water provider in the United Kingdom (UK), similar to its contract with the city of Phoenix.  The Company will supply virgin carbon and reactivation services for up to a ten year period and plans to restart and upgrade its Tipton plant in the UK for that purpose.  The planned upgrades are estimated to require $9.5 million of capital expenditures and will be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, will begin undergoing equipment modifications and a significant capacity expansion during 2014 and is planned to return to operation in late 2014 with the additional capacity and planned upgrades completed in 2015.

China also announced that it will commit billions of dollars to water and wastewater improvements.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that U.S. demand for its ultraviolet light (UV) systems will continue, as smaller municipalities must meet implementation deadlines through 2015 for EPA regulations to treat for Cryptosporidium in drinking water.  Worldwide firm bid opportunities for UV systems for the municipal market remained somewhat slow in 2013.  However, UV remains the technology of choice for controlling Cryptosporidium and Giardia under the U.S. EPA LT2 regulations, and smaller communities will need to implement over the coming years.

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

In 2012, the Coast Guard approved NSF International (NSF), located in Ann Arbor, Michigan as the first Independent Laboratory to work with manufacturers in the Type Approval process for ballast water treatment systems.  Det Norske Veritas (DNV) AS, located in Hovik, Norway, became the second entity to achieve the status of an Independent Laboratory (IL) in June 2013.  The IL’s are just gearing up to work with manufacturers on testing for US Type Approval – a process that is expected to take up to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

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

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine has provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012 and 2013, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has yet to ramp up owing to the delay in ratification of the IMO BWMC.  This has resulted in a decline in Hyde GUARDIAN® orders.  During 2013, the Company sold 64 ballast water treatment systems.  During 2012 and 2011, the Company sold 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 300 systems valued at approximately $67 million.

Backlog for the Equipment segment as of December 31, 2013, was $19.4 million while backlog at December 31, 2012 was $31.9 million.  The decrease in backlog from year-end 2012 is primarily due to the temporary decline in Hyde Marine’s backlog as new ship builds remain below historical levels and the retrofit market is only beginning to develop.

Consumer

Sales of activated carbon cloth increased $0.3 million or 2.6% in 2013 as compared to 2012.  The Company believes this business will grow modestly again in 2014 due to increased demand in its primary markets - medical and defense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk

In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products.  Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly.  Based on the estimated 2014 usage and price of coal and natural gas not under contract as of January 1, 2014, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in the pre-tax loss (or gain) of $0.4 million and $0.4 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices.  The future commitments under these long-term contracts, which provide economic hedges, are disclosed within Note 9 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  The fair value of the cash-flow hedges for natural gas is disclosed in Note 16 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.

Interest Rate Risk

The Company’s net exposure to interest rate risk consists primarily of borrowings under its U.S. and Japanese borrowing arrangements described within Note 7 of the Company’s consolidated financial statements contained in Item 8 of this Annual Report.  The Company’s U.S. Credit Facility bears interest at rates that are based off of the prime rate, LIBOR, or Fed Funds rate, plus a margin rate based on the Company’s leverage ratio.  At December 31, 2013, the Company had $26.3 million of borrowings under the U.S. Credit Facility agreement. The Company’s Japanese Credit Facility and Japanese loan agreements also bear interest at variable rates. At December 31, 2013, the Company had $7.6 million of borrowings under the various Japanese credit agreements.  A hypothetical one percentage point increase in the interest rates on the December 31, 2013 outstanding balances under the Company’s variable rate borrowing arrangements would cause annual interest expense to increase by $0.3 million.

Foreign Currency Exchange Risk

The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars.  The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures.  A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Mexican Peso, Brazilian Real, Chinese Yuan, Japanese Yen, Singapore Dollar, Danish Krone, Swedish Krona, and Euro at December 31, 2013 would result in a pre-tax loss (or gain) of approximately $1.9 million.  The foreign currency forward exchange contracts purchased during 2013 have been accounted for according to Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness.  Based on this evaluation, management believes that, as of December 31, 2013, the Company’s internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements.  Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears on the next page.

Changes in Internal Control

In the fourth quarter of 2013, there have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our reports dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 28, 2014

FINANCIAL STATEMENTS – REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 28, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2013	2012	2011

Net sales	$547,939	$562,255	$541,472
Cost of products sold (excluding depreciation)	366,962	392,382	364,384
Depreciation and amortization	28,938	26,320	24,337
Selling, general and administrative expenses	76,958	85,345	87,926
Research and development expenses	6,037	8,025	7,930
Restructuring (Note 2)	(129)	10,211	—
Litigation and other contingencies (Note 17)	284	111	(337)
	479,050	522,394	484,240

Income from operations	68,889	39,861	57,232

Interest income	136	35	467
Interest expense	(462)	(80)	—
Other expense — net	(1,364)	(2,480)	(1,309)
Income before income tax provision	67,199	37,336	56,390
Income tax provision (Note 13)	21,486	14,064	17,166
Net income	45,713	23,272	39,224

Other comprehensive income (loss), net of tax (Note 14)
Foreign currency translation	(305)	1,197	(1,123)
Derivatives	424	854	756
Employee benefit plans	15,268	(5,061)	(9,076)
Total other comprehensive income (loss)	15,387	(3,010)	(9,443)
Total comprehensive income	$61,100	$20,262	$29,781

Basic net income per common share	$0.85	$0.41	$0.70
Diluted net income per common share	$0.84	$0.41	$0.69

Weighted average shares outstanding, in thousands
Basic	53,898	56,305	56,243
Diluted	54,671	56,836	56,994

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands except per share data)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$32,942	$18,161
Receivables, net of allowance for losses of $1,328 and $1,362	96,996	101,918
Revenue recognized in excess of billings on uncompleted contracts	8,090	14,680
Inventories	109,517	107,166
Deferred income taxes — current	20,787	17,317
Other current assets	13,118	13,964
Total current assets	281,450	273,206
Property, plant and equipment, net	266,849	262,993
Intangibles, net	5,602	7,388
Goodwill	26,552	27,030
Deferred income taxes — long-term	3,791	3,558
Other assets	5,834	3,594
Total assets	$590,078	$577,769

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$57,213	$76,214
Restructuring reserve	535	3,226
Billings in excess of revenue recognized on uncompleted contracts	5,406	3,865
Payroll and benefits payable	14,144	10,114
Accrued income taxes	2,726	2,666
Short-term debt	2,172	19,565
Total current liabilities	82,196	115,650
Long-term debt	32,114	44,408
Deferred income taxes — long-term	30,902	12,379
Accrued pension and other liabilities	28,361	54,035
Total liabilities	173,573	226,472
Commitments and contingencies (Notes 9 and 17)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 57,232,050 and 56,450,632 shares issued	572	564
Additional paid-in capital	170,320	168,599
Retained earnings	316,224	270,511
Accumulated other comprehensive loss	(1,140)	(16,527)
	485,976	423,147
Treasury stock, at cost, 6,242,326 and 6,415,176 shares	(69,471)	(71,850)
Total shareholders’ equity	416,505	351,297
Total liabilities and shareholders’ equity	$590,078	$577,769

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011

Cash flows from operating activities
Net income	$45,713	$23,272	$39,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,938	26,320	24,337
Employee benefit plan provisions	2,451	5,431	2,026
Stock-based compensation	3,128	2,434	2,577
Excess tax benefit from stock-based compensation	—	—	143
Deferred income tax expense	4,935	443	13,354
Restructuring (Note 2)	(129)	10,211	—
Restructuring cash payments (Note 2)	(3,140)	(1,616)	—
Changes in assets and liabilities — net of effects from foreign exchange:
Decrease (increase) in receivables	1,805	(828)	(6,371)
(Increase) decrease in inventories	(5,269)	10,320	(15,041)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	8,380	(5,715)	(2,296)
(Decrease) increase in accounts payable and accrued liabilities	(14,235)	4,201	7,680
Pension contributions	(4,717)	(3,913)	(8,087)
Other items — net	(1,082)	2,117	(4,526)
Net cash provided by operating activities	66,778	72,677	53,020

Cash flows from investing activities
Proceeds from sale of business — net of cash (Note 2)	642	—	—
Capital expenditures	(30,271)	(60,680)	(72,101)
Government grants received	1,709	947	2,189
Cash pledged for collateral	—	—	(21)
Cash released from collateral	—	1,152	—
Net cash used in investing activities	(27,920)	(58,581)	(69,933)

Cash flows from financing activities
Japanese Revolving credit facility borrowings — short-term (Note 7)	4,925	10,546	179,550
Japanese Revolving credit facility repayments — short-term (Note 7)	(19,142)	(12,792)	(178,874)
U.S. Revolving credit facility borrowings — long-term (Note 7)	113,047	125,550	—
U.S. Revolving credit facility repayments — long-term (Note 7)	(131,047)	(81,300)	—
Proceeds of debt obligations	10,476	—	373
Reductions of debt obligations	(5,876)	(3,202)	(3,034)
Treasury stock purchased	(3,334)	(577)	(422)
Common stock issued	4,066	1,601	2,074
Accelerated share repurchase (Note 10)	—	(50,000)	—
Excess tax benefit from stock-based compensation	—	—	(143)
Net cash used in financing activities	(26,885)	(10,174)	(476)
Effect of exchange rate changes on cash	2,808	665	(3,029)
Increase (decrease) in cash and cash equivalents	14,781	4,587	(20,418)
Cash and cash equivalents, beginning of year	18,161	13,574	33,992
Cash and cash equivalents, end of year	$32,942	$18,161	$13,574

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive		Treasury Stock
(Dollars in thousands)	Issued	Shares	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2010	58,989,578	$590	$169,284	$208,015	$(4,074)	$373,815	3,070,720	$(30,851)	$342,964
2011
Net income	—	—	—	39,224	—	39,224	—	—	39,224
Other comprehensive loss, net of tax (Note 14)	—	—	—	—	(9,443)	(9,443)	—	—	(9,443)
Employee and director stock plans	392,058	4	4,790	—	—	4,794	—	—	4,794
Treasury stock purchased	—	—	—	—	—	—	29,699	(422)	(422)
Balance, December 31, 2011	59,381,636	$594	$174,074	$247,239	$(13,517)	$408,390	3,100,419	$(31,273)	$377,117

2012
Net income	—	—	—	23,272	—	23,272	—	—	23,272
Other comprehensive loss, net of tax (Note 14)	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Employee and director stock plans	344,998	3	4,492	—	—	4,495	—	—	4,495
Accelerated share repurchase (Note 10)	(3,276,002)	(33)	(9,967)	—	—	(10,000)	3,276,002	(40,000)	(50,000)
Treasury stock purchased	—	—	—	—	—	—	38,755	(577)	(577)
Balance, December 31, 2012	56,450,632	$564	$168,599	$270,511	$(16,527)	$423,147	6,415,176	$(71,850)	$351,297

2013
Net income	—	—	—	45,713	—	45,713	—	—	45,713
Other comprehensive income, net of tax (Note 14)	—	—	—	—	15,387	15,387	—	—	15,387
Employee and director stock plans	441,084	4	7,438	—	—	7,442	—	—	7,442
Accelerated share repurchase (Note 10)	340,334	4	(5,717)	—	—	(5,713)	(340,334)	5,713	—
Share repurchase (Note 10)	—	—	—	—	—	—	146,800	(2,991)	(2,991)
Treasury stock purchased	—	—	—	—	—	—	20,684	(343)	(343)
Balance, December 31, 2013	57,232,050	$572	$170,320	$316,224	$(1,140)	$485,976	6,242,326	$(69,471)	$416,505

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calgon Carbon Corporation

1. Summary of Accounting Policies

Operations

Calgon Carbon Corporation (the Company) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams. The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer. Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases. The Activated Carbon and Service segment relies on activated carbon as a base material, while the Equipment segment relies on a variety of methods and materials which involve other products in addition to activated carbon. The Consumer segment brings the Company’s purification technologies directly to the consumer in the form of products and services. The Company’s largest markets are in the United States, Europe, and Japan. The Company also has markets in Africa, Canada, India, Latin America, and in other parts of Asia.

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

No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries of $77.4 million because these earnings are intended to be indefinitely reinvested outside the United States. These earnings would become subject to income tax if they were remitted as dividends, were loaned to the Company or a U.S. affiliate, or if the Company were to sell its ownership interest in the subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liability on these indefinitely reinvested unremitted earnings is not practicable.

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

Labor Agreements

Collective bargaining agreements cover approximately 28% of the Company’s labor force at December 31, 2013.  Approximately 5% of the Company’s labor force is operating under a collective bargaining agreement that expired on July 31, 2013 as the Company continues to work towards obtaining a new agreement.  The Company’s other collective bargaining agreements expire during 2014 and 2017.  Approximately 5% of the Company’s labor force is covered by a collective bargaining agreement that expires in 2014.

Stock-Based Compensation

The Company applies ASC 718, “Compensation — Stock Compensation.” In accordance with guidance within ASC 718, compensation expense for stock options is recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. For time vested restricted stock awards, the nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. For certain performance based stock awards, the initial grant date fair value of the performance stock awards that vest subject to a market condition is determined using a Monte Carlo simulation model and is expensed on a straight-line basis over the performance period.  For certain performance based stock awards that vest subject to a performance condition, the initial grant date fair value is the market price of the underlying common stock.  This fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  The Company’s stock-based compensation plans are more fully described in Note 11.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk as no single customer accounted for more than 10 percent of gross annual revenues as of December 31, 2013.  The Company closely monitors the credit risk associated with its customers and to date has not experienced material losses.

Concentration of Deposit Risk

From time to time, the Company could have cash deposited with financial institutions in excess of federally insured limits. On November 9, 2010 the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provided for unlimited insurance coverage of noninterest-bearing transaction accounts.  For the periods December 31, 2011 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  As of December 31, 2013, the Company had no cash deposits with U.S. financial institutions in excess of federally insured limits.  However, the Company’s foreign subsidiaries held cash and cash equivalents of $27.6 million and $16.0 million at December 31, 2013 and 2012, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.

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

Fair Value of Financial Instruments Excluding Derivative Instruments

The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents, short and long-term debt as well as accounts receivable and accounts payable. The fair value of the cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value because of the short-term maturity of the instruments.  Refer to Note 7 for a discussion of the fair value of the Company’s short and long-term debt.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets or Liabilities,” or ASU No. 2013-01. ASU 2013-01 clarifies the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information for these instruments. Both ASU 2013-01 and ASU 2011-11 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance effective January 1, 2013. Please refer to Note 16 for the required annual disclosure.

In February 2013, the FASB issued ASU, No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” or ASU No. 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  Please refer to Note 14 and the Company’s consolidated statements of comprehensive income for required annual disclosure.

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

In July 2013, the FASB issued ASU, No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” or ASU No. 2013-10. ASU 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury and LIBOR. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges.  ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU has not had a material impact on the Company’s consolidated financial statements.

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

2. Restructuring Charges

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which created a challenging business environment for the Company.  As a part of this strategy, the Company permanently closed, and later sold, its Datong, China manufacturing facility, temporarily idled a reactivation facility in Blue Lake, California, and reduced headcount.  The Company also consolidated operations at certain locations and evaluated non-core businesses for potential divestiture.

The Company recorded $(0.1) million and $10.2 million of restructuring (income) charges as of December 31, 2013 and 2012, respectively, which were all within the Activated Carbon and Service segment.  In 2013, the Company recorded a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China.  The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  The 2012 restructuring charges included impairment charges of $3.6 million for the permanent closure of the Datong facility as well as $0.4 million for the closure of a warehouse in Belgium.  The Company also recorded termination benefits, including early retirement obligations, as a result of the worldwide reduction of headcount of $4.4 million for the year ended December 31, 2012.  In addition, the Company incurred a $1.4 million pension settlement charge as a result of lump sum pension distributions for those participants in the early retirement program for the year ended December 31, 2012.

The following table summarizes the restructuring plan and the activity in the restructuring reserve for the years ended December 31, 2013 and 2012:

(Thousands, except no. of employees)	Employee Termination Benefits	Asset Write-offs	Gain on Sale	Other	Total Restructuring Activity	Employees Impacted
Restructuring charges	$5,777	$4,000	$—	$434	$10,211	120
Payments	(1,182)	—	—	(434)	(1,616)	(53)
Pension settlement	(1,369)	—	—	—	(1,369)	—
Non-cash charges	—	(4,000)	—	—	(4,000)	—
Accrual at December 31, 2012	3,226	—	—	—	3,226	67
Restructuring charges	357	—	(578)	92	(129)	4
Payments	(3,048)	—	—	(92)	(3,140)	(67)
Non-cash charges	—	—	578	—	578	—
Accrual at December 31, 2013	$535	$—	$—	$—	$535	4

3. Inventories

	December 31
(Dollars in thousands)	2013	2012
Raw materials	$31,603	$29,353
Finished goods	77,914	77,813
Total	$109,517	$107,166

Inventories are recorded net of reserves of $1.9 million and $1.8 million for obsolete and slow-moving items at December 31, 2013 and 2012, respectively.

4. Property, Plant and Equipment

	December 31
(Dollars in thousands)	2013	2012
Land and improvements	$27,731	$24,625
Buildings	70,433	69,821
Machinery, equipment and customer capital	462,300	405,774
Computer hardware and software	26,816	21,267
Furniture and vehicles	9,749	8,891
Construction-in-progress	27,836	65,912
	624,865	596,290
Less accumulated depreciation	(358,016)	(333,297)
Net	$266,849	$262,993

During the third quarter of 2012, the Company announced the closure or potential sale of its Datong, China virgin carbon manufacturing facility and recorded a $3.6 million impairment charge.  This facility was sold in March 2013 (refer to Note 2).

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 totaled $26.8 million, $24.3 million, and $22.6 million, respectively.

Repair and maintenance expenses were $16.4 million, $18.4 million, and $15.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012 are as follows:

	Activated
	Carbon and	Equipment	Consumer
(Dollars in thousands)	Service Segment	Segment	Segment	Total
Balance as of January 1, 2012	$20,167	$6,612	$60	$26,839
Foreign currency translation	143	48	—	191
Balance as of December 31, 2012	20,310	6,660	60	27,030
Restructuring (Note 2)	(419)	—	—	(419)
Foreign currency translation	70	(129)	—	(59)
Balance as of December 31, 2013	$19,961	$6,531	$60	$26,552

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2013 and 2012, respectively:

	December 31, 2013
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	20.0 Years	$676	$—	$(592)	$84
Customer Relationships	15.9 Years	10,450	(209)	(8,777)	1,464
Product Certification	5.4 Years	7,905	(34)	(5,237)	2,634
Unpatented Technology	18.4 Years	3,183	—	(2,457)	726
Licenses	20.0 Years	964	(43)	(227)	694
Total	12.9 Years	$23,178	$(286)	$(17,290)	$5,602

	December 31, 2012
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	20.0 Years	$676	$—	$(548)	$128
Customer Relationships	15.9 Years	10,450	(223)	(8,311)	1,916
Product Certification	5.4 Years	7,369	(3)	(3,917)	3,449
Unpatented Technology	18.4 Years	3,183	—	(2,191)	992
Licenses	20.0 Years	964	119	(180)	903
Total	13.1 Years	$22,642	$(107)	$(15,147)	$7,388

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $2.1 million, $2.0 million, and $1.8 million respectively, of amortization expense related to intangible assets. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:	(Dollars in thousands)
2014	$2,026
2015	1,360
2016	1,132
2017	333
2018	141

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
(Dollars in thousands)	2013	2012
Beginning Balance	$2,072	$1,624
Payments and replacement product	(756)	(801)
Additions to warranty reserve for warranties issued during the period	916	1,249
Change in the warranty reserve for pre-existing warranties	(36)	—
Ending Balance	$2,196	$2,072

7. Borrowing Arrangements

Short-Term Debt

	December 31
(Dollars in thousands)	2013	2012
Borrowings under Japanese Working Capital Loan	$1,900	$18,611
Borrowings under Japanese Term Loan	—	954
Borrowings under China Credit Facility	272	—
Total	$2,172	$19,565

Long-Term Debt

	December 31
(Dollars in thousands)	2013	2012
U.S. Credit Facility Borrowings	$26,250	$44,250
Borrowings under Japanese Term Loan	5,699	—
Belgian Loan Borrowings	165	158
Total	$32,114	$44,408

Credit Agreement

On November 6, 2013, the Company entered into a new U.S. Credit Agreement (Credit Agreement).  The Credit Agreement replaces the Company’s Prior U.S. Credit Facility (Prior Credit Facility).  The Credit Agreement provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which expires on November 6, 2018.  The Company may request that the Revolver be extended for up to two additional one-year periods.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  Total availability under the Revolver at December 31, 2013 was $196.6 million after considering outstanding letters of credit and borrowings.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expires on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the Closing Date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Total availability under the Delayed Draw Term Loan at December 31, 2013 was $75.0 million.

A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate based on the highest of (A) the prime rate announced from time to time by the Agent, (B) the daily federal funds open rate  plus  0.50% and (C) a daily LIBOR rate  plus  1.00%, (ii) a rate based on the published rated offered by leading banks in the London interbank deposit market (or other foreign country for non-Euro or U.S. denominated currencies) divided by  a number equal to 1.00  minus the applicable LIBOR Reserve Percentage comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States, in each case, plus an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate per annum on outstanding borrowings as of December 31, 2013 ranged from 1.17% to 3.25%.

The Company incurred issuance costs of $0.7 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.

Total outstanding borrowings under the Revolver were $26.3 million at December 31, 2013 and are shown as long-term debt within the consolidated balance sheet.  There were no outstanding borrowings under the Delayed Draw Term Loan at December 31, 2013.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.

Certain of the Company’s Domestic Subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company is permitted to pay dividends so long as there remains $50.0 million of availability under the Credit Agreement and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the Lenders will be under no further obligations to make loans or issue Letters of Credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the Agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Prior Credit Facility

The Company’s Prior Credit Facility was terminated on November 6, 2013 and as a result, approximately $0.1 million of the previously deferred issuance costs were written off.  The Prior Credit Facility was due to expire on May 8, 2014 and contained a revolving credit capacity of $125.0 million.

Availability under the Prior Credit Facility was dependent upon various customary conditions.  A quarterly nonrefundable commitment fee was payable by the Company based on the unused availability under the Amended Credit Agreement and was equal to 0.25%.  Total availability under the Prior Credit Facility at December 31, 2012 was $122.8 million after considering outstanding letters of credit and borrowings.

The interest rate on amounts owed under the Prior Credit Facility were, at the Company’s option, either (i) a fluctuating base rate based on the highest of (A) the prime rate announced from time to time by the lenders, (B) the rate announced by the Federal Reserve Bank of New York on that day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day plus 3.00% or (C) a daily LIBOR rate plus 2.75%, or (ii) LIBOR-based borrowings in one, two, three, or six month increments at the applicable LIBOR rate plus 1.25%.  A margin could have been added to the applicable interest rate based on the Company’s leverage ratio.  The interest rate per annum on outstanding borrowings as of December 31, 2012 ranged from 1.25% to 1.50%.

Total outstanding borrowings under the Prior Credit Facility were $44.3 million at December 31, 2012 and are shown as long-term debt within the consolidated balance sheet.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.

The Prior Credit Facility contained customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, guaranties, loans and investments, dividends, mergers and acquisitions, dispositions of assets and transactions with affiliates.  The Company had to comply with certain financial covenants including a minimum interest coverage ratio, maximum leverage ratio, and minimum net worth, as defined within the Prior Credit Facility. The Prior Credit Facility also provided for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by the Company was false or misleading in any material respect, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurred, the lenders were under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically would have become immediately due and payable, and other events of default would allow the lenders to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the Belgian Loan) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Belgian Loan provided total borrowings up to 6.0 million Euros, which could be drawn on in 120 thousand Euro bond installments at 25% of the total amount invested in the expansion until December 31, 2011.  Bond options not called by December 31, 2011 were obsolete and the loan was limited to the amount actually called by that date. The maturity date is seven years from the date of the first draw down which occurred on April 13, 2011 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of December 31, 2013 and December 31, 2012, respectively.  No further bonds can be called on.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2013 and 2012.  Bank guarantees of 1.0 million Euros and 1.2 million Euros were issued as of December 31, 2013 and December 31, 2012, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of December 31, 2013 and 2012, respectively.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (the Japanese Term Loan) and a Working Capital Loan Agreement (the Japanese Working Capital Loan).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.

The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.  CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum at December 31, 2013. This loan matures on May 10, 2017.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.  At December 31, 2013, CCJ had 600 million Japanese Yen or $5.7 million outstanding and recorded as long-term debt within the consolidated balance sheet. At December 31, 2012, CCJ had 82.0 million Japanese Yen or $1.0 million outstanding and recorded as short-term debt within the consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum at December 31, 2013.  This loan matured on March 31, 2013 and was renewed until March 31, 2014.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.  At December 31, 2013, CCJ had 200 million Japanese Yen or $1.9 million outstanding and recorded as short-term debt within the consolidated balance sheet.  At December 31, 2012, CCJ had 1.6 billion Japanese Yen or $18.6 million outstanding and recorded as short-term debt within the consolidated balance sheet.

Chinese Credit Facility

The Company maintains an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (RMB) or $1.6 million that matures on July 19, 2014.  The interest rate per annum on outstanding borrowings as of December 31, 2013 was 5.32%.  Total outstanding borrowings under this facility were 1.7 million RMB or $0.3 million at December 31, 2013 and are shown as short-term debt within the consolidated balance sheet.  There were no borrowings under this facility at December 31, 2012.

Maturities of Debt

The Company intends to make principal payments on debt outstanding at December 31, 2013 of $2.2 million in 2014, $5.7 million in 2017, and $26.4 million in 2018.

Interest Expense

The Company’s interest expense for the years ended December 31, 2013, 2012, and 2011 totaled $0.5 million, $0.1 million, and zero, respectively. These amounts are net of interest costs capitalized of $0.4 million, $0.7 million, and $1.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

8. Fair Value Measurements

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 7 and 16 for details relating to the borrowing arrangements and derivative instruments).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	December 31, 2013
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,874	$1,874	$—	$1,874	$—
Derivative liabilities	(423)	(423)	—	(423)	—
Acquisition earn-out liability	(850)	(850)	—	(850)	—
U.S. credit facility	(26,250)	(26,250)	—	(26,250)	—
China credit facility	(272)	(272)	—	(272)	—
Japanese working capital loan	(1,900)	(1,900)	—	(1,900)	—
Japanese term loan	(5,699)	(5,699)	—	(5,699)	—
Other loans	(165)	(165)	—	(165)	—

	December 31, 2012
	Carrying	Fair Value
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,120	$1,120	$—	$1,120	$—
Derivative liabilities	(646)	(646)	—	(646)	—
Acquisition earn-out liability	(1,300)	(1,300)	—	(1,300)	—
U.S. credit facility	(44,250)	(44,250)	—	(44,250)	—
Japanese working capital loan	(18,611)	(18,611)	—	(18,611)	—
Japanese term loan	(954)	(954)	—	(954)	—
Other loans	(158)	(158)	—	(158)	—

Cash and cash equivalents, accounts receivable, and accounts payable included in the consolidated balance sheets approximate fair value and are excluded from the tables above.  The recorded debt amounts are primarily based of the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate. This liability is recorded in accrued pension and other liabilities within the consolidated balance sheets.

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

9. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles. Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $6.9 million in 2014, $4.5 million in 2015, $3.0 million in 2016, $2.3 million in 2017, $1.3 million  in 2018 and $1.6 million thereafter. Total rental expense on all operating leases was $7.6 million, $7.9 million, and $9.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Dollars in thousands)	2013	2012	2011
Raw and other materials	$40,170	$30,802	$33,953
Transportation	9,794	9,731	8,782
Information systems and services	2,746	4,505	3,846
Total payments	$52,710	$45,038	$46,581

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter
Raw and other materials	$37,800	$31,679	$19,162	$19,580	$20,017	$2,164
Transportation	1,575	1,575	436	—	—	—
Information systems and services	2,397	2,397	—	—	—	—
Total contractual cash obligations	$41,772	$35,651	$19,598	$19,580	$20,017	$2,164

10. Shareholders’ Equity

The Company’s Board of Directors in 2000 authorized the purchase of up to 500,000 shares of the Company’s stock. As of November 19, 2012, 11,300 shares had been purchased under this stock buyback program.  This program was discontinued at that date.

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the Program).  On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares upon inception of the Program. The actual number of shares that the Company repurchased under the Program was determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of applicable calculation period which ended on September 30, 2013.  The actual number of shares repurchased was 340,334 shares less than the number of shares previously delivered, and as a result, the Company sold back that many shares to the counterparty in the form of a private placement of unregistered securities. The Company’s outstanding common shares used to calculate earnings per share were reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  The Company increased its diluted shares outstanding to reflect the 340,334 shares that were sold back in the form of the private placement.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under its Program to $150 million, excluding the November 2012 accelerated share repurchase.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in 2013 at an average price per share of $20.37. These repurchases were funded primarily from operating cash flows and the shares are initially held as treasury stock.

The number of common shares repurchased in 2013 at the average purchase price was as follows:

	2013		2012
Shares repurchased	146,800		3,276,002
Shares sold back	(340,334)		—
Average purchase price	$20.37	(1)	$15.26

(1)Average purchase price does not account for the shares sold back.

The Board of Directors adopted a Stockholder Rights Plan in February 2005 designated to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders. The Plan awards one right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (Acquiring Person). If one of those events occurs, each holder of a right (with the exception of the Acquiring Person or group) will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other of the Company’s securities) having a value equal to two times the exercise price of the right. The rights can be redeemed by the Board of Directors under certain circumstances, in which case the rights will not be exchangeable for shares.

11. Stock Compensation Plans

At December 31, 2013, the Company had one stock-based compensation plan that was adopted in 2008 and is described below. The former Employee and Non-Employee Directors’ Stock Option Plans were terminated and superceded by the 2008 Equity Incentive Plan; however, they both had stock-based awards outstanding as of December 31, 2013 and 2012.

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

Stock-Based Compensation Expense

In accordance with the guidance within ASC 718 “Compensation — Stock Compensation”, compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by the Company using the Black-Scholes model and the assumptions listed below:

	Year Ended December 31
	2013	2012	2011
Dividend yield	.00%	.00%	.00%
Expected volatility	31%	42-44%	46%
Risk-free interest rates	0.78%	0.58-0.90%	2.19%
Expected lives of options	4 years	4 years	4 years

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

The Expected lives of options are primarily determined from historical stock option exercise data.  For the 2011 through 2013 grants of stock options, the Company used the simplified method for determining the expected life.  This method was used since the Company granted stock options to a different population of its employees, and decreased the term from 10 to 7 years.  As a result of these changes, the Company does not believe that the historical stock option exercise data provides a reasonable basis upon which to estimate the expected life for the 2011 through 2013 grants.

Stock Option Activity

The following tables show a summary of the status and activity of stock options for the year ended December 31, 2013:

Employee:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at beginning of year	753,063	$12.78
Granted	343,080	17.17
Exercised	(356,375)	11.23
Forfeited	(19,751)	15.98
Expired	(17,280)	9.08
Outstanding at December 31, 2013	702,737	$15.70	5.63	$3,508
Exercisable at December 31, 2013	258,662	$14.27	4.97	$1,661
Expected to vest at December 31, 2013	702,737	$15.70	5.63	$3,508

The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2013, 2012, and 2011 was $4.51 per share, $5.28 per share, and $5.47 per share or $1.5 million, $1.5 million, and $1.0 million, respectively.  The total grant date fair value of options vested during the years ended December 31, 2013, 2012, and 2011 was $5.32 per share, $5.86 per share, and $6.79 per share, or $1.0 million, $0.7 million, and $0.5 million, respectively.

Non-Employee Directors:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at beginning of year	74,222	$6.45
Granted	—	—
Exercised	(12,300)	5.08
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2013	61,922	$6.73	2.29	$803
Exercisable at December 31, 2013	61,922	$6.73	2.29	$803

During the years ended December 31, 2013, 2012, and 2011 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $2.5 million, $1.9 million, and $2.7 million, respectively.  The total amount of cash received from the exercise of options was $4.1 million, $1.6 million, and $2.1 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Stock Awards

In accordance with guidance within ASC 718, compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

The grant date fair value of time vested restricted stock awards is the market price of the underlying common stock and is expensed over the vesting period of three years.

Performance stock awards, based on Total Shareholder Return (TSR), vest subject to the satisfaction of a market condition, at the end of a three-year performance period.  The number of performance stock awards that are scheduled to vest is a function of TSR.  Under the terms of the TSR performance stock award, the Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank.  The actual award payout is determined by multiplying the target award by the performance factor percentage based upon the Company’s percentile ranking and can vest at between zero and 200 percent of the target award.  The initial grant date fair value of the TSR performance stock is determined using a Monte Carlo simulation model.  The grant date fair value is expensed on a straight-line basis over the three-year performance period.  The following significant assumptions were used:

	Year Ended December 31
	2013	2012	2011
Dividend yield	.00%	.00%	.00%
Expected volatility	37.8%	43.2%	65.4%
Risk-free interest rates	0.34%	0.39%	1.15%
Performance period	3 years	3 years	3 years

The following table shows the historical vesting of the TSR performance stock awards:

Year	TSR Performance	Payout	Shares
Vested	Period	Level	Issued
2011	2008-2010	97%	16,781
2012	2009-2011	52%	8,528
2013	2010-2012	0%	—

In addition, the TSR performance stock award that was granted in 2011 vested and was awarded in February 2014 at approximately 93% of the target award, based on the Company’s satisfaction of performance goals during the preceding three-year period with 8,376 shares of common stock issued.

Performance stock awards, based on Return on Capital (ROC), vest subject to the satisfaction of this performance condition, at the end of a three-year performance period.  Under the terms of the ROC performance stock awards, the Company’s actual ROC for the performance period is compared to the target set, and the actual award payout is interpolated.  The ROC award can vest at between zero and 200 percent of the target award.  The grant date fair value of the ROC performance stock is the market price of the underlying common stock.  The fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  No expense was recognized in 2013, 2012, or 2011 as it was not considered probable that the performance condition would be achieved.

The following table shows a summary of the status and activity of employee and non-employee directors’ nonvested stock awards for the year ended December 31, 2013:

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date	ROC	Grant Date	TSR	Grant Date
	Restricted	Fair Value	Performance	Fair Value	Performance	Fair Value
	Stock Awards	(per share)	Stock Awards (a)	(per share)	Stock Awards(a)	(per share)
Nonvested at January 1, 2013	197,844	$14.92	56,588	$14.35	67,723	$17.70
Granted	126,588	17.11	34,788	17.09	27,251	21.92
Vested	(94,005)	15.28	—	—	—	—
Forfeited	(7,674)	15.54	(32,988)	14.62	(45,460)	19.12
Nonvested at December 31, 2013	222,753	$15.99	58,388	$15.83	49,514	$18.72

(a)         The number of shares shown for the performance stock awards is based on the target number of share awards.

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012, and 2011 was $17.11 per share, $14.56 per share, and $14.88 per share or $2.2 million, $2.0 million, and $1.4 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2013, 2012, and 2011 was $1.4 million, $1.9 million, and $1.6 million, respectively.

The weighted-average grant date fair value of ROC performance stock awards granted during the years ended December 31, 2013, 2012, and 2011 was $17.09 per share, $14.94 per share, and $13.57 per share or $0.6 million, $0.5 million and $0.3 million, respectively. There were no ROC performance stock awards that vested during the years ended December 31, 2013, 2012, and 2011, respectively.  In addition, the Company did not satisfy the performance condition for the ROC performance stock award that was granted in 2011 and vested in 2014.

The weighted-average grant date fair value of TSR performance stock awards granted during the years ended December 31, 2013, 2012, and 2011 was $21.92 per share, $15.31 per share, and $15.58 per share or $0.6 million, $0.5 million, and $0.3 million, respectively. The total fair value of TSR performance stock awards vested during the years ended December 31, 2013 and 2012 was zero and was $0.5 million for the year ended December 31, 2011.

Compensation expense related to all stock-based compensation totaled $3.1 million, $2.4 million, and $2.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, and was recognized as a component of selling, general and administrative expense.  The related income tax benefit was $1.0 million, $0.9 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, there was $3.7 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately 2 years.

12. Pensions

The Company sponsors defined benefit pension plans covering certain union and non-union employees in the U.S. and Europe.  The Company uses a measurement date of December 31 for all of its pension plans.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2013 and the funded status as of December 31 for both years:

(Dollars in thousands)	2013	2012

Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$116,620	$106,127
Service cost	1,165	1,059
Interest cost	4,423	4,796
Actuarial (gain) loss	(14,471)	12,083
Benefits paid	(5,428)	(3,343)
Settlement	—	(4,102)
Projected benefit obligations at December 31	102,309	116,620

Change in Plan Assets
Fair value of plan assets at January 1	88,184	82,970
Actual return on plan assets	14,186	10,577
Employer contributions	2,842	2,082
Benefits paid	(5,428)	(3,343)
Settlement	—	(4,102)
Fair value of plan assets at December 31	99,784	88,184
Funded status at December 31	$(2,525)	$(28,436)

Amounts recognized in the Balance Sheets:
Noncurrent asset	$2,470	$—
Current liability — Accrued benefit cost	(82)	(82)
Noncurrent liability — Accrued benefit cost	(4,913)	(28,354)
Net amount recognized	$(2,525)	$(28,436)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2013	2012
Accumulated prior service cost	$89	$164
Accumulated net actuarial loss	20,752	46,267
Net amount recognized, before tax effect	$20,841	$46,431

The 2012 settlement was as a result of lump sum payments made to plan participants as of the period ended December 31, 2012.

The accumulated benefit obligation at December 31, 2013 and 2012 was $50.2 million and $111.6 million, respectively.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

Weighted average actuarial assumptions at December 31:	2013	2012
Discount rate	4.88%	3.92%
Rate of increase in compensation levels	3.50%	4.00%

The following tables set forth the fair values of the Company’s U.S. pension plans assets as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,010	$174	$1,836	$—
Equity Securities
Large Cap (a)	21,139	21,139	—	—
Small/Mid Cap (b)	13,446	13,446	—	—
Equities Blend (c)	715	715	—	—
International Equity (d)	9,532	9,532	—	—
Emerging Markets (e)	6.402	6,402	—	—
Fixed Income Securities
Corporate Bonds (f)	23,563	16,489	7,074	—
Government Bonds (g)	11,490	10,820	670	—
Mortgage/Asset Backed (h)	6,140	—	6,140
Miscellaneous
Commodities (i)	3,383	3,383
Real Estate (j)	1,964	1,964
Total	$99,784	$84,064	$15,720	$—

(a)         This category consists of growth and value strategies investing primarily in the common stock of large capitalization companies located in the United States.  Growth oriented strategies seek companies within the Russell 1000 Growth Universe with above average earnings, growth, and revenue expectations.  Value oriented strategies seek companies within the Russell 1000 Value Universe that are undervalued relative to their intrinsic value.  These strategies are benchmarked against the Russell 1000 Growth and Value Indices, respectively.

(b)         This category consists of growth and value strategies investing primarily in the common stock of mid and small capitalization companies located in the United States that are either undervalued relative to their intrinsic value or have above average growth and revenue expectations.  These strategies are benchmarked to the Russell 2500 Growth and Value Indices, respectively.

(c)          This category invests in the common stock of primarily U.S. companies across the capitalization spectrum (Large, Mid, and Small Cap) that are undervalued relative to their intrinsic value or represent growth opportunities.  This strategy is benchmarked to the Russell 3000 Index.

(d)         This category consists of international equity securities represented by 21 major MSCI indices from Europe, Australia and Southeast Asia. This strategy is benchmarked to the MSCI EAFE Index.

(e)          This category invests in all types of capitalization companies operating in global emerging markets outside the United States. The strategy targets broad diversification across various economic sectors in 21 emerging economies.  This category is benchmarked to the MSCI Emerging Markets Index.

(f)           This category invests primarily in investment grade corporate securities.  This category is benchmarked to the Barclays Aggregate Bond Index.

(g)          This category includes securities and mutual funds which invest in a diversified portfolio of longer duration bonds.  The funds typically invest primarily in U.S. investment grade securities.  The portfolio has an average duration that normally varies within two years (plus or minus) of the benchmark.  This category is benchmarked to the Barclays Capital Long-Term Government/Credit Index.

(h)         This category invests primarily in mortgage-backed securities which covers the mortgage backed securities component of the Barclays US Aggregate Bond Index.  This category is benchmarked against the Barclays Mortgage-Backed Securities Index.

(i)             This fund invests in assets of commodity linked derivative instruments and fixed income securities.  The fund is benchmarked against the Dow Jones-UBS Commodity Index Total Return.

(j)            This fund normally invests at least 80% of its assets in equity related securities of real estate companies and other real estate securities.  Under normal circumstances, the fund invests in at least three different countries and at least 40% of the total assets are in foreign securities.  This strategy is benchmarked to the Lipper Global Real Estate Funds Average.

	Fair Value Measurements at December 31, 2012
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$1,585	$1,585	$—	$—
Equity Securities
All Cap (a)	9,126	9,126	—	—
Large Cap (b)	20,820	20,820	—	—
Small Cap Mutual Fund (c)	6,252	—	6,252	—
Microcap Mutual Fund (d)	5,852	5,852	—	—
International Mutual Fund (e)	15,884	15,884	—	—
Fixed Income Securities
Long Duration Mutual Fund (f)	24,370	24,370	—	—
Emerging Markets Debt Mutual Fund (g)	4,295	4,295	—	—
Total	$88,184	$81,932	$6,252	$—

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

(f)           This category invests in a diversified portfolio of longer duration bonds.  The fund typically invests primarily in U.S. investment grade securities, but does have the ability to invest up to 10% in high yield (minimum credit rating of B), and up to 30% in non-U.S. denominated securities.  The portfolio has an average duration that normally varies within two years (plus or minus) of the benchmark.  This category is benchmarked to the Barclays Capital Long-Term Government/Credit Index.

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

At December 31, 2013 and 2012, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for U.S. pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Asset
(Dollars in thousands)	2013	2012	2013	2012
Projected benefit obligation	$53,699	$116,620	$53,699	$116,620
Accumulated benefit obligation	$50,188	$111,625	$50,188	$111,625
Fair value of plan assets	$48,704	$88,184	$48,704	$88,184

Information about the expected cash flows for the U.S. pension plans follows:

Pension Benefits
Year	(Thousands)

Employer contributions
2014	$1,526

Benefit Payments
2014	$5,869
2015	6,929
2016	6,960
2017	6,261
2018	6,770
2019 – 2023	36,676

For U.S. plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Service cost	$1,165	$1,059	$1,022
Interest cost	4,423	4,796	4,942
Expected return on assets	(6,660)	(6,166)	(6,669)
Prior service cost	74	74	75
Net amortization	3,519	3,430	1,728
Settlement	—	1,369	—
Net periodic pension cost	$2,521	$4,562	$1,098

Other Changes in Plan Assets and Benefit Obligations Recognized in Other

Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2013	2012
Current year actuarial (gain) loss	$(21,997)	$7,672
Amortization of actuarial loss	(3,519)	(3,430)
Amortization of prior service cost	(74)	(74)
Settlement	—	(1,369)
Total recognized in other comprehensive income (loss)	$(25,590)	$2,799
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(23,069)	$7,361

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 are as follows:

(Dollars in thousands)
Prior service cost	$74
Net actuarial loss	950
Total at December 31	$1,024

For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2013	2012	2011
Weighted average actuarial assumptions at December 31:
Discount rate	3.92%	4.67%	5.26%
Expected annual return on plan assets	7.75%	7.75%	8.00%
Rate of increase in compensation levels	4.00%	4.00%	4.00%

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency.  The expected rate of return on plan assets was determined by evaluating input from the Company’s investment consultant, including their review of asset class return expectations, as well as long-term inflation assumptions.  The Company also considered historical returns on asset classes, investment mix, and investment manager performance.  The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of approximately 52% equity securities, 43% fixed income securities, and 5% with other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

For European plans, the following tables provide a reconciliation of changes in the plan’s benefit obligations and fair value of assets over the two-year period ended December 31, 2013 and the funded status as of December 31 of both years:

(Dollars in thousands)	2013	2012

Change in Projected Benefit Obligations
Projected benefit obligations at January 1	$42,417	$33,469
Service cost	314	148
Interest cost	1,511	1,640
Employee contributions	103	119
Actuarial loss	1,178	5,203
Benefits paid	(1,550)	(1,254)
Settlement	(1,249)	—
Other	(1,689)	1,689
Foreign currency exchange rate changes	1,332	1,403
Projected benefit obligations at December 31	42,367	42,417

Change in Plan Assets
Fair value of plan assets at January 1	28,177	24,414
Actual return on plan assets	1,395	2,053
Employer contributions	1,875	1,831
Employee contributions	103	119
Benefits paid	(1,550)	(1,254)
Settlement	(1,249)	—
Foreign currency exchange rate changes	835	1,014
Fair value of plan assets at December 31	29,586	28,177
Funded Status at December 31	$(12,781)	$(14,240)

Amounts Recognized in the Balance Sheets:
Noncurrent asset	$603	$1,013
Current liability — Accrued benefit cost	(561)	(590)
Noncurrent liability — Accrued benefit cost	(12,823)	(14,663)
Net amount recognized	$(12,781)	$(14,240)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2013	2012
Accumulated net actuarial loss	$7,022	$6,167
Net amount recognized, before tax effect	$7,022	$6,167

The 2013 settlement was as a result of the separation of an employee under the Belgian salaried plan.

The accumulated benefit obligation at the end of both 2013 and 2012 was $40.5 million and $40.5 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2013	2012
Weighted average actuarial assumptions at December 31:
Discount rate	3.92%	3.95%
Rate of increase in compensation levels	3.50%	3.50%

The following tables set forth the fair values of the Company’s European pension plans assets as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$542	$542	$—	$—
Equity Securities
M&G PP Discretionary Fund (a)	4,498	4,498	—	—
Global Equity 60-40 Index (b)	5,667	5,667	—	—
Fixed Income Securities
Delta Lloyd Fixed Income (c)	4,207	—	—	4,207
Corporate Bonds (d)	4,779	4,779	—	—
Government Bonds (e)	6,384	6,384	—	—
Real Estate (f)	2,034	2,034	—	—
Insurance Reserves (g)	1,475	—	—	1,475
Total	$29,586	$23,904	$—	$5,682

	Fair Value Measurements at December 31, 2012
		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$993	$993	$—	$—
Equity Securities
M&G PP Discretionary Fund (a)	2,103	2,103	—	—
Global Equity 60-40 Index (b)	4,604	4,604	—	—
Fixed Income Securities
Delta Lloyd Fixed Income (c)	4,058	—	—	4,058
Corporate Bonds (d)	10,067	10,067	—	—
Government Bonds (e)	3,061	3,061	—	—
Real Estate (f)	1,825	1,825	—	—
Insurance Reserves (g)	1,466	—	—	1,466
Total	$28,177	$22,653	$—	$5,524

(a)         This fund invests in a mix of UK and overseas equity shares, bonds, property and cash. The fund is actively managed against its benchmark of the CAPS Balanced Pooled Fund Median. A prudent approach of diversification by both location and investment type is employed by the fund and both active stock selection and asset allocation are used to add value.

(b)         This index fund invests 60% in the UK Equity Index Fund and 40% in overseas index funds. The overseas portion has a target allocation of 14% in North American funds, 14% in European funds (not including the UK), 7% in Japanese funds, and 5% in Pacific Basin funds (not including Japan).

(c)          This category invests in 6 year Fixed Income investments with Delta Lloyd.

(d)         This category invests in the M&G PP Discretionary Fund, the AAA Fixed interest - Over 15 Year Fund, and the M&G PP Long Dates Corporate Bond Fund. These funds, respectively, invest primarily in investment grade corporate bonds, as well as other debt instruments, including higher yielding corporate bonds, government debt, convertible and preferred stocks, money market instruments and equities; and in long-dated sterling denominated AAA-rated corporate bonds, as well as smaller holdings in gilts - both providing a fixed rate of interest.

(e)          This category invests mainly in long term gilts through the M&G PP Super Long Index Linked Fund and the M&G PP Discretionary Fund.

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

(g)          This category invests in individual insurance policies in the name of the individual plan members.

The Company’s Level 3 investments in the Delta Lloyd fixed income fund and insurance reserves were valued using significant unobservable inputs. Inputs to these valuations include characteristics and quantitative data relating to the assets and reserves, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data. The following table sets forth changes in fair value measurements using significant unobservable inputs during 2013 and 2012:

(Dollars in thousands)	Delta Lloyd Fixed Income	Insurance Reserves

Balance at January 1, 2012	$4,514	$1,246
Purchases	—	194
Sales/Maturities	(502)	(4)
Foreign currency translation	46	30
Balance at December 31, 2012	4,058	1,466
Purchases	814	160
Sales/Maturities	(837)	(211)
Foreign currency translation	172	60
Balance at December 31, 2013	$4,207	$1,475

At December 31, 2013 and 2012, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Asset
(Dollars in thousands)	2013	2012	2013	2012
Projected benefit obligation	$31,485	$33,022	$31,485	$33,022
Accumulated benefit obligation	$29,568	$31,123	$29,568	$31,123
Fair value of plan assets	$18,101	$17,769	$18,101	$17,769

Information about the expected cash flows for the European pension plans follows:

Pension Benefits
Year	(Thousands)

Employer contributions
2014	$2,126

Benefit Payments
2014	$3,297
2015	1,602
2016	1,231
2017	1,527
2018	1,443
2019 – 2023	8,393

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

For European plans, the following table provides the components of net periodic pension costs of the plans for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Service cost	$314	$148	$155
Interest cost	1,511	1,640	1,947
Expected return on assets	(1,263)	(1,232)	(1,442)
Net amortization	203	15	68
Settlement	279	—	—
Special termination benefits	—	—	200
Net periodic pension cost	$1,044	$571	$928

Other Changes in Plan Assets and Benefit Obligations Recognized in Other

Comprehensive Income

	Year Ended December 31
(Dollars in thousands)	2013	2012
Current year actuarial loss	$1,046	$4,382
Amortization of actuarial loss	(203)	(15)
Settlement	(279)	—
Foreign currency exchange	292	296
Total recognized in other comprehensive income	$856	$4,663
Total recognized in net periodic pension cost and other comprehensive income	$1,900	$5,234

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 are as follows:

(Dollars in thousands)
Total net actuarial loss at December 31	$245

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2013	2012	2011
Weighted average actuarial assumptions at December 31:
Discount rate	3.99%	5.00%	5.35%
Expected annual return on plan assets	4.91%	4.92%	6.03%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

The expected rate of return on plan assets was determined by evaluating input from the Company’s investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its portfolio mix of approximately 34% equity securities, 52% fixed income securities, and 14% other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

The non-current portion of $17.7 million and $43.0 million at December 31, 2013 and 2012, respectively, for the U.S. and European pension liabilities is included in accrued pension and other liabilities.

The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  Under this defined contribution plan, the Company makes a fixed contribution of 3% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 50% of the employee contribution up to a maximum of 3% of employee compensation.  Employer matching and fixed contributions for non-represented employees vest immediately. Employer discretionary contributions vest after two years of service.  For each bargaining unit employee at the Catlettsburg, Kentucky facility who is a participant of the defined benefit pension plan and contributes to the defined contribution plan, the Company matches a maximum of $25.00 employee pre-tax contributions per month to the plan.  As of June 8, 2010, and continuing under the June 8, 2013 collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to a defined contribution plan.  The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the defined contribution plan of $1.40 per actual hour worked as well as for other related hours paid but not worked.  The Company will then make additional lump sum contributions to employees of $5,000 per year that have converted on the next three anniversary dates of the voluntary conversion to the defined contribution plan.  As a result, employees that have converted will be excluded from the aforementioned $25.00 match.  For bargaining unit employees hired after June 8, 2010, the Company contributes $1.40 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees.  Effective May 1, 2007, for bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees.  Effective August 1, 2011, for bargaining unit employees at the Neville Island, Pennsylvania facility, the Company began making contributions of $1.65 per actual hour worked to the defined contribution plan for eligible employees when their defined benefit pension plan was frozen.  Employer matching contributions for bargaining unit employees vest immediately. Total expenses related to the defined contribution plans were $2.5 million, $1.9 million, and $1.8 million for each of the years ended December 31, 2013, 2012, and 2011, respectively.

Other

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company has accrued a liability for the past shortfall to its former employees.  The Company cannot predict if future benefit payments to be made by the multi-employer plan will be reduced.  As of December 31, 2013 and 2012, respectively, the Company has a $0.6 million and $1.7 million liability recorded to account for the reduction of benefits.

13. Provision for Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Current
Federal	$6,180	$9,039	$3,338
State and local	1,739	526	462
Foreign	8,632	4,056	12
	16,551	13,621	3,812
Deferred
Federal	5,950	(47)	13,018	(1)
State and local	(248)	178	597
Foreign	(767)	312	(261)
	4,935	443	13,354
Provision for income taxes	$21,486	$14,064	$17,166

(1)$5.5 million relates to the reversal of indirect benefits on uncertain tax benefits which lapsed due to the statute of limitations.

Income before income tax provision includes income generated by operations outside the United States of $29.3 million, $10.4 million, and $11.8 million for 2013, 2012, and 2011, respectively.  No provision has been made for U.S. Federal, state, or additional foreign taxes related to approximately $77.4 million of undistributed earnings of foreign subsidiaries which have been indefinitely reinvested.  It is not practical to determine the deferred tax liability on these earnings.

The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate are as follows:

	Year Ended December 31
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.8	2.0	2.1
Tax rate differential on foreign income	(1.5)	(2.0)	(1.0)
Nonrecurring adjustments related to sale of foreign subsidiary	(2.2)	2.8	—
Permanent tax differences	(1.4)	(1.9)	(1.0)
Valuation allowance	1.5	1.5	—
Tax statute expiration	(0.6)	(0.8)	(5.8)
Change in uncertain tax positions	0.3	0.6	0.6
Other — net	0.1	0.5	0.5
Effective income tax rate	32.0%	37.7%	30.4%

The Company has the following gross operating loss carryforwards and tax credit carryforwards as of December 31, 2013:

	Amount
Type	(Thousands)	Expiration Date
Foreign tax credits	$1,063	2017
Capital loss carryforwards	770	2018
State tax credits(2)	2,476	2018-2027
Operating loss carryforwards — federal	746	2029
Operating loss carryforwards — state(1)	20,023	2014 – 2033
Operating loss carryforwards — foreign	3,465	2017, 2018 – None(3)

(1)Of the total state operating loss-carryforwards, approximately 88% expire in 2020 or later.

(2)Of the total state tax credit carryforwards, approximately 99% expire in 2023 or later.

(3) Of the total foreign tax credit carryforwards, approximately 6% have no expiration.

The components of deferred taxes consist of the following:

	December 31
(Dollars in thousands)	2013	2012
Deferred tax assets(1)
Net operating loss and credit carryforwards(2)	$5,548	$5,263
Accruals	11,198	10,957
Inventories	12,271	8,636
Pensions	4,725	15,892
Valuation allowance	(988)	(1,146)
Total deferred tax assets	32,754	39,602
Deferred tax liabilities
Property, plant and equipment	$31,951	$24,129
Goodwill and other intangible assets	5,879	6,308
U.S. liability on Belgian and German net deferred tax assets	1,248	669
Total deferred tax liabilities	39,078	31,106
Net deferred tax asset (liability)	$(6,324)	$8,496

(1)Uncertain tax liabilities of approximately $0.3 million and $0.2 million partially offset the net operating losses and credit carryforwards in 2013 and 2012, respectively.

(2)Net indirect benefits on uncertain tax liabilities of approximately $1.0 million are included in the U.S. net operating loss and credit carryforwards in each 2013 and 2012.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized.  The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.  The Company’s valuation allowance as of December 31, 2013 is $1.0 million and is as a result of domestic capital loss carryforwards and state tax credits.  The Company’s valuation allowance as of December 31, 2012 of $1.1 million pertained to an uncertainty related to the realization of foreign net operating loss carryforwards.

The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year.  The following is a reconciliation of the unrecognized income tax benefits:

(Dollars in thousands)	2013	2012	2011
Balance at January 1	$4,141	$4,078	$11,215
Gross increases for tax positions of prior years	—	53	252
Gross decreases for tax positions of prior years	(438)	—	(84)
Gross increases for tax positions of current year	122	647	562
Lapse of statute of limitations	(390)	(637)	(7,867)
Balance at December 31	$3,435	$4,141	$4,078

As of December 31, 2013, approximately $2.4 million of the $3.4 million, and as of December 31, 2012, approximately $3.0 million of the $4.1 million, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In 2013, the Company reversed an immaterial amount due to the expiration of the statute of limitations.  In 2012, the Company reversed approximately $0.1 million of interest and penalties due to the expiration of the statute of limitations.  As of December 31, 2013 and 2012, the amount accrued for the payment of interest and penalties is approximately $0.9 million and $0.9 million, respectively.

Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $4.1 million and $4.8 million for the year ended December 31, 2013 and 2012, respectively.

At this time, the Company believes that it is reasonably possible that approximately $0.4 million of the estimated unrecognized tax benefits as of December 31, 2013 will be recognized within the next twelve months based on the expiration of statutory review periods all of which will impact the effective tax rate.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  The Company has evaluated these regulations and determined they will not have a material impact on its consolidated results of operations, cash flows or financial position.

As of December 31, 2013, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2003, 2005, 2008, 2010 – 2013
Kentucky	2009 – 2013
Pennsylvania	2010 – 2013
Belgium	2011 – 2013
Canada	2009 – 2013
Germany	2010 – 2013
United Kingdom	2010 – 2013
Japan	2008 – 2013

14. Accumulated Other Comprehensive Income (Loss)

	Foreign			Total Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
(Dollars in thousands)	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance, January 1, 2013, net of tax	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income before reclassifications	727	12,913	689	14,329
Amounts reclassified from other comprehensive income (loss)	(1,032)	2,355	(265)	1,058
Net current period other comprehensive income (loss)	(305)	15,268	424	15,387
Balance, December 31, 2013, net of tax	$16,793	$(18,450)	$517	$(1,140)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)	Affected Line Item in the Statement where Net Income is Presented
Derivatives:
Foreign Exchange Contracts	$1,018	Cost of products sold (excluding depreciation)
Natural Gas Contracts	(555)	Cost of products sold (excluding depreciation)
	463	Total before tax
	(198)	Tax (expense) or benefit
	$265	Net of tax
Pension Benefit Adjustments:
Prior-service costs	$(74)	(2)
Actuarial losses	(3,722)	(2)
	(3,796)	Total before tax
	1,441	Tax (expense) or benefit
	$(2,355)	Net of tax
Foreign Currency Translation Adjustments:
Sale of foreign subsidiary (Note 2)	$1,032	Restructuring (3)
	1,032	Total before tax
	—	Tax (expense) or benefit
	$1,032	Net of tax
Total reclassifications for the period ended December 31, 2013	$(1,058)	Net of tax

(1)         Amounts in parentheses indicate debits to income/loss.

(2)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

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

The income tax benefits associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss was $9.7 million, $20.0 million, and $17.4 million at December 31, 2013, 2012, and 2011, respectively.  The income tax (expense) benefit associated with the Company’s derivatives included in accumulated other comprehensive loss was $(0.3) million, $(29) thousand, and $0.6 million at December 31, 2013, 2012, and 2011, respectively.

The income tax (expense) benefit associated with foreign currency translation included in other comprehensive loss was $0.3 million, $29 thousand, and $0.1 million at December 31, 2013, 2012, and 2011, respectively.  The income tax (expense) benefits associated with the Company’s pension benefits included in other comprehensive loss was $(9.8) million, $2.5 million, and $5.7 million at December 31, 2013, 2012, and 2011, respectively. The income tax (expense) benefits associated with the Company’s derivatives included in other comprehensive loss was $(0.4) million, $(0.6) million, and $(0.4) million at December 31, 2013, 2012, and 2011, respectively.

15. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2013, 2012, and 2011 was $0.8 million, $0.6 million, and $0.8 million, respectively.  Income taxes paid, net of refunds, for the years ended December 31, 2013, 2012, and 2011 were $16.4 million, $12.2 million, and $11.1 million, respectively.

The Company has reflected $1.0 million and $0.7 million of its capital expenditures as non-cash decreases in accounts payable and accrued liabilities for the years ended December 31, 2013 and 2012, respectively.

16. Derivative Instruments

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$850	$545
Natural Gas	Other current assets	189	—
Foreign exchange contracts	Other assets	94	142
Natural Gas	Other assets	13	—
Total derivatives designated as hedging instruments under ASC 815		1,146	687
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	728	433
Total asset derivatives		$1,874	$1,120

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives

		December 31,
(Dollars in thousands)	Balance Sheet Locations	2013	2012
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$391	$191
Natural gas contracts	Accounts payable and accrued liabilities	—	360
Foreign exchange contracts	Accrued pension and other liabilities	27	61
Total derivatives designated as hedging instruments under ASC 815		418	612
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	5	34
Total liability derivatives		$423	$646

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	December 31
(Dollars in thousands)	2013	2012
Accumulated OCI derivative gain or (loss) at January 1	$74	$(1,359)
Effective portion of changes in fair value	1,461	338
Reclassifications from accumulated OCI derivative to earnings	(463)	1,065
Foreign currency translation	(198)	30
Accumulated OCI derivative gain at December 31	$874	$74

Derivatives in ASC 815 Cash Flow Hedging Relationships:

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	December 31,
(Dollars in thousands)	2013	2012	2011
Foreign Exchange Contracts	$1,326	$612	$(22)
Natural Gas Contracts	135	(274)	(1,247)
Total	$1,461	$338	$(1,269)

Derivatives in ASC 815 Cash Flow Hedging Relationships:

		Amount of Gain or (Loss)
		Reclassified from Accumulated
	Location of Gain or	OCI in Income (Effective Portion)
	(Loss) Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2013	2012	2011
Foreign Exchange Contracts	Cost of products sold (excluding depreciation)	$1,018	$530	$(290)
Currency Swap	Interest expense	—	—	—
Natural Gas Contracts	Cost of products sold (excluding depreciation)	(555)	(1,595)	(2,071)
Total		$463	$(1,065)	$(2,361)

Derivatives in ASC 815 Cash Flow Hedging Relationships:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
	Location of	Effectiveness Testing)
	Gain or (Loss) Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2013	2012	2011
Foreign Exchange Contracts	Other expense — net	$198	$(30)	$(75)
Total		$198	$(30)	$(75)

Assuming market rates remain constant with the rates at December 31, 2013, a gain of $0.5 million is expected to be recognized in earnings over the next 12 months.

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31,
(in thousands except for mmbtu)	2013	2012	2011
Natural gas contracts (mmbtu)	525,000	235,000	700,000
Foreign exchange contracts	$44,110	$42,399	$35,304

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments Under ASC 815:

		Amount of Gain or (Loss)
		Recognized in Income on
	Location of	Derivatives
	Gain or (Loss) Recognized in	December 31,
(Dollars in thousands)	Income on Derivatives	2013	2012	2011
Foreign Exchange Contracts (1)	Other expense - net	$1,256	$963	$(189)
Total		$1,256	$963	$(189)

(1)As of December 31, 2013, 2012, and 2011, these foreign exchange contracts were entered into and settled during the respective periods.

The use of derivatives exposes the Company to the risk that a counter party may default on a derivative contract.  The aggregate fair value of the Company’s derivative instruments in asset positions as of December 31, 2013 was $1.9 million, representing the maximum loss that the Company would recognize at that date if all counterparties failed to perform as contracted.  The Company has entered into master agreements with counterparties for its foreign exchange contracts that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.  The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

	December 31, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,874	$423	$1,120	$646
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting
Derivatives — foreign currency contracts	(423)	(423)	(286)	(286)
Net amount	$1,451	$—	$834	$360

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

17. Contingencies

For Your Ease Only (FYEO).  In 2002, the Company was sued by FYEO.  The case arises out of the Company’s patent covering anti-tarnish jewelry boxes, U.S. Patent No. 6,412,628 (the ‘628 Patent).  FYEO and the Company were competitors in the sale of jewelry boxes through a common retailer.  In 2002, the Company asserted to the retailer that FYEO’s jewelry box infringed the ‘628 Patent.  FYEO filed suit in the U.S. District Court for the Northern District of Illinois for a declaration that the patent was invalid and not infringed, and claiming that the Company had tortuously interfered with its relationship with the retailer.  The Company defended the suit until December 2003, when the case was stayed pending a re-examination of the ‘628 Patent in the Patent and Trademark Office.  That patent was re-examined and certain claims of that patent were rejected by order dated February 25, 2008.  The Company appealed, but the re-examination was affirmed by the Court of Appeals for the Federal Circuit.  The Patent Trademark Office issued a re-examination certificate on August 25, 2009.  The stay on litigation was lifted.  In addition, in 2007, while litigation between FYEO and the Company was stayed, FYEO obtained a default judgment against Mark Schneider and Product Concepts Company (which had a prior contractual relationship with the Company in connection with the jewelry box business).  FYEO attempted to collect their default judgment against the Company. Thereafter, FYEO’s claim on the collection of the default judgment went to trial in 2009 and was rejected, in a determination that the Company had no continuing obligation to Schneider or Product Concepts. FYEO appealed that ruling, to the Seventh Circuit Court of Appeals. The Company and FYEO entered into a binding term sheet to settle these cases on December 31, 2010 for $4.3 million.  The Company recognized litigation expense of $3.3 million for the year ended December 31, 2010. These litigation contingencies are recorded in the Consumer segment. Under the terms of the settlement, the Company paid FYEO in January 2011.  The Company has liquidated its existing inventory and exited the anti-tarnish jewelry organizer business as of December 31, 2011 in accordance with the agreement.

Waterlink.  In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At December 31, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.4 million and $0.4 million, respectively.  At December 31, 2012 the balance recorded as a component of accrued pension and other liabilities was $1.4 million.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $0.6 million, $0.6 million, and $0.7 million of environmental remediation costs for the years ended December 31, 2013, 2012, and 2011, respectively. A $1.3 million reduction of the liability was recorded in the Activated Carbon and Service segment for the year ended December 31, 2011 related to a change in the estimate of the obligation that occurred during the year.  The change in estimate was as a result of a more definitive environmental assessment and review of the current technology available to the Company to remediate the property.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

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

The Company is a domestic producer, exporter from China (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.), and a U.S. importer of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2013, the Company is currently required to post a duty of $0.073 per pound when importing activated carbon from Calgon Carbon (Tianjin) into the United States.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to a determination in February 2013 finding that the anti-dumping duty order should remain in effect, and can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (“Customs”) will collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping.  If the actual amount of tariffs owed increases, Customs will require the U.S. importer to pay the difference, plus interest.  Conversely, if the tariff rate decreases, any difference will be refunded by Customs to the U.S. importer with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

There have been six periods of review since the tariffs began. Periods of Review I and II related to the periods that ended on March 31, 2008 and 2009, respectively, and are final and not subject to further review or appeal.

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

On January 9, 2014, the Commerce Department filed its remand redetermination with the U.S. Court of International Trade.  In its redetermination, the Commerce Department continued to calculate a zero duty for imports of steam activated carbon entered into the United States by the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the United States that were not subjected to an individual investigation.  Those separate rate exporters had previously been assigned a margin of approximately $0.127 per pound.  The Company plans to contest this aspect of the Commerce Department’s redetermination and will be submitting comments to the Court of International Trade in that regard.  A decision from the Court addressing the Commerce Department’s redetermination is expected in the third or fourth quarter of 2014.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the U.S. Court of International Trade by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company expects a decision from the Court on these appeals during the first quarter of 2014.  Irrespective of whether the Court directs further analysis by the Commerce Department or affirms the agency’s determination, the Company expects that this litigation will not directly impact its operations.

Period of Review V: On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (“POR V”).  On November 26, 2013, the Commerce Department published the final results of its review of POR V.  The Commerce Department calculated final antidumping duty margins for the two mandatory respondents, Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co., of $0.01/lb. and $0.18/lb., respectively.  Based on these antidumping margins, the Commerce Department calculated a margin of $0.07/lb. for cooperative exporters that were not individually reviewed but were found eligible to receive a separate rate.  Albemarle Corporation, which was determined by the Commerce Department to be a domestic wholesaler of activated carbon, requested a review of Calgon Carbon (Tianjin).  As a result, Calgon Carbon (Tianjin) was assigned the separate rate respondent margin of $0.07/lb.

On December 26, 2013, Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd. filed a summons with the U.S. Court of International Trade commencing a challenge of the Commerce Department’s final results for POR V.  On January 30, 2014 Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd elected not to pursue their appeal challenging the final results of the fifth administrative review.  Because there is no further litigation challenging the final results of the fifth administrative review, U.S. Customs will proceed to liquidate the affected entries, assessing antidumping duties at the rates calculated in the final results.

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

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. (and its affiliates) as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI began in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are anticipated to be announced in late April or early May of 2014.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2013, June 2012, and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter of each calendar year.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

CDSOA distributions related to POR I imports were on hold while the POR I final results for certain exporters were under appeal.  All POR I appeals were subsequently resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  The Company received $1.8 million in December 2012 related to the CDSOA distributions of which $1.5 million was reflected within the Company’s statement of comprehensive income for the year ended December 31, 2012.

In December 2013, the Company received $0.1 million in connection with the CDSOA distributions for fiscal year 2013.  This amount was equal to 59.57 percent of the duties distributed by CBP under the anti-dumping order on certain thermally activated carbon from China.  The Company does not anticipate any further material CDSOA distributions in future years.

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).The alleged violations mainly concerned the Company’s hazardous waste spent activated carbon regeneration facility. The Company accrued $2.0 million as its estimate of potential loss related to this matter as of December 31, 2010 and later reduced that accrual by $0.2 million in each of the years ended December 31, 2012 and 2013, respectively.

In the fall of 2013, the Company, the EPA, and the United States Department of Justice (DOJ) signed and delivered a consent decree. On October 28, 2013, the consent decree was lodged with the Federal District Court in Kentucky.  On December 27 the DOJ filed a motion with the Court to enter the consent decree.  The Court ordered the consent decree effective on January 29, 2014.

As part of the consent decree, the Company paid a civil penalty of $1.6 million on February 24, 2014, but makes no admissions of any violations.  The Company will be required under the consent decree  to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that has not previously been tested  in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  The Company has also recognized net costs of approximately $0.4 million for the year ended December 31, 2013 related primarily to the required ongoing testing and sampling.

Frontier Chemical Processing Royal Avenue Site

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (NYSDEC) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (PRP) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (the Site).  The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The Company has joined a PRP group (the PRP Group) and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP Group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009 and revised in September 2010.  By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order.  The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (NFWB) in November 2010.  The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The cleanup has begun and is essentially complete.  The PRP Group has spent approximately $7.3 million for the remediation thus far.  The PRP Group estimates that approximately $1.8 million of additional costs remain, but has almost $1.2 million of funds available to apply against the final costs. The Company does not anticipate that it will suffer any material loss with respect to this matter.

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  In January 2013, management filed a claim with its insurance carrier to recover damages for both property and business interruption related to this event.  In March 2013, the Company settled its insurance claim and received $0.4 million from its insurance carrier and recorded it as a deduction to cost of products sold (excluding depreciation) for the year ended December 31, 2013.

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

18. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2013	2012	2011
Net income available to common shareholders	$45,713	$23,272	$39,224
Weighted Average Shares Outstanding
Basic	53,897,834	56,304,636	56,243,015
Effect of Dilutive Securities	773,195	530,924	750,933
Diluted	54,671,029	56,835,560	56,993,948

Basic net income per common share	$0.85	$0.41	$0.70
Diluted net income per common share	$0.84	$0.41	$0.69

For the years ended December 31, 2013, 2012 and 2011, there were zero, 341,277, and 131,890 options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

19. Segment Information

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

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Net sales
Activated Carbon and Service	$482,278	$485,755	$486,468
Equipment	54,935	66,050	46,274
Consumer	10,726	10,450	8,730
Consolidated net sales	$547,939	$562,255	$541,472

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Income (loss) from operations before amortization and restructuring charges
Activated Carbon and Service	$71,530	$49,328	$65,030
Equipment	(2,620)	702	(3,504)
Consumer	1,990	2,010	(2,537)
	$70,900	$52,040	$58,989
Reconciling items:
Amortization	(2,140)	(1,968)	(1,757)
Restructuring charges (Note 2)	129	(10,211)	—
Interest income	136	35	467
Interest expense	(462)	(80)	—
Other expense — net	(1,364)	(2,480)	(1,309)
Consolidated income before income taxes	$67,199	$37,336	$56,390

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Depreciation
Activated Carbon and Service	$24,882	$22,578	$20,959
Equipment	1,486	1,352	1,332
Consumer	430	422	289
	$26,798	$24,352	$22,580
Amortization	2,140	1,968	1,757
Consolidated depreciation and amortization	$28,938	$26,320	$24,337

	December 31
(Dollars in thousands)	2013	2012	2011
Total assets
Activated Carbon and Service	$527,430	$510,550	$493,793
Equipment	55,558	60,191	53,216
Consumer	7,090	7,028	5,981
Consolidated total assets	$590,078	$577,769	$552,990

	Year Ended December 31
(Dollars in thousands)	2012		2011		2010
Expenditures for Long-Lived Assets
Activated Carbon and Service	$25,885		$56,291		$68,533
Equipment	3,325		550		752
Consumer	347		385		1,103
Consolidated property, plant and equipment expenditures	$29,557	(1)	$57,226	(2)	$70,388	(3)

(1)         Includes $0.5 million which is included in accounts payable and accrued liabilities at December 31, 2013.

(2)         Includes $1.5 million which is included in accounts payable and accrued liabilities at December 31, 2012.

(3)         Includes $2.2 million which is included in accounts payable and accrued liabilities at December 31, 2011.

Net Sales by Product

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Carbon products	$460,681	$465,885	$466,046
Capital equipment	49,036	61,588	40,650
Equipment leasing	15,127	13,886	14,815
Carbon cloth products	10,721	10,422	7,868
Spare parts	5,899	4,462	5,624
Home consumer products	5	28	862
Other services	6,470	5,984	5,607
Consolidated net sales	$547,939	$562,255	$541,472

Geographic Information

	Year Ended December 31
(Dollars in thousands)	2013	2012	2011
Net sales
United States	$272,644	$261,167	$254,953
Japan	60,804	71,141	73,335
United Kingdom	40,215	37,991	32,948
France	27,969	21,456	20,302
Germany	18,784	20,120	20,513
Canada	16,945	17,861	19,986
China	15,832	15,179	10,369
Belgium	10,690	10,112	11,419
Singapore	9,364	10,380	6,661
South Korea	7,364	20,178	12,546
Switzerland	5,334	4,683	3,324
Netherlands	5,283	6,009	6,861
Spain	3,806	4,049	3,665
Australia	3,775	3,214	6,424
Denmark	3,639	4,142	4,178
Other	45,491	54,573	53,988
Consolidated net sales	$547,939	$562,255	$541,472

Net sales are attributable to countries based on location of customer.

	December 31
(Dollars in thousands)	2013	2012	2011
Long-lived assets
United States	$169,786	$161,806	$133,176
Belgium	64,567	66,077	64,051
China	16,990	17,864	19,319
United Kingdom	8,832	8,654	8,043
Japan	6,334	7,908	9,152
Canada	159	474	653
Singapore	77	106	135
Denmark	64	53	—
Brazil	28	36	—
Germany	12	15	20
Consolidated long-lived assets	$266,849	$262,993	$234,549

20. Government Grants

The Company entered into an agreement with the Administrative Committee of Suzhou Wuzhong Economic Development Zone, located in Suzhou, China, by which the Company agreed to establish a wholly foreign-owned company, Calgon Carbon (Suzhou) Company Limited, in Hedong Hi-Tech Industrial Park in Suzhou Wuzhong Economic Development Zone with the business of carbon reactivation.  The Company has been awarded a one-time incentive of CNY13.96 million or $2.2 million, a Science and Technology Aid Fund (aid fund), to support the project.  For the year ended December 31, 2011, the Company received the aforementioned grant and recognized it as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheet.

On June 20, 2011, the Company was awarded a $1.0 million grant from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project is to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant is being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which will enable the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  The Company has received $0.4 million and $0.3 million of the grant for each of the year to date periods ended December 31, 2013 and 2012, respectively.  The Company recognized $0.2 million of the grant received for each of the year to date periods ended December 31, 2013 and 2012, respectively, as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheets.  The Company recognized the remaining

$0.2 million and $0.1 million for each of the year to date periods ended December 31, 2013 and 2012, respectively, as a reduction to research and development expenses on its consolidated statements of comprehensive income (loss).

On December 7, 2007, the Company was also awarded two separate grants with the Walloon region (the Region) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 1.2 million Euros or $1.5 million for the year ended December 31, 2013 and 0.5 million Euros or $0.7 million for the year ended December 31, 2012.  The Company has recognized the grants as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheets in the respective periods received.

QUARTERLY FINANCIAL DATA — UNAUDITED

	2013				2012
(Thousands except per share data)	1stQuarter	2nd Quarter	3rd Quarter	4th Quarter	1stQuarter	2nd Quarter	3rd Quarter(1)	4th Quarter(2)
Net sales	$135,040	$140,432	$139,375	$133,092	$136,608	$148,403	$135,467	$141,777
Net sales less cost of products sold (excluding depreciation)	$42,625	$46,375	$46,374	$45,603	$42,782	$45,947	$36,923	$44,221
Net income (loss)	$9,814	$12,970	$11,885	$11,044	$7,738	$10,884	$(4,453)	$9,103

Common Stock Data:
Basic:
Net income (loss) per common share	$0.18	$0.24	$0.22	$0.20	$0.14	$0.19	$(0.08)	$0.16

Diluted:
Net income (loss) per common share	$0.18	$0.24	$0.22	$0.20	$0.14	$0.19	$(0.08)	$0.16

Average common shares outstanding
Basic	53,620	53,799	53,900	54,265	56,512	56,639	56,682	55,390
Diluted	54,200	54,547	54,764	55,160	57,124	57,190	57,197	55,837

(1)  Includes an $8.0 million, pre-tax, restructuring charge and a $1.7 million multi-employer plan charge (Refer to Notes 2 and 12 ).  Also includes a $1.7 million charge related to an agreement with the Company’s former Chief Executive Officer.

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

Changes in Internal Control

In the fourth quarter of 2013, there have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors (Proposal 1),” “Executive Officers,” and “Corporate Governance” included in the Corporate Governance section of the Company’s Proxy Statement for the 2014 Annual Meeting of its Shareholders.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2014 Annual Meeting of its Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table sets forth information as of December 31, 2013 concerning common stock issuable under the Company’s equity compensation plans.

Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation plans
	upon exercise of outstanding options,	price of outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	764,659	$14.97	383,001
Equity compensation plans not approved by security holders	—	—	49,490	(1)
Total	764,659	$14.97	432,491

(1) On December 31, 2013 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005.  The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees.  Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account.  Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company.  On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable.  Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable.  The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2014 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors (Proposal 1)” and “Corporate Governance” in the Company’s Proxy Statement for the 2014 Annual Meeting of its Shareholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Certain Fees” in the Company’s Proxy Statement for the 2014 Annual Meeting of its Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedule

A.    Financial Statements and Reports of Independent Registered Public Accounting Firm

(see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B. Financial Statements Schedule for the years ended December 31, 2013, 2012, and 2011

II — Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012, and 2011

C.  The Exhibit Listed in the Accompanying Exhibit Index are Filed, Furnished or Incorporated by Reference as Part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 28, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 28, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calgon Carbon Corporation
By	/s/ RANDALL S. DEARTH
Randall S. Dearth
President and Chief Executive Officer
February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ RANDALL S. DEARTH	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Randall S. Dearth

/S/ STEVAN R. SCHOTT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
Stevan R. Schott

/S/ SETH E. SCHOFIELD	Chairman	February 28, 2014
Seth E. Schofield

/S/ J. RICH ALEXANDER	Director	February 28, 2014
J. Rich Alexander

/S/ WILLIAM J. LYONS	Director	February 28, 2014
William J. Lyons

/S/ LOUIS S. MASSIMO	Director	February 28, 2014
Louis S. Massimo

/S/ WILLIAM R. NEWLIN	Director	February 28, 2014
William R. Newlin

/S/ JOHN J. PARO	Director	February 28, 2014
John J. Paro

/S/ JULIE S. ROBERTS	Director	February 28, 2014
Julie S. Roberts

/S/ TIMOTHY G. RUPERT	Director	February 28, 2014
Timothy G. Rupert

/S/ DONALD C. TEMPLIN	Director	February 28, 2014
Donald C. Templin

The following should be read in conjunction with the previously referenced financial statements:

Schedule II

Valuation and Qualifying Accounts

(Thousands)

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2013
Allowance for doubtful accounts	$1,362	$488	$(522)	$1,328

Year ended December 31, 2012
Allowance for doubtful accounts	1,200	464	(302)	1,362

Year ended December 31, 2011
Allowance for doubtful accounts	1,743	215	(758)	1,200

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2013
Income tax valuation allowance	$1,146	$988	$(1,146)	$988

Year ended December 31, 2012
Income tax valuation allowance	—	1,146	—	1,146

Year ended December 31, 2011
Income tax valuation allowance	—	—	—	—

C. Exhibit Index

Page
3.1	Restated Certificate of Incorporation	(a)
3.2	Amended and Restated By-laws of the Company	(b)
4.1	Rights Agreement between the Company and StockTrans, Inc., dated as of January 27, 2005	(c)
4.2	Amendment No. 1 to Rights Agreement by and between Calgon Carbon Corporation and Registrar and Transfer Company dated December 18, 2012	(d)
4.3	Amendment No. 2 to Rights Agreement by and between Calgon Carbon Corporation and Registrar and Transfer Company dated March 11, 2013	(e)
4.4	Form of Senior Debt Indenture	(f)
4.5	Form of Subordinated Debt Indenture	(g)
10.1*	Calgon Carbon Corporation 2008 Equity Incentive Plan	(h)
10.2*	1993 Non-Employee Directors’ Stock Option Plan, as amended	(i)
10.3*	1997 Directors’ Fee Plan	(j)
10.4*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as amended	(k)
10.5*	Offer Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012	(l)
10.6*	Director Compensation Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012	(m)
10.7*	Employment Agreement by and between Calgon Carbon Corporation and Randall S. Dearth to be effective August 1, 2012	(n)
10.8*	Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono, dated February 5, 2010	(o)
10.9*	Employment Agreement between Calgon Carbon Corporation and Robert P. O’Brien, dated February 5, 2010	(p)
10.10*	Employment Agreement between Calgon Carbon Corporation and Richard D. Rose, dated February 5, 2010	(q)
10.11*	Employment Agreement between Calgon Carbon Corporation and Stevan R. Schott, dated February 14, 2011	(r)
10.12*	Form of Amendment #1 to Employment Agreement	(s)
10.13*	Employment Agreement between Calgon Carbon Corporation and James A. Coccagno dated August 1, 2013	(t)
10.14*	Agreement for Consulting Services by and between Calgon Carbon Corporation and John S. Stanik dated as of July 31, 2012	(u)
10.15	Form of Indemnification Agreement, dated February 25, 2010	(v)
10.16

Credit Agreement, dated November 6, 2013, by and among the Calgon Carbon Corporation, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania, as Syndication Agent, Branch Banking and Trust Company and Bank of America, N.A., as Co-Documentation Agents and RBS Citizens, N.A. and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, together with Schedules and Exhibits thereto

(w)
10.17	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010	(x)
10.18	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010	(y)
10.19

Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010

(z)
10.20	Contract Amendment Document by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation, dated March 31, 2011	(aa)
10.21	Letter of Guarantee by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation dated May 10, 2013	(bb)
10.22	Loan Agreement by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated May 10, 2013	(cc)
10.23	Memorandum of Amendment by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation dated May 20, 2013	(dd)
10.24	Amended Contract by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated May 20, 2013	(ee)

10.25	Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd, Datong Carbon Corporation and Calgon Carbon (Suzhou) Co., Ltd. dated July 19, 2011	(ff)
10.26	Amended Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd. and Calgon Carbon (Suzhou) Co., Ltd.	(gg)
10.27

Service Contract for the Supply, Placement, Removal and Thermal Reactivation of Granular Activated Carbon by and between Calgon Carbon Corporation and the City of Phoenix, Arizona entered into on March 9, 2012

(hh)
10.28	Letter Agreement Regarding Fixed Dollar Accelerated Share Repurchase Transaction, by and between Morgan Stanley & Co. LLC and Calgon Carbon Corporation dated November 20, 2012	(ii)
10.29	Agreement among the Company and Starboard Value LP, and certain of its affiliates dated March 11, 2013	(jj)
14.1	Code of Business Conduct and Ethics	(kk)
21.0

The wholly owned subsidiaries of the Company at December 31, 2013 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., an Ontario corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Limited, a United Kingdom corporation; Sutcliffe Speakman Limited, a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Limited, a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation, Chemviron Carbon AB, a Swedish corporation; Calgon Carbon (Tianjin) Co., Limited., a Chinese corporation; Calgon Carbon Asia PTE Limited, a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; Hyde Marine, Inc., an Ohio corporation, Calgon Carbon (Suzhou) Co., Ltd., a Chinese corporation; Calgon Carbon Hong Kong Limited, a Hong Kong corporation; Calgon Carbon Japan KK, a Japanese corporation; Calgon Carbon Holdings, LLC , a Delaware limited liability company; Calgon Carbon Mexico S. de R.L. de C.V., a Mexican corporation ; Calgon Carbon Payco S. de R.L. de C.V., a Mexican corporation; Calgon Carbon Sistemas de Filtração Importação e Exportação Ltda., a Brazilian corporation and 20% of Calgon Carbon (Thailand) Company Limited, a Thailand corporation

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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed on August 7, 2009 (File No. 001-10776).
(b)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2011 (File No. 001-10776).

(c)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012 (File No. 001-10776).
(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2012 (File No. 001-10776).
(e)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-10776).
(f)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840).
(g)	Incorporated herein by reference to Exhibit 4.4 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840)
(h	)Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2008 (File No. 001-10776).
(i)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).
(j)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).
(k)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).
(l)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(m)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(n)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(o)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(p)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(q)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(r)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2011 (File No. 001-10776).
(s)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2012 (File No. 001-10776).
(t)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).
(u)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-10776).
(v)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2010 (File No. 001-10776).
(w)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2013 (File No. 001-10776).
(x)	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010 (File No. 001-10776).
(y)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-10776).
(z)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-10776).
(aa)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2011 (File No. 001-10776).
(bb)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2013 (File No. 001-10776).
(cc)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17,

2013 (File No. 001-10776).
(dd)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2013 (File No. 001-10776).
(ee)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2013 (File No. 001-10776).
(ff)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).
(gg)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).
(hh)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2012 (File No. 001-10776).
(ii)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2012 (File No. 001-10776).
(jj)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-10776).
(kk)	Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed February 27, 2013 (File No. 001-10776).

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.