Form 10-Q
period 2014-03-31
CALGON CARBON Corp
filed 2014-05-08
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, $.01 par value per share	53,277,286 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2014

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expects,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on Form 10-Q and in the Company’s most recent Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. Some of the factors that could affect future performance of the Company are changes in, or delays in the implementation of, regulations that cause a market for our products, acquisitions, higher energy and raw material costs, costs of imports and related tariffs, labor relations, availability of capital, and environmental requirements as they relate both to our operations and our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

INDEX

		Page
PART 1 — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Introduction to the Condensed Consolidated Financial Statements	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	4

	Condensed Consolidated Balance Sheets (unaudited)	5

	Condensed Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	31

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50

SIGNATURES		51
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2013, as filed with the Securities and Exchange Commission by the Company on Annual Report on Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first three months of 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$131,632	$135,040

Cost of products sold (excluding depreciation and amortization)	87,463	92,415
Depreciation and amortization	7,029	6,747
Selling, general and administrative expenses	20,064	19,526
Research and development expenses	1,578	1,402
Restructuring	(103)	(24)
	116,031	120,066
Income from operations	15,601	14,974

Interest income	10	124
Interest expense	(109)	(177)
Other expense — net	(546)	(828)

Income before income tax provision	14,956	14,093

Income tax provision	5,147	4,279

Net income	9,809	9,814

Other comprehensive income (loss), net of tax (Note 9)
Foreign currency translation	124	(6,288)
Derivatives	(206)	574
Employee benefit plans	202	(378)

Total other comprehensive income (loss)	120	(6,092)
Total comprehensive income	$9,929	$3,722

Net income per common share
Basic	$0.18	$0.18
Diluted	$0.18	$0.18

Weighted average shares outstanding
Basic	53,608,465	53,620,349
Diluted	54,525,367	54,200,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Per Share Data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,215	$32,942
Receivables (net of allowance of $1,347 and $1,328)	100,349	96,996
Revenue recognized in excess of billings on uncompleted contracts	7,401	8,090
Inventories	108,621	109,517
Deferred income taxes — current	18,280	20,787
Other current assets	14,679	13,118
Total current assets	285,545	281,450

Property, plant and equipment, net	266,949	266,849
Intangibles, net	5,917	5,602
Goodwill	26,523	26,552
Deferred income taxes — long-term	3,850	3,791
Other assets	5,412	5,834

Total assets	$594,196	$590,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,057	$57,213
Restructuring reserve	385	535
Billings in excess of revenue recognized on uncompleted contracts	5,247	5,406
Payroll and benefits payable	10,362	14,144
Accrued income taxes	2,113	2,726
Short-term debt	3,612	2,172
Total current liabilities	76,776	82,196

Long-term debt	52,043	32,114
Deferred income taxes — long-term	30,980	30,902
Accrued pension and other liabilities	27,373	28,361

Total liabilities	187,172	173,573

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 57,346,877 and 57,232,050 shares issued	573	572
Additional paid-in capital	172,139	170,320
Retained earnings	326,033	316,224
Accumulated other comprehensive loss	(1,020)	(1,140)
	497,725	485,976
Treasury stock, at cost, 7,266,916 and 6,242,326 shares	(90,701)	(69,471)

Total shareholders’ equity	407,024	416,505

Total liabilities and shareholders’ equity	$594,196	$590,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$9,809	$9,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,029	6,747
Employee benefit plan provisions	18	876
Stock-based compensation	721	946
Deferred income tax expense	2,535	740
Restructuring	(103)	(24)
Restructuring cash payments	(47)	(2,616)
Changes in assets and liabilities-net of effects from foreign exchange:
Increase in receivables	(3,038)	(13,361)
Decrease (increase) in inventories	1,271	(1,588)
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(1,393)	5,300
Decrease in accounts payable and accrued liabilities	(5,557)	(9,845)
Pension contributions	(707)	(456)
Other items — net	(316)	2,855
Net cash provided by (used in) operating activities	10,222	(612)

Cash flows from investing activities
Proceeds from sale of business	—	642
Capital expenditures	(8,638)	(10,617)
Government grants received	1,254	1,693
Net cash used in investing activities	(7,384)	(8,282)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 4)	1,955	—
Japanese working capital loan repayments — short-term (Note 4)	(488)	(1,090)
U.S. Revolving credit facility borrowings — long term (Note 4)	31,950	28,200
U.S. Revolving credit facility repayments — long term (Note 4)	(10,700)	(24,550)
Proceeds of debt obligations	—	173
Reductions of debt obligations	(1,527)	(901)
Treasury stock purchased	(21,230)	(339)
Common stock issued	959	1,572
Net cash provided by financing activities	919	3,065

Effect of exchange rate changes on cash and cash equivalents	(484)	2,222

Increase (decrease) in cash and cash equivalents	3,273	(3,607)
Cash and cash equivalents, beginning of period	32,942	18,161
Cash and cash equivalents, end of period	$36,215	$14,554

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

For the period ended March 31, 2014, the Company recorded $0.1 million of restructuring income which represents a reduction in the estimated accrual.  For the period ended March 31, 2013, the Company recorded a $0.6 million restructuring charge and a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China.  The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  The restructuring activity was all within the Activated Carbon and Service segment.  The remaining restructuring cash outlays are expected to be made in 2014.

The following table summarizes the restructuring plan and the reserve activity since inception and through the quarter ended March 31, 2014:

(Thousands, except no. of employees)	Employee Termination Benefits	Asset Write-offs	Gain on Sale	Other	Total Restructuring Activity	Employees Impacted
Restructuring charges	$5,777	$4,000	$—	$434	$10,211	120
2012 Activity	(2,551)	(4,000)	—	(434)	(6,985)	(53)
Balance at December 31, 2012	$3,226	$—	$—	$—	$3,226	67
Restructuring charges (income)	357	—	(578)	92	(129)	4
2013 Activity	(3,048)	—	578	(92)	(2,562)	(67)
Balance at December 31, 2013	$535	$—	$—	$—	$535	4
Restructuring income	(103)	—	—	—	(103)	—
2014 Activity to date	(47)	—	—	—	(47)	—
Balance at March 31, 2014	$385	$—	$—	$—	$385	4

2.              Inventories

	March 31, 2014	December 31, 2013

Raw materials	$28,906	$31,603
Finished goods	79,715	77,914
	$108,621	$109,517

Inventories are recorded net of reserves of $2.0 million and $1.9 million for obsolete and slow-moving items at March 31, 2014 and December 31, 2013, respectively.

3.              Goodwill & Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year.  For purposes of the test, the Company has identified reporting units, as defined within ASC 350, “Intangibles — Goodwill and Other,” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.  The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2014 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2013	$19,961	$6,531	$60	$26,552
Foreign exchange	33	(62)	—	(29)

Balance as of March 31, 2014	$19,994	$6,469	$60	$26,523

The following is a summary of the Company’s identifiable intangible assets as of March 31, 2014 and December 31, 2013, respectively.

		March 31, 2014
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(603)	$73
Customer Relationships	15.9 Years	10,450	(208)	(8,888)	1,354
Product Certification	5.1 Years	7,211	(46)	(4,035)	3,130
Unpatented Technology	18.4 Years	3,183	—	(2,524)	659
Licenses	20.0 Years	964	(24)	(239)	701
Total	13.1 Years	$22,484	$(278)	$(16,289)	$5,917

		December 31, 2013
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(592)	$84
Customer Relationships	15.9 Years	10,450	(209)	(8,777)	1,464
Product Certification	5.4 Years	7,905	(34)	(5,237)	2,634
Unpatented Technology	18.4 Years	3,183	—	(2,457)	726
Licenses	20.0 Years	964	(43)	(227)	694
Total	12.9 Years	$23,178	$(286)	$(17,290)	$5,602

For the three months ended March 31, 2014 and 2013, the Company recognized $0.5 million of amortization expense related to intangible assets, respectively.  As of March 31, 2014, estimated future amortization expense of identifiable intangible assets is $1.6 million for the remaining nine months of 2014. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2015	$1,520
2016	1,293
2017	497
2018	306
2019	150

4.              Borrowing Arrangements

Short-Term Debt

	March 31,	December 31,
	2014	2013
Borrowings under Japanese Working Capital Loan	$3,405	$1,900
Borrowings under Chinese Credit Facility	207	272
Total	$3,612	$2,172

Long-Term Debt

	March 31,	December 31,
	2014	2013
U.S. Credit Facility Borrowings	$47,500	$26,250
Japanese Term Loan Borrowings	4,378	5,699
Belgian Loan Borrowings	165	165
Total	$52,043	$32,114

U.S. Credit Facility

On November 6, 2013, the Company entered into a new U.S. Credit Agreement (Credit Agreement).  The Credit Agreement provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which expires on November 6, 2018.  The Company may request that the Revolver be extended for up to two additional one-year periods.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  Total availability under the Revolver as of March 31, 2014 was $175.2 million after considering outstanding letters of credit of $2.3 million and borrowings.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expires on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the Closing Date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Total availability under the Delayed Draw Term Loan as of March 31, 2014 was $75 million.

A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate based on the highest of (A) the prime rate announced from time to time by the Agent, (B) the daily federal funds open rate plus 0.50% and (C) a daily LIBOR rate plus 1.00%, or (ii) a rate based on the published rated offered by leading banks in the London interbank deposit market (or other foreign country for non-Euro or U.S. denominated currencies) divided by a number equal to 1.00  minus the applicable LIBOR Reserve Percentage comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States, in each case, plus an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  An amendment to the Credit Agreement was signed on February 10, 2014 which modified the interest rate charged on amounts owed under swing loans to be either (i) a fluctuating Base Rate as described above or (ii) such other interest rates as the Lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of March 31, 2014 ranged from 1.16% to 1.20%.

The Company incurred issuance costs of $0.7 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.

Total outstanding borrowings under the Revolver were $47.5 million and $26.3 million as of March 31, 2014 and December 31, 2013, respectively, and are shown as long-term debt within the condensed consolidated balance sheet.  There were no outstanding borrowings under the Delayed Draw Term Loan as of March 31, 2014 and December 31, 2013.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.

Certain of the Company’s Domestic Subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company is permitted to pay dividends so long as there remains $50.0 million of availability under the Credit Agreement and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the Lenders will be under no further obligations to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the Agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of March 31, 2014 and December 31, 2013, respectively.  No further bonds can be called on.  The maturity date is April 13, 2018 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2014 and December 31, 2013, respectively.  Bank guarantees of 0.9 million Euros and 1.0 million Euros were issued as of March 31, 2014 and December 31, 2013, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of March 31, 2014 and December 31, 2013, respectively.

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

CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of March 31, 2014.  This loan matures on May 10, 2017.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of March 31, 2014, CCJ had 450 million Japanese Yen or $4.4 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheets.  As of December 31, 2013, CCJ had 600 million Japanese Yen or $5.7 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheets.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum as of March 31, 2014.  On March 17, 2014, CCJ signed an agreement which extended the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2015.

Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short-term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of March 31, 2014, CCJ had 350 million Japanese Yen or $3.4 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheets as the Company intends to repay the borrowings within the next twelve months.  As of December 31, 2013, CCJ had 200 million Japanese Yen or $1.9 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheets.

Chinese Credit Facility

The Company maintains an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (RMB) or $1.6 million that matures on July 19, 2014.  The interest rate per annum on outstanding borrowings as of March 31, 2014 was 5.32%.  Total outstanding borrowings under this facility were 1.3 million RMB or $0.2 million as of March 31, 2014 and are shown as short-term debt within the Company’s condensed consolidated balance sheets.  As of December 31, 2013, total borrowings under this facility were 1.7 million RMB or $0.3 million, and are shown as short-term debt within the Company’s condensed consolidated balance sheets.

5.              Fair Value Measurements

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 11 for details relating to borrowing arrangements and derivative instruments).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	March 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,210	$1,210	$—	$1,210	$—
Derivative liabilities	(340)	(340)	—	(340)	—
Acquisition earn-out liability	(912)	(912)	—	(912)	—
U.S. credit facility	(47,500)	(47,500)	—	(47,500)	—
Chinese credit facility	(207)	(207)	—	(207)	—
Japanese working capital loan	(3,405)	(3,405)	—	(3,405)	—
Japanese term loan	(4,378)	(4,378)	—	(4,378)	—
Other loans	(165)	(165)	—	(165)	—

	December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3

Derivative assets	$1,874	$1,874	$—	$1,874	$—
Derivative liabilities	(423)	(423)	—	(423)	—
Acquisition earn-out liability	(850)	(850)	—	(850)	—
U.S. credit facility	(26,250)	(26,250)	—	(26,250)	—
Chinese credit facility	(272)	(272)	—	(272)	—
Japanese working capital loan	(1,900)	(1,900)	—	(1,900)	—
Japanese term loan	(5,699)	(5,699)	—	(5,699)	—
Other loans	(165)	(165)	—	(165)	—

Cash and cash equivalents, accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The recorded debt amounts are primarily based on the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate. This liability is recorded in accrued pension and other liabilities within the Company’s condensed consolidated balance sheets.

6.              Shareholders’ Equity

The Company’s Board of Directors did not declare or pay a dividend for the three months ended March 31, 2014 and 2013.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under a share repurchase program to $150 million.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in December 2013 at an average price of $20.37 per share.  During the quarter ended March 31, 2014, the Company repurchased an additional 1,013,341 shares at an average price of $20.50 per share.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $126.2 million.

7.              Pensions

U.S. Plans:

For U.S. plans, the following table provides the components of net periodic pension (benefit) costs of the plans for the periods ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Service cost	$251	$291
Interest cost	1,199	1,127
Expected return on plan assets	(1,901)	(1,667)
Amortization of prior service cost	18	19
Net actuarial loss amortization	276	909
Net periodic pension (benefit) cost	$(157)	$679

The expected long-term rate of return on plan assets is 7.75% in 2014.

Employer Contributions

In its 2013 financial statements, the Company disclosed that it expected to contribute $1.5 million to its U.S. pension plans in 2014.  As of March 31, 2014, the Company has made contributions of $0.3 million. The Company expects to contribute the remaining $1.2 million over the balance of the year.

European Plans:

For European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Service cost	$86	$78
Interest cost	405	374
Expected return on plan assets	(377)	(237)
Net actuarial loss (gain) amortization	61	(24)
Foreign currency translation	—	6
Net periodic pension cost	$175	$197

The expected long-term rate of return on plan assets is between 4.00% and 5.60% in 2014.

Employer Contributions

In its 2013 financial statements, the Company disclosed that it expected to contribute $2.1 million to its European pension plans in 2014.  As of March 31, 2014, the Company contributed $0.4 million.  The Company expects to contribute the remaining $1.7 million over the balance of the year.

Multi-Employer Plan:

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of March 31, 2014 and December 31, 2013, respectively, the Company has a $0.6 million liability recorded as a component of payroll and benefits payable.  Refer to Note 12 for further information related to this multi-employer plan.

8.              Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 34.4% compared to 30.4% for the three months ended March 31, 2013.  The tax rate for the three months ended March 31, 2014 was lower than the U.S. federal statutory rate of 35% due to non-taxable permanent differences.  The tax rate for the three months ended March 31, 2013 was lower than the U.S. federal statutory rate primarily due to net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013.

Unrecognized Income Tax Benefits

As of March 31, 2014 and December 31, 2013, the Company’s gross unrecognized income tax benefits were $3.5 million and $3.4 million, respectively.  If recognized, $2.4 million of the gross unrecognized tax benefits would affect the effective tax rate at March 31, 2014 and December 31, 2013, respectively.  At this time, the Company believes that it is reasonably possible that approximately $0.4 million of the estimated unrecognized tax benefits as of March 31, 2014 will be recognized within the next twelve months, based on the expiration of statutory periods, of which $0.1 million will impact the Company’s effective tax rate.

Subsequent to March 31, 2014, the Company was informed that the IRS completed its joint committee review of the Company’s 2008 amended income tax return.  As a result of the conclusion of this examination, the Company will receive an income tax refund of $2.5 million including tax and interest which was recorded in other current assets within the Company’s condensed consolidated balance sheets.  Additionally, in the second quarter of 2014, the Company expects to release net uncertain tax positions including related accrued interest and penalties of approximately $1.4 million as a result of the conclusion of this examination all of which will impact the Company’s effective tax rate.

9.              Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign			Total Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance, January 1, 2014, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	124	(23)	(135)	(34)
Amounts reclassified from other comprehensive income (loss)	—	225	(71)	154
Net current period other comprehensive income (loss)	124	202	(206)	120
Balance, March 31, 2014, net of tax	$16,917	$(18,248)	$311	$(1,020)

	Foreign			Total Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance, January 1, 2013, net of tax	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income (loss) before reclassifications	(7,320)	181	549	(6,590)
Amounts reclassified from other comprehensive income (loss)	1,032	(559)	25	498
Net current period other comprehensive income (loss)	(6,288)	(378)	574	(6,092)
Balance, March 31, 2013, net of tax	$10,810	$(34,096)	$667	$(22,619)

Details about Accumulated	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)
Other Comprehensive Income (Loss)	March 31,		Affected Line Item in the Statement
Components	2014	2013	where Net Income is Presented

Foreign Currency Translation Adjustments:
Sale of foreign subsidiary	$—	$1,032	Restructuring (2)
	—	1,032	Total before tax
	—	—	Tax (expense) or benefit
	$—	$1,032	Net of tax
Pension Benefit Adjustments:
Prior-service costs	$(18)	$(19)	(3)
Actuarial losses	(337)	(885)	(3)
	(355)	(904)	Total before tax
	130	345	Tax (expense) or benefit
	$(225)	$(559)	Net of tax

Derivatives:
Foreign exchange contracts	$133	$(170)	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	4	214	Cost of products sold (excluding depreciation and amortization)
	137	44	Total before tax
	(66)	(19)	Tax (expense) or benefit
	$71	$25	Net of tax
Total reclassifications for the period	$(154)	$498	Net of tax

(1)         Amounts in parentheses indicate debits to income/loss.

(2)         The adjustment for 2013 relates to the Company’s sale of its activated carbon manufacturing facility in Datong, China.

(3)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Foreign currency translation adjustments exclude income tax expense (benefit) for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with the Company’s pension benefits included in accumulated other comprehensive loss was $9.6 million and $9.7 million at March 31, 2014 and December 31, 2013, respectively.  The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive income was $0.2 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively.

The income tax (expense) benefit associated with foreign currency translation included in other comprehensive income (loss) was $(7) thousand and $(0.2) million for the three months ended March 31, 2014 and 2013, respectively. The income tax (expense) benefit associated with the Company’s pension benefits included in other comprehensive income (loss) was $(0.1) million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. The income tax (expense) benefit associated with the Company’s derivatives included in other comprehensive income (loss) was $0.1 million and $(0.4) million for the three months ended March 31, 2014 and 2013, respectively.

10.   Supplemental Cash Flow Information

Cash paid for interest during the three months ended March 31, 2014 and 2013 was $0.1 million and $0.3 million, respectively.  Income taxes paid, net of refunds, for the three months ended March 31, 2014 and 2013, was $3.2 million and $2.1 million, respectively.

The Company has reflected $0.7 million and $0.1 million of its capital expenditures as a non-cash increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2014 and 2013, respectively.

11.   Derivative Instruments

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Locations	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	$416	$850
Natural gas contracts	Other current assets	156	189
Foreign exchange contracts	Other assets	14	94
Natural gas contracts	Other assets	1	13

Total derivatives designated as hedging instruments under ASC 815		587	1,146

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other current assets	518	728
Foreign exchange contracts	Other assets	105	—

Total derivatives not designated as hedging instruments under ASC 815		623	728

Total asset derivatives		$1,210	$1,874

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Locations	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	$274	$391
Foreign exchange contracts	Accrued pension and other liabilities	22	27
Natural gas contracts	Accrued pension and other liabilities	36	—

Total derivatives designated as hedging instruments under ASC 815		332	418

Derivatives not designated as hedging Instruments under ASC 815:
Foreign exchange contracts	Accounts payable and accrued liabilities	8	5

Total liability derivatives		$340	$423

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

The use of derivatives exposes the Company to the risk that a counter party may default on a derivative contract.  The aggregate fair value of the Company’s derivative instruments in asset positions as of March 31, 2014 was $1.2 million, representing the maximum loss that the Company would recognize at that date if all counterparties failed to perform as contracted.  The Company has entered into master agreements with counterparties for its foreign exchange contracts that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.  The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

The gross and net amounts of derivative assets and liabilities were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,210	$340	$1,874	$423
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(304)	(304)	(423)	(423)
Net amount	$906	$36	$1,451	$—

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and were not material for the three months ended March 31, 2014 and 2013, respectively.

The following table provides details on the changes in accumulated OCI relating to derivative assets and liabilities that qualified for cash flow hedge accounting.

	Three Months Ended
	March 31,
	2014	2013
Accumulated OCI derivative gain at January 1	$874	$75
Effective portion of changes in fair value	(251)	1,032
Reclassifications from accumulated OCI derivative to earnings	(137)	44
Foreign currency translation	32	(87)
Accumulated OCI derivative gain at March 31	$518	$1,064

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships:	2014	2013

Foreign exchange contracts	$(356)	$997
Natural gas contracts	105	35
Total	$(251)	$1,032

		Amount of Gain or (Loss)
		Reclassified from Accumulated
		OCI in Income (Effective Portion) (1)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2014	2013
Foreign exchange contracts	Cost of products sold
	(excluding depreciation and amortization)	$133	$170
Natural gas contracts	Cost of products sold
	(excluding depreciation and amortization)	4	(214)
Total		$137	$(44)

(1)         Assuming market rates remain constant with the rates at March 31, 2014, a gain of $0.2 million is expected to be recognized in earnings over the next 12 months.

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives (Ineffective
		Portion and Amount
		Excluded from
		Effectiveness Testing)
	Location of Gain or	Three Months Ended
Derivatives in ASC 815 Cash Flow	(Loss) Recognized in	March 31,
Hedging Relationships:	Income on Derivatives	2014	2013
Foreign exchange contracts	Other expense — net	$—	$87
Total		$—	$87

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	March 31,	December 31,
(in thousands except for mmbtu)	2014	2013
Natural gas contracts (mmbtu)	755,000	525,000
Foreign exchange contracts	$45,708	$44,110

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain or	Three Months Ended
Derivatives Not Designated as	(Loss) Recognized in	March 31,
Hedging Instruments Under ASC 815:	Income on Derivatives	2014	2013
Foreign exchange contracts (1)	Other expense — net	$(198)	$581
Total		$(198)	$581

(1)         As of March 31, 2014 and 2013, these foreign exchange contracts were entered into and settled during the respective periods.

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

12.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At March 31, 2014 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.4 million and $0.4 million, respectively.  At December 31, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.4 million and $0.4 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $31 thousand and $0.1 million of environmental remediation costs for the periods ended March 31, 2014 and 2013, respectively.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2013, the Company is currently required to post a duty of $0.073 per pound when importing activated carbon from Calgon Carbon (Tianjin) into the United States.  The impact of the tariffs to the Company’s financial results was not material for the three months ended March 31, 2014 and 2013, respectively.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

There have been six periods of review since the tariffs began.  Periods of Review I, II, and V related to the periods that ended on March 31, 2008, 2009, and 2012, respectively, and are final and not subject to further review or appeal.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013 the U.S. Court of International Trade (the “Court”) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the Department to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.

On January 9, 2014, the Commerce Department filed its remand redetermination with the Court.  In its redetermination, the Commerce Department continued to calculate a zero duty for imports of steam activated carbon entered into the United States by the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the United States that were not subjected to an individual investigation.  Those separate rate exporters had previously been assigned a margin of approximately $0.127 per pound.  The Company is contesting this aspect of the Commerce Department’s redetermination and has submitted comments to the Court in that regard.  A decision from the Court addressing the Commerce Department’s redetermination is expected in the third or fourth quarter of 2014.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.

Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company expects a decision from the Court on these appeals during the second quarter of 2014.  Irrespective of whether the Court directs further analysis by the Commerce Department or affirms the agency’s determination, the Company expects that this litigation will not directly impact its operations.

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

On December 26, 2013, Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd. filed a summons with the Court commencing a challenge of the Commerce Department’s final results for POR V.  On January 30, 2014 Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd elected not to pursue their appeal challenging the final results of the fifth administrative review.  Because there is no further litigation challenging the final results of the fifth administrative review, U.S. Customs will proceed to liquidate the affected entries, assessing antidumping duties at the rates calculated in the final results.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  The Company, and two other U. S. producers of activated carbon, participated in this review to support continuation of the anti-dumping order for an additional five years.  The Company maintained that the continuation of the anti-dumping order was appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue –

to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company asserted that the disciplining effect of the order played an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company argued that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order, dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

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

Period of Review VI:  On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI began in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are scheduled to be announced on May 19, 2014.  Based on the agency’s practice in prior administrative reviews, the Company anticipates that the Commerce Department will announce the final results of its administrative review for POR VI in November 2014.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2013 and 2012, and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter of each calendar year.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company

received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

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

In December 2013, the Company received $0.1 million in connection with the CDSOA distributions for fiscal year 2013.  This amount was equal to 59.57% of the duties distributed by CBP under the anti-dumping order on certain thermally activated carbon from China.  The Company does not anticipate any further material CDSOA distributions in future years.

Period of Review VII:  On April 1, 2014, the Commerce Department published a formal notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (“POR VII”).  Requests for an administrative review were submitted to the Commerce Department in April 2014.  The Company expects that the Commerce Department will select the mandatory respondents for POR VII in June 2014.  The Commerce Department’s analysis of POR VII will begin in the third quarter of 2014 and the preliminary results of the Commerce Department’s review of POR VII are anticipated to be announced in late April or early May 2015.

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).  The alleged violations mainly concerned the Company’s hazardous waste spent activated carbon regeneration facility.  The Company accrued $2.0 million as its estimate of potential loss related to this matter as of December 31, 2010 and later reduced that accrual by $0.2 million in each of the years ended December 31, 2012 and 2013, respectively.

In the fall of 2013, the Company, the EPA, and the United States Department of Justice (DOJ) signed and delivered a consent decree which the Court ordered effective on January 29, 2014.  As part of the consent decree, the Company paid a civil penalty of $1.6 million on February 24, 2014, but makes no admissions of any violations.  The Company was required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  During the first quarter of 2014, the Company took samples of the stockpiled material and is awaiting the results of testing those samples.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  A liability related to the aforementioned required ongoing testing and sampling was recognized.  At March 31, 2014 and December 31, 2013, the balance recorded as a component of accounts payable and accrued liabilities was $0.3 million, respectively.  There were no costs recognized for the three months ended March 31, 2014 and 2013, respectively, related to the ongoing testing and sampling.

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

In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The cleanup has begun and is essentially complete.  The PRP Group has spent approximately $11.7 million for the remediation thus far.  The PRP Group estimates that approximately $0.2 million of additional costs remain, but has slightly more than $0.7 million of funds available to apply against the final costs and thus currently is forecasting a surplus.  The Company does not anticipate that it will suffer any material loss with respect to this matter.

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  In January 2013, management filed a claim with its insurance carrier to recover damages for both property and business interruption related to this event.  In March 2013, the Company settled its insurance claim and received $0.4 million from its insurance carrier and recorded it as a deduction to cost of products sold (excluding depreciation and amortization) for the three months ended March 31, 2013.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  The Company has had several claims from pensioners seeking compensation for the shortfall.  As a result, as of March 31, 2014 and December 31, 2013, respectively, the Company has a $0.6 million liability recorded as a component of payroll and benefits payable for the past shortfall to its former employees.  The Company cannot predict if future benefit payments to be made by the multi-employer plan will be reduced.

In the first quarter of 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan and that the local Labor Court is expected to decide that issue with respect to a different employer in the fall of 2014.  The Company is not agreeing to pay such adjustments at this time.  If the Labor Court concludes that the other employer must make such adjustments then the Company may need to consider adjustments in the future.  The Company is currently unable to estimate the likelihood that cost of living adjustments will be necessary or to estimate the amount or range of reasonably possible liabilities, if any, resulting from such adjustments.

Other

In addition to the matters described above, the Company is involved in various other legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Management is currently unable to estimate the amount or range of reasonably possible losses, if any, resulting from such lawsuits and claims.

13. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013
Net income available to common shareholders	$9,809	$9,814
Weighted Average Shares Outstanding
Basic	53,608,465	53,620,349
Effect of Dilutive Securities	916,902	579,861
Diluted	54,525,367	54,200,210
Net income per common share
Basic and Diluted	$0.18	$0.18

For the three months ended March 31, 2014 and 2013, there were zero and 381,396 of stock options, respectively, which were excluded from the dilutive calculations as the effect would have been antidilutive.

14. Segment Information

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

	Three Months Ended
	March 31,
	2014	2013
Net sales
Activated Carbon and Service	$117,723	$118,897
Equipment	10,468	13,908
Consumer	3,441	2,235
	$131,632	$135,040

Income (loss) from operations before depreciation, amortization, and restructuring
Activated Carbon and Service	$22,669	$20,899
Equipment	(987)	393
Consumer	845	405
	22,527	21,697

Depreciation and amortization
Activated Carbon and Service	6,176	5,908
Equipment	695	677
Consumer	158	162
	7,029	6,747

Income from operations before restructuring	15,498	14,950

Reconciling items:
Restructuring	103	24
Interest income	10	124
Interest expense	(109)	(177)
Other expense — net	(546)	(828)
Income before income tax provision	$14,956	$14,093

	March 31, 2014	December 31, 2013
Total Assets
Activated Carbon and Service	$534,094	$527,430
Equipment	52,283	55,558
Consumer	7,819	7,090
Consolidated total assets	$594,196	$590,078

15.  Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 1.7 million Euros or $2.2 million of the grant as of December 31, 2013 and received an additional 0.9 million Euros or $1.3 million as of March 31, 2014.  The grants have been recognized as a deduction from the carrying amount of the property, plant and equipment on the Company’s condensed consolidated balance sheets in the respective periods received.

16. New Accounting Pronouncements

In February 2013, the FASB issued ASU, No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” or ASU No. 2013-04. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires the nature and amount of the obligation as well as other information about those obligations to be disclosed. ASU 2013-04 is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The Company adopted this guidance effective January 1, 2014, and the adoption has not had a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Consolidated net sales decreased by $3.4 million or 2.5% for the quarter ended March 31, 2014 versus the quarter ended March 31, 2013.  Included in this decline was a $0.5 million negative impact of foreign currency which was all within the Activated Carbon and Service Segment.

Net sales for the quarter ended March 31, 2014 for the Activated Carbon and Service segment decreased $1.2 million or 1.0% versus the similar 2013 period.  The decrease in sales is primarily due to $3.3 million of lower volume and pricing for powder activated carbon in the Environmental Air market in both Asia and the Americas as well as lower sales in the Americas Potable Water market of $3.0 million as two large municipal carbon fills that occurred during the quarter ended March 31, 2013 did not repeat.  Partially offsetting these declines was higher demand and pricing in the Food market of $5.0 million for activated carbon products and services which was primarily in Europe for two new large orders.  Net sales for the Equipment segment decreased $3.4 million or 24.7% in the first quarter 2014 versus the comparable 2013 period.  The decrease was due to lower sales of ballast water treatment systems of $2.0 million due to the effects of delayed ratification of the International Maritime Organization ballast water treatment regulations and other U.S. Coast Guard and Environmental Protection Agency related issues.  Also contributing to the decline were lower sales of traditional ultraviolet light systems of $1.8 million as several large contracts were completed in the quarter ended March 31, 2013. Partially offsetting this decline was a slightly higher demand for ion exchange systems of $0.3 million.  Net sales for the quarter ended March 31, 2014 for the Consumer segment increased $1.2 million or 54.0% as compared to the first quarter of 2014 due to higher demand for activated carbon cloth from a single, large customer.

Net sales less cost of products sold (excluding depreciation), as a percentage of net sales, was 33.6% for the quarter ended March 31, 2014 compared to 31.6% for the similar 2013 period, a 2.0 percentage point increase.  The increase was in the Activated Carbon and Service segment and included the favorable impact of approximately $0.8 million in the Americas region from price increases that began in March 2013.  The first quarter of 2014 also benefitted from a more favorable product mix, particularly in Europe, where margins improved by an estimated $0.4 million as more first quarter 2014 sales were of the Company’s produced products versus a higher percentage of outsourced activated carbons that were sold during the first quarter of 2013.   Finally, the favorable impact from our cost improvement programs along with increased virgin and reactivated carbon production volumes of over 3% during the first quarter of 2014 led to margin improvement in all three regions.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.3 million or 4.2% for the quarter ended March 31, 2014 versus the quarter ended March 31, 2013.  The increase was primarily due to increased depreciation related to the Company’s Gila Bend, Arizona facility that was placed into service in the quarter ended June 30, 2013.

Selling, general and administrative expenses increased $0.5 million or 2.8% for the quarter ended March 31, 2014 versus the comparable 2013 quarter.  The increase was primarily due to costs related to an SAP re-engineering project which commenced in January 2014 aimed at improving the functionality of the Company’s enterprise resource planning (ERP) system.

Research and development expenses increased $0.2 million for the quarter ended March 31, 2014 versus the comparable 2013 quarter primarily due to higher advanced product testing costs related to mercury removal from flue gas.

The Company recorded a reduction to the estimate of its restructuring program of $0.1 million for the quarter ended March 31, 2014.  The Company recorded $0.6 million of restructuring charges for the quarter ended March 31, 2013 related to headcount reductions.  These charges were offset by a pre-tax gain of $0.6 million for the sale of the Company’s activated carbon manufacturing facility in Datong, China.  The restructuring activity for both periods was all in the Activated Carbon and Service segment.

Interest income and expense were comparable for the quarter ended March 31, 2014 versus the quarter ended March 31, 2013.

Other expense — net decreased $0.3 million for the quarter ended March 31, 2014 versus the quarter ended March 31, 2013 primarily as a result of foreign exchange gains.

The Company recorded an income tax provision of $5.1 million and $4.3 million for the quarters ended March 31, 2014 and 2013, respectively.  The effective tax rate for the quarter ended March 31, 2014 was 34.4% compared to 30.4% for the quarter ended March 31, 2013.  The quarter ended March 31, 2013 effective tax rate was favorably impacted by the net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013. (Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $10.2 million for the period ended March 31, 2014 compared to cash flows used in operating activities of $0.6 million for the comparable 2013 period.  The $10.8 million increase was primarily due to improvements in working capital largely from accounts receivable as well as accounts payable and accrued liabilities.

Common stock dividends were not paid during the quarters ended March 31, 2014 and 2013.

U.S. Credit Facility

On November 6, 2013, the Company entered into a new U.S. Credit Agreement (Credit Agreement).  The Credit Agreement provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which expires on November 6, 2018.  The Company may request that the Revolver be extended for up to two additional one-year periods.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  Total availability under the Revolver as of March 31, 2014 was $175.2 million after considering outstanding letters of credit of $2.3 million and borrowings.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expires on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the Closing Date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Total availability under the Delayed Draw Term Loan was $75 million as of March 31, 2014.

A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate based on the highest of (A) the prime rate announced from time to time by the Agent, (B) the daily federal funds open rate plus 0.50% and (C) a daily LIBOR rate plus 1.00%, (ii) a rate based on the published rated offered by leading banks in the London interbank deposit market (or other foreign country for non-Euro or U.S. denominated currencies) divided by a number equal to 1.00  minus the applicable LIBOR Reserve Percentage comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States, in each case, plus an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  An amendment to the Credit Agreement was signed on February 10, 2014 which modified the interest rate charged on amounts owed under swing loans to be either (i) a fluctuating Base Rate as described above or (ii) such other interest rates as the Lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of March 31, 2014 ranged from 1.16% to 1.20%.

The Company incurred issuance costs of $0.7 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.

Total outstanding borrowings under the Revolver were $47.5 million and $26.3 million as of March 31, 2014 and December 31, 2013, respectively, and are shown as long-term debt within the Company’s condensed consolidated balance sheets.  There were no outstanding borrowings under the Delayed Draw Term Loan as of March 31, 2014 and December 31, 2013.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Certain of the Company’s Domestic Subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. The Company is permitted to pay dividends so long as there remains $50.0 million of availability under the Credit Agreement and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of March 31, 2014 and December 31, 2013.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the Lenders will be under no further obligations to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the Agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

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

CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of March 31, 2014.  This loan matures on May 10, 2017.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of March 31, 2014, CCJ had

450 million Japanese Yen or $4.4 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheets.  As of December 31, 2013, CCJ had 600 million Japanese Yen or $5.7 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheets.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum as of March 31, 2014.  On March 17, 2014, CCJ signed an agreement which extended the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2015.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short-term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of March 31, 2014, CCJ had 350 million Japanese Yen or $3.4 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheets as the Company intends to repay these borrowings within the next twelve months.  As of December 31, 2013, CCJ had 200 million Japanese Yen or $1.9 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheets.

Share Repurchases

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under a share repurchase program to $150 million.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in December 2013 at an average price of $20.37 per share. During the first quarter of 2014, the Company repurchased an additional 1,013,341 shares at an average price of $20.50 per share.  These repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  During the period April 1, 2014 through May 2, 2014, the Company repurchased an additional 471,800 shares at an average price of $20.62 per share.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $116.5 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of March 31, 2014, there have been no material changes in the payment terms of lease agreements and unconditional purchase obligations since December 31, 2013, except for the extension of the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2105.  (Refer to Note 4 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).  The Company is obligated to make principal payments on debt outstanding at March 31, 2014 of $0.2 million in 2014, $3.4 million in 2015, $4.4 million in 2017, and $47.7 million in 2018.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $8.6 million for the three months ended March 31, 2014 compared to expenditures of $10.6 million for the same period in 2013.  The expenditures for the period ended March 31, 2014 were primarily for improvements to the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi manufacturing facilities.  The expenditures for the period ended March 31, 2013 were primarily for improvements to the Company’s manufacturing facilities including $5.7 million related to the construction of the Company’s Gila Bend, Arizona facility.  Capital expenditures for 2014 are currently projected to be approximately $75.0 to $80.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants in both the U.S. and Europe of $1.3 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively (Refer to Note 15 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

Cash and cash equivalents include $26.7 million and $27.6 million held by the Company’s foreign subsidiaries at March 31, 2014 and December 31, 2013, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Regulatory Matters

United States

Big Sandy Plant.  By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).  The alleged violations mainly concerned the Company’s hazardous waste spent activated carbon regeneration facility.  The Company accrued $2.0 million as its estimate of potential loss related to this matter as of December 31, 2010 and later reduced that accrual by $0.2 million in each of the years ended December 31, 2012 and 2013, respectively.

In the fall of 2013, the Company, the EPA and the United States Department of Justice (DOJ) signed and delivered a consent decree which the Court ordered effective on January 29, 2104.  As part of the consent decree, the Company paid a civil penalty of $1.6 million on February 24, 2014, but makes no admissions of any violations.  The Company was required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed. During the first quarter of 2014, the Company took samples of the stockpiled material and is awaiting the results of testing those samples.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  A liability related to the aforementioned required ongoing testing and sampling was recognized.  At March 31, 2014 and December 31, 2013, the balance recorded as a component of accounts payable and accrued liabilities was $0.3 million, respectively.  There were no costs recognized for the three months ended March 31, 2014 and 2013, respectively, related to the ongoing testing and sampling.

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

In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The cleanup has begun and is essentially complete.  The PRP Group has spent approximately $11.7 million for the remediation thus far.  The PRP Group estimates that approximately $0.2 million of additional costs remain, but has slightly more than $0.7 million of funds available to apply against the final costs and thus currently is forecasting a surplus.  The Company does not anticipate that it will suffer any material loss with respect to this matter.

Waterlink.  In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability. At March 31, 2014 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.4 million and $0.4 million, respectively.  At December 31, 2013 the balance recorded as a component of accounts payable and accrued liabilities and accrued pension and other liabilities was $0.4 million and $0.4 million, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $31 thousand and $0.1 million of environmental remediation costs for the periods ended March 31, 2014 and 2013, respectively.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2013, the Company is currently required to post a duty of $0.073 per pound when importing activated carbon from Calgon Carbon (Tianjin) into the United States.  The impact of the tariffs to the Company’s financial results was not material for the three months ended March 31, 2014 and 2013, respectively.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

There have been six periods of review since the tariffs began.  Periods of Review I, II, and V related to the periods that ended on March 31, 2008, 2009, and 2012, respectively, and are final and not subject to further review or appeal.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (“POR III”).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013 the U.S. Court of International Trade (the “Court”) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the Department to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.

On January 9, 2014, the Commerce Department filed its remand redetermination with the Court.  In its redetermination, the Commerce Department continued to calculate a zero duty for imports of steam activated carbon entered into the United States by the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the United States that were not subjected to an individual investigation.  Those separate rate exporters had previously been assigned a margin of approximately $0.127 per pound.  The Company is contesting this aspect of the Commerce Department’s redetermination and has submitted comments to the Court in that regard.  A decision from the Court addressing the Commerce Department’s redetermination is expected in the third or fourth quarter of 2014.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (“POR IV”).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.  Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Company expects a decision from the Court on these appeals during the second quarter of 2014.  Irrespective of whether the Court directs further analysis by the Commerce Department or affirms the agency’s determination, the Company expects that this litigation will not directly impact its operations.

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

On December 26, 2013, Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd. filed a summons with the Court commencing a challenge of the Commerce Department’s final results for POR V.  On January 30, 2014 Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd elected not to pursue their appeal challenging the final results of the fifth administrative review.  Because there is no further litigation challenging the final results of the fifth administrative review, U.S. Customs will proceed to liquidate the affected entries, assessing antidumping duties at the rates calculated in the final results.

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (“ITC”) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  The Company, and two other U. S. producers of activated carbon, participated in this review to support continuation of the anti-dumping order for an additional five years.  The Company maintained that the continuation of the anti-dumping order was appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue — to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company asserted that the disciplining effect of the order played an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company argued that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order, dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

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

Period of Review VI:  On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (“POR VI”).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  The analysis of POR VI began in the third quarter of 2013 and the preliminary results of the Commerce Department’s review of POR VI are scheduled to be announced on May 19, 2014.  Based on the agency’s practice in prior administrative reviews, the Company anticipates that the Commerce Department will announce the final results of its administrative review for POR VI in November 2014.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2013 and 2012, and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter of each calendar year.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected 59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

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

In December 2013, the Company received $0.1 million in connection with the CDSOA distributions for fiscal year 2013.  This amount was equal to 59.57% of the duties distributed by CBP under the anti-dumping order on certain thermally activated carbon from China.  The Company does not anticipate any further material CDSOA distributions in future years.

Period of Review VII:  On April 1, 2014, the Commerce Department published a formal notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through

March 31, 2014 (“POR VII”).  Requests for an administrative review were submitted to the Commerce Department in April 2014.  The Company expects that the Commerce Department will select the mandatory respondents for PORVII in June 2014.  The Commerce Department’s analysis of POR VII will begin in the third quarter of 2014 and the preliminary results of the Commerce Department’s review of POR VII are anticipated to be announced in late April or early May 2015.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  The Company has had several claims from pensioners seeking compensation for the shortfall.  As a result, as of March 31, 2014 and December 31, 2013, respectively, the Company has a $0.6 million liability recorded as a component of payroll and benefits payable for the past shortfall to its former employees.    The Company cannot predict if future benefit payments to be made by the multi-employer plan will be reduced.

In the first quarter of 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan and that the local Labor Court is expected to decide that issue with respect to a different employer in the fall of 2014.  The Company is not agreeing to pay such adjustments at this time.  If the Labor Court concludes that the other employer must make such adjustments then the Company may need to consider adjustments in the future.  The Company is currently unable to estimate the likelihood that cost of living adjustments will be necessary or to estimate the amount or range of reasonably possible liabilities, if any, resulting from such adjustments.

New Accounting Pronouncements

In February 2013, the FASB issued ASU, No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” or ASU No. 2013-04. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires the nature and amount of the obligation as well as other information about those obligations to be disclosed. ASU 2013-04 is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The Company adopted this guidance effective January 1, 2014, and the adoption has not had a material impact on the Company’s consolidated financial statements.

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

Outlook

Activated Carbon and Service

The Company continues to estimate that for the period 2012 through 2017, the world-wide activated carbon market will increase at a compound annual growth rate of 10.8%.  The Company’s activated carbon and service sales volume for 2013 increased over 2012.  Sales volume growth has come from several sources including the ongoing impacts of environmental regulations as discussed below.  These regulations are expected to lead to volume increases in 2014 and more significant volume increases in future years.  To meet the expected increase in activated carbon demand, the Company recently completed the expansion of its Pearl River facility by 20% - adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility will commence in 2014.  Other sources of capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study to be completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in stock keeping units (SKU) of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a new facility or a significant expansion of one of the Company’s existing facilities.  Impediments to growth in 2014 could include an economic slowdown in any or all of the regions served and, in the future, could also include impacts from delays in environmental regulations further discussed below.

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

Raw material costs for production in 2014 are expected to decline compared to 2013.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2014 as a result of lower pricing achieved in its two recently signed, five-year coal contracts.  These contracts represent approximately 70% of the Company’s current annual coal requirements.  As of March 31, 2014, the Company has approximately 80% of its 2014 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation was published in the Federal Register on February 16, 2012 and became effective on April 16, 2012.  Compliance with MATS will generally be required three years from the effective date (April 2015).  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.  As of March 31, 2014, the Company believes that approximately 173 units have been granted a one-year extension by at least 20 different states.  On April 15, 2014, the United States of Appeals for the District of Columbia Circuit denied petitions challenging the final MATS regulation.  While it is possible that petitioners may appeal this decision, the Company views this decision as a major step towards the development of the mercury removal market in the U.S.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company estimates that the current annual demand for mercury removal in North America is 120 million to 150 million pounds and may grow to as much as 380 million to 765 million pounds by 2016.  However, today the North American activated carbon supply capacity for this market is greater than current demand.  As a result, pricing in this market has deteriorated.  The Company expects this trend to continue in the near future until compliance with MATS draws nearer.  The Company believes its advanced products for mercury removal which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the Coast Guard by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of April 28, 2014, 111 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

In 2012, the Coast Guard approved NSF International (NSF), located in Ann Arbor, Michigan as the first Independent Laboratory to work with manufacturers in the Type Approval process for ballast water treatment systems.  Det Norske Veritas (DNV) AS, located in Hovik, Norway, became the second entity to achieve the status of an Independent

Laboratory (IL) in June 2013.  The IL’s are gearing up to work with manufacturers on testing for US Type Approval — a process that is expected to take up to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 38 countries representing 30.4% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will approximate $28 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012 and 2013, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has yet to ramp up owing to the delay in ratification of the IMO BWMC.  This has resulted in a decline in Hyde GUARDIAN® orders.  During 2013, the Company sold 64 ballast water treatment systems.  During 2012 and 2011, the Company sold 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 300 systems valued at approximately $67 million.

Backlog for the Equipment segment as of March 31, 2014 was $24.4 while backlog at December 31, 2013 was $19.4 million.

Consumer

Sales of activated carbon cloth increased $1.2 million or 54.0% in the first quarter of 2014 as compared to the first quarter of 2013.  The Company believes this business will grow modestly in 2014 due to increased demand in its primary markets - medical and defense.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk  as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2014.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

See Note 12 to the unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 contained herein.

Item 1A.    Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — January 31, 2014	509,900	$20.53	509,900	$136,543,169
February 1 — February 28, 2014	284,015	$20.14	272,000	$131,062,159
March 1 — March 31, 2014	242,175	$20.83	231,441	$126,234,087

(1)         Includes 22,749 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

(2)         On December 12, 2013, the Company’s Board of Directors authorized the repurchase of an additional $100 million of its common stock resulting in a total remaining availability of $150 million excluding the November 19, 2012 authorization and accelerated share repurchase.  There is no expiration date for this program.

Item 6.       Exhibits

Exhibit No.	Description	Method of filing

10.1	Renewal of Existing Credit Facility by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated March 17, 2014	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)                                 Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 21, 2014 (File No. 001-10776).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: May 8, 2014	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer