Form 10-Q
period 2014-06-30
CALGON CARBON Corp
filed 2014-08-08
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2014
Common Stock, $.01 par value per share	53,210,357 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2014

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

INDEX

		Page
PART 1 — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Introduction to the Condensed Consolidated Financial Statements	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	4

	Condensed Consolidated Balance Sheets (unaudited)	5

	Condensed Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	24

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

SIGNATURES		33
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

INTRODUCTION TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements included herein have been prepared by Calgon Carbon Corporation and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2013, as filed with the Securities and Exchange Commission by the Company in its Annual Report on Form 10-K.

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$145,132	$140,432	$276,764	$275,472

Cost of products sold (excluding depreciation and amortization)	95,253	94,057	182,716	186,472
Depreciation and amortization	7,525	7,305	14,554	14,052
Selling, general and administrative expenses	19,573	17,391	39,637	36,917
Research and development expenses	1,578	1,460	3,156	2,862
Restructuring	(122)	(18)	(225)	(42)
	123,807	120,195	239,838	240,261
Income from operations	21,325	20,237	36,926	35,211

Interest income	31	12	41	136
Interest expense	(55)	(129)	(164)	(306)
Other expense — net	(382)	(341)	(928)	(1,169)

Income before income tax provision	20,919	19,779	35,875	33,872

Income tax provision	5,716	6,809	10,863	11,088

Net income	15,203	12,970	25,012	22,784

Other comprehensive income (loss), net of tax (Note 9)
Foreign currency translation	971	770	1,095	(5,518)
Pension benefit	120	1,713	322	1,335
Derivatives	(213)	(15)	(419)	559

Total other comprehensive income (loss)	878	2,468	998	(3,624)
Total comprehensive income	$16,081	$15,438	$26,010	$19,160

Net income per common share
Basic	$0.29	$0.24	$0.47	$0.42
Diluted	$0.28	$0.24	$0.46	$0.42

Weighted average shares outstanding
Basic	52,941,805	53,799,261	53,273,293	53,710,300
Diluted	53,845,292	54,547,189	54,181,251	54,375,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Per Share Data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$43,050	$32,942
Receivables (net of allowance of $1,289 and $1,328)	102,210	96,996
Revenue recognized in excess of billings on uncompleted contracts	8,695	8,090
Inventories	109,222	109,517
Deferred income taxes — current	17,701	20,787
Other current assets	10,303	13,118
Total current assets	291,181	281,450

Property, plant and equipment, net	274,078	266,849
Intangibles, net	5,858	5,602
Goodwill	26,677	26,552
Deferred income taxes — long-term	3,855	3,791
Other assets	5,110	5,834

Total assets	$606,759	$590,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,184	$57,213
Restructuring reserve	351	535
Billings in excess of revenue recognized on uncompleted contracts	5,014	5,406
Payroll and benefits payable	10,903	14,144
Accrued income taxes	2,493	2,726
Short-term debt	1,971	2,172
Total current liabilities	79,916	82,196

Long-term debt	55,899	32,114
Deferred income taxes — long-term	32,060	30,902
Accrued pension and other liabilities	23,756	28,361

Total liabilities	191,631	173,573

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 57,412,183 and 57,232,050 shares issued	574	572
Additional paid-in capital	173,892	170,320
Retained earnings	341,236	316,224
Accumulated other comprehensive loss	(142)	(1,140)
	515,560	485,976
Treasury stock, at cost, 7,750,312 and 6,242,326 shares	(100,432)	(69,471)

Total shareholders’ equity	415,128	416,505

Total liabilities and shareholders’ equity	$606,759	$590,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$25,012	$22,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,554	14,052
Employee benefit plan provisions	(90)	893
Stock-based compensation	1,959	1,659
Deferred income tax expense	4,210	1,384
Restructuring	(225)	(42)
Restructuring cash payments	(81)	(3,091)
Changes in assets and liabilities-net of effects from foreign exchange:
Increase in receivables	(4,675)	(2,351)
Decrease (increase) in inventories	605	(4,399)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	1,338	4,392
Increase (decrease) in accounts payable and accrued liabilities	670	(18,333)
Pension contributions	(1,478)	(1,182)
Other items — net	(1,416)	2,033
Net cash provided by operating activities	40,383	17,799

Cash flows from investing activities
Proceeds from sale of assets and businesses	451	642
Capital expenditures	(25,422)	(15,978)
Government grants received	1,243	1,709
Net cash used in investing activities	(23,728)	(13,627)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 4)	1,956	—
Japanese working capital loan repayments — short-term (Note 4)	(1,954)	(16,291)
U.S. credit agreement borrowings — long term (Note 4)	49,950	43,900
U.S. credit agreement repayments — long term (Note 4)	(24,900)	(42,450)
Proceeds of debt obligations	—	10,268
Reductions of debt obligations	(1,734)	(1,015)
Treasury stock purchased	(30,961)	(342)
Common stock issued	1,418	2,781
Net cash used in financing activities	(6,225)	(3,149)

Effect of exchange rate changes on cash and cash equivalents	(322)	1,580

Increase in cash and cash equivalents	10,108	2,603
Cash and cash equivalents, beginning of period	32,942	18,161
Cash and cash equivalents, end of period	$43,050	$20,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.              Restructuring

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which created a challenging business environment for the Company.  As a part of this strategy, the Company closed, and later sold, its Datong, China manufacturing facility and a warehouse in Belgium, temporarily idled a reactivation facility in Blue Lake, California, and reduced headcount.  The Company also consolidated operations at certain locations and evaluated non-core businesses for potential divestiture.

For the three and six months ended June 30, 2014, the Company received proceeds of $0.5 million and recorded a pre-tax gain of $0.1 million for the sale of a warehouse in Belgium.  For the six months ended June 30, 2014, the Company also recorded $0.1 million of restructuring income which represents reductions in the estimated accrual.  For the six months ended June 30, 2013, the Company recorded $0.5 million of restructuring charges and a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China. The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  The restructuring activity was all within the Activated Carbon and Service segment.  The remaining restructuring cash outlays are expected to be made in 2014.

The following table summarizes the restructuring plan and the reserve activity since inception and through the period ended June 30, 2014:

(Thousands, except no. of employees)	Employee Termination Benefits	Asset Write-offs	Gain on Sale	Other	Total Restructuring Activity	Employees Impacted
Restructuring charges	$5,777	$4,000	$—	$434	$10,211	120
2012 Activity	(2,551)	(4,000)	—	(434)	(6,985)	(53)
Balance at December 31, 2012	$3,226	$—	$—	$—	$3,226	67
Restructuring charges (income)	357	—	(578)	92	(129)	4
2013 Activity	(3,048)	—	578	(92)	(2,562)	(67)
Balance at December 31, 2013	$535	$—	$—	$—	$535	4
Restructuring income	(103)	—	(122)	—	(225)	—
2014 Activity to date	(81)	—	122	—	41	(1)
Balance at June 30, 2014	$351	$—	$—	$—	$351	3

2.              Inventories

	June 30, 2014	December 31, 2013

Raw materials	$31,646	$31,603
Finished goods	77,576	77,914
	$109,222	$109,517

Inventories are recorded net of reserves of $2.0 million and $1.9 million for obsolete and slow-moving items as of June 30, 2014 and December 31, 2013, respectively.

3.              Goodwill & Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year.  For purposes of the test, the Company has identified reporting units, as defined within Accounting Standards Codification (ASC) 350, “Intangibles — Goodwill and Other,” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.  The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2014 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2013	$19,961	$6,531	$60	$26,552
Foreign exchange	121	4	—	125
Balance as of June 30, 2014	$20,082	$6,535	$60	$26,677

The following is a summary of the Company’s identifiable intangible assets:

		June 30, 2014
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(614)	$62
Customer Relationships	15.9 Years	10,450	(211)	(8,998)	1,241
Product Certification	5.1 Years	7,691	(36)	(4,391)	3,264
Unpatented Technology	18.4 Years	3,183	—	(2,591)	592
Licenses	20.0 Years	964	(19)	(246)	699
Total	12.9 Years	$22,964	$(266)	$(16,840)	$5,858

		December 31, 2013
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(592)	$84
Customer Relationships	15.9 Years	10,450	(209)	(8,777)	1,464
Product Certification	5.4 Years	7,905	(34)	(5,237)	2,634
Unpatented Technology	18.4 Years	3,183	—	(2,457)	726
Licenses	20.0 Years	964	(43)	(227)	694
Total	12.9 Years	$23,178	$(286)	$(17,290)	$5,602

For the three and six months ended June 30, 2014 and June 30, 2013, the Company recognized $0.6 million and $1.1 million, respectively, of amortization expense related to intangible assets.  As of June 30, 2014, estimated future amortization expense of identifiable intangible assets is $1.1 million for the remaining six months of 2014. The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2015	$1,622
2016	1,391
2017	595
2018	400
2019	191

4.              Borrowing Arrangements

Short-Term Debt

	June 30,	December 31,
	2014	2013
Borrowings under Japanese Working Capital Loan	$1,971	$1,900
Borrowings under Chinese Credit Facility	—	272
Total	$1,971	$2,172

Long-Term Debt

	June 30,	December 31,
	2014	2013
U.S. Credit Agreement Borrowings	$51,300	$26,250
Japanese Term Loan Borrowings	4,435	5,699
Belgian Loan Borrowings	164	165
Total	$55,899	$32,114

U.S. Credit Agreement

On November 6, 2013, the Company entered into a new U.S. Credit Agreement (Credit Agreement).  The Credit Agreement provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which expires on November 6, 2018.  The Company may request that the Revolver be extended for up to two additional one-year periods.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  Total availability under the Revolver as of June 30, 2014 was $171.5 million after considering outstanding letters of credit of $2.2 million and borrowings.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expires on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the closing date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Total availability under the Delayed Draw Term Loan as of June 30, 2014 was $75.0 million. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The Company incurred issuance costs of $0.7 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate based on the highest of (A) the prime rate announced from time to time by the Agent, (B) the daily federal funds open rate plus 0.50% and (C) a daily LIBOR rate plus 1.00%, or (ii) a rate based on the published rate offered by leading banks in the London interbank deposit market (or other foreign country for non-Euro or U.S. denominated currencies) divided by a number equal to 1.00  minus the applicable LIBOR Reserve Percentage comparable borrowings and reserve requirements prescribed by the Board of Governors of the Federal Reserve System of the United States, in each case, plus an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  An amendment to the Credit Agreement was signed on February 10, 2014 which modified the interest rate charged on amounts owed under swing loans to be either (i) a fluctuating Base Rate as described above or (ii) such other interest rates as the Lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of June 30, 2014 ranged from 1.16% to 1.20%.

Total outstanding borrowings under the Revolver were $51.3 million and $26.3 million as of June 30, 2014 and December 31, 2013, respectively, and are shown as long-term debt within the condensed consolidated balance sheets.  There were no outstanding borrowings under the Delayed Draw Term Loan as of June 30, 2014 and December 31, 2013.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.  On July 1, 2014, Company converted borrowings of $45.0 million from its Revolver to the Delayed Draw Term Loan.

Certain of the Company’s Domestic Subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company is permitted to pay dividends so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50.0 million, and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the Lenders will be under no further obligations to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the Agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of June 30, 2014 and December 31, 2013, respectively.  No further bonds can be called on.  The maturity date is April 13, 2018 and the interest rate is 5.35%.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2014 and December 31, 2013, respectively.  Bank guarantees of 0.9 million Euros and 1.0 million Euros were issued as of June 30, 2014 and December 31, 2013, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of June 30, 2014 and December 31, 2013, respectively.

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

On May 10, 2010, CCJ renewed the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of June 30, 2014.  This loan matures on May 10, 2017.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of June 30, 2014, CCJ had 450 million Japanese Yen or $4.4 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheet.  As of December 31, 2013, CCJ had 600 million Japanese Yen or $5.7 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum as of June 30, 2014.  On March 17, 2014, CCJ extended the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2015.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short-term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of June 30, 2014, CCJ had 200 million Japanese Yen or $2.0 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheets.  As of December 31, 2013, CCJ had 200 million Japanese Yen or $1.9 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheet.

Chinese Credit Facility

The Company maintained an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (RMB) or $1.6 million that matured on July 19, 2014 and was not renewed.  There were no outstanding borrowings under this facility as of June 30, 2014.  As of December 31, 2013, total borrowings under this facility were 1.7 million RMB or $0.3 million, and are shown as short-term debt within the Company’s condensed consolidated balance sheet.  The interest rate per annum on outstanding borrowings was 5.32%.

5.              Fair Value Measurements

The following financial instrument assets (liabilities) are presented at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 11 for details relating to borrowing arrangements and derivative instruments).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability.

		June 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Derivative assets	2	$738	$738	$1,874	$1,874
Derivative liabilities	2	(307)	(307)	(423)	(423)
Acquisition earn-out liability	2	(975)	(975)	(850)	(850)
U.S. credit agreement	2	(51,300)	(51,300)	(26,250)	(26,250)
Chinese credit facility	2	—	—	(272)	(272)
Japanese working capital loan	2	(1,971)	(1,971)	(1,900)	(1,900)
Japanese term loan	2	(4,435)	(4,435)	(5,699)	(5,699)
Belgian loan	2	(164)	(164)	(165)	(165)

Cash and cash equivalents, accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The recorded debt amounts are primarily based on the prime rate, LIBOR, or the Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s condensed consolidated balance sheets.

6.              Shareholders’ Equity

The Company’s Board of Directors did not declare or pay a dividend for the three or six month periods ended June 30, 2014 and 2013.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under a share repurchase program resulting in a total remaining availability of $150 million.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in December 2013 at an average price of $20.37 per share.  During the six month period ended June 30, 2014, the Company repurchased an additional 1,485,141 shares at an average price of $20.54 per share.  All of the aforementioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $116.5 million.

7.              Pensions

U.S. Plans:

The following table provides the components of net periodic pension costs of the U.S. plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$196	$292	$447	$583
Interest cost	1,208	1,127	2,407	2,254
Expected return on plan assets	(1,870)	(1,667)	(3,771)	(3,334)
Amortization of prior service cost	19	19	37	38
Net actuarial loss amortization	163	909	439	1,818
Net periodic pension cost	$(284)	$680	$(441)	$1,359

The expected long-term rate of return on plan assets is 7.75% in 2014.

Employer Contributions

In its 2013 financial statements, the Company disclosed that it expected to contribute $1.5 million to its U.S. pension plans in 2014.  As of June 30, 2014, the Company has made contributions of $0.7 million. The Company expects to contribute the remaining $0.8 million over the balance of the year.

European Plans:

The following table provides the components of net periodic pension costs of the European plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$86	$79	$173	$157
Interest cost	411	382	816	756
Expected return on plan assets	(383)	(394)	(760)	(631)
Net actuarial loss amortization	61	126	122	102
Foreign currency translation	—	2	—	8
Net periodic pension cost	$175	$195	$351	$392

The expected long-term rate of return on plan assets is between 4.0% and 5.6% in 2014.

Employer Contributions

In its 2013 financial statements, the Company disclosed that it expected to contribute $2.1 million to its European pension plans in 2014.  As of June 30, 2014, the Company contributed $0.8 million.  The Company expects to contribute the remaining $1.3 million over the balance of the year.

Multi-Employer Plan:

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of June 30, 2014 and December 31, 2013, respectively, the Company has a $0.6 million liability recorded as a component of payroll and benefits payable within its condensed consolidation balance sheets.  Refer to Note 12 for further information related to this multi-employer plan.

8.              Income Taxes

During the second quarter of 2014, the Internal Revenue Service (IRS) completed its joint committee review of the Company’s 2008 amended income tax return.  As a result of the conclusion of this examination, the Company received an income tax refund of $2.5 million including tax and interest which was recorded in other current assets within the Company’s condensed consolidated balance sheet.  The Company released net uncertain tax positions including related accrued interest and penalties of $1.4 million as a result of the conclusion of this examination all of which impacted the Company’s effective tax rate.

The effective tax rate for the three months ended June 30, 2014 was 27.3% compared to 34.4% for the same period in 2013.  The 7.7% reduction of the 2014 rate from the U.S. statutory rate of 35% was primarily related to the net $1.4 million tax benefit from the release of uncertain tax positions following the conclusion of the IRS examination discussed above.  Without the benefit of the release of the uncertain tax positions in the quarter, the Company’s 2014 second quarter effective tax rate would have been 33.9%.  The 2014 second quarter effective tax rate without regard to the uncertain tax position release and the 2013 second quarter effective tax rate were lower than the U.S. statutory rate primarily due to permanent non-taxable items.

The effective tax rate for the six months ended June 30, 2014 was 30.3% compared to 32.7% for the six months ended June 30, 2013.  The tax rate for the six months ended June 30, 2014 was lower than the U.S. Federal statutory rate of 35% due to the aforementioned uncertain tax position release.  The tax rate for the six months ended June 30, 2013 was lower than the U.S. Federal statutory rate primarily due to net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013.

Unrecognized Income Tax Benefits

As of June 30, 2014 and December 31, 2013, the Company’s gross unrecognized income tax benefits were $1.8 million and $3.4 million, respectively.  If recognized, $1.5 million and $2.4 million of the gross unrecognized tax benefits would affect the effective tax rate as of June 30, 2014 and December 31, 2013, respectively.  At this time, the Company believes that it is reasonably possible that approximately $0.5 million of the estimated unrecognized tax benefits as of June 30, 2014 will be recognized within the next twelve months, based on the expiration of statutory periods, of which $0.1 million will impact the Company’s effective tax rate.

9.              Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign			Total Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance, January 1, 2014, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	1,095	(57)	(211)	827
Amounts reclassified from other comprehensive income (loss)	—	379	(208)	171
Net current period other comprehensive income (loss)	1,095	322	(419)	998
Balance, June 30, 2014, net of tax	$17,888	$(18,128)	$98	$(142)

	Foreign			Total Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance, January 1, 2013, net of tax	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income (loss) before reclassifications	(4,486)	115	564	(3,807)
Amounts reclassified from other comprehensive income (loss)	(1,032)	1,220	(5)	183
Net current period other comprehensive income (loss)	(5,518)	1,335	559	(3,624)
Balance, June 30, 2013, net of tax	$11,580	$(32,383)	$652	$(20,151)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (1)
Details about Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement where
(Loss) Components	2014	2013	2014	2013	Net Income is Presented

Foreign Currency Translation Adjustments:
Sale of foreign subsidiary	$—	$—	$—	$1,032	Restructuring (2)
	—	—	—	1,032	Total before tax
	—	—	—	—	Tax (expense) or benefit
	$—	$—	$—	$1,032	Net of tax
Pension Benefit Adjustments:
Prior-service costs	$(19)	$(19)	$(37)	$(38)	(3)
Actuarial losses	(224)	(1,035)	(561)	(1,920)	(3)
	(243)	(1,054)	(598)	(1,958)	Total before tax
	89	393	219	738	Tax (expense) or benefit
	$(154)	$(661)	$(379)	$(1,220)	Net of tax

Derivatives:
Foreign exchange contracts	$83	$260	$216	$430	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	158	(192)	162	(406)	Cost of products sold (excluding depreciation and amortization)
	241	68	378	24	Total before tax
	(104)	—	(170)	(19)	Tax (expense) or benefit
	$137	$68	$208	$5	Net of tax
Total reclassifications for the period	$(17)	$(593)	$(171)	$(183)	Net of tax

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

The income tax benefit associated with the Company’s pension benefits included in accumulated other comprehensive loss was $9.6 million and $9.7 million as of June 30, 2014 and December 31, 2013, respectively.  The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive income was $0.1 million and $0.3 million as of June 30, 2014 and December 31, 2013, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Foreign Currency Translation		Pension Benefit		Derivatives
	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended

June 30, 2014	$31	$39	$89	$219	$(142)	$(287)
June 30, 2013	(109)	181	1,084	738	19	388

10.       Supplemental Cash Flow Information

Cash paid for interest during the six months ended June 30, 2014 and 2013 was $0.3 million and $0.5 million, respectively.  Income taxes paid, net of refunds, for the six months ended June 30, 2014 and 2013, was $4.0 million and $5.5 million, respectively.

The Company has reflected $1.8 million and $0.9 million of its capital expenditures as a non-cash decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2014 and 2013, respectively.

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

The Company also uses natural gas forward contracts to limit the exposure to changes in natural gas prices.  Management’s policy for managing natural gas exposure is to use derivatives to hedge up to 75% of the forecasted natural gas requirements.  The natural gas forward contracts generally mature within twenty-four months.

The Company accounts for its derivative instruments under ASC 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness, are recorded directly to current earnings.  In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the fair value of the Company’s foreign exchange forward contracts, foreign exchange option contracts, and natural gas forward contracts is determined using Level 2 inputs, which are defined as observable inputs.  The inputs used are from market sources that aggregate data based upon market transactions.

The fair value of outstanding derivative contracts in the accompanying condensed consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Locations	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$139	$850
Natural gas contracts	Other current assets	80	189
Foreign exchange contracts	Other assets	3	94
Natural gas contracts	Other assets	2	13

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	455	728
Foreign exchange contracts	Other assets	59	—

Total asset derivatives		$738	$1,874

Liability Derivatives	Balance Sheet Locations	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$196	$391
Foreign exchange contracts	Accrued pension and other liabilities	27	27
Natural gas contracts	Accrued pension and other liabilities	44	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	40	5

Total liability derivatives		$307	$423

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	June 30,	December 31,
(in thousands except for mmbtu)	2014	2013
Natural gas contracts (mmbtu)	805,000	525,000
Foreign exchange contracts	$48,696	$44,110

The use of derivatives exposes the Company to the risk that a counter party may default on a derivative contract.  The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties.  The aggregate fair value of the Company’s derivative instruments in asset positions represents the maximum loss that the Company would recognize at that date if all counterparties failed to perform as contracted.  The Company has entered into various master netting arrangements with counterparties for its foreign exchange contracts to facilitate settlement of gains and losses on these contracts.  These arrangements may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.  The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

The gross and net amounts of derivative assets and liabilities were as follows:

	June 30, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$738	$307	$1,874	$423
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(263)	(263)	(423)	(423)
Net amount	$475	$44	$1,451	$—

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

	Amount of Gain or (Loss)
	Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships:	2014	2013	2014	2013

Foreign exchange contracts	$(142)	$211	$(498)	$1,209
Natural gas contracts	26	(102)	131	(67)
Total	$(116)	$109	$(367)	$1,142

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships:	2014	2013	2014	2013

Foreign exchange contracts	$83	$260	$216	$430
Natural gas contracts	158	(192)	162	(406)
Total	$241	$68	$378	$24

(1)         Assuming market rates remain constant with the rates as of June 30, 2014, a gain of $0.2 million is expected to be recognized in earnings over the next 12 months.

The location of the gain or (loss) reclassified into earnings (effective portion) for derivatives in cash flow hedging relationships is cost of products sold (excluding depreciation and amortization).

For the three and six months ended June 30, 2014 and 2013, there was no gain or (loss) recognized in other expense - net for the foreign exchange contracts related to ineffectiveness and amount excluded from effectiveness testing.

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures. The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated As Hedging Instruments:	2014	2013	2014	2013

Foreign exchange contracts	$(17)	$99	$(215)	$681
Total	$(17)	$99	$(215)	$681

The location of the gain or (loss) recognized in earnings on derivatives not designated as hedging instruments is other expense - net.

12.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability.  At June 30, 2014 and December 31, 2013, the balances recorded were $0.4 million as a component of accounts payable and accrued liabilities and $0.4 million as a component of accrued pension and other liabilities, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses. The Company incurred $42 thousand and $0.2 million of environmental remediation costs for the six months ended June 30, 2014 and 2013, respectively.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

Carbon Imports

General Anti-Dumping Background:  On March 8, 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce (Commerce Department) investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China (PRC).

On March 2, 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing.  Following a finding by the U.S. International Trade Commission that the domestic industry was injured by unfairly traded imports of activated carbon from China, an anti-dumping order imposing these tariffs was issued by the Commerce Department and was published in the Federal Register on April 27, 2007.  All imports from China remain subject to the order.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States’ customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

The Company is a domestic producer, exporter from China (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.), and a U.S. importer of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2013, the Company is currently required to post a duty of $0.073 per pound when importing activated carbon from Calgon Carbon (Tianjin) into the United States.  The impact of the tariffs to the Company’s financial results was not material for the six months ended June 30, 2014 and 2013, respectively.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

There have been six periods of review since the tariffs began.  Periods of Review (POR) I, II, and V related to the periods that ended on March 31, 2008, 2009, and 2012, respectively, and are final and not subject to further review or appeal.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (POR III).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013 the U.S. Court of International Trade (the “Court”) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the Commerce Department to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Commerce Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.

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

Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The U.S. Court of International Trade issued a decision on June 24, 2014 that sustained the Commerce Department’s final results in their entirety.  The parties that filed actions with the Court have until approximately August 23, 2014 to file an appeal with the U.S. Court of Appeals for the Federal Circuit challenging the findings.  If such an appeal is not filed, the decision of the Court affirming the final results of POR IV in their entirety will become final.

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

Sunset Review:  In March 2012, the Commerce Department and U.S. International Trade Commission (ITC) initiated proceedings as part of a five-year “sunset” review to evaluate whether the anti-dumping order should be continued for an additional five years.  The Company, and two other U. S. producers of activated carbon, participated in this review to support continuation of the anti-dumping order for an additional five years.  The Company maintained that the continuation of the anti-dumping order was appropriate as the Commerce Department has determined that Chinese producers and exporters have continued — and, absent continuation of the anti-dumping order, will in the future continue —to sell activated carbon in the United States at unfairly low prices.  This is demonstrated by the positive anti-dumping duty margins and deposit rates determined during the various annual reviews conducted by the Commerce Department since the anti-dumping order took effect in April 2007.  The Company asserted that the disciplining effect of the order played an important role in maintaining fair market pricing of the activated carbon market overall.  Without the anti-dumping order in place, the Company argued that Chinese producers and exporters would resume or increase dumping of certain thermally activated carbon in the United States.  Since the anti-dumping order was published, the Company has reduced its imports of covered activated carbon products from China and has increased production of activated carbon in the United States. On June 6, 2012, the Commerce Department published in the Federal Register its final results in an expedited sunset review, and determined that absent continuation of the anti-dumping order, dumping of Chinese activated carbon in the United States would be likely to continue or recur.  As a result, it determined the order should be continued for an additional five years.

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

Period of Review VI:  On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (POR VI).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon (Tianjin) for POR VI.  On May 19, 2014, the Commerce Department announced its preliminary antidumping margins calculated in connection with POR VI.  The specific preliminary margins calculated by the Commerce Department are as follows: Jacobi Carbons AB $1.71/lb., Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. $0.93/lb., Separate Rate Respondents $1.42/lb., and PRC-Wide Rate $1.10/lb.  Calgon Carbon (Tianjin) was assigned the separate rate respondent margin of $1.42 as it was considered a separate rate respondent.  Based on the agency’s practice in prior administrative reviews, the Company anticipates that the Commerce Department will announce the final results of its administrative review for POR VI in November 2014.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company is eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company is eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.  In June 2014, 2013 and 2012, and July 2011, 2010, 2009 and 2008, the Company applied for such distributions which are typically made in the fourth quarter of each calendar year.  There were no additional amounts received by the Company for the years ended December 31, 2011 and 2010.  In November 2009 and December 2008, the Company received distributions of approximately $0.8 million and $0.2 million, respectively, which reflected

59.57% of the total amount of duties then available and distributed by Customs in connection with the anti-dumping order on certain activated carbon from China.

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

In December 2013, the Company received $0.1 million in connection with the CDSOA distributions for fiscal year 2013.  This amount was equal to 59.57% of the duties distributed by Customs under the anti-dumping order on certain thermally activated carbon from China.  The Company does not anticipate any further material CDSOA distributions in future years.

Period of Review VII:  On April 1, 2014, the Commerce Department published a formal notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  Requests for an administrative review were submitted to the Commerce Department in April 2014.    The Commerce Department has selected Jacobi Carbons AB and Datong Juqiang Activated Carbon Co., Ltd as mandatory respondents to be reviewed.   The Commerce Department’s analysis of POR VII will begin in the third quarter of 2014 and the preliminary results of the Commerce Department’s review of POR VII are anticipated to be announced in late April or early May 2015.

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

In the fall of 2013, the Company, the EPA, and the United States Department of Justice (DOJ) signed and delivered a consent decree which the Court ordered effective on January 29, 2014.  As part of the consent decree, the Company paid a civil penalty of $1.6 million on February 24, 2014, but makes no admissions of any violations.  The Company was required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The testing of stockpile material was completed in the second quarter 2014 and the results are being reviewed by the EPA. The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  A liability related to the aforementioned required ongoing testing and sampling was recognized.  As of June 30, 2014 and December 31, 2013, the balance recorded as a component of accounts payable and accrued liabilities was $0.2 million and $0.3 million, respectively.  The Company incurred $0.1 million of costs for the six months ended June 30, 2014 and zero for 2013 related to the ongoing testing and sampling.

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

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  In January 2013, management filed a claim with its insurance carrier to recover damages for both property and business interruption related to this event.  In March 2013, the Company settled its insurance claim and received $0.4 million from its insurance carrier and recorded it as a deduction to cost of products sold (excluding depreciation and amortization).

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan. As a result, the Company accrued a liability for the past shortfall to its former employees in 2012.  The Company recorded a $0.9 million reduction in this liability as of the quarter ended June 30, 2013.   The Company has had several claims from pensioners seeking compensation for the shortfall.  As of June 30, 2014 and December 31, 2013, respectively, the Company has a $0.6 million liability recorded as a component of payroll and benefits payable within its condensed consolidation balance sheets for the past shortfall to its former employees.  The Company cannot predict if future benefit payments to be made by the multi-employer plan will be reduced.

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

13.       Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net income available to common shareholders	$15,203	$12,970	$25,012	$22,784
Weighted Average Shares Outstanding
Basic	52,941,805	53,799,261	53,273,293	53,710,300
Effect of Dilutive Securities	903,487	747,928	907,958	665,235
Diluted	53,845,292	54,547,189	54,181,251	54,375,535
Net income per common share
Basic	$.29	$.24	$.47	$.42
Diluted	$.28	$.24	$.46	$.42

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 344,299 and 48,288 for the three months ended June 30, 2014 and 2013, respectively, and 344,299 and 381,396 for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Net sales
Activated Carbon and Service	$129,947	$124,009	$247,671	$242,906
Equipment	11,837	14,302	22,304	28,210
Consumer	3,348	2,121	6,789	4,356
	$145,132	$140,432	$276,764	$275,472

Income (loss) from operations before depreciation, amortization, and restructuring
Activated Carbon and Service	$28,600	$27,706	$51,269	$48,605
Equipment	(629)	(624)	(1,616)	(231)
Consumer	757	442	1,602	847
	28,728	27,524	51,255	49,221

Depreciation and amortization
Activated Carbon and Service	6,566	6,353	12,742	12,261
Equipment	795	789	1,490	1,466
Consumer	164	163	322	325
	7,525	7,305	14,554	14,052

Income from operations before restructuring	21,203	20,219	36,701	35,169

Reconciling items:
Restructuring	122	18	225	42
Interest income	31	12	41	136
Interest expense	(55)	(129)	(164)	(306)
Other expense — net	(382)	(341)	(928)	(1,169)
Income before income tax provision	$20,919	$19,779	$35,875	$33,872

	June 30, 2014	December 31, 2013
Total Assets
Activated Carbon and Service	$549,298	$527,430
Equipment	49,102	55,558
Consumer	8,359	7,090
Consolidated total assets	$606,759	$590,078

15.       Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 1.7 million Euros or $2.2 million of the grant as of December 31, 2013 and received 0.9 million Euros or $1.2 million as of June 30, 2014.   The grants have been recognized as a deduction from the carrying amount of the property, plant and equipment on the Company’s condensed consolidated balance sheets in the respective periods received.

16.       New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”.  ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU 2013-04 also requires the nature and amount of the obligation as well as other information about those obligations to be disclosed. The new guidance is effective for fiscal and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively. The Company adopted this guidance effective January 1, 2014, and the adoption has not had a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU, No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent one of these items is not available at the reporting date; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.  The adoption of this ASU has not had a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU, No. 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.   ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.   The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Entities have the option of using either a full retrospective or a modified retrospective approach.   Early adoption is not permitted.    The Company is evaluating the provisions of this ASU and assessing the impact, if any, it may have on the Company’s consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales increased by $4.7 million or 3.3% and $1.3 million or 0.5% for the quarter and year to date periods ended June 30, 2014, respectively, versus the similar 2013 periods.  The total positive impact of foreign currency translation on consolidated net sales was $1.7 million and $1.2 million for the quarter and year to date periods ended June 30, 2014, respectively, versus the same periods for 2013.

Net sales for the quarter and year to date periods ended June 30, 2014 for the Activated Carbon and Service segment increased $6.0 million or 4.8% and $4.8 million or 2.0%, respectively, versus the similar 2013 periods.  The increase in sales for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 is principally due to higher demand in the Environmental Water market of $5.3 million which includes sales of $3.2 million to a water remediation customer in the Americas region.   Higher sales in the Industrial Process market of $2.8 million were driven by volume increases of approximately 16% which were primarily in Europe.   Also contributing to the increase was higher demand and pricing in the Food market of $1.6 million primarily for sweetener customers in the Americas.  Partially offsetting these increases was lower volume in the Specialty Carbon market of $3.6 million primarily due to lower demand for respirator carbon products in the Americas due to a temporary slowdown in U.S. Government purchases.  The increase in sales for the Activated Carbon and Service segment for the year to date period ended June 30, 2014 was due to higher demand and pricing for certain activated carbon products and services in the Food market of $6.6 million which was primarily for three new large orders in the Americas and Europe.  The above mentioned higher demand in the Environmental Water and Industrial Process markets of $6.1 million and $1.8 million, respectively, also contributed to the increase.  Partially offsetting these increases was lower volume and pricing for powder activated carbon in the Environmental Air market of $4.6 million in both Asia and the Americas; lower sales in the Americas Potable Water market of $2.1 million as the 2013 year to date period included sales for two large municipal carbon fills that did not repeat; and lower demand in the Specialty Carbon market of $2.6 million primarily related to respirator carbon products as mentioned above.  Included in the amounts above is the positive impact of foreign currency translation which totaled $1.4 million and $0.8 million, respectively, for quarter and year to date periods ended June 30, 2014.

Net sales for the Equipment segment decreased $2.5 million or 17.2% and $5.9 million or 20.9%, respectively, for the quarter and year to date periods ended June 30, 2014 versus the similar 2013 periods.  The decrease for the quarter ended June 30, 2014 was due to lower sales for both ion exchange systems of $2.0 million and traditional ultraviolet light systems of $2.1 million as a result of several large contracts that were completed during the quarter ended June 30, 2013.  Partially offsetting these decreases was an increase in sales for the Company’s traditional carbon adsorption equipment and ballast water treatment systems of $1.0 million and $0.7 million, respectively, as the result of new contracts that were awarded in 2014.  The decrease for the year to date period ended June 30, 2014 was due to lower sales of traditional ultraviolet light systems of $4.1 million as work related to several large contracts was substantially completed during the 2013 period.  Also contributing to the decline were lower sales of ballast water treatment systems of $1.2 million due to the effects of delayed ratification of the International Maritime Organization ballast water treatment regulations and other U.S. Coast Guard and Environmental Protection Agency related issues.  Foreign currency translation included in the amounts above for the Equipment segment was comparable for the quarter and year to date periods ended June 30, 2014 versus the same 2013 periods.

Net sales for the quarter and year to date periods ended June 30, 2014 for the Consumer segment increased $1.2 million or 57.9% and $2.4 million or 55.9%, respectively, versus the similar 2013 periods due to higher demand for activated carbon cloth from a single, large customer.   Included in the amounts above is the positive impact of foreign currency translation which totaled $0.3 million and $0.4 million, respectively, for quarter and year to date periods ended June 30, 2014.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 34.4% for the quarter ended June 30, 2014 compared to 33.0% for the similar 2013 period, an increase of 1.4 percentage points.  The increase was in the Activated Carbon and Service segment and included the favorable impact of approximately $0.6 million from price increases in the Americas region that were instituted in March 2013.   The second quarter of 2014 also benefitted from a more favorable product mix, particularly in Europe, where margins improved by an estimated $0.3 million as more 2014 sales were of the Company’s produced products versus a higher percentage of outsourced activated carbons that were sold during the second quarter of 2013.   In addition, the second quarter of 2013 included adjustments that increased the estimated costs to complete several projects in process in the Equipment segment that totaled approximately $0.7 million.  Finally, the favorable impact from our cost improvement programs including increased virgin and reactivated carbon production volumes of 12.1% during the second quarter of 2014 contributed to margin improvement in all three regions.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 34.0% for the year to date period ended June 30, 2014 compared to 32.3% for the comparable 2013 period, an increase of 1.7 percentage points.  The increase was primarily in the Activated Carbon and Service segment and included the favorable impact of approximately $1.4 million in the Americas region from price increases that were instituted in March 2013.  The first half of 2014 also benefitted from a more favorable product mix, particularly in Europe, where margins improved by an estimated $0.7 million as more 2014 sales were of the Company’s produced products versus a higher percentage of outsourced activated carbons that were sold during the first half of 2013. In addition, the first half of 2013 included adjustments that increased the estimated costs to complete for several projects in process in the Equipment segment that totaled approximately $0.5 million.  Finally, the favorable impact from our cost improvement programs including increased virgin and reactivated carbon production volumes of 7.7% during the first half of 2014 contributed to margin improvement in all three regions.    The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.2 million and $0.5 million, respectively for the quarter and year to date periods ended June 30, 2014 versus the similar 2013 periods.  The increase for both periods is due primarily to increased depreciation related to the Company’s Gila Bend, Arizona facility that was placed into service in the quarter ended June 30, 2013.

Selling, general and administrative expenses increased $2.2 million or 12.6% and $2.7 million or 7.3%, respectively, for the quarter and year to date periods ended June 30, 2014 versus the comparable 2013 periods.  The increase was principally due to costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s enterprise resource planning (ERP) system of approximately $1.1 million and $1.8 million, respectively, for the quarter and year to date periods ended June 30, 2014.  In addition, the prior year periods included a $0.9 million benefit related to a reduction in a multi-employer pension plan liability that occurred in the second quarter of 2013.

Research and development expenses increased $0.1 million and $0.3 million, respectively, for the quarter and year to date periods ended June 30, 2014 versus the comparable 2013 periods primarily due to higher advanced product testing costs related to mercury removal from flue gas.

For the year to date period ended June 30, 2014, the Company recorded $0.1 million of restructuring income which represents reductions in the estimated accrual.  The Company also recorded a pre-tax gain of $0.1 million for the sale of a warehouse in Belgium for the quarter and year to date periods ended June 30, 2014.  The Company recorded $0.5 million of restructuring charges for the year to date period ended June 30, 2013 related to headcount reductions in the Activated Carbon and Service segment.  These charges were offset by a pre-tax gain of $0.6 million for the sale of the Company’s activated carbon manufacturing facility in Datong, China. The restructuring activity for both years was all in the Activated Carbon and Service segment.   Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Interest income and expense and Other expense were comparable for the quarter and year to date periods ended June 30, 2014 versus the comparable 2013 periods.

The Company’s income tax provision decreased by $1.1 million and $0.2 million for the quarter and year to date periods ended June 30, 2014, respectively, versus the comparable 2013 periods.  The 2014 second quarter tax expense includes a net $1.4 million benefit related to a completed IRS examination and the effective settlement and release of uncertain tax positions.  The 2013 year to date tax expense included a benefit of $1.5 million from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013.  The effective tax rate for the three months ended June 30, 2014 was 27.3% compared to 34.4% for the same period in 2013.   The effective tax rate for the year to date period ended June 30, 2014 was 30.3% compared to 32.7% for the similar 2013 period.  The decrease in the effective tax rate for both 2014 periods primarily relates to the effective settlement and resulting release of uncertain tax positions due to the closing of an IRS examination.

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $40.4 million for the period ended June 30, 2014 compared to $17.8 million for the comparable 2013 period.  The $22.6 million increase is primarily due to favorable working capital changes including a decrease of $19.0 million in accounts payable and accrued liabilities in 2014 primarily due to the timing of payments for raw materials and outsourced carbons.

The Company maintains a U.S. Credit Agreement which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million.  Certain of the Company’s Domestic Subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. The Company must comply with certain financial covenants including a minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of June 30, 2014 and December 31, 2013.

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement and a Working Capital Loan Agreement (the “Japanese Working Capital Loan”).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  On March 17, 2014, CCJ signed an agreement which extended the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2015.

Refer to Note 4, “Borrowing Arrangements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a further details on the Company’s borrowing arrangements.

Common stock dividends were not paid during the quarters ended June 30, 2014 and 2013.

Share Repurchases

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under a share repurchase program to $150 million.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in December 2013 at an average price of $20.37 per share.  During the six month period ended June 30, 2014, the Company repurchased an additional 1,485,141 shares at an average price of $20.54 per share.  All of the aforementioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $116.5 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2014, there have been no material changes in the payment terms of debt and unconditional purchase obligations since December 31, 2013, except for the extension of the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2105 (Refer to Note 4 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).   The Company is obligated to make principal payments on debt outstanding at June 30, 2014 of $2.0 million in 2015, $4.4 million in 2017, and $51.5 million in 2018.  On July 1, 2014, Company converted borrowings of $45.0 million from its Revolver to the Delayed Draw Term Loan.  Under the Delayed Draw Term Loan, the Company is obligated to make quarterly principal installment payments equal to 2.5% of the principal amount of the Delayed Draw Term Loan beginning on January 1, 2016, with the final installment of the remaining principal balance due on the November 6, 2020 maturity date.  As of June 30, 2014, there have been no material changes in the payment terms of operating lease agreements except for a new lease agreement for building space which would increase the payments due by period from 1-3 years, 3-5 years and more than 5 years by $2.7 million, $3.5 million and $23.6 million, respectively.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $25.4 million for the six months ended June 30, 2014 compared to expenditures of $16.0 million for the same period in 2013.  The expenditures for the period ended June 30, 2014 were primarily for improvements to the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi manufacturing facilities.  The expenditures for the period ended June 30, 2013 were primarily for improvements to the Company’s manufacturing facilities including $7.7 million related to the construction of the Company’s Gila Bend, Arizona facility.  Capital expenditures for 2014 are currently projected to be approximately $70.0 to $75.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants in both the U.S. and Europe of $1.2 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively (Refer to Note 15 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

The Company currently expects that cash from annual operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months.  The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis.  Any additional needs will be funded by cash on hand or borrowings under the Company’s Credit Agreement, Japanese Working Capital Loan, or other credit facilities.  Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that cash on hand and borrowings will adequately support each of the segments cash needs.

Cash and cash equivalents include $29.8 million and $27.6 million held by the Company’s foreign subsidiaries at June 30, 2014 and December 31, 2013, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Contingencies

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 12 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a further details.

New Accounting Pronouncements

Refer to Note 16 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on recently issued accounting guidance.

Outlook

Activated Carbon and Service

The Company continues to estimate that for the period 2012 through 2017, the world-wide activated carbon market will increase at a compound annual growth rate of 10.8%.  The Company’s activated carbon and service sales volume for the first half of 2014  increased 5.5% over 2013.  Sales volume growth has come from several sources including the ongoing impacts of environmental regulations as discussed below.  These regulations are expected to lead to volume increases in 2014 and more significant volume increases in future years.  To meet the expected increase in activated carbon demand, the Company recently completed the expansion of its Pearl River facility by 20% - adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility will commence in the second half of 2014.  Other sources of incremental capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study completed in the first half of 2014;

an ongoing product rationalization project that has provided a reduction in stock keeping units (SKU) of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a significant expansion of one of the Company’s existing facilities.  Impediments to near-term growth could include an economic slowdown in any or all of the regions served and, in the future, could also include impacts from delays in environmental regulations further discussed below.

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

Raw material costs for production in 2014 are expected to decline compared to 2013.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2014 primarily as a result of lower pricing achieved in its two recently signed, five-year coal contracts.  These contracts represent approximately 70% of the Company’s current annual coal requirements.  As of June 30, 2014, the Company has approximately 80% of its 2014 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation was published in the Federal Register on February 16, 2012 and became effective on April 16, 2012.  Compliance with MATS will generally be required three years from the effective date (April 2015).  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.  As of June 30, 2014, the Company believes that approximately 20% of the units have been granted a one-year extension by at least 20 different states.  On April 15, 2014, the United States of Appeals for the District of Columbia Circuit (D.C Circuit) denied petitions challenging the final MATS regulation.  The Company views this decision as a major step towards the development of the mercury removal market in the U.S.  However, we understand that the U.S. Supreme Court has received several petitions for certiorari aimed at challenging the D.C. Circuit’s opinion upholding the MATS regulation.  The Company cannot predict when or if the U.S. Supreme Court will hear these appeals.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader. The Company estimates that the current annual demand for mercury removal in North America is 120 million to 150 million pounds and may grow to as much as 350 million to 550 million pounds by 2016.  The Company believes its advanced products for mercury removal which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

Compliance with other proposed emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units are likely to have little impact on activated carbon usage in the future; however, the EPA proposed CPS for “existing” electric generating units released in June of 2014.  The Company is evaluating the rule, but believes that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators, should generators opt to retire or repower their coal-fired electric generation units.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of MATS, the Carbon Pollution Standards proposal for existing electric generating units, and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  It should also be noted that wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed for mercury removal.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market volume opportunity to a level below the low end of aforementioned forecasted demand of 350 million to 550 million pounds.  However, in that case, the Company could expect to increase its share of this market.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) is another growth driver for the Company.  Disinfection Byproducts (DBPs) are compounds that form when natural occurring organic materials in drinking water sources react with the chemicals used to disinfect the water. Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the DBP Rule in 2006, and requires water utilities to be in compliance with the rule in a phased manner between 2012 and 2015.   Utilities can request delays up to 24 months if necessary to secure capital funding to install compliance technology. The Company currently estimates that this regulation may increase the annual demand for GAC by municipal water utilities in the United States to more than 70 million pounds by 2015.  This market also provides an opportunity for the Company’s service business by converting customers from the use of virgin carbon to reactivated carbon.  The Company’s custom reactivation facilities in Arizona, California, New York, and Ohio have all received certification from the National Sanitation Foundation (NSF) International.  This certification verifies that potable custom reactivated carbon is safe for reuse in municipal drinking water treatment applications.

In Europe, the Company was awarded a multi-year contract by a large water provider in the United Kingdom (UK). The Company will supply virgin carbon and reactivation services for up to a ten year period and plans to restart and upgrade its Tipton plant in the UK for that purpose.  The planned upgrades are estimated to require $9.5 million of capital expenditures and will be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, has begun undergoing equipment modifications and a significant capacity expansion.   The plant should return to operation in late 2014 with the additional capacity and planned upgrades completed in 2015.

China also announced that it will commit billions of dollars to water and wastewater improvements.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that U.S. demand for its ultraviolet light (UV) systems will continue, as smaller municipalities must meet implementation deadlines through 2015 for EPA regulations to treat for Cryptosporidium in drinking water.  UV remains the technology of choice for controlling Cryptosporidium and Giardia under the U.S. EPA LT2 regulations.

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the Coast Guard by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of June 19, 2014, 144 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

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

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 40 countries representing 30.25% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will approximate $28 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012 and 2013, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has yet to ramp up owing to the delay in ratification of the IMO BWMC.  This has limited the number of Hyde GUARDIAN® orders received.  During first half of 2014, the Company sold 59 ballast water treatment systems.  During 2013, 2012, and 2011, the Company sold 64, 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 360 systems valued at approximately $78 million.

Backlog for the Equipment segment as of June 30, 2014 was $20.9 while backlog at December 31, 2013 was $19.4 million.

Consumer

Sales of activated carbon cloth increased $2.4 million or 55.9% in the first six months of 2014 as compared to the first six months of 2013.  In spite of the significant year over year growth through June, the Company believes this business will grow only modestly for the full 2014 year due to increased demand in its primary markets - medical and defense.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2014.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting:

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings

See Note 12 to the unaudited interim Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Item 1A.            Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — April 30, 2014	347,796	$20.80	347,700	$119,001,350
May 1 — May 31, 2014	124,397	$20.11	124,100	$116,505,693
June 1 — June 30, 2014	—	$—	—	$116,505,693

(1)         Includes 393 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 8, 2014	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer