Form 10-Q
period 2014-09-30
CALGON CARBON Corp
filed 2014-11-05
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2014
Common Stock, $.01 par value per share	53,216,763 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

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

INDEX

		Page

PART 1 — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Introduction to the Condensed Consolidated Financial Statements	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	4

	Condensed Consolidated Balance Sheets (unaudited)	5

	Condensed Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	24

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	32

SIGNATURES		33
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

In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$137,699	$139,375	$414,463	$414,847

Cost of products sold (excluding depreciation and amortization)	90,106	93,001	272,822	279,473
Depreciation and amortization	7,570	7,347	22,124	21,399
Selling, general and administrative expenses	19,544	19,362	59,181	56,279
Research and development expenses	1,638	1,614	4,794	4,476
Restructuring income	(27)	(87)	(252)	(129)
Litigation and other contingencies	—	266	—	266
	118,831	121,503	358,669	361,764
Income from operations	18,868	17,872	55,794	53,083

Interest income	15	3	56	139
Interest expense	(32)	(122)	(196)	(428)
Other expense — net	(401)	(395)	(1,329)	(1,564)

Income before income tax provision	18,450	17,358	54,325	51,230

Income tax provision	6,226	5,473	17,089	16,561

Net income	12,224	11,885	37,236	34,669

Other comprehensive income (loss), net of tax (Note 9)
Foreign currency translation	(9,207)	4,551	(8,112)	(967)
Pension benefit	503	425	825	1,759
Derivatives	665	(391)	246	168

Total other comprehensive income (loss)	(8,039)	4,585	(7,041)	960
Total comprehensive income	$4,185	$16,470	30,195	$35,629

Net income per common share
Basic	$0.23	$0.22	$0.70	$0.64
Diluted	$0.23	$0.22	$0.69	$0.64

Weighted average shares outstanding
Basic	52,856,846	53,900,119	53,132,952	53,774,268
Diluted	53,759,306	54,763,796	54,039,057	54,506,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Per Share Data)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$41,973	$32,942
Receivables (net of allowance of $871 and $1,328)	96,339	96,996
Revenue recognized in excess of billings on uncompleted contracts	8,732	8,090
Inventories	104,227	109,517
Deferred income taxes — current	17,355	20,787
Other current assets	10,708	13,118
Total current assets	279,334	281,450

Property, plant and equipment, net	279,753	266,849
Intangibles, net	5,889	5,602
Goodwill	26,417	26,552
Deferred income taxes — long-term	2,935	3,791
Other assets	5,094	5,834

Total assets	$599,422	$590,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,730	$57,213
Restructuring reserve	297	535
Billings in excess of revenue recognized on uncompleted contracts	4,501	5,406
Payroll and benefits payable	12,452	14,144
Accrued income taxes	1,434	2,726
Short-term debt	913	2,172
Current portion of long-term debt	152	—
Total current liabilities	73,479	82,196

Long-term debt	53,108	32,114
Deferred income taxes — long-term	31,256	30,902
Accrued pension and other liabilities	21,263	28,361

Total liabilities	179,106	173,573

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 57,421,080 and 57,232,050 shares issued	574	572
Additional paid-in capital	174,901	170,320
Retained earnings	353,460	316,224
Accumulated other comprehensive loss	(8,181)	(1,140)
	520,754	485,976
Treasury stock, at cost, 7,750,609 and 6,242,326 shares	(100,438)	(69,471)

Total shareholders’ equity	420,316	416,505

Total liabilities and shareholders’ equity	$599,422	$590,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$37,236	$34,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,124	21,399
Employee benefit plan provisions	(144)	1,370
Stock-based compensation	2,840	2,391
Deferred income tax expense	3,717	2,877
Restructuring income	(252)	(129)
Restructuring cash payments	(83)	(3,124)
Changes in assets and liabilities-net of effects from foreign exchange:
Increase in receivables	(806)	(7,096)
Decrease (increase) in inventories	3,935	(3,289)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	1,481	8,177
Decrease in accounts payable and accrued liabilities	(5,508)	(15,140)
Pension contributions	(2,366)	(3,547)
Other items — net	(795)	573
Net cash provided by operating activities	61,379	39,131

Cash flows from investing activities
Proceeds from sale of assets and businesses	451	642
Capital expenditures	(43,775)	(22,053)
Government grants received	1,209	1,709
Net cash used in investing activities	(42,115)	(19,702)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 4)	3,330	—
Japanese working capital loan repayments — short-term (Note 4)	(4,301)	(16,291)
U.S. credit agreement borrowings — long term (Note 4)	68,950	64,900
U.S. credit agreement repayments — long term (Note 4)	(46,200)	(71,150)
Proceeds of debt obligations	—	10,476
Reductions of debt obligations	(1,734)	(1,015)
Treasury stock purchased (Note 6)	(30,967)	(344)
Common stock issued	1,547	3,410
Net cash used in financing activities	(9,375)	(10,014)

Effect of exchange rate changes on cash and cash equivalents	(858)	2,401

Increase in cash and cash equivalents	9,031	11,816
Cash and cash equivalents, beginning of period	32,942	18,161
Cash and cash equivalents, end of period	$41,973	$29,977

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

For the three and nine months ended September 30, 2014, the Company recorded $27 thousand and $0.1 million of restructuring income which represents reductions in the estimated accrual.  The Company also received proceeds of $0.5 million and recorded a pre-tax gain of $0.1 million for the sale of a warehouse in Belgium for the nine months ended September 30, 2014.  For the three and nine months ended September 30, 2013, the Company recorded $(87) thousand and $0.4 million of restructuring (income) charges, respectively.  For the nine months ended September 30, 2013, the Company also recorded a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China. The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  The restructuring activity was all within the Activated Carbon and Service segment.  The remaining restructuring cash outlays are expected to be made in 2014.

The following table summarizes the restructuring plan and the reserve activity since inception and through the period ended September 30, 2014:

(Thousands, except no. of employees)	Employee Termination Benefits	Asset Write-offs	Gain on Sale	Other	Total Restructuring Activity	Employees Impacted
Restructuring charges	$5,777	$4,000	$—	$434	$10,211	120
2012 Activity	(2,551)	(4,000)	—	(434)	(6,985)	(53)
Balance at December 31, 2012	$3,226	$—	$—	$—	$3,226	67
Restructuring charges (income)	357	—	(578)	92	(129)	4
2013 Activity	(3,048)	—	578	(92)	(2,562)	(67)
Balance at December 31, 2013	$535	$—	$—	$—	$535	4
Restructuring income	(130)	—	(122)		(252)	—
2014 Activity to date	(108)	—	122		14	(2)
Balance at September 30, 2014	$297	$—	$—	$—	$297	2

2.              Inventories

	September 30, 2014	December 31, 2013

Raw materials	$27,156	$31,603
Finished goods	77,071	77,914
	$104,227	$109,517

Inventories are recorded net of reserves of $2.7 million and $1.9 million for obsolete and slow-moving items as of September 30, 2014 and December 31, 2013, respectively.

3.              Goodwill & Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year.  For purposes of the test, the Company has identified reporting units, as defined within Accounting Standards Codification (ASC) 350, “Intangibles — Goodwill and Other,” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly. The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.  The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2014 are as follows:

	Activated
	Carbon &
	Service	Equipment	Consumer
	Segment	Segment	Segment	Total

Balance as of December 31, 2013	$19,961	$6,531	$60	$26,552
Foreign exchange	(58)	(77)	—	(135)
Balance as of September 30, 2014	$19,903	$6,454	$60	$26,417

The following is a summary of the Company’s identifiable intangible assets:

		September 30, 2014
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(625)	$51
Customer Relationships	15.9 Years	10,450	(247)	(9,107)	1,096
Product Certification	5.5 Years	8,410	(50)	(4,780)	3,580
Unpatented Technology	18.4 Years	3,183	—	(2,657)	526
Licenses	20.0 Years	964	(66)	(262)	636
Total	12.8 Years	$23,683	$(363)	$(17,431)	$5,889

		December 31, 2013
	Weighted Average	Gross Carrying	Foreign	Accumulated	Net Carrying
	Amortization Period	Amount	Exchange	Amortization	Amount

Amortized Intangible Assets:
Patents	20.0 Years	$676	$—	$(592)	$84
Customer Relationships	15.9 Years	10,450	(209)	(8,777)	1,464
Product Certification	5.4 Years	7,905	(34)	(5,237)	2,634
Unpatented Technology	18.4 Years	3,183	—	(2,457)	726
Licenses	20.0 Years	964	(43)	(227)	694
Total	12.9 Years	$23,178	$(286)	$(17,290)	$5,602

For the three and nine months ended September 30, 2014, the Company recognized $0.6 million and $1.7 million, respectively, of amortization expense related to intangible assets.  For the three and nine months ended September 30, 2013, the Company recognized $0.5 million and $1.6 million, respectively, of amortization expense related to intangible assets.  As of September 30, 2014, estimated future amortization expense of identifiable intangible assets is $0.6 million for the remaining three months of 2014.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2015	$1,671
2016	1,441
2017	661
2018	468
2019	259

4.              Borrowing Arrangements

Short-Term Debt

	September 30,	December 31,
	2014	2013
Borrowings under Japanese Working Capital Loan	$913	$1,900
Borrowings under Chinese Credit Facility	—	272
Total	$913	$2,172

Long-Term Debt

	September 30,	December 31,
	2014	2013
U.S. Credit Agreement Borrowings	$49,000	$26,250
Japanese Term Loan Borrowings	4,108	5,699
Belgian Loan Borrowings	152	165
Total	53,260	32,114
Less current portion of long-term debt	(152)	—
Net	$53,108	$32,114

U.S. Credit Agreement

On November 6, 2013, the Company entered into a new U.S. Credit Agreement (Credit Agreement).  The Credit Agreement provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which expires on November 6, 2018.  The Company may request that the Revolver be extended for up to two additional one-year periods.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  Total availability under the Revolver as of September 30, 2014 was $218.8 million after considering outstanding letters of credit of $2.2 million and borrowings.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expires on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the closing date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total availability under the Delayed Draw Term Loan as of September 30, 2014 was $30.0 million. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The Company incurred issuance costs of $0.7 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the Lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of September 30, 2014 ranged from 1.2% to 1.31%.

Total outstanding borrowings under the Revolver were $4.0 million and $26.3 million as of September 30, 2014 and December 31, 2013, respectively.  Total outstanding borrowings under the Delayed Draw Term Loan were $45.0 million and zero as of September 30, 2014 and December 31, 2013, respectively.  The Outstanding borrowings are shown as long-term debt within the condensed consolidated balance sheets.   The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (the “Belgian Loan”) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of September 30, 2014 and December 31, 2013, respectively.  No further bonds can be called on.  The interest rate on the loan is 5.35%, and the loan will be paid in full as of December 31, 2014.  The Belgian Loan is guaranteed by a mortgage mandate on the Feluy site and is subject to customary reporting requirements, though no financial covenants exist.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2014 and December 31, 2013, respectively.  Bank guarantees of 0.9 million Euros and 1.0 million Euros were issued as of September 30, 2014 and December 31, 2013, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of September 30, 2014 and December 31, 2013, respectively.

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

On May 10, 2013, CCJ renewed the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of September 30, 2014.  This loan matures on May 10, 2017.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of September 30, 2014, CCJ had 450 million Japanese Yen or $4.1 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheet.  As of December 31, 2013, CCJ had 600 million Japanese Yen or $5.7 million outstanding and recorded as long-term debt within the Company’s condensed consolidated balance sheet.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum as of September 30, 2014.  On March 17, 2014, CCJ extended the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2015.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short-term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  The borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.  As of September 30, 2014, CCJ had 100 million Japanese Yen or $0.9 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheet.  As of December 31, 2013, CCJ had 200 million Japanese Yen or $1.9 million outstanding and recorded as short-term debt within the Company’s condensed consolidated balance sheet.

Chinese Credit Facility

The Company maintained an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (RMB) or $1.6 million that matured and was terminated on July 19, 2014.  On August 14, 2014, the Company entered into an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provides for an uncommitted line of credit totaling 5.0 million RMB or $0.8 million which matures on July 19, 2015.  The Company is jointly and severally liable as the guarantor under the Facility Letter.  As of September 30, 2014, there were no borrowings outstanding under this facility.  As of December 31, 2013, total borrowings under the prior facility were 1.7 million RMB or $0.3 million, and are shown as short-term debt within the Company’s condensed consolidated balance sheet.

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

		September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Derivative assets	2	$1,731	$1,731	$1,874	$1,874
Derivative liabilities	2	(261)	(261)	(423)	(423)
Acquisition earn-out liability	2	(720)	(720)	(850)	(850)
Short-term debt	2	(913)	(913)	(2,172)	(2,172)
Long-term debt, including current portion	2	(53,260)	(53,260)	(32,114)	(32,114)

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

6.              Shareholders’ Equity

The Company’s Board of Directors did not declare or pay a dividend for the three or nine month periods ended September 30, 2014 and 2013.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under a share repurchase program resulting in a total remaining availability of $150 million.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in December 2013 at an average price of $20.37 per share.  During the nine months ended September 30, 2014, the Company repurchased an additional 1,485,141 shares at an average price of $20.54 per share.  All of the aforementioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $116.5 million.

7.              Pensions

U.S. Plans:

The following table provides the components of net periodic pension (benefit) costs of the U.S. plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$224	$291	$671	$874
Interest cost	1,204	975	3,611	3,229
Expected return on plan assets	(1,885)	(1,661)	(5,656)	(4,995)
Amortization of prior service cost	18	18	55	56
Net actuarial loss amortization	219	909	658	2,727
Net periodic pension cost	$(220)	$532	$(661)	$1,891

The expected long-term rate of return on plan assets is 7.75% in 2014.

During the third quarter of 2014, the Company offered a one-time opportunity to certain eligible terminated vested participants to elect a lump sum payment of their respective pension benefits to be paid in the fourth quarter of 2014.  As a result, the Company currently believes that it may incur a settlement charge in the fourth quarter of 2014 related to such elections which is not yet estimable.

Employer Contributions

In its 2013 financial statements, the Company disclosed that it expected to contribute $1.5 million to its U.S. pension plans in 2014.  As of September 30, 2014, the Company has made contributions of $1.2 million.  The Company expects to contribute the remaining $0.3 million over the balance of the year.

European Plans:

The following table provides the components of net periodic pension costs of the European plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$83	$80	$255	$237
Interest cost	404	390	1,220	1,146
Expected return on plan assets	(379)	(326)	(1,140)	(957)
Net actuarial loss amortization	60	53	182	155
Foreign currency translation	—	4	—	12
Net periodic pension cost	$168	$201	$517	$593

The expected long-term rate of return on plan assets is between 4.0% and 5.6% in 2014.

Employer Contributions

In its 2013 financial statements, the Company disclosed that it expected to contribute $2.1 million to its European pension plans in 2014.  As of September 30, 2014, the Company contributed $1.1 million.  The Company expects to contribute the remaining $1.0 million over the balance of the year.

Multi-Employer Plan:

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  The Company has a $0.7 million and $0.6 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.   Refer to Note 12 for further information related to this multi-employer plan.

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

The effective tax rate for the three months ended September 30, 2014 was 33.8% compared to 31.5% for the same period in 2013.  The tax rate for the three months ended September 30, 2014 was slightly lower than the U.S. Federal statutory rate of 35% due to the mix of income earned in foreign taxing jurisdictions where the tax rate is lower than the U.S. rate.  The 2013 effective tax rate was impacted by benefits related to the release of uncertain tax positions due to statute expirations and by permanent deductions.

The effective tax rate for the nine months ended September 30, 2014 was 31.5% compared to 32.3% for the nine months ended September 30, 2013.  The tax rate for the nine months ended September 30, 2014 was lower than the U.S. Federal statutory rate of 35% due to the $1.4 million tax benefit from the release of uncertain tax positions following the conclusion of the IRS examination discussed above, the mix of income earned in foreign taxing jurisdictions where the tax rate is lower than the U.S. rate, and other permanent non-taxable items.   The tax rate for the nine months ended September 30, 2013 was lower than the U.S. Federal statutory rate primarily due to net tax benefits from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013.

Unrecognized Income Tax Benefits

As of September 30, 2014 and December 31, 2013, the Company’s gross unrecognized income tax benefits were $1.9 million and $3.4 million, respectively.  If recognized, $1.6 million and $2.4 million of the gross unrecognized tax benefits would affect the effective tax rate as of September 30, 2014 and December 31, 2013, respectively.  At this time, the Company believes that it is reasonably possible that approximately $0.4 million of the estimated unrecognized tax benefits as of September 30, 2014 will be recognized within the next twelve months, based on the expiration of statutory periods, of which $0.1 million will impact the Company’s effective tax rate.

9.              Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign			Total Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance, January 1, 2014, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	(8,112)	254	558	(7,300)
Amounts reclassified from other comprehensive income (loss)	—	571	(312)	259
Net current period other comprehensive income (loss)	(8,112)	825	246	(7,041)
Balance, September 30, 2014, net of tax	$8,681	$(17,625)	763	(8,181)

	Foreign			Total Accumulated
	Currency	Pension		Other
	Translation	Benefit		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance, January 1, 2013, net of tax	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income (loss) before reclassifications	65	(69)	320	316
Amounts reclassified from other comprehensive income (loss)	(1,032)	1,828	(152)	644
Net current period other comprehensive income (loss)	(967)	1,759	168	960
Balance, September 30, 2013, net of tax	$16,131	$(31,959)	$261	$(15,567)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (1)
Details about Accumulated Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement where
(Loss) Components	2014	2013	2014	2013	Net Income is Presented

Foreign Currency Translation Adjustments:
Sale of foreign subsidiary	$—	$—	$—	$1,032	Restructuring (2)
	—	—	—	1,032	Total before tax
	—	—	—	—	Tax (expense) or benefit
	$—	$—	$—	$1,032	Net of tax
Pension Benefit Adjustments:
Prior-service costs	$(18)	$(18)	$(55)	$(56)	(3)
Actuarial losses	(279)	(962)	(840)	(2,882)	(3)
	(297)	(980)	(895)	(2,938)	Total before tax
	105	372	324	1,110	Tax (expense) or benefit
	$(192)	$(608)	$(571)	$(1,828)	Net of tax

Derivatives:
Foreign exchange contracts	$90	$339	$306	$769	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	91	(70)	253	(476)	Cost of products sold (excluding depreciation and amortization)
	181	269	559	293	Total before tax
	(77)	(122)	(247)	(141)	Tax (expense) or benefit
	$104	$147	$312	$152	Net of tax
Total reclassifications for the period	$(88)	$(461)	$(259)	$(644)	Net of tax

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

The income tax benefit associated with the Company’s pension benefits included in accumulated other comprehensive loss was $9.8 million and $9.7 million as of September 30, 2014 and December 31, 2013, respectively.  The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive income was $0.4 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension benefit	$105	$372	$324	$1,110
Derivatives	372	(244)	86	144

10.   Supplemental Cash Flow Information

The Company has reflected $2.5 million and $(1.0) million of its capital expenditures as a non-cash increase and decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2014 and 2013, respectively.

11.   Derivative Instruments

The Company uses foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the forecasted intercompany sales to its European, Canadian, and Japanese subsidiaries.  The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations.

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

The fair value of outstanding derivative contracts in the accompanying condensed consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Locations	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1,029	$850
Natural gas contracts	Other current assets	30	189
Foreign exchange contracts	Other assets	155	94
Natural gas contracts	Other assets	10	13

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	473	728
Foreign exchange contracts	Other assets	34	—

Total asset derivatives		$1,731	$1,874

Liability Derivatives	Balance Sheet Locations	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$—	$391
Natural gas contracts	Accounts payable and accrued liabilities	55	—
Foreign exchange contracts	Accrued pension and other liabilities	1	27
Natural gas contracts	Accrued pension and other liabilities	107	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	85	5
Foreign exchange contracts	Accrued pension and other liabilities	13	—

Total liability derivatives		$261	$423

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	September 30,	December 31,
(in thousands except for mmbtu)	2014	2013
Natural gas contracts (mmbtu)	1,010,000	525,000
Foreign exchange contracts	$44,890	$44,110

The use of derivatives exposes the Company to the risk that a counter party may default on a derivative contract.  The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties.  The aggregate fair value of the Company’s derivative instruments in asset positions represents the maximum loss that the Company would recognize at that date if all counterparties failed to perform as contracted.  The Company has entered into various master netting arrangements with counterparties to facilitate settlement of gains and losses on these contracts.  These arrangements may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.  The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.

The gross and net amounts of derivative assets and liabilities were as follows:

	September 30, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,731	$261	$1,874	$423
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(40)	(40)	(423)	(423)
Net amount	$1,691	$221	$1,451	$—

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
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships:	2014	2013	2014	2013

Foreign exchange contracts	$1,409	$(336)	$911	$874
Natural gas contracts	(182)	(19)	(51)	(86)
Total	$1,227	$(355)	$860	$788

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships:	2014	2013	2014	2013

Foreign exchange contracts	$90	$339	$306	$769
Natural gas contracts	91	(70)	253	(476)
Total	$181	$269	$559	$293

(1)         Assuming market rates remain constant with the rates as of September 30, 2014, a gain of $1.0 million is expected to be recognized in earnings over the next 12 months.

The location of the gain or (loss) reclassified into earnings (effective portion) for derivatives in cash flow hedging relationships is cost of products sold (excluding depreciation and amortization).

For the three and nine months ended September 30, 2014 and 2013, there was no gain or (loss) recognized in other expense - net related to ineffectiveness and amount excluded from effectiveness testing.

Other

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated As Hedging Instruments:	2014	2013	2014	2013

Foreign exchange contracts	$89	$152	$(126)	$833
Total	$89	$152	$(126)	$833

The location of the gain or (loss) recognized in earnings on derivatives not designated as hedging instruments is other expense - net.

12.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property is probable and recorded the liability.  As of both September 30, 2014 and December 31, 2013, the balances recorded were $0.4 million as a component of accounts payable and accrued liabilities and $0.4 million as a component of accrued pension and other liabilities, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

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

The Company is a domestic producer, exporter from China (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd.(Calgon Carbon Tianjin)), and a U.S. importer of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2013, the Company is currently required to post a duty of $0.073 per pound when importing activated carbon from Calgon Carbon Tianjin into the United States.  The impact of the tariffs to the Company’s financial results was not material for the nine months ended September 30, 2014 and 2013, respectively.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

There have been seven periods of review since the tariffs began.  Periods of Review (POR) I, II, and V related to the periods that ended on March 31, 2008, 2009, and 2012, respectively, and are final and not subject to further review or appeal.

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

On January 9, 2014, the Commerce Department filed its remand redetermination with the Court.  In its redetermination, the Commerce Department continued to calculate a zero duty for imports of steam activated carbon entered into the United States by the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the United States that were not subjected to an individual investigation.  Those separate rate exporters had previously been assigned a margin of approximately $0.127 per pound.  The Company is contesting this aspect of the Commerce Department’s redetermination and has submitted comments to the Court in that regard.  A decision from the Court addressing the Commerce Department’s redetermination is expected in the fourth quarter of 2014 or first quarter of 2015.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (POR IV).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.

Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate at the time of the Commerce Department’s POR IV proceedings continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The U.S. Court of International Trade issued a decision on June 24, 2014 that sustained the Commerce Department’s final results in their entirety.   An appeal of this decision has been filed with the U.S. Court of Appeals for the Federal Circuit by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.  A decision by the Court of Appeals on the Chinese exporters’ challenges is anticipated during or after the second quarter of 2015.

Period of Review V:  On April 2, 2012, the Commerce Department published a formal notice allowing parties to request a fifth annual administrative review of the anti-dumping duty order covering the period April 1, 2011 through March 31, 2012 (POR V).  On November 26, 2013, the Commerce Department published the final results of its review of POR V.  The Commerce Department calculated final antidumping duty margins for the two mandatory respondents, Jacobi Carbons AB and Ningxia Huahui Activated Carbon Co., of $0.01/lb. and $0.18/lb., respectively.  Based on these antidumping margins, the Commerce Department calculated a margin of $0.07/lb. for cooperative exporters that were not individually reviewed but were found eligible to receive a separate rate.  Albemarle Corporation, which was determined by the Commerce Department to be a domestic wholesaler of activated carbon, requested a review of Calgon Carbon Tianjin.  As a result, Calgon Carbon Tianjin was assigned the separate rate respondent margin of $0.07/lb.

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

Period of Review VI:  On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (POR VI).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon Tianjin for POR VI.  On May 19, 2014, the Commerce Department announced its preliminary antidumping margins calculated in connection with POR VI.  The specific preliminary margins calculated by the Commerce Department are as follows: Jacobi Carbons AB $1.71/lb., Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. $0.93/lb., Separate Rate Respondents $1.42/lb., and PRC-Wide Rate $1.10/lb.  Calgon Carbon Tianjin was assigned the separate rate respondent margin of $1.42 as it was considered a separate rate respondent.  Based on the agency’s practice in prior administrative reviews, the Company anticipates that the Commerce Department will announce the final results of its administrative review for POR VI on or about November 19, 2014.

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

Period of Review VII:  On April 1, 2014, the Commerce Department published a formal notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  Requests for an administrative review were submitted to the Commerce Department in April 2014.    The Commerce Department has selected Jacobi Carbons AB and Datong Juqiang Activated Carbon Co., Ltd as mandatory respondents to be reviewed.   The Commerce Department’s analysis of POR VII began in the third quarter of 2014 and the preliminary results of the Commerce Department’s review of POR VII are anticipated to be announced in late April or early May 2015.  Calgon Carbon Tianjin is participating in this review as a cooperative respondent.

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).  The alleged violations mainly concerned the Company’s hazardous waste spent activated carbon regeneration facility.  The Company accrued $2.0 million as its estimate of potential loss related to this matter as of December 31, 2010 and later reduced that accrual by $0.2 million in the year ended December 31, 2012.  In the fall of 2013, the Company, the EPA, and the United States Department of Justice (DOJ) signed and delivered a consent decree which the Court ordered effective on January 29, 2014.  During the quarter ended September 30, 2013, the Company recorded a reduction of $0.2 million from its accrual for this matter to reflect the agreed upon civil penalty.  As part of the consent decree, the Company paid a civil penalty of $1.6 million on February 24, 2014, but makes no admissions of any violations.

The Company was required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The testing of stockpile material was completed in the second quarter 2014 and the Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company is reviewing this request. The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  During the quarter ended September 30, 2013, the Company recognized net costs of approximately $0.4 million related primarily to the required ongoing testing and sampling as previously mentioned.   As of September 30, 2014 and December 31, 2013, the balance recorded as a component of accounts payable and accrued liabilities was $0.1 million and $0.3 million, respectively.

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

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees in 2012.  The Company recorded a $0.2 million and $1.1 million reduction in this liability as of the three and nine months ended September 30, 2013.   The Company has had several claims from pensioners seeking compensation for the shortfall.  As of September 30, 2014 and December 31, 2013, respectively, the Company has a $0.7 million and $0.6 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall to its former employees.  The Company cannot predict if future benefit payments to be made by the multi-employer plan will be reduced.

In the first quarter of 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan and that the local Labor Court heard that issue with respect to a different employer in the fall of 2014.  The Company has been told by counsel representing the employees in that case that the Labor Court found in favor of the employees; however, no opinion has yet been published by the Court. The Company is not agreeing to pay such adjustments at this time.  If the Labor Court publishes an opinion that the other employer must make such adjustments then the Company may need to consider adjustments in the future.  The Company is currently unable to estimate the likelihood that cost of living adjustments will be necessary or to estimate the amount or range of reasonably possible liabilities, if any, resulting from such adjustments.

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

13. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net income available to common shareholders	$12,224	$11,885	$37,236	$34,669
Weighted Average Shares Outstanding
Basic	52,856,846	53,900,119	53,132,952	53,774,268
Effect of Dilutive Securities	902,460	863,677	906,105	732,110
Diluted	53,759,306	54,763,796	54,039,057	54,506,378
Net income per common share
Basic	$0.23	$0.22	$0.70	$0.64
Diluted	$0.23	$0.22	$0.69	$0.64

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 341,174 and zero for the three months ended September 30, 2014 and 2013, respectively, and 341,174 and 25,625 for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales
Activated Carbon and Service	$124,372	$123,027	$372,043	$365,933
Equipment	10,803	13,419	33,107	41,629
Consumer	2,524	2,929	9,313	7,285
	$137,699	$139,375	$414,463	$414,847

Income (loss) from operations before depreciation, amortization, and restructuring
Activated Carbon and Service	$26,752	$24,951	$78,021	$73,556
Equipment	(783)	(628)	(2,399)	(859)
Consumer	442	809	2,044	1,656
	26,411	25,132	77,666	74,353

Depreciation and amortization
Activated Carbon and Service	6,742	6,468	19,484	18,729
Equipment	698	725	2,188	2,191
Consumer	130	154	452	479
	7,570	7,347	22,124	21,399

Income from operations before restructuring	18,841	17,785	55,542	52,954

Reconciling items:
Restructuring income	27	87	252	129
Interest income	15	3	56	139
Interest expense	(32)	(122)	(196)	(428)
Other expense — net	(401)	(395)	(1,329)	(1,564)
Income before income tax provision	$18,450	$17,358	$54,325	$51,230

	September 30, 2014	December 31, 2013
Total Assets
Activated Carbon and Service	$542,806	$527,430
Equipment	50,023	55,558
Consumer	6,593	7,090
Consolidated total assets	$599,422	$590,078

15.  Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 1.7 million Euros or $2.2 million of the grant as of December 31, 2013 and received an additional 0.9 million Euros or $1.2 million as of September 30, 2014.   The grants have been recognized as a deduction from the carrying amount of the property, plant and equipment on the Company’s condensed consolidated balance sheets in the respective periods received.

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

In May 2014, the FASB issued ASU, No. 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.   ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.   The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Entities have the option of using either a full retrospective or a modified retrospective approach.   Early adoption is not permitted.    The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales decreased by $1.7 million or 1.2% and $0.4 million or 0.1% for the quarter and year to date periods ended September 30, 2014, respectively, versus the similar 2013 periods.  The total positive impact of foreign currency translation on consolidated net sales was $0.6 million and $1.8 million for the quarter and year to date periods ended September 30, 2014, respectively, versus the same periods for 2013.

Net sales for the quarter and year to date periods ended September 30, 2014 for the Activated Carbon and Service segment increased $1.3 million or 1.1% and $6.1 million or 1.7%, respectively, versus the similar 2013 periods.  The increase in sales for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 is principally due to higher sales in the Industrial Process market of $2.1 million driven by volume increases of approximately 12% which were primarily in Europe and Asia.  In addition, higher sales in the Environmental Water market of $0.8 million related to a water remediation customer in the Americas region.   Partially offsetting these increases was lower sales in the Specialty Carbon market of $1.6 million primarily due to lower demand for metal recovery products in the Americas as sales in 2013 did not repeat in 2014.  The increase in sales for the Activated Carbon and Service segment for the year to date period ended September 30, 2014 was largely due to higher demand and pricing in the Food market of $6.8 million for sweetener customers which was driven by three new large orders in the Americas and Europe.  The above mentioned higher demand in the Industrial Process and Environmental Water and markets of $3.9 million and $6.9 million, respectively, also contributed to the year to date increase.  Partially offsetting these increases was lower demand in the Specialty Carbon market of $4.6 million primarily related to metal recovery products as mentioned above, and lower demand of respirator carbon products due to a temporary slowdown in U.S. Government purchases; lower volume and pricing for powder activated carbon in the Asian Environmental Air market of $3.8 million; and lower sales in the Americas Potable Water market of $2.6 million as the 2013 year to date period included sales for two large municipal carbon fills that did not repeat.  Included in the amounts above is the positive impact of foreign currency translation which totaled $0.4 million and $1.3 million, respectively, for quarter and year to date periods ended September 30, 2014.

Net sales for the Equipment segment decreased $2.6 million or 19.5% and $8.5 million or 20.5%, respectively, for the quarter and year to date periods ended September 30, 2014 versus the similar 2013 periods.  The decrease for the quarter ended September 30, 2014 was due to lower sales for both the traditional carbon adsorption equipment of $2.4 million and traditional ultraviolet light systems of $1.1 million as a result of several large contracts that were completed during the prior year more than offset new contracts.   Partially offsetting these decreases were increases in sales for ballast water treatment systems of $0.6 million as the result of new contracts that were awarded in 2014.  The decrease for the year to date period ended September 30, 2014 was due to lower sales of traditional ultraviolet light systems of $5.2 million and ion exchange systems of $1.4 million as work related to several large contracts was substantially completed during the 2013 period.   Also contributing to the decline were lower sales of ballast water treatment systems of $0.6 million due to the effects of delayed ratification of the International Maritime Organization ballast water treatment regulations and other U.S. Coast Guard and Environmental Protection Agency related issues and lower sales of $1.4 million for traditional carbon adsorption equipment as mentioned above.  Foreign currency translation included in the amounts above for the Equipment segment was comparable for the quarter and year to date periods ended September 30, 2014 versus the same 2013 periods.

Net sales for the Consumer segment decreased $0.4 million or 13.8% for the quarter ended September 30, 2014 versus the 2013 period and increased $2.0 million or 27.8% for the year to date periods ended September 30, 2014 as compared to the 2013 period.  The decrease for the quarter partially offset the increase experienced in the first six months of 2014 as compared to 2013 which was due to higher demand for activated carbon cloth from a single, large customer.   Included in the amounts above is the positive impact of foreign currency translation which totaled $0.2 million and $0.6 million, respectively, for quarter and year to date periods ended September 30, 2014.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 34.6% for the quarter ended September 30, 2014 compared to 33.3% for the similar 2013 period, an increase of 1.3 percentage points.  The increase was in the Activated Carbon and Service segment and included the favorable impact of approximately $0.8 million from price increases in the Americas region that were instituted in March 2013.  The third quarter of 2014 also benefited from lower coal costs of approximately $0.7 million from lower pricing in two coal contracts.   Finally, the favorable impact from our cost improvement programs contributed to margin improvement in all three regions.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 34.2% for the year to date period ended September 30, 2014 compared to 32.6% for the comparable 2013 period, an increase of 1.6 percentage points.  The increase was primarily in the Activated Carbon and Service segment and included the favorable impact of approximately $2.2 million in the Americas region from price increases and lower coal costs of approximately $0.9 million, as mentioned above.  In addition, the first nine months of 2013 included adjustments that increased the estimated costs to complete for several projects in process in the Equipment segment that totaled approximately $0.6 million.  Finally, the favorable impact from our cost improvement programs including increased carbon production volumes of 3.9% during the first nine months of 2014 contributed to margin improvement in all three regions.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.2 million and $0.7 million, respectively for the quarter and year to date periods ended September 30, 2014 versus the similar 2013 periods.  The increase for the year to date period is due primarily to increased depreciation related to the Company’s Gila Bend, Arizona facility that was placed into service in the quarter ended June 30, 2013.

Selling, general and administrative expenses increased $0.2 million or 0.9% and $2.9 million or 5.2%, respectively, for the quarter and year to date periods ended September 30, 2014 versus the comparable 2013 periods.  The increase was principally due to costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s enterprise resource planning (ERP) system of approximately $1.1 million and $2.9 million, respectively, for the quarter and year to date periods ended September 30, 2014.  Also contributing to the year over year increases was the absence of a $0.2 million and $1.1 million benefit related to a multi-employer pension plan in the quarter and year to date periods ended September 30, 2013, respectively.   Partially offsetting the higher expense in both periods was the favorable impact from our cost improvement programs.

Research and development expenses were comparable for the quarter ended September 30, 2014 and increased $0.3 million for the year to date period ended September 30, 2014 versus the comparable 2013 periods.  The increase for the year to date period was primarily due to higher advanced product testing costs related to mercury removal from flue gas.

For the year to date period ended September 30, 2014, the Company recorded $0.3 million of restructuring income which represents reductions in the estimated accrual and a pre-tax gain for the sale of a warehouse in Belgium.  For the year to date period ended September 30, 2013, the Company recorded $0.5 million of restructuring charges related to headcount reductions and recorded a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China.  Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Litigation and other contingencies of $0.3 million for the quarter ended September 30, 2013 relate primarily to environmental expenses at the Company’s Catlettsburg, Kentucky production facility (refer to Note 12 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).

Interest income and Other expense - net were both comparable for the quarter and year to date periods ended September 30, 2014 versus the comparable 2013 periods.

Interest expense for the quarter ended September 30, 2014 decreased $0.1 million primarily as a result of an increase in capitalized interest versus the comparable 2013 period.  For the year to date period ended September 30, 2014, interest expense decreased $0.2 million versus the comparable 2013 period primarily due to lower average debt outstanding, an increase in capitalized interest and lower interest rates under the Company’s borrowing arrangements during the 2014 period.

The Company’s income tax provision increased by $0.7 million and $0.5 million for the quarter and year to date periods ended September 30, 2014, respectively, versus the comparable 2013 periods.  The increase in pre-tax earnings for the quarter increased tax expense approximately $0.4 million compared to the similar 2013 period.  In addition, the prior year period included an approximate $0.2 million benefit related to the release of uncertain tax positions when compared to the 2014 period.  For the year to date period, federal tax expense increased approximately $1.1 million resulting from an increase in pre-tax earnings and state income taxes increased approximately $0.5 million compared to the similar 2013 period.  Partially offsetting these increases was a benefit related to the mix of income earned in foreign taxing jurisdictions where the tax rate is lower than the U.S. rate.   In addition, year to date tax expense includes a net $1.4 million benefit related to a completed IRS examination and the effective settlement and release of uncertain tax positions in 2014.  The 2013 year to date tax expense included a benefit of $1.5 million from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013.

The effective tax rate for the quarter ended September 30, 2014 was 33.8% compared to 31.5% for the same period in 2013.   The increase in the effective tax rate compared to the prior year primarily related to a less favorable mix of income earned in foreign tax jurisdictions whose tax rate is lower than the U.S. rate in 2014, and uncertain tax positions released in the prior year in excess of those released in 2014.  The effective tax rate for the year to date period ended September 30, 2014 was 31.5% compared to 32.3% for the similar 2013 period.  The decrease in the effective tax rate for 2014 compared to the prior year was primarily related to the effective settlement and resulting release of uncertain tax positions due to the closing of an IRS examination.  This benefit was partially offset by an increase of permanent differences in 2014.

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

Financial Condition

Working Capital and Liquidity

Cash flows provided by operating activities were $61.4 million for the period ended September 30, 2014 compared to $39.1 million for the comparable 2013 period.  The $22.3 million increase is primarily due to favorable working capital changes including of $9.6 million from accounts payable and accrued liabilities primarily due to the timing of payments for raw materials and outsourced carbons and $7.2 million from a reduction in inventories during 2014.  The inventory decline resulted from lower inventory costs in 2014 as well as a reduction in coal inventory.

The Company maintains a U.S. Credit Agreement which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million.  Certain of the Company’s Domestic Subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. The Company must comply with certain financial covenants including a minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of September 30, 2014 and December 31, 2013.

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement and a Working Capital Loan Agreement (the Japanese Working Capital Loan).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  On March 17, 2014, CCJ signed an agreement which extended the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2015.

The Company maintained an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (RMB) or $1.6 million that matured and was terminated on July 19, 2014.  On August 14, 2014, the Company entered into an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provides for an uncommitted line of credit totaling 5.0 million RMB or $0.8 million.  The Company is jointly and severally liable as the guarantor under the Facility Letter.  The Facility Letter matures on July 19, 2015.

Refer to Note 4, “Borrowing Arrangements,” to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

Common stock dividends were not paid during the quarters ended September 30, 2014 and 2013.

Share Repurchases

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under a share repurchase program to $150 million.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in December 2013 at an average price of $20.37 per share.  During the nine month period ended September 30, 2014, the Company repurchased an additional 1,485,141 shares at an average price of $20.54 per share.  All of the aforementioned repurchases which were made during the first six months of 2014, were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $116.5 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2014, there have been no material changes in the payment terms of debt since December 31, 2013, except for the conversion by the Company of $45.0 million of borrowings from its Revolver to its Delayed Draw Term Loan.  Under the Delayed Draw Term Loan, the Company is obligated to make quarterly principal installment payments equal to 2.5% of the principal amount of the Delayed Draw Term Loan beginning on January 1, 2016, with the final installment of the remaining principal balance due on the November 6, 2020 maturity date.  In addition, the maturity date of the Japanese Working Capital Loan was extended from April 2, 2014 to April 2, 2015.  Also, the 10.0 million Renminbi (RMB) Chinese credit facility matured and was terminated on July 19, 2014, and on August 14, 2014, a new uncommitted line of credit was signed totaling 5.0 million RMB or $0.8 million which matures on July 19, 2015.  (Refer to Note 4 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).   The Company is obligated to make principal payments on debt outstanding as of September 30, 2014 of $0.2 million in 2014, $0.9 million in 2015, $4.5 million in 2016, $8.6 million in 2017, $8.5 million in 2018, $4.5 million in 2019 and $27.0 million in 2020.

As of September 30, 2014, there have been no material changes from December 31, 2013 in the payment terms of operating lease agreements except for a new lease agreement for building space which would increase the payments due by period from 1-3 years, 3-5 years and more than 5 years by $2.7 million, $3.5 million and $23.6 million, respectively.  As of September 30, 2014, there have been no material changes in the payment terms of unconditional purchase obligations from December 31, 2013.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $43.8 million for the nine months ended September 30, 2014 compared to expenditures of $22.1 million for the same period in 2013.  The expenditures for the period ended September 30, 2014 were primarily for improvements to the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi manufacturing facilities, along with SAP re-implementation project expenditures.  The expenditures for the period ended September 30, 2013 were primarily for improvements to the Company’s manufacturing facilities including $8.3 million related to the construction of the Company’s Gila Bend, Arizona facility.  Capital expenditures for 2014 are currently projected to be approximately $70.0 million to $75.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants in both the U.S. and Europe of $1.2 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively (Refer to Note 15 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q).

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

Cash and cash equivalents include $30.6 million and $27.6 million held by the Company’s foreign subsidiaries as of September 30, 2014 and December 31, 2013, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Contingencies

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 12 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details.

New Accounting Pronouncements

Refer to Note 16 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on recently issued accounting guidance.

Outlook

Activated Carbon and Service

The Company continues to estimate that for the period 2012 through 2017, the world-wide activated carbon market will increase at a compound annual growth rate of 10.8%.  The Company’s activated carbon and service sales volume for the first nine months of 2014 increased only 0.1% over 2013.  However, the impacts of environmental regulations are expected to lead to significant volume increases beginning in 2015, as discussed below.  To meet the expected increase in activated carbon demand, the Company recently completed the expansion of its Pearl River facility by 20% - adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility has commenced in the third quarter of 2014.  Other sources of incremental capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in stock keeping units (SKU) of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a significant expansion of one of the Company’s existing facilities.  Impediments to near-term growth could include an economic slowdown in any or all of the regions served and, in the future, could also include impacts from delays in environmental regulations further discussed below.

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

Raw material costs for production in 2014 are expected to decline compared to 2013.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2014 primarily as a result of lower pricing achieved from two five-year coal contracts signed in December 2013.  These contracts represent approximately 70% of the Company’s current annual coal requirements.  As of September 30, 2014, the Company has approximately 80% of its 2014 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation was published in the Federal Register on February 16, 2012 and became effective on April 16, 2012.  Compliance with MATS will generally be required three years from the effective date (April 2015).  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.  As of September 30, 2014, the Company believes that approximately 20% of the units have been granted a one-year extension by at least 20 different states.  On April 15, 2014, the United States of Appeals for the District of Columbia Circuit (D.C Circuit) denied petitions challenging the final MATS regulation.  The Company views this decision as a major step towards the development of the mercury removal market in the U.S.  However, we understand that the U.S. Supreme Court has received several petitions for certiorari aimed at challenging the D.C. Circuit’s opinion upholding the MATS regulation.  The Company cannot predict when or if the U.S. Supreme Court will hear these appeals.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader.  Based on standard carbon products, the Company estimates that the current annual demand for mercury removal in North America is 120 million to 150 million pounds and may grow to as much as 350 million to 550 million pounds by 2016.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.

Compliance with other proposed emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units are likely to have little impact on activated carbon usage in the future; however, the EPA proposed CPS for “existing” electric generating units released in June of 2014.  The Company is evaluating the rule, but believes that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators, should generators opt to retire or repower their coal-fired electric generation units.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of MATS, the Carbon Pollution Standards proposal for existing electric generating units, and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  It should also be noted that wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed for mercury removal.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market volume opportunity to a level below the low end of aforementioned forecasted demand of 350 million to 550 million pounds of standard activated carbon.  However, in that case, the Company could expect to increase its share of this market.

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

In Europe, the Company was awarded a multi-year contract by a large water provider in the United Kingdom (UK).  The Company will supply virgin carbon and reactivation services for up to a ten year period and plans to restart and upgrade its Tipton plant in the UK for that purpose.  The planned upgrades are estimated to require $9.5 million of capital expenditures and will be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, has begun undergoing equipment modifications and a significant capacity expansion.   The plant should return to operation in the spring of 2015 with the additional capacity and planned upgrades completed in late 2015.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the Coast Guard by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of September 25, 2014, 256 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

In 2012, the Coast Guard approved NSF International (NSF), located in Ann Arbor, Michigan as the first Independent Laboratory to work with manufacturers in the Type Approval process for ballast water treatment systems.  Det Norske Veritas (DNV) AS, located in Hovik, Norway, became the second entity to achieve the status of an Independent Laboratory (IL) in June 2013.  The IL’s are gearing up to work with manufacturers on testing for US Type Approval — a process that is expected to take from one to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 43 countries representing 32.54% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will approximate $28 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012, 2013 and 2014, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the fore mentioned Coast Guard extensions.  This has suppressed the number of Hyde GUARDIAN® orders received.  During first nine months of 2014, the Company sold 91 ballast water treatment systems.  During 2013, 2012, and 2011, the Company sold 64, 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 380 systems valued at approximately $80 million.

Backlog for the Equipment segment as of September 30, 2014 was $21.1 million while backlog at December 31, 2013 was $19.4 million.

Consumer

Sales of activated carbon cloth increased $2.0 million or 27.8% in the first nine months of 2014 as compared to the first nine months of 2013.  In spite of the year over year growth through September, the Company believes this business will grow only modestly for the full 2014 year due to increased demand in its primary markets - medical and defense.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2014.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.            Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Item 6.                     Exhibits

Exhibit No.	Description	Method of filing

10.1	Uncommitted Revolving Loan Facility Letter by and between The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Shanghai Branch and Calgon Carbon (Suzhou) Co., Ltd. dated August 14, 2014	(a)

10.2	Unconditional Guarantee from Calgon Carbon Corporation in favor of The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Shanghai Branch dated August 14, 2014	(b)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)                   Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-10776).

(b)                   Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-10776).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 5, 2014	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer