Form 10-K
period 2014-12-31
CALGON CARBON Corp
filed 2015-02-26
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2014

or

☐         Transition Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to              .

Commission file number 1-10776

Calgon Carbon Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-0530110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 GSK Drive
Moon Township, Pennsylvania	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (412) 787-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 5, 2015, there were outstanding 52,782,398 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2014 was $1,087,728,040.63.  The closing price of the Company’s common stock on June 30, 2014, as reported on the New York Stock Exchange was $22.33.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s	III
Annual Meeting of Shareholders to be held on May 5, 2015

Forward-Looking Information Safe Harbor

This Annual Report contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believes,” “estimates,” “anticipates,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Some of the factors that could affect future performance of the Company are changes in, or delays in the enactment of, regulations that cause a market for our products, costs of imports and related tariffs, changes in foreign currency exchange rates, higher energy and raw material costs, planned and unplanned shutdowns of one or more facilities, availability of capital and environmental requirements as they relate both to our operations and our customers, competitive technologies and businesses, global political and economic developments, potential failure to innovate, labor relations, the cyclical nature of our equipment segment, validity of patents and other intellectual property, potential goodwill impairment and pension costs.  In the context of the forward-looking information provided in this Annual Report, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in this Annual Report.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

Products and Services

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation, and concentration of liquids, gases, and other media through its three reportable business segments:  Activated Carbon and Service, Equipment, and Consumer. The Activated Carbon and Service segment manufactures and markets granular and powdered activated carbon for use in more than 700 distinct market applications that remove organic compounds from water, air, and other liquids and gases. The Service aspect of this segment consists of carbon reactivation and the leasing, monitoring and maintenance of carbon adsorption equipment (explained below).  The Equipment segment provides solutions to customers’ air, water and other liquid purification problems through the design, fabrication, installation and sale of equipment systems that utilize one or more of the Company’s enabling technologies: carbon adsorption, UV light (for BWT, drinking water, and wastewater), and advanced IX technologies. The Consumer segment supplies activated carbon cloth for use in medical, military, and industrial applications.

For further information, refer to Note 19 to the consolidated financial statements in Item 8 of this Annual Report.

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

The Company’s custom reactivation process for U.S. municipal drinking water treatment plants is specially tailored to meet the unique demands of the drinking water industry. Activated carbon reactivation for use in drinking water treatment facilities in the United States must adhere to requirements of the American Water Works Association (AWWA) standard B605. Perhaps the most important requirement of this standard is the reactivator must return to the municipality/water provider its own activated carbon that has been reactivated. Unlike industrial activated carbon reactivation practiced by a number of carbon companies, where carbons from different customers can be co-mingled and reactivated as a pooled material, drinking water carbons are kept carefully segregated. This means that a drinking water provider’s activated carbon is kept separate not only from industrial customers’ carbons, but from other drinking water providers’ carbons as well, to avoid any potential cross-contamination. The Company maintains the integrity of each drinking water provider’s carbon, and its potable reactivation facilities and procedures strictly adhere to AWWA B605. The Company’s Blue Lake, California, Columbus, Ohio, North Tonawanda, New York, and Gila Bend, Arizona plants have received certification from the National Sanitation Foundation International (NSF) under NSF/ANSI Standard 61: Drinking Water System Components - Health Effects for custom reactivated carbon for potable water applications. NSF International is an independent, not-for-profit organization committed to protecting and improving public health and the environment. Spent municipal potable carbons reactivated at the Columbus, North Tonawanda, and Gila Bend plants are certified per NSF/ANSI Standard 61 which is the nationally recognized measure to evaluate the health effects for components and materials that contact drinking water.

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

Sales for the Activated Carbon and Service segment were $498.2 million, $482.3 million, and $485.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The proprietary ISEP® (Ionic Separator) and CSEP® (chromatographic separator) units are used for the purification, separation and recovery of many products in the food, pharmaceutical, mining, chemical, and biotechnology industries.  The ISEP® and CSEP® Continuous Separator units perform ion exchange and chromatographic separations using countercurrent processing.  The ISEP® and CSEP® systems are currently used at over 600 installations worldwide in more than 40 applications in industrial settings, as well as in selected environmental applications including perchlorate and nitrate removal from drinking water. The core technology of the ISEP® and CSEP® systems is the proprietary rotary distribution valve offered with a turntable for movement of media vessels.  In addition, recent advances in rotary distribution valve design has enabled the Company to offer ISEP®and CSEP® technology without a turntable by simulating the movement of media vessels, while keeping all the process and design advantages of the technology.

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

Sales for the Equipment segment were $45.3 million, $54.9 million, and $66.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Sales for the Consumer segment were $11.6 million, $10.7 million, and $10.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Markets

The Company participates in six primary markets:  Potable Water, Industrial Process, Environmental Water, Environmental Air, Food, and Specialty Markets.  Potable Water applications include municipal drinking water treatment as well as point of entry and point of use devices.  Applications in the Industrial Process Market include catalysis, product recovery and purification of chemicals and pharmaceuticals, as well as process water treatment. The major sub markets for the two Environmental markets include wastewater treatment, groundwater remediation, ballast water treatment, VOC removal from vapors, and mercury control in flue gas streams. Food applications include brewing, bottling, and sweetener purification.  Medical, personal protection (military and industrial), automotive, consumer, and precious metals applications comprise the Specialty Market.

Potable Water Market.  The Company sells activated carbons, equipment, custom reactivation services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water.  The activated carbon adsorption technology is used to remove disinfection by-products precursors, pesticides and other dissolved organic material to meet or exceed current regulations and to remove tastes and odors to make the water acceptable to the public.  The Company also sells to original equipment manufacturers (OEMs) of home water purification systems.  Granular and powdered activated carbon products are sold in this market and in many cases the granular activated carbon functions both as the primary filtration media as well as an adsorption media to remove contaminants from the water.  Ion exchange resins are sold in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate in water.  UV advanced oxidation systems are sold for the destruction of waterborne contaminants, and UV disinfection systems are sold for the inactivation of pathogens in surface water.

Industrial Process Market.  In industrial processing, the Company’s products are used either for purification, separation or concentration of customers’ products in the manufacturing process. The Company sells a wide range of activated carbons to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, soda ash, antibiotics, and vitamins.  Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid. Further, activated carbon is used in treatment of natural gas, biogas and other high purity gases to remove unwanted contamination. The liquefied natural gas industry uses activated carbons to remove mercury compounds that would otherwise corrode process equipment. Activated carbons are also sold for gasoline vapor recovery equipment.  The Company’s advanced ion exchange technology is used for a variety of industrial processes including separation and recovery in hydrometallurgy applications, decolorization in pulp and paper, the production of organic and inorganic chemicals, and the purification of brine.

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

The Company’s Rayox® UV System is an industry staple for the destruction of groundwater pollutants such as 1,4-dioxane, MTBE and vinyl chlorate.  Rayox® is also used for the removal of alcohol, phenol and acetone in process water and total organic compound (TOC) reduction in wastewater treatment.

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

Food Market.  Sweetener manufacturers are the principal purchasers of the Company’s products in the food industry. The Company’s specialty acid-washed activated carbon products are used in the purification of dextrose and high fructose corn syrup.  Activated carbons are also sold for use in the purification of cane sugar.  Other food processing applications include de-colorization and purification of many different foods and beverages and for purifying water, liquids and gases prior to usage in brewing and bottling.  Continuous ion-exchange systems are also used in this market for the production of lysine and vitamin E as well as purification of dextrose, high fructose corn syrup and sugar cane.

Specialty Market.  The Company is a major supplier of specialty activated carbons to manufacturers of gas masks for the United States and European military as well as protective respirators and collective filters for first responders and private industry.  The markets for collective filters for U.S. and European military equipment, indoor air quality, and air containment in incineration and nuclear applications are also serviced.

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

In the Asia Pacific Region, the Company maintains offices in Singapore; Tokyo, Japan; Osaka, Japan; Suzhou, China; Hong Kong; and Taipei, Taiwan, and uses direct sales as well as agents and distributors to manage sales.

In Europe, the Company has sales offices in Feluy, Belgium; Ashton-in-Makerfield, United Kingdom; Houghton le-Spring, United Kingdom; Beverungen, Germany; and Gothenburg, Sweden, and operates through a direct sales force. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, and Africa.

All offices can play a role in sales of products or services from any of the Company’s segments.  Geographic sales information can be found in Note 19 to the consolidated financial statements in Item 8 of this Annual Report.  Also refer to Risk Factors in Item 1A.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog

The Company had a sales backlog of $18.3 million and $22.3 million as of January 31, 2015 and 2014, respectively, in the Equipment segment.  The $4.0 million decrease was a result of several large contracts that were completed during the prior year that more than offset new contracts.  The Company expects to carry approximately $3.9 million of the 2015 backlog into 2016 and $0.2 million into 2017.

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

A number of other smaller competitors engage in the production and sale of activated carbons in local markets, but do not compete with the Company on a global basis.  These companies compete with the Company in the sale of specific types of activated carbons, but do not generally compete with a broad range of products in the worldwide activated carbon business.  For example, ADA Carbon Solutions, owned by Energy Capital Partners, competes with the Company in the America’s market for the removal of mercury from coal-fired power plant flue gas.

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

Hyde Marine’s ballast water treatment competition utilizing UV and filtration includes Panasia of Busan, Korea, Alfa Lavel of Sweden and Optimarin of Norway.  As of December 31, 2014, there are 23 IMO Type Approved treatment systems that utilize UV.

Raw Materials

The principal raw material purchased by the Company for its Activated Carbon and Service segment is bituminous coal from mines primarily in the United States purchased under long-term and annual supply contracts, as well as spot purchases.

The Company purchases natural gas from various suppliers for use in its Activated Carbon and Service segment production facilities.  In both the United States and Europe, substantially all natural gas is purchased pursuant to various annual and multi-year contracts with natural gas companies.

The Company buys various metals, acids and other additives that are used within the activated carbon production process to enhance the performance of certain products.  These materials are bought under multi-year and annual contracts, as well as on a spot basis.

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

Research programs include new and improved methods for manufacturing and utilizing new and enhanced activated carbons such as the commercial sales of numerous products for mercury removal from flue gas, including a proprietary third generation sulfur tolerant carbon with commercial sales.

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

For ballast water treatment, Hyde Marine has active R&D for continued ballast treatment efficacy testing in multiple marine environments and new product development to extend the range, usability and end application.  As two examples, the Hyde GUARDIAN® has achieved IECEx Certification from the registrar Det Norske Veritas (DNV) for installation in hazardous areas and the addition of multiple filters to its IMO type approval.

Research and development expenses were $6.4 million, $6.0 million, and $8.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Patents and Trade Secrets

The Company possesses a substantial body of technical knowledge and trade secrets and owns 73 United States patent applications and/or patents as well as 217 patent applications and/or patents in other countries.  The issued United States and foreign patents expire in various years from 2015 through 2031.

The technology embodied in these patents, trade secrets, and technical knowledge applies to all phases of the Company’s business including production processes, product formulations, and application engineering.  The Company considers this body of technology important to the conduct of its business.

Regulatory Matters

The Company is subject to various environmental health and safety laws and regulations of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 17 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for further details.

Employee Relations

As of December 31, 2014, the Company employed 1,096 persons on a full-time basis, 787 of whom were salaried and non-union hourly production, office, supervisory and sales personnel.  The United Steelworkers represent 249 hourly personnel in the United States.  The current contracts with the United Steelworkers expire on July 31, 2018, at the Pittsburgh, Pennsylvania facility, February 10, 2016 at the Columbus, Ohio facility and June 9, 2017 at the Company’s Catlettsburg, Kentucky facility.  The 60 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts that expired on December 31, 2014 and are in the process of being renegotiated.  The Company also has hourly employees at three non-union United Kingdom facilities, six non-union United States facilities one each located in Arizona, California, Mississippi, and New York and two in Pennsylvania, as well as at two non-union China facilities.

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

Copies of Corporate Governance Documents

The following Company corporate governance documents are available free of charge at the Company’s website at www.calgoncarbon.com and such information is available in print to any shareholder who requests it by contacting the Secretary of the Company at 3000 GSK Drive, Moon Township, PA 15108.

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

For example, on December 16, 2011, the EPA published the Mercury and Air Toxic Standard. The final rule has a three year compliance schedule for most power plants.  Litigation is pending which could defer implementation of mercury reduction regulation for years or indefinitely.  Specifically, in November 2014 the U.S. Supreme Court agreed to review the rule.   Oral argument is scheduled for March 2015 and a decision is expected in June 2015.  The EPA could also grant extensions which could defer implementation of the regulations. The Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

Also, the Hyde GUARDIAN® ballast water treatment system developed and sold by our Hyde Marine, Inc. subsidiary received type approval from the International Maritime Organization (IMO) in April 2009.  However, the IMO Ballast Water Management Convention, which would mandate the use of IMO approved ballast water treatment systems for ships in international traffic, has yet to be ratified.  Similarly, the United States Coast Guard (USCG) has published regulations for the regulation of ballast water in U.S waters.  The Company and other ballast water treatment system manufacturers have received Alternate Management System designation from the USCG but this is a temporary designation.   The USCG has not yet approved any ballast water treatment system, including the Hyde GUARDIAN® ballast water treatment system, under its new regulations.  Any delay in the implementation of the USCG regulations could have an adverse affect on the Company’s anticipated growth.

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

We conduct significant business operations in several foreign countries.  Of our 2014 net sales, approximately 53% were sales to customers outside of the United States, and 2014 net sales denominated in non-U.S. dollars represented approximately 48% of our overall net sales.  We conduct business in the local currencies of each of our foreign subsidiaries or affiliates.  Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements.  The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future.  Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

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

We use bituminous coal as the main raw material in our activated carbon production process.  Based upon our current projected usage and price, we estimate that our 2015 coal costs in the United States will be approximately $26.9 million excluding the cost of transportation to our carbon manufacturing facilities.  We have various annual and multi-year contracts in place for the supply of our coal that expire at various intervals from 2015 to 2018 and cover approximately 86% of our expected 2015 tonnage.  Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, floods or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand.  We use very specific high quality metallurgical coals for many of our products.  Our inability to obtain these high-quality coals at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse affect on our financial results.  In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs.  Based upon the current estimated usage and price of coal in 2015, a hypothetical 10% increase in the price of coal, excluding transportation costs, that is not covered by our supply contracts, would result in $0.5 million of additional pre-tax expense to us.  We may not be able to pass through raw material price increases to our customers.

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

Our capital expenditures were $63.5 million in 2014 and are forecasted to be approximately $80.0 million to $85.0 million in 2015. Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies.  We may not have the capital to undertake the capital investments.  If we are unable to do so, we may not be able to effectively compete.

Significant stockholders or potential stockholders may attempt to effect changes at the Company or acquire control over the Company, which could adversely affect the Company’s results of operations and financial condition.

Stockholders of the Company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting the Company’s operations and diverting the attention of the Company’s Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect the Company’s results of operations and financial condition.

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

Our activated carbon and service business faces significant competition principally from Cabot Norit, Mead/Westvaco Corporation and Evoqua Water Technologies, as well as from Chinese and European activated carbon producers and East Asian producers of coconut-based activated carbon.  Our UV technology products face significant competition principally from Trojan Technologies, Inc., which is owned by Danaher Corporation, and Xylem.  Our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks.  We could experience reduced net sales as a result of having fewer resources than these competitors.

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

We have collective bargaining agreements in place at four production facilities covering approximately 28% of our full-time workforce as of December 31, 2014.  Those collective bargaining agreements expire through 2018, with two having expired on December 31, 2014 that we continue to negotiate.   Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

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

We have manufacturing facilities and sales offices in Europe, China, Hong Kong, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow.  Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures.  Approximately 76% of our sales in 2014 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

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

Our business includes capital equipment sales which could have fluctuations due to the cyclical nature of that type of business.

Our Equipment segment represented approximately 8% of our 2014 net sales.  This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution.  In addition, this business is usually affected by the general health of the overall economy.  As a result, sales and earnings from the Equipment segment could be volatile.

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

As of December 31, 2014, we had consolidated goodwill of approximately $26.2 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments.  We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business. To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value.  A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.

Our pension plans are currently underfunded, and we could be subject to increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments.  We contributed $1.5 million and $2.8 million to our U.S. pension plans and $2.0 million and $1.9 million to our European pension plans in 2014 and 2013, respectively.  We currently expect to contribute approximately $1.9 million to our European pension plans to meet minimum funding requirements, in accordance with our funding policy, while no funding is required for our U.S. pension plans in 2015.  An economic downturn would negatively impact the fair value of our pension assets which could result in increased funding requirements of our pension plans.  If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.

The funding status of our pension plans is determined using many assumptions, such as inflation, investment rates, mortality, turnover and interest rates, any of which could prove to be different than projected.  If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect.  For example, an approximate 25-basis point decline in the funding target interest rate under Section 430 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required funding policy contributions to our U.S. pension plans by approximately $0.5 million to $1.5 million over the next three fiscal years. This amount reflects the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21) and the Highway and Transportation Funding Act of 2014 (HAFTA), both of which affect pension plan funding.

Our pension plans in the aggregate are underfunded by approximately $31 million as of December 31, 2014 (based on the actuarial assumptions used for Accounting Standards Codification (ASC) 715 “Compensation — Retirement Benefits,” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law.  Our U.S. pension plans, which were underfunded by approximately $19 million as of December 31, 2014, are subject to ERISA.  In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination.  In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital.  Refer to Note 10 to the consolidated financial statements in Item 8 of this Annual Report.

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

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company owns twelve production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:  Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Feluy, Belgium; Grays, United Kingdom; Suzhou, China; Tipton, United Kingdom; Fukui, Fukui Prefecture, Japan and Gila Bend, Arizona.  The Company leases two production facilities in Findlay Township, Pennsylvania and one production facility in each of the following locations:  Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom; Tianjin, China and North Tonawanda, New York.  The Company owns two warehouses, one of which is in Pittsburgh, Pennsylvania and the other is in Feluy, Belgium.  The Company also leases 72 warehouses, service centers, and sales office facilities.  Of these, thirty-three are located in the United States, twenty-two are in Japan, two in each of  Sweden, Singapore, Denmark and Brazil and one in Canada, United Kingdom, Germany, Taiwan, France,  Hong Kong, Mexico, China and Thailand.  Six of the United States facilities are located in the Pittsburgh, Pennsylvania area and one each in the following locations:  Downingtown, Pennsylvania; Rutland, Massachusetts; Joliet, Illinois; Santa Fe Springs, California; Marlton, New Jersey; Stockton, California; Tempe, Arizona; Kenova, West Virginia; Commerce, California; Schenley, Pennsylvania; South Point, Ohio; Muncy, Pennsylvania; Steubenville, Ohio; Pedro, Ohio; Troutdale, Oregon; Pearlington, Mississippi; Sulphur, Louisiana;, Wilmington, Delaware, and Phoenix, Arizona as well as three in each Houston, Texas and Huntington, West Virginia and two in North Tonawanda, New York. In Japan, the Company leases twenty-two facilities, four in Chiba, three in Okayama, two in each of Osaka and Hyogo and one each in Tokyo, Shizuoka, Hokkaido, Kukuoka, Fukuoka, Fukui, Miyagi, Hiroshima, Ibaragi, Tochigi and Gifu.Two Swedish facilities are  located in Gothenburg and Vallhamn. The facilities in Denmark are located in Kolding and Alvertslund.  The Brazilian facilities are both located in Sao Paulo.   The Canadian facility is located in St. Catherines, Ontario. The United Kingdom facility is located in Ashton-in-Makerfield. The facility in Germany is located in Beverungen.  The Taiwan facility is located in Taipei.  The facility in France is located in Paris. The facility in Mexico is in Baja, Mexico. The China facility is located in Tianjin.    The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Co. Ltd., leases one facility in Nakornrachasima, Thailand.

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

The Columbus, Ohio plant occupies approximately 27 acres.  Operations at the plant include the reactivation of spent granular activated carbons, impregnation of activated carbon, crushing activated carbon to fine mesh, acid and water washing, filter-filling, and various other value added processes to granular activated carbon for the Activated Carbon and Service segment.

The Pittsburgh, Pennsylvania Equipment and Assembly plant is located on Neville Island and is situated within a 16-acre site that includes a 300,000 square foot building.  The Equipment and Assembly plant occupies 85,000 square feet with the remaining space used as a centralized warehouse for carbon inventory.  The plant, which serves both the Equipment and Activated Carbon and Service segments, manufactures and assembles fully engineered carbon equipment for purification, concentration and separation systems.  This plant also serves as the East Coast staging and refurbishment point for carbon service equipment.

The Findlay Township, Pennsylvania Equipment plants consist of a 44,000 square foot production facility and a 16,691 square foot production facility located near Pittsburgh, Pennsylvania.  The facilities are adjacent properties and the primary focus is the manufacture of UV, Ion Exchange (ISEP®) and Hyde GUARDIAN® equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment.  This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV, ISEP® and Hyde GUARDIAN® systems.  This plant serves the Equipment segment.

The Gila Bend, Arizona facility occupies a 20 acre site.  Operations at the plant include the reactivation of spent granular activated carbons for the Activated Carbon and Service segment.

In March 2014, the North Tonawanda, New York plant became operational and it consists of 12,500 square feet. The facility houses a dry feed system, screening tower, reactivation furnace, storage tanks, and packaging system and services customers for the Activated Carbon and Service segment.

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

The Fukui, Fukui Prefecture, Japan plant, that serves the Activated Carbon and Service segment, occupies a site of approximately 6 acres and has two production lines for carbon reactivation.

The Tianjin, China plant occupies approximately 8 acres and is licensed to export activated carbon products.  This plant finishes, sizes, tests, and packages activated carbon products for the Activated Carbon and Service segment for distribution both inside China and for export.

The Suzhou, China plant occupies approximately 11 acres and is licensed to export activated carbon products.  This plant is a reactivation facility that serves the Activated Carbon and Service segment.

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

Item 3. Legal Proceedings:

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to the legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 17 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC.  There were 1,490 registered shareholders as of December 31, 2014.

Quarterly Common Stock Price Ranges and Dividends

	2014			2013
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	$22.00	$18.74	—	$18.71	$14.20	—
Second	$23.05	$19.38	—	$18.66	$16.21	—
Third	$23.13	$19.38	—	$19.14	$16.67	—
Fourth	$22.06	$18.56	—	$21.00	$18.62	—

The Company did not declare or pay any dividends in 2014 and 2013.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.

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

The graph below compares the yearly change in cumulative total shareholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Composite Index and a Peer Group.  The Company believes that its core business consists of purifying air, water and other products.  As such, the Company uses a comparative peer group benchmark.  The companies included in the group are CLARCOR Inc., Donaldson Company, Inc., ESCO Technologies Inc., Lydall, Inc., and Pall Corporation.

Comparison of Five-Year Cumulative Total Return*

Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Group

Issuer Repurchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
October 1 — October 31, 2014	63	$19.29	—	$116,505,693
November 1 — November 30, 2014	177,000	$21.14	177,000	$112,764,247
December 1 — December 31, 2014	268,700	$20.40	268,700	$107,284,080

(1)         Includes 63 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

(2)         In December 2013, the Company’s Board of Directors authorized the repurchase of an additional $100 million of its common stock resulting in a total remaining availability of $150 million, excluding the November 19, 2012 authorization and accelerated share repurchase.  There is no expiration date for this program.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Calgon Carbon Corporation

(Dollars in thousands except per share data)	2014		2013		2012 (3)		2011 (5)		2010
Income Statement Data:
Net sales	$555,103		$547,939		$562,255		$541,472		$482,341
Net income	$49,370		$45,713		$23,272		$39,224		$34,850
Net income per common share, basic	$0.93		$0.85		$0.41		$0.70		$0.62
Net income per common share, diluted	$0.92		$0.84		$0.41		$0.69		$0.61
Cash dividends declared per common share	$—		$—		$—		$—		$—

Balance Sheet Data (as of year end):
Total assets	$621,661		$590,078		$577,769		$552,990		$501,563
Long-term debt	$70,448	(1)	$32,114	(2)	$44,408	(4)	$1,103	(6)	$3,721	(7)

(1)   Excludes $0.8 million of debt which is classified as current.  Refer to Note 9 of the consolidated financial statements in Item 8 of this Annual Report for further information.

(2)         Excludes $2.2 million of debt which is classified as current.  Refer to Note 9 of the consolidated financial statements in Item 8 of this Annual Report for further information.

(3)         Includes $10.2 million of restructuring charges and $1.7 million of multi-employer pension charges.  Refer to Notes 2 and 10 of the consolidated financial statements in Item 8 of this Annual Report for further information.  Also includes a $1.7 million charge related to an agreement with the Company’s former Chief Executive Officer.

(4)         Excludes $19.6 million of debt which is classified as current.

(5)         Includes a full year of the Calgon Carbon Japan acquisition which was not reported on a consolidated basis until March 31, 2010 and $3.3 million of net earnings related to a reversal of net uncertain tax positions.  Also includes a $2.2 million, pre-tax, employee separation charge.

(6)         Excludes $26.3 million of debt which is classified as current.

(7)         Excludes $24.6 million of debt which is classified as current.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company reported net income of $49.4 million or $0.92 per diluted share for 2014, as compared to net income of $45.7 million or $0.84 per diluted share for 2013.  Sales increased $7.2 million or 1.3% in 2014 as compared to 2013.  The total negative impact of foreign currency translation on consolidated net sales was $3.2 million.

The Company achieved improvement in profitability despite a challenging sales environment in certain markets and the negative impact of a strong U.S. dollar.  The Company also utilized its balance sheet to increase value by continuing an open market share repurchase program.  In addition, the Company’s Board of Directors approved $83.0 million for 2015 capital spending that should increase carbon production capacity and reduce costs.

Results of Operations

2014 Versus 2013

Net sales for the Activated Carbon and Service segment increased $15.9 million or 3.3% from 2013.  The increase was principally due to higher sales in the Industrial Process market of $10.3 million driven by volume increases of approximately 10% which were primarily in Asia for the reactivation of industrial spent carbons in China and growth in the biogas market in Europe.  In addition, higher demand and pricing in the Food market of $7.0 million for sweetener customers, largely the result of three new large orders in the Americas and Europe, and higher sales in the Potable Water market of $5.8 million mainly from significant orders for municipal drinking water treatment in Europe also contributed to the increase.  Partially offsetting these increases was lower demand in the Specialty Carbon market of $6.1 million primarily related to metal recovery products in the Americas of $2.5 million as sales in 2013 did not repeat in 2014, and lower demand of respirator carbon products of $1.6 million due to a temporary slowdown in U.S. Government purchases.  Also contributing to the decline was the $3.6 million negative impact of foreign currency translation.

Net sales in the Equipment segment decreased $9.6 million or 17.5% from 2013.  The decrease was due to lower sales of traditional ultraviolet light systems of $5.8 million, traditional carbon adsorption equipment of $3.9 million and ion exchange systems of $0.8 million as a result of several large contracts that were completed during the prior year which more than offset new contracts.  Offsetting these declines were higher sales of ballast water treatment systems of $0.9 million.  Foreign currency translation effects in the Equipment segment were not significant.

Net sales in the Consumer segment increased $0.8 million or 7.9% from 2013.  The increase was due to higher demand for activated carbon cloth as well as the positive impact of foreign currency translation which totaled $0.5 million for the Consumer segment.

Net sales less cost of products sold (excluding depreciation and amortization), as a percent of net sales, was 34.6% in 2014 compared to 33.0% in 2013, an increase of 1.6 percentage points.  The increase was primarily in the Activated Carbon and Service segment and included the favorable impact of approximately $2.9 million in the Americas region from price increases that were instituted in March 2013 and lower coal costs of approximately $1.9 million primarily from two long-term coal contracts.  The Company also benefited from a reduction in pension costs of approximately $1.3 million for its U.S. plans as a result of favorable investment performance and a higher discount rate.  In addition, 2013 included adjustments that increased the estimated costs to complete for several projects in process in the Equipment segment that totaled approximately $0.5 million.  Finally, the favorable impact from our cost improvement programs including increased carbon production volumes of 3.3% during 2014 contributed to margin improvement in all three regions.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased by $1.5 million or 5.3% in 2014 as compared to 2013.  The increase for the year to date period is due primarily to depreciation related to the Company’s Gila Bend, Arizona facility that was placed into service in the second quarter of 2013 and for other improvements to the Company’s manufacturing facilities.

Selling, general and administrative expenses increased by $3.9 million or 5.1% in 2014 as compared to 2013.  The increase was principally due to costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s enterprise resource planning (ERP) system of approximately $3.8 million.  Also contributing to the year over year increase was a charge of $0.4 million in 2014 related to a multi-employer pension plan as compared to a benefit of $1.1 million in 2013.   Partially offsetting the higher expense was lower pension costs as mentioned above of approximately $0.8 million, in spite of a $0.9 million pension settlement charge.  On a segment basis, selling, general and administrative expenses for the Activated Carbon and Service segment increased approximately $5.9 million primarily as a result of the items discussed above.

Selling, general and administrative expenses for the Equipment segment declined approximately $2.1 million largely due to employee related expenses, and the Consumer segment was comparable to 2013.

Research and development expenses increased $0.4 million or 6.1% in 2014 as compared to 2013.  The increase was primarily due to higher advanced product testing costs related to mercury removal from flue gas and slightly higher employee related costs.

The Company recorded $0.3 million of restructuring income in 2014 which represents reductions in the estimated accrual and a pre-tax gain for the sale of a warehouse in Belgium.  In 2013, the Company recorded $0.5 million of restructuring charges related to headcount reductions which were offset by a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China.  These restructuring charges are within the Activated Carbon and Service segment.  Refer to additional discussion in Note 2 of the consolidated financial statements in Item 8 of this Annual Report.

Litigation and other contingencies of $0.3 million in 2013 relate primarily to environmental expenses at the Company’s Catlettsburg, Kentucky production facility.  Refer to additional discussion in Note 17 of the consolidated financial statements in Item 8 of this Annual Report.

Interest income was comparable in 2014 versus 2013.  Interest expense decreased $0.2 million versus the comparable 2013 period primarily due to an increase in capitalized interest and lower interest rates under the Company’s borrowing arrangements.  The average debt outstanding was slightly higher during 2014 as compared to 2013.

Other expense — net increased $0.5 million or 40.1% in 2014 as compared to 2013.  The 2013 period included a $0.3 million decline in an earn-out liability related to a 2010 acquisition that did not repeat in 2014 and $0.3 million reduction in royalty income for a UV license agreement that ended in 2013.  Partially offsetting these increases was income of $0.3 million related to a government incentive in China.

The income tax provision for 2014 was $23.1 million as compared to $21.5 million in 2013.  For 2014, tax expense increased approximately $1.6 million over 2013 related predominately due to an increase in pre-tax earnings of $5.3 million.  In addition, the 2014 income tax provision includes a net $1.4 million benefit related to a completed Internal Revenue Service (IRS) examination and the effective settlement and release of uncertain tax positions.  The 2013 income tax provision included a benefit of $1.5 million from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013.

The effective tax rate for 2014 was 31.9% compared to 32.0% for the similar 2013 period.  The 2014 effective rate was lower than the U.S. statutory rate mainly due to the mix of income throughout foreign jurisdictions which reduced the rate 2.9% and the settlement of uncertain tax position which reduced the rate 1.9%.   The decrease was partially offset by state income taxes.

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

Net sales less cost of products sold (excluding depreciation and amortization), as a percent of net sales, was 33.0% in 2013 compared to 30.2% in 2012, an increase of 2.8 percentage points.  The increase was in the Activated Carbon and Service segment and included the benefits of several of the initiatives related to the Company’s cost improvement program.  The Company benefited by approximately $5.5 million from cost improvements as a result of the expansion of its Pearl River manufacturing facility.  The results of the Company’s ongoing product rationalization initiative, which reduced its stock keeping units (SKU’s) by 45%, resulted in approximately $2.6 million of cost savings in 2013.  The Company also benefited from a reduction in warehousing costs of approximately $1.0 million as a result of its world-wide effort to consolidate its storage needs.  In addition to these initiatives, the impact of price increases, including $6.6 million in the Americas also contributed favorably to 2013 as did the $0.4 million settlement on an insurance claim related to Hurricane Isaac (Refer to Note 17 of the consolidated financial statements in Item 8 of this Annual Report).  The 2012 period included additional costs of $3.4 million related to the Company’s Pearl River facility as a result of delays in a capital project, maintenance issues, and the impact of Hurricane Isaac.  The 2012 period also included a $1.7 million write-off of obsolete inventory.  Higher coal and coal-related costs also negatively impacted 2012 and were the result of manufacturing costs related to trials of new and different coal types.  These trials were necessitated by the termination of a coal contract with a former supplier that occurred during the second quarter of 2012.  Partially offsetting the favorability in the Activated Carbon and Service segment in 2013 was an $11.7 million negative impact from pricing related to the aforementioned single contract for mercury removal effective the end of 2012.  Both the Equipment and Consumer segments were comparable to 2012.  The Company’s cost of products sold excludes depreciation; therefore it may not be comparable to that of other companies.

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

Selling, general and administrative expenses decreased by $8.4 million or 9.8% in 2013 as compared to 2012.  The decrease was principally due to a decline in employee related expenses of $6.1 million which includes a $2.8 million favorable impact related to a multi-employer pension plan (Refer to additional discussion in Note 10 of the consolidated financial statements in Item 8 of this Annual Report).  Also contributing to the decline were decreased U.S. healthcare costs of $1.3 million resulting from favorable claims experience in 2013 and other medical benefit program modifications.  Employee travel costs also declined by $1.2 million as a result of the Company’s cost improvement initiatives.  On a segment basis, selling, general and administrative expenses for the Activated Carbon and Service segment declined approximately $8.1 million primarily as a result of the items discussed above. Selling, general and administrative expenses for the Equipment and Consumer segments did not materially fluctuate as compared to 2012.

Research and development expenses decreased $2.0 million or 24.8% in 2013 as compared to 2012.  The decrease was due to lower advanced product testing costs related to both mercury removal from flue gas and the use of activated carbon in ultra capacitors.

The Company recorded $0.5 million of restructuring charges in 2013 related to headcount reductions in the Activated Carbon and Service segment.  These charges were offset by a pre-tax gain of $0.6 million for the sale of the Company’s activated carbon manufacturing facility in Datong, China.  The Company recorded $10.2 million of restructuring charges in 2012 which primarily consist of $5.8 million of termination benefits related to a reduction in headcount and a $3.6 million impairment charge for the permanent closure of the Company’s Datong, China activated carbon production facility (Refer to additional discussion in Note 2 of the consolidated financial statements in Item 8 of this Annual Report).  These restructuring charges are within the Activated Carbon and Service segment.

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

Working Capital and Liquidity

The Company has had sufficient financial resources to meet its operating requirements and to fund capital spending, share repurchases and pension plans.

Cash flows provided by operating activities were $84.3 million for the year ended December 31, 2014, as compared to $66.8 million for the year ended December 31, 2013.  The $17.5 million increase was due to lower inventory levels that improved cash flows in 2014 versus 2013 by $13.2 million, higher earnings in 2014 versus 2013 of $3.9 million, as well as lower restructuring payments of $3.1 million.

The Company maintains a U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which expires on November 6, 2019.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which expires on November 6, 2020.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement increased $40.5 million in 2014.   Total availability under the Credit Agreement was $231.1 million as of December 31, 2014.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company must comply with certain financial covenants including minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of December 31, 2014.

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement which provides for borrowings up to 1.0 billion Japanese Yen and matures on May 10, 2017.  In addition, CCJ maintains a Working Capital Loan Agreement which provides for borrowings up to 1.5 billion Japanese Yen and matures on April 2, 2015.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.

The Company maintains an Uncommitted Revolving Loan Facility Letter (Facility Letter) in China which provides for an uncommitted line of credit totaling 5 million Renminbi or $0.8 million which matures on July 19, 2015.  The Company is jointly and severally liable as the guarantor under the Facility Letter.

Refer to Note 9 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

Share Repurchases

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (Program).  On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares upon inception of the Program, for an average purchase price of $15.26 per share. The actual number of shares repurchased was 340,334 shares less than the number of shares previously delivered, and as a result, the Company sold back that many shares to the counterparty in the form of a private placement of unregistered securities during 2013.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under its Program to $150 million, excluding the November 2012 accelerated share repurchase.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in 2013 at an average price per share of $20.37.  During 2014, the Company repurchased an additional 1,930,841shares at an average price of $20.57 per share.  All of the aforementioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.   During the period January 1, 2015 through January 6, 2015, the Company repurchased an additional 36,000 shares at a total cost of $0.8 million.   Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $106.5 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations. The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2014.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt	$833	$833	$—	$—	$—
Long-term debt	70,448	—	12,748	30,700	27,000
Interest (1)	4,063	877	1,612	1,298	276
Operating leases	47,661	6,854	10,281	6,100	24,426
Unconditional purchase obligations(2)	97,051	33,719	40,317	20,851	2,164
Total contractual cash obligations	$220,056	$42,283	$64,958	$58,949	$53,866

(1) As of December 31, 2014, the weighted average effective interest rate was approximately 1.25% on the Company’s total borrowings of $71.3 million.  The Company’s debt carries variable interest rates.  The interest amounts have been estimated based on the applicable interest rate per annum as of December 31, 2014, and the outstanding debt balances as of December 31, 2014, adjusted for the future required repayments shown above.

(2) Primarily for the purchase of raw materials, transportation, and information systems services.

The long-term tax payable of $1.3 million, pertaining to the tax liability related to the accounting for uncertainty in income taxes, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any special-purpose entities.

The Company maintains qualified defined benefit pension plans (the Qualified Plans), which cover certain non-union and union employees in the United States and Europe.  The fair value of the Company’s Qualified Plan assets has stayed constant at $129.4 million as of December 31, 2014 and 2013.  During 2014, the Company made lump sum payments totaling $4.4 million to certain eligible terminated vested participants who elected a lump sum payment of their respective pension benefits.  The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to defined benefit pension plans which began in 2008.  During the year ended December 31, 2014, the Company funded its Qualified Plans with $3.5 million in contributions.  The Company expects that it will be required, in accordance with its funding policy, to fund the Qualified Plans with approximately $1.9 million in contributions for the year ending December 31, 2015.  The Company may make additional contributions to its Qualified Plans in 2015 beyond the required funding.  Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.

The Company did not declare or pay any dividends in 2014.  Dividend declaration and payout are at the discretion of the Board of Directors.  On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program declaring a quarterly dividend payable in the amount of $0.05 per share on March 15, 2015 to its stockholders of record at the close of business on March 5, 2015.  Future dividends will depend on the Company’s earnings, cash flows, capital investment plans to pursue long-term growth opportunities, and share repurchases, if any.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations disclosed above as well as letters of credit and guarantees as discussed in Note 9 to the consolidated financial statements in Item 8 of this Annual Report.

Capital Expenditures and Investments

Capital expenditures were $63.5 million, $30.3 million, and $60.7 million in 2014, 2013 and 2012, respectively.  Expenditures for 2014 included $48.9 million for improvements to manufacturing facilities including approximately $38.6 million for the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi facilities, along with expenditures for a SAP re-implementation project of approximately $6.2 million.   Expenditures for 2013 included $26.0 million for improvements to manufacturing facilities including approximately $8.6 million related to the final construction of the Gila Bend, Arizona facility.  Expenditures for 2012 included $50.5 million for improvements to manufacturing facilities including approximately $13.4 million related to the construction of the Gila

Bend, Arizona facility and $13.4 million related to the capacity expansion at the Pearlington, Mississippi facility.  Capital expenditures for 2015 are currently projected to be approximately $80.0 million to $85.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Proceeds for sales of property, plant and equipment were not significant in 2014, 2013 or 2012.

Proceeds from the sale of business were $0.6 million in 2013 related to the sale of the Company’s activated carbon manufacturing facility in Datong, China.  (Refer to Note 2 to the consolidated financial statements in Item 8 of this Annual Report).

The Company received $1.8 million, $1.7 million and $0.9 million in 2014, 2013 and 2012, respectively, of proceeds related to government grants in the U.S., Asia and Europe.  (Refer to Note 20 to the consolidated financial statements in Item 8 of this Annual Report).

Cash and cash equivalents include $41.7 million and $27.6 million held by the Company’s foreign subsidiaries as of December 31, 2014 and 2013, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

The Company currently expects that cash from operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months. The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis. Any additional needs will be funded by cash on hand or borrowings under the Company’s Credit Agreement, Delayed Draw Term Loan, Japanese Working Capital Loan, or other credit facilities. Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that operating cash flows, cash on hand and borrowings will adequately support each of the segments cash needs.

Other

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 17 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for further details.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.  Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition.  In accordance with guidance within ASC 350 “Intangibles — Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.  None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year by initially comparing the fair value of each of the Company’s reporting units to their related carrying values.  The Company will also perform an impairment test between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly.  Fair values are estimated using discounted cash flow and other valuation methodologies, such as the guideline public company method, that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate.  The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.  Each reporting unit periodically prepares discrete operating forecasts and uses these forecasts as the basis for assumptions used in the discounted cash flow analysis and guideline public company method.  The Company has consistently used a discount rate commensurate with its cost of capital which ranges from 9.5% to 15.5%, adjusted for inherent business risks within its respective reporting units and has consistently used a terminal growth factor of 3.0%.  The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analysis and guideline public company method to the Company’s overall market capitalization.  The Company has six reporting units for purposes of goodwill evaluation.  These reporting units consist of (1) the Activated Carbon and Service segment which is segregated into two regional reporting units, the Americas/Asia and Europe, (2) the Equipment segment which is segregated by technology (a) traditional carbon adsorption, (b) ultraviolet light, and (c) ion exchange, and (3) the Consumer segment which includes the charcoal cloth reporting unit.  The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate.  The fair value of the Company’s reporting units substantially exceeds the carrying value of its goodwill as of December 31, 2014.

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

Pensions

The Company maintains Qualified Plans which cover certain union and non-union employees in the United States and Europe.  As of December 31, 2014, all of the Qualified Plans do not allow for new employees to join the plans.  In addition, two of the U.S. plans and one of the European plans do not allow for existing participants to continue to earn benefits under the plans.  During 2014, the Company offered an opportunity to certain eligible terminated vested participants in two of the U.S. plans to elect a lump sum payment of their respective pension benefits which were paid in the fourth quarter of 2014.  As a result, the Company incurred a settlement charge of $1.0 million in 2014 related to such elections and paid $4.4 million from plan assets.

Pension expense, which totaled $1.2 million in 2014 (including a $1.0 million settlement charge and a $0.4 million charge related to a multi-employer pension plan) and $2.5 million in 2013 (including a $1.1 million reduction in a multi-employer pension plan and a

$0.3 million settlement charge), is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Company’s Qualified Plans’ assets, which range from 5.23% to 7.75%.  For 2015, the expected rate of return on assets will range from 5.54% to 7.50%.  In developing the expected long-term rate of return assumption, the Company evaluated input from its investment advisors, including their review of asset class return expectations as well as long-term inflation assumptions.  The Company also considered historical returns on asset classes and the investment mix.  The expected long-term return on the U.S. Qualified Plans’ assets is based on a targeted asset allocation assumption of approximately 52% with equity securities, 43% with fixed-income securities, and 5% with other investments.  The European Qualified Plans’ assets are based on a targeted asset allocation assumption of approximately 34% with equity securities, 54% with fixed-income securities, and 12% with other investments.  The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.  The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

The discount rate that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis has decreased from a range of 3.92% to 4.88% as of December 31, 2013 to a range of 3.00% to 4.01% as of December 31, 2014 which will result in an increase in the expected 2015 benefit cost of approximately $1.0 million.

During 2014, the Society of Actuaries released a new mortality table — RP-2014, and a new projection scale — MP-2014.  As a result of these new tables, the Company changed its mortality assumptions for its U.S. plans in 2014.  The Company has adopted the new RP-2014 mortality table and a modified version of the new MP-2014 projection scale for the U.S. Qualified Plans which will result in an increase in the expected 2015 benefit cost of approximately $0.9 million.

The Company estimates that it will record pension expense for the Qualified Plans that will approximate $1.5 million in 2015.  Future actual pension expense will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

A sensitivity analysis of the projected incremental effect of a hypothetical one percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Dollars in thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities as of December 31, 2014	$16,874	$(13,577)	$8,279	$(6,484)
Pension costs for the year ended December 31, 2014	$761	$(303)	$366	$(160)
Indexation(1)
Pension liabilities as of December 31, 2014	$—	$—	$(2,055)	$2,254
Pension costs for the year ended December 31, 2014	$—	$—	$(205)	$300
Expected return on plan assets
Pension costs for the year ended December 31, 2014	$974	$(974)	$298	$(298)
Compensation
Pension liabilities as of December 31, 2014	$(1,177)	$1,177	$(635)	$945
Pension costs for the year ended December 31, 2014	$(180)	$180	$(156)	$221

(1) Pension indexation related to the Company’s German Qualified Plan is regulated by German pension law. The law dictates that a pension that is already in payment must be adjusted for inflation every 3 years which is measured by the published German price index for the same time interval.  Pension indexation related to the Company’s UK Chemviron Plan is based on the Consumer Price Index (CPI) in the UK. For this plan, the index is capped at 5% per annum for pensions accrued prior to January 1, 2008 and is capped at 2.5% per annum for pensions accrued after December 31, 2007.  For purposes of the Company’s UK Sutcliffe Speakman plan, the indexation is fixed at 3% per annum for pensions accrued prior to April 6, 1997.  For those pensions accrued from April 6, 1997 to July 31, 2005, the index is subject to a minimum of 3% per annum and a maximum of 5% per annum.  For those pensions accrued after July 31, 2005, the index is capped at 2.5% per annum.

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

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits.  As of December 31, 2014, the Company had recorded total deferred tax assets of $37.2 million, of which $5.7 million represents tax benefits resulting from $0.2 million of unused foreign tax credits, $3.2 million of net operating losses, $1.5 million of state tax credits, and a capital loss carryover of $0.8 million.  Approximately $0.3 million of the $3.2 million of operating loss carryovers will expire in 2018.  State operating loss carryforwards of $0.7 million, net, expire from 2015 to 2034 of which approximately 92% will not expire before 2020.

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not.  Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate.  As of December 31, 2014, the Company has recorded a valuation allowance of approximately $2.6 million related to foreign net operating losses and domestic capital loss carryovers, and a state tax credit.

Approximately 92% of the Company’s deferred tax assets, or $34.1 million, represent temporary differences associated with pensions, accruals, and inventories.  Approximately 85% of the Company’s deferred tax liabilities of $46.6 million as of December 31, 2014 relate to property, plant and equipment.  These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting.  The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

Litigation

The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  Legal fees associated with defending these various lawsuits and claims are expensed when incurred.  The Company will continue to evaluate all legal matters as additional information becomes available.  Reference is made to Note 17 of the consolidated financial statements in Item 8 of this Annual Report for a discussion of litigation and contingencies.

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

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for details on recently issued accounting guidance.

Outlook

Activated Carbon and Service

The Company continues to estimate that for the period 2012 through 2017, the world-wide activated carbon market will increase at a compound annual growth rate of 10.8%.  The Company’s activated carbon and service sales volume for 2014 increased 2.5% over 2013.  However, the impacts of environmental regulations are expected to lead to significant volume increases beginning in 2015, as discussed below.  To meet the expected increase in activated carbon demand, the Company recently completed the expansion of its Pearl River facility by 20% - adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility has commenced in the third quarter of 2014.  Other sources of incremental capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in SKU’s of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a significant expansion of one of the Company’s existing facilities.  Impediments to near-term growth could include an economic slowdown in any or all of the regions served and, in the future, could also include impacts from delays in environmental regulations further discussed below.

The Company believes that fair pricing for activated carbon in the United States of America is being achieved via the application of a tariff imposed on Chinese steam activated carbon.  Under the anti-dumping rules, importers of steam activated carbon from China are potentially required to pay anti-dumping duties.  The United States Department of Commerce (Commerce Department) conducts reviews in order to determine whether changes (increases or decreases) should be made to the anti-dumping tariff rate applicable to any foreign exporter.  These retrospective reviews occur annually while the anti-dumping duty order (the order) is in effect (the current order is scheduled to expire in March 2017).  The Company’s most recent price increase was announced in February 2013.  Because of existing contracts, outstanding bids and other factors, it typically takes approximately 12 months for the full effect of a price increase to be realized.

Raw material costs for production in 2015 are expected to decline compared to 2014.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2015 primarily as a result of lower pricing achieved from two five-year coal contracts signed in December 2013.  These contracts represent approximately 71% of the Company’s current annual coal requirements.  As of December 31, 2014, the Company has approximately 86% of its 2015 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation was published in the Federal Register on February 16, 2012 and became effective on April 16, 2012.  Compliance with MATS will generally be required three years from the effective date (April 2015).  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.  As of December 31, 2014, the Company believes that approximately 20% of the units have been granted a one-year extension by at least 20 different states.  On April 15, 2014, the United States of Appeals for the District of Columbia Circuit (D.C Circuit) denied petitions challenging the final MATS regulation.  The Company viewed this decision as a major step towards the development of the mercury removal market in the U.S.  However, the U.S. Supreme Court has decided to hear a lawsuit challenging the D.C. Circuit’s opinion upholding the MATS regulation.  The Company cannot predict the ruling of the U.S. Supreme Court which is expected to be rendered in the second quarter of 2015.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader.  Based on standard carbon products, the Company estimates that the current annual demand for mercury removal in North America is 120 million to 150 million pounds and may grow to as much as 350 million to 550 million pounds by 2016.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.  Market acceptance of the Company’s advanced FLUEPAC® products is growing.  Bidding activity with electric utilities has been active and is resulting in the receipt of significant, new orders for the Company’s FLUEPAC® products.  The Company currently believes approximately one-third of this market is represented by the 19 states and certain Canadian provinces that require mercury removal.  The Company estimates that those utilities planning to comply with the April 2015 MATS regulation will comprise at least another one-third of the eventual mercury removal market (subject to the pending Supreme Court ruling noted above) with the remaining electric utilities complying in April 2016.  In 2014, the Company’s sales into this market totaled approximately $28.7 million which is estimated to be approximately a 30% share.  The Company’s expectation is that its ongoing share of this market will be equal to, or greater than, its current share.

Compliance with other proposed emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units are likely to have little impact on activated carbon usage in the future; however, the EPA proposed CPS for “existing” electric generating units released in June of 2014.  The Company is evaluating the proposed rule, but believes that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators, should generators opt to retire or repower their coal-fired electric generation units.  In January of 2015, the EPA announced a delay in the release of the final new and existing source CPS until the middle of 2015.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of MATS, the final Carbon Pollution Standards for existing electric generating units, and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  It should also be noted that wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed for mercury removal.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market volume opportunity to a level below the low end of aforementioned forecasted demand of 350 million to 550 million pounds of standard activated carbon.  However, in that case, the Company could expect to increase its share of this market.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

The need for municipal drinking water utilities to comply with the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) is another growth driver for the Company.  Disinfection Byproducts (DBPs) are compounds that form when natural occurring organic materials in drinking water sources react with the chemicals used to disinfect the water.  Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs. The EPA promulgated the DBP Rule in 2006, and requires water utilities to be in compliance with the rule in a phased manner between 2012 and 2015.  Utilities can request delays up to 24 months if necessary to secure capital funding to install compliance technology.  The Company estimates that through the end of 2014, over 65 million pounds of GAC have been installed by municipal water utilities across the United States for compliance with this regulation, a figure that is expected to grow to over 70 million by the end of 2015. This carbon also represents a significant opportunity for repeat sales via the Company’s custom reactivation service business. Many of the utilities that have installed GAC for DBP compliance have converted to reactivated carbon and a growing number have entered into multi-year contracts with the Company for ongoing reactivation services.  The Company’s custom reactivation facilities in Arizona, California, New York, and Ohio have all received certification from the National Sanitation Foundation (NSF) International.  This certification verifies that potable custom reactivated carbon is safe for reuse in municipal drinking water treatment applications.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the Coast Guard by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of December 22, 2014, 331 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

There are two Independent Laboratories (IL) approved by the Coast Guard to work with manufacturers in the Type Approval process:  NSF International (NSF), located in Ann Arbor, Michigan And Det Norske Veritas (DNV) AS, located in Hovik, Norway.  The IL’s have begun working with manufacturers on testing for US Type Approval — a process that is expected to take from one to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 44 countries representing 32.86% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a ten-year period and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will approximate $28 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012, 2013 and 2014, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the fore mentioned Coast Guard extensions.  This has suppressed the number of Hyde GUARDIAN® orders received.  During 2014, the Company sold 113 ballast water treatment systems.  During 2013, 2012, and 2011, the Company sold 64, 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 400 systems valued at approximately $82 million.

Backlog for the Equipment segment as of December 31, 2014 was $19.8 million while backlog as of December 31, 2013 was $19.4 million.

Consumer

Sales of activated carbon cloth increased $0.8 million or 7.9% in 2014 as compared to the year ended December 31, 2013.  In spite of the year over year growth, the Company believes this business will grow modestly due to increased demand in its primary markets - medical and defense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk

In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products.  Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly.  Based on the estimated 2015 usage and price of coal and natural gas not under contract as of January 1, 2015, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in the pre-tax loss (or gain) of $0.5 million and $0.4 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices.  The future commitments under these long-term contracts, which provide economic hedges, are disclosed within Note 16 of the consolidated financial statements in Item 8 of this Annual Report.  The fair value of the cash-flow hedges for natural gas is disclosed in Note 7 of the consolidated financial statements in Item 8 of this Annual Report.

Interest Rate Risk

The Company’s net exposure to interest rate risk consists primarily of borrowings under its U.S. and Japanese borrowing arrangements described within Note 9 of the consolidated financial statements in Item 8 of this Annual Report.  The Company’s U.S. Credit Facility bears interest at rates that are based off of the prime rate, LIBOR, or Fed Funds rate, plus a margin rate based on the Company’s leverage ratio.  As of December 31, 2014, the Company had $66.7 million of borrowings under the U.S. Credit Agreement. The Company’s Japanese loan agreements also bear interest at variable rates. As of December 31, 2014, the Company had $4.6 million of borrowings under the Japanese loan agreements.  A hypothetical one percentage point increase in the interest rates on the December 31, 2014 outstanding balances under the Company’s variable rate borrowing arrangements would cause annual interest costs to increase by $0.7 million.

Foreign Currency Exchange Risk

The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars.  The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures.  A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Mexican Peso, Brazilian Real, Chinese Yuan, Japanese Yen, Singapore Dollar, Danish Krone, Swedish Krona, and Euro as of December 31, 2014 would result in a pre-tax loss (or gain) of approximately $2.1 million.  The foreign currency forward exchange contracts purchased during 2014 have been accounted for according to ASC 815 “Derivatives and Hedging.”

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness.  Based on this evaluation, management believes that, as of December 31, 2014, the Company’s internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements.  Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears on the next page.

Changes in Internal Control

In the fourth quarter of 2014, there have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTERNAL CONTROLS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Moon Township, Pennsylvania

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our reports dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2015

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Moon Township, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2015

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2014	2013	2012

Net sales	$555,103	$547,939	$562,255

Cost of products sold (excluding depreciation and amortization)	363,014	366,962	392,382
Depreciation and amortization	30,470	28,938	26,320
Selling, general and administrative expenses	80,860	76,958	85,345
Research and development expenses	6,406	6,037	8,025
Restructuring (Note 2)	(252)	(129)	10,211
Litigation and other contingencies (Note 17)	—	284	111
	480,498	479,050	522,394

Income from operations	74,605	68,889	39,861

Interest income	77	136	35
Interest expense	(263)	(462)	(80)
Other expense — net	(1,911)	(1,364)	(2,480)
Income before income tax provision	72,508	67,199	37,336
Income tax provision (Note 15)	23,138	21,486	14,064
Net income	49,370	45,713	23,272

Other comprehensive (loss) income, net of tax (Note 13)
Foreign currency translation	(14,850)	(305)	1,197
Defined benefit pension plans	(11,908)	15,268	(5,061)
Derivatives	388	424	854
Total other comprehensive (loss) income	(26,370)	15,387	(3,010)
Total comprehensive income	$23,000	$61,100	$20,262

Basic net income per common share	$0.93	$0.85	$0.41
Diluted net income per common share	$0.92	$0.84	$0.41

Weighted average shares outstanding, in thousands
Basic	53,042	53,898	56,305
Diluted	53,941	54,671	56,836

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands except per share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$53,133	$32,942
Receivables (net of allowance of $1,526 and $1,328)	95,232	96,996
Revenue recognized in excess of billings on uncompleted contracts	10,763	8,090
Inventories	98,446	109,517
Deferred income taxes — current	19,827	20,787
Other current assets	15,561	13,118
Total current assets	292,962	281,450
Property, plant and equipment, net	290,586	266,849
Intangibles, net	6,281	5,602
Goodwill	26,197	26,552
Deferred income taxes — long-term	2,870	3,791
Other assets	2,765	5,834
Total assets	$621,661	$590,078

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$53,614	$57,213
Restructuring reserve	280	535
Billings in excess of revenue recognized on uncompleted contracts	5,430	5,406
Payroll and benefits payable	14,725	14,144
Accrued income taxes	537	2,726
Short-term debt	833	2,172
Total current liabilities	75,419	82,196
Long-term debt	70,448	32,114
Deferred income taxes — long-term	31,879	30,902
Accrued pension and other liabilities	38,442	28,361
Total liabilities	216,188	173,573
Commitments and contingencies (Notes 16 and 17)
Shareholders’ equity:
Common shares, $.01 par value, 100,000,000 shares authorized, 57,469,389 and 57,232,050 shares issued	575	572
Additional paid-in capital	176,475	170,320
Retained earnings	365,594	316,224
Accumulated other comprehensive loss	(27,510)	(1,140)
	515,134	485,976
Treasury stock, at cost, 8,196,372 and 6,242,326 shares	(109,661)	(69,471)
Total shareholders’ equity	405,473	416,505
Total liabilities and shareholders’ equity	$621,661	$590,078

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012

Cash flows from operating activities
Net income	$49,370	$45,713	$23,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,470	28,938	26,320
Employee benefit plan provisions	1,186	2,451	5,431
Stock-based compensation	3,748	3,128	2,434
Deferred income tax expense	9,213	4,935	443
Restructuring (income) charges (Note 2)	(252)	(129)	10,211
Restructuring cash payments (Note 2)	(87)	(3,140)	(1,616)
Changes in assets and liabilities — net of effects from foreign exchange:
(Increase) decrease in receivables	(3,137)	1,805	(828)
Decrease (increase) in inventories	7,907	(5,269)	10,320
(Increase) decrease in revenue in excess of billings on uncompleted contracts and other current assets	(5,503)	8,380	(5,715)
(Decrease) increase in accounts payable and accrued liabilities	(4,103)	(14,235)	4,201
Pension contributions	(3,505)	(4,717)	(3,913)
Other items — net	(959)	(1,082)	2,117
Net cash provided by operating activities	84,348	66,778	72,677

Cash flows from investing activities
Proceeds from sale of assets and businesses — net of cash (Note 2)	451	642	—
Capital expenditures	(63,459)	(30,271)	(60,680)
Government grants received	1,209	1,709	947
Cash released from collateral	—	—	1,152
Net cash used in investing activities	(61,799)	(27,920)	(58,581)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 9)	3,330	4,925	10,546
Japanese working capital loan repayments — short-term (Note 9)	(4,301)	(19,142)	(12,792)
U.S. credit agreement borrowings — long-term (Note 9)	97,200	113,047	125,550
U.S. credit agreement repayments — long-term (Note 9)	(56,750)	(131,047)	(81,300)
Proceeds of debt obligations	—	10,476	—
Reductions of debt obligations	(1,880)	(5,876)	(3,202)
Treasury stock purchased (Note 12)	(40,190)	(3,334)	(577)
Proceeds from the exercise of stock options	2,199	4,066	1,601
Accelerated share repurchase (Note 12)	—	—	(50,000)
Net cash used in financing activities	(392)	(26,885)	(10,174)
Effect of exchange rate changes on cash and cash equivalents	(1,966)	2,808	665
Increase in cash and cash equivalents	20,191	14,781	4,587
Cash and cash equivalents, beginning of year	32,942	18,161	13,574
Cash and cash equivalents, end of year	$53,133	$32,942	$18,161

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other		Treasury	Treasury
	Shares	Common	Paid-In	Retained	Comprehensive		Stock	Stock
(Dollars in thousands)	Issued	Shares	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Amount	Total
Balance, December 31, 2011	59,381,636	$594	$174,074	$247,239	$(13,517)	$408,390	3,100,419	$(31,273)	$377,117
2012
Net income	—	—	—	23,272	—	23,272	—	—	23,272
Other comprehensive loss, net of tax (Note 13)	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Employee and director stock plans	344,998	3	4,492	—	—	4,495	—	—	4,495
Accelerated share repurchase (Note 12)	(3,276,002)	(33)	(9,967)	—	—	(10,000)	3,276,002	(40,000)	(50,000)
Treasury stock purchased	—	—	—	—	—	—	38,755	(577)	(577)
Balance, December 31, 2012	56,450,632	$564	$168,599	$270,511	$(16,527)	$423,147	6,415,176	$(71,850)	$351,297

2013
Net income	—	—	—	45,713	—	45,713	—	—	45,713
Other comprehensive income, net of tax (Note 13)	—	—	—	—	15,387	15,387	—	—	15,387
Employee and director stock plans	441,084	4	7,438	—	—	7,442	—	—	7,442
Accelerated share repurchase (Note 12)	340,334	4	(5,717)	—	—	(5,713)	(340,334)	5,713	—
Share repurchase (Note 12)	—	—	—	—	—	—	146,800	(2,991)	(2,991)
Treasury stock purchased	—	—	—	—	—	—	20,684	(343)	(343)
Balance, December 31, 2013	57,232,050	$572	$170,320	$316,224	$(1,140)	$485,976	6,242,326	$(69,471)	$416,505

2014
Net income	—	—	—	49,370	—	49,370	—	—	49,370
Other comprehensive loss, net of tax (Note 13)	—	—	—	—	(26,370)	(26,370)	—	—	(26,370)
Employee and director stock plans	237,339	3	6,155	—	—	6,158	—	—	6,158
Share repurchase (Note 12)	—	—	—	—	—	—	1,930,841	(39,725)	(39,725)
Treasury stock purchased	—	—	—	—	—	—	23,205	(465)	(465)
Balance, December 31, 2014	57,469,389	$575	$176,475	$365,594	$(27,510)	$515,134	8,196,372	$(109,661)	$405,473

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calgon Carbon Corporation

1. Summary of Accounting Policies

Operations

Calgon Carbon Corporation (the Company) is a global leader in services and solutions for purifying water and air, food, beverage, and industrial process streams. The Company’s operations are principally conducted in three business segments: Activated Carbon and Service, Equipment, and Consumer. Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases and other media. The Activated Carbon and Service segment relies on activated carbon as a base material, while the Equipment segment relies on a variety of methods and materials which involve other products in addition to activated carbon. The Consumer segment supplies activated carbon cloth for use in military, industrial, and medical applications.  The Company’s largest markets are in the United States, Europe, and Japan. The Company also has markets in Africa, Canada, India, Latin America, and in other parts of Asia.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with guidance within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, “Intangibles - Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

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

No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries because these earnings are intended to be indefinitely reinvested outside the United States. These earnings would become subject to income tax if they were remitted as dividends, were loaned to the Company or a U.S. affiliate, or if the Company were to sell its ownership interest in the subsidiaries.

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

Amortization of the net gain or loss as a result of experience differing from that assumed and from changes in assumptions is included as a component of net periodic benefit cost for the year.  The Company uses a 10% corridor such as if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, the amortization is that excess divided by the average future working lifetime of participating employees expected to receive benefits under the plan or the average remaining life expectancy of the plan’s participants if the percentage of actives is less than 10% of the total population.  It should be noted that, as only the excess is amortized, this approach will not fully amortize the net gain or loss.  The Company considers participants whose benefits are frozen to be active participants, and considers the plan population to be “all or almost all” inactive when at least 90% of the population is inactive.  Under this methodology, the gain/loss amounts recognized in accumulated other comprehensive income (loss) are not expected to be fully recognized in benefit cost until the plan is terminated (or an earlier event, like a settlement, triggers recognition) because the average expected remaining service of active participants expected to benefit under the plan or the average expected remaining lifetime of inactive participants over which the amounts are amortized is redetermined each year and amounts that fall within the corridor described above are not amortized.

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

Derivative Instruments

The Company applies ASC 815, “Derivatives and Hedging” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates or the prices of natural gas. The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties.  In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts. The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.  Changes in the value of the derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and meets certain other criteria. The Company does not hold derivative financial instruments for trading purposes.

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

Labor Agreements

Collective bargaining agreements cover approximately 28% of the Company’s labor force at December 31, 2014.  Approximately 5% of the Company’s labor force is operating under collective bargaining agreements that expired on December 31, 2014 as the Company continues to work towards obtaining new agreements.  The Company’s other collective bargaining agreements expire during 2016, 2017 and 2018.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk as no single customer accounted for more than 10 percent of gross annual revenues as of December 31, 2014.  The Company closely monitors the credit risk associated with its customers and to date has not experienced material losses.

Concentration of Deposit Risk

From time to time, the Company could have cash deposited with financial institutions in excess of federally insured limits.  As of December 31, 2014 and 2013, the Company had $3.1 million and zero, respectively, of cash deposits with U.S. financial institutions in excess of federally insured limits.  The Company’s foreign subsidiaries held cash and cash equivalents of $41.7 million and $27.6 million as of December 31, 2014 and 2013, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.

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

Leases

The Company leases certain facilities, equipment and vehicles.  Certain of the Company’s leases contain renewal options, rent escalation clauses and landlord incentives.  Renewal terms generally reflect market rates at the time of renewal.  Rent expense for noncancelable operating leases with scheduled rent increases or landlord incentives is recognized on a straight-line basis over the lease term, including any applicable rent holidays, beginning with the lease commencement date.  The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2014 presentation.  Refer to Note 19 for reclassifications made to include amortization expense in income from operations for the Company’s segments.  In addition, the Company has also presented depreciation and amortization by segment.

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

In July 2013, the FASB issued ASU, No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent one of these items is not available at the reporting date; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on the Company’s consolidated financial statements.

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

2. Restructuring Charges

During the third quarter of 2012, the Company adopted a worldwide strategy to reduce costs and realign the organization structure in response to the global economic slowdown, rising raw material and maintenance costs, and delays in implementation of environmental regulations, which created a challenging business environment for the Company.  As a part of this strategy, the Company closed, and later sold its Datong, China manufacturing facility and a warehouse in Belgium, temporarily idled a reactivation facility in Blue Lake, California, and reduced headcount.  The Company also consolidated operations at certain locations and evaluated non-core businesses for potential divestiture.

The Company recorded $(0.3) million, $(0.1) million, and $10.2 million of restructuring (income) charges as of December 31, 2014, 2013 and 2012, respectively, which were all within the Activated Carbon and Service segment.  In 2014, the Company received proceeds of $0.5 million and recorded a pre-tax gain of $0.1 million for the sale of a warehouse in Belgium.  In 2013, the Company recorded a pre-tax gain of $0.6 million for the sale of its activated carbon manufacturing facility in Datong, China.  The gain on sale was comprised of the release of foreign currency translation adjustments of $1.0 million which was partially offset by a $0.4 million charge for the write-off of goodwill.  The 2012 restructuring charges included impairment charges of $3.6 million for the permanent closure of the Datong facility as well as $0.4 million for the closure of a warehouse in Belgium.  The Company also recorded termination benefits, including early retirement obligations, as a result of the worldwide reduction of headcount of $4.4 million for the year ended December 31, 2012.  In addition, the Company incurred a $1.4 million pension settlement charge as a result of lump sum pension distributions for those participants in the early retirement program for the year ended December 31, 2012.

The following table summarizes the restructuring plan and the activity in the restructuring reserve for the years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	Employee Termination Benefits	Asset Write-offs	Gain on Sale	Other	Total Restructuring Activity	Employees Impacted
Restructuring charges	$5,777	$4,000	$—	$434	$10,211	120
Payments	(1,182)	—	—	(434)	(1,616)	(53)
Pension settlement	(1,369)	—	—	—	(1,369)	—
Non-cash charges	—	(4,000)	—	—	(4,000)	—
Accrual at December 31, 2012	3,226	—	—	—	3,226	67
Restructuring charges (income)	357	—	(578)	92	(129)	4
Payments	(3,048)	—	—	(92)	(3,140)	(67)
Non-cash charges	—	—	578	—	578	—
Accrual at December 31, 2013	535	—	—	—	535	4
Restructuring charges (income)	(130)	—	(122)	—	(252)	—
Payments	(87)	—	—	—	(87)	(2)
Non-cash charges	(38)	—	122	—	84	—
Accrual at December 31, 2014	$280	$—	$—	$—	$280	2

3. Inventories

	December 31
(Dollars in thousands)	2014	2013
Raw materials	$26,860	$31,603
Finished goods	71,586	77,914
Total	$98,446	$109,517

Inventories are recorded net of reserves of $2.3 million and $1.9 million for obsolete and slow-moving items as of December 31, 2014 and 2013, respectively.

4. Property, Plant and Equipment

	December 31
(Dollars in thousands)	2014	2013
Land and improvements	$26,209	$27,731
Buildings	68,046	70,433
Machinery, equipment and customer capital	466,223	462,300
Computer hardware and software	27,158	26,816
Furniture and vehicles	8,570	9,749
Construction-in-progress	29,194	27,836
	625,400	624,865
Less accumulated depreciation	(334,814)	(358,016)
Net	$290,586	$266,849

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 totaled $28.2 million, $26.8 million, and $24.3 million, respectively.

5. Goodwill and Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year.  For purposes of the test, the Company has identified reporting units, as defined within ASC 350 “Intangibles — Goodwill and Other,” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly.  The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2014 and 2013 are as follows:

	Activated
	Carbon and	Equipment	Consumer
(Dollars in thousands)	Service Segment	Segment	Segment	Total
Balance as of January 1, 2013	$20,310	$6,660	$60	$27,030
Restructuring (Note 2)	(419)	—	—	(419)
Foreign currency translation	70	(129)	—	(59)
Balance as of December 31, 2013	19,961	6,531	60	26,552
Foreign currency translation	(208)	(147)	—	(355)
Balance as of December 31, 2014	$19,753	$6,384	$60	$26,197

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2014 and 2013, respectively:

	December 31, 2014
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	20.0 Years	$676	$—	$(636)	$40
Customer Relationships	15.9 Years	10,450	(270)	(9,198)	982
Product Certification	6.0 Years	9,470	(62)	(5,182)	4,226
Unpatented Technology	18.4 Years	3,183	—	(2,722)	461
Licenses	20.0 Years	964	(117)	(275)	572
Total	12.7 Years	$24,743	$(449)	$(18,013)	$6,281

	December 31, 2013
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
(Dollars in thousands)	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	20.0 Years	$676	$—	$(592)	$84
Customer Relationships	15.9 Years	10,450	(209)	(8,777)	1,464
Product Certification	5.4 Years	7,905	(34)	(5,237)	2,634
Unpatented Technology	18.4 Years	3,183	—	(2,457)	726
Licenses	20.0 Years	964	(43)	(227)	694
Total	12.9 Years	$23,178	$(286)	$(17,290)	$5,602

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $2.2 million, $2.1 million, and $2.0 million, respectively, of amortization expense related to intangible assets.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:	(Dollars in thousands)
2015	$1,757
2016	1,530
2017	766
2018	569
2019	361

6. Fair Value Measurements

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 7 and 9 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	December 31, 2014		December 31, 2013
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Derivative assets	2	$2,155	$2,155	$1,874	$1,874
Derivative liabilities	2	(861)	(861)	(423)	(423)
Acquisition earn-out liability	2	(670)	(670)	(850)	(850)
Short-term debt	2	(833)	(833)	(2,172)	(2,172)
Long-term debt	2	(70,448)	(70,448)	(32,114)	(32,114)

Cash and cash equivalents, accounts receivable, and accounts payable included in the consolidated balance sheets approximate fair value and are excluded from the table above.  The recorded debt amounts are primarily based on the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s consolidated balance sheets.

7. Derivative Instruments

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

The fair value of outstanding derivative contracts in the consolidated balance sheets was as follows:

(Dollars in thousands)		December 31
Asset Derivatives	Balance Sheet Locations	2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1,665	$850
Natural gas contracts	Other current assets	—	189
Foreign exchange contracts	Other assets	182	94
Natural gas contracts	Other assets	—	13

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	308	728
Total asset derivatives		$2,155	$1,874

(Dollars in thousands)		December 31
Liability Derivatives	Balance Sheet Locations	2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$—	$391
Natural gas contracts	Accounts payable and accrued liabilities	427	—
Foreign exchange contracts	Accrued pension and other liabilities	—	27
Natural gas contracts	Accrued pension and other liabilities	372	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	62	5
Total liability derivatives		$861	$423

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31
(in thousands except for mmbtu)	2014	2013	2012
Natural gas contracts (mmbtu)	810,000	525,000	235,000
Foreign exchange contracts	$41,237	$44,110	$42,399

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

	December 31, 2014		December 31, 2013
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$2,155	$861	$1,874	$423
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(26)	(26)	(423)	(423)
Net amount	$2,129	$835	$1,451	$—

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
(Dollars in thousands)	December 31
Derivatives in Cash Flow Hedging Relationships:	2014	2013	2012
Foreign exchange contracts	$2,095	$1,326	$612
Natural gas contracts	(782)	135	(274)
Total	$1,313	$1,461	$338

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
(Dollars in thousands)	December 31
Derivatives in Cash Flow Hedging Relationships:	2014	2013	2012
Foreign exchange contracts	$484	$1,018	$530
Natural gas contracts	221	(555)	(1,595)
Total	$705	$463	$(1,065)

(1) Assuming market rates remain constant with the rates as of December 31, 2014, a gain of $1.6 million is expected to be recognized in earnings over the next 12 months.

The location of the gain or (loss) reclassified into earnings related to the effective portion for derivatives in cash flow hedging relationships is cost of products sold (excluding depreciation and amortization).

	Amount of Gain or (Loss) Recognized
	in Earnings on Derivatives (Ineffective Portion
	and Amount Excluded from Effectiveness Testing)
(Dollars in thousands)	December 31
Derivatives in Cash Flow Hedging Relationships:	2014	2013	2012
Foreign exchange contracts	$—	$198	$(30)
Total	$—	$198	$(30)

The location of the gain or (loss) recognized in earnings related to the ineffective portion and amount excluded from effectiveness testing for derivatives in cash flow hedging relationships is other expense — net.

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

	Amount of Gain or (Loss) Recognized
	in Earnings on Derivatives
(Dollars in thousands)	December 31
Derivatives Not Designated As Hedging Instruments:	2014	2013	2012
Foreign exchange contracts	$(511)	$1,256	$963
Total	$(511)	$1,256	$963

The location of the gain or (loss) recognized in earnings for derivatives not designated as hedging instruments is other expense — net.

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
(Dollars in thousands)	2014	2013
Balance as of January 1	$2,196	$2,072
Payments and replacement product	(1,210)	(756)
Additions to warranty reserve for warranties issued during the period	647	916
Change in the warranty reserve for pre-existing warranties	(184)	(36)
Balance as of December 31	$1,449	$2,196

9. Borrowing Arrangements

(Dollars in thousands)	December 31
Short-Term Debt	2014	2013
Borrowings under Japanese Working Capital Loan	$833	$1,900
Borrowings under Chinese Credit Facility	—	272
Total	$833	$2,172

(Dollars in thousands)	December 31
Long-Term Debt	2014	2013
U.S. Credit Agreement Borrowings	66,700	$26,250
Japanese Term Loan Borrowings	3,748	5,699
Belgian Loan Borrowings	—	165
Total	$70,448	$32,114

U. S. Credit Agreement

On November 6, 2013, the Company entered into a new U.S. Credit Agreement (Credit Agreement).  The Credit Agreement provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which was originally set to expire on November 6, 2018.  On November 6, 2014, an amendment was signed to the Credit Agreement in order to extend the expiration date for one additional year and to release certain guarantors under the Credit Agreement that have nominal value.  The Company may request that the Revolver be extended for an additional one-year period.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expire on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the Closing Date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.

The Company incurred issuance costs of $0.8 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating

Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of December 31, 2014 ranged from 1.17% to 1.31%.

Total outstanding borrowings under the Revolver were $21.7 million and $26.3 million as of December 31, 2014 and 2013, respectively.  Total availability under the Revolver as of December 31, 2014 and 2013 was $201.1 million and $196.6 million, respectively after considering outstanding letters of credit and borrowings.  Total outstanding borrowings under the Delayed Draw Term Loan were $45.0 million and zero as of December 31, 2014 and 2013, respectively.  Total availability under the Delayed Draw Term Loan as of December 31, 2014 and 2013 was $30.0 million and $75.0 million, respectively.  The outstanding borrowings are shown as long-term debt within the consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company is permitted to pay dividends so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50.0 million, and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligations to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (Japanese Term Loan) and a Working Capital Loan Agreement (Japanese Working Capital Loan).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.

The Japanese Term Loan provided for a principal amount of 722.0 million Japanese Yen, or $7.7 million at inception.  This loan matured on March 31, 2013 and was repaid.  CCJ signed an agreement on May 10, 2013 to renew the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of December 31, 2014 and 2013. This loan matures on May 10, 2017.  As of December 31, 2014, CCJ had 450 million Japanese Yen or $3.7 million outstanding, while as of December 31, 2013 CCJ had 600 million Japanese Yen or $5.7 million outstanding.  The outstanding borrowings are shown as long-term debt within the consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% per annum as of December 31, 2014.  On March 17, 2014, CCJ extended the maturity date of the Japanese Working Capital Loan from April 2, 2014 to April 2, 2015.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  As of December 31, 2014, CCJ had 100 million Japanese Yen or $0.8 million outstanding, while as of December 31, 2013 CCJ had 200 million Japanese Yen or $1.9 million outstanding.  The outstanding borrowings are shown as short-term debt within the consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.

Chinese Credit Facility

The Company maintained an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (RMB) or $1.6 million that matured and was terminated on July 19, 2014.  On August 14, 2014, the Company entered into an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provides for an uncommitted line of credit totaling 5.0 million RMB or $0.8 million which matures on July 19, 2015.  The Company is jointly and severally liable as the guarantor under the Facility Letter.  Total outstanding borrowings under this facility were zero and 1.7 million RMB or $0.3 million as of December 31, 2014 and 2013, respectively, and are shown as short-term debt within the Company’s consolidated balance sheets.

Belgian Loan and Credit Facility

On November 30, 2009, the Company entered into a Loan Agreement (Belgian Loan) in order to help finance the expansion of the Company’s Feluy, Belgium facility.  The Company had 120 thousand Euros, or $0.2 million, of outstanding borrowings under the Belgian Loan as of December 31, 2013.  This amount was paid in full as of December 31, 2014.  No further bonds can be called on.  The interest rate on the loan was 5.35%.  The Belgian Loan was guaranteed by a mortgage mandate on the Feluy site and was subject to customary reporting requirements, though no financial covenants existed.

The Company also maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2014 and 2013, respectively.  Bank guarantees of 0.9 million Euros and 1.0 million Euros were issued as of December 31, 2014 and 2013, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of December 31, 2014 and 2013, respectively.

Maturities of Debt

The Company intends to make principal payments on debt outstanding as of December 31, 2014 of $0.8 million in 2015, $4.5 million in 2016, $8.3 million in 2017, $4.5 million in 2018, $26.2 million in 2019 and $27.0 million thereafter.

Interest Expense

The Company’s interest expense for the years ended December 31, 2014, 2013, and 2012 totaled $0.3 million, $0.5 million, and $0.1 million, respectively. These amounts are net of interest costs capitalized of $0.6 million, $0.4 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

10. Pensions

The Company sponsors defined benefit pension plans covering certain union and non-union employees in the U.S. and Europe.  As of December 31, 2014, all of the plans do not allow for new employees to join the plans.  In addition, two of the U.S. plans and one of the European plans do not allow for existing participants to continue to earn benefits under the plans.  The Company uses a measurement date of December 31 for all of its pension plans.

During 2014, the Company offered an opportunity to certain eligible terminated vested participants in two of the U.S. plans to elect a lump sum payment of their respective pension benefits which were paid in the fourth quarter of 2014.  As a result, the Company incurred a settlement charge of $1.0 million in 2014 related to such elections and paid $4.4 million from plan assets.  Also in 2014, the Society of Actuaries released a new mortality table — RP-2014, and a new projection scale — MP-2014.  As a result of these new tables, the Company changed its mortality assumptions for its U.S. plans in 2014.  The Company has adopted the new RP-2014 mortality table and a modified version of the new MP-2014 projection scale for the U.S. Qualified Plans which resulted in an increase in the projected benefit obligation of approximately $5.8 million.  The projected benefit obligation also increased by approximately $12.3 million due to a change in the discount rate assumption.

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2014 and the funded status as of December 31 for both years:

(Dollars in thousands)	2014	2013

Change in Projected Benefit Obligations
Projected benefit obligations as of January 1	$102,309	$116,620
Service cost	895	1,165
Interest cost	4,815	4,423
Actuarial loss (gain)	17,544	(14,471)
Benefits paid	(3,831)	(5,428)
Settlement	(4,413)	—
Projected benefit obligations as of December 31	117,319	102,309

Change in Plan Assets
Fair value of plan assets as of January 1	99,784	88,184
Actual return on plan assets	5,329	14,186
Employer contributions	1,526	2,842
Benefits paid	(3,831)	(5,428)
Settlement	(4,413)	—
Fair value of plan assets as of December 31	98,395	99,784
Funded status as of December 31	$(18,924)	$(2,525)

Amounts recognized in the Balance Sheets:
Noncurrent asset	$280	$2,470
Current liability — Accrued benefit cost	(82)	(82)
Noncurrent liability — Accrued benefit cost	(19,122)	(4,913)
Net amount recognized	$(18,924)	$(2,525)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2014	2013
Accumulated prior service cost	$15	$89
Accumulated net actuarial loss	38,606	20,752
Net amount recognized, before tax effect	$38,621	$20,841

The accumulated benefit obligation as of December 31, 2014 and 2013 was $113.3 million and $98.8 million, respectively. The amount of accumulated benefit obligation as of December 31, 2013 disclosed in the prior year of $50.2 million excluded the accumulated benefit obligation of $48.6 million for two overfunded plans and has been corrected above.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

Weighted average actuarial assumptions as of December 31:	2014	2013
Discount rate	4.01%	4.88%
Rate of increase in compensation levels	3.00%	3.50%

The following tables set forth the fair values of the Company’s U.S. pension plans assets as of December 31, 2014 and 2013:

	Fair Value Measurements as of December 31, 2014
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,610	$—	$2,610	$—
Equity Securities
Large Cap (a)	21,252	21,252	—	—
Small/Mid Cap (b)	12,906	12,906	—	—
Equities Blend (c)	826	826	—	—
International Equity (d)	9,036	9,036	—	—
Emerging Markets (e)	5,852	5,852	—	—
Fixed Income Securities
Corporate Bonds (f)	19,179	1,107	18,072	—
Government Bonds (g)	15,045	11,968	3,077	—
International Bonds (h)	2,588	—	2,588	—
Mortgage/Asset Backed (i)	4,089	—	4,089	—
Miscellaneous
Commodities (j)	3,077	3,077	—	—
Real Estate (k)	1,935	1,935	—	—
Total	$98,395	$67,959	$30,436	$—

	Fair Value Measurements as of December 31, 2013
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,010	$174	$1,836	$—
Equity Securities
Large Cap (a)	21,139	21,139	—	—
Small/Mid Cap (b)	13,446	13,446	—	—
Equities Blend (c)	715	715	—	—
International Equity (d)	9,532	9,532	—	—
Emerging Markets (e)	6,402	6,402	—	—
Fixed Income Securities
Corporate Bonds (f)	23,563	16,489	7,074	—
Government Bonds (g)	11,490	10,820	670	—
Mortgage/Asset Backed (i)	6,140	—	6,140	—
Miscellaneous
Commodities (j)	3,383	3,383	—	—
Real Estate (k)	1,964	1,964	—	—
Total	$99,784	$84,064	$15,720	$—

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

(h)         This category includes securities and mutual funds which invest in a diversified portfolio of longer duration foreign bonds.  This category is benchmarked to the Barclays Global Aggregate Index.

(i)            This category invests primarily in mortgage-backed securities which cover the mortgage backed securities component of the Barclays US Aggregate Bond Index.  This category is benchmarked against the Barclays Mortgage-Backed Securities Index.

(j)            This fund invests in assets of commodity linked derivative instruments and fixed income securities.  The fund is benchmarked against the Dow Jones-UBS Commodity Index Total Return.

(k)          This fund normally invests at least 80% of its assets in equity related securities of real estate companies and other real estate securities.  Under normal circumstances, the fund invests in at least three different countries and at least 40% of the total assets are in foreign securities.  This strategy is benchmarked to the Lipper Global Real Estate Funds Average.

The Company’s investment strategy is to earn the highest possible long-term total rate of return while minimizing the associated risk to ensure the preservation of the plan assets for the provision of benefits to participants and their beneficiaries.  This is accomplished by managing a diversified portfolio of fund styles, asset types, risk characteristics and investment holdings.

As of December 31, 2014 and 2013, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for U.S. pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
(Dollars in thousands)	2014	2013	2014	2013
Projected benefit obligation	$107,682	$53,699	$107,682	$53,699
Accumulated benefit obligation	$103,690	$50,188	$103,690	$50,188
Fair value of plan assets	$88,478	$48,704	$88,478	$48,704

Information about the expected cash flows by year for the U.S. pension plans follows:

(Dollars in thousands)

Employer contributions
2015	$—

Benefit Payments
2015	$6,853
2016	6,861
2017	6,215
2018	6,627
2019	7,222
2020 – 2024	35,568

The following table provides the components of net periodic pension costs of the U.S. plans:

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Service cost	$895	$1,165	$1,059
Interest cost	4,815	4,423	4,796
Expected return on assets	(7,541)	(6,660)	(6,166)
Amortization of prior service cost	74	74	74
Net actuarial loss amortization	877	3,519	3,430
Settlement	1,025	—	1,369
Net periodic pension cost	$145	$2,521	$4,562

The 2014 settlement was as a result of an opportunity for certain eligible terminated vested participants to elect a lump sum payment of their respective pension benefits.  During the year ended December 31, 2012, there was a settlement charge as a result of lump sum payments made to plan participants in 2012.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2014	2013
Current year actuarial (loss) gain	$(19,756)	$21,997
Amortization of actuarial loss	877	3,519
Amortization of prior service cost	74	74
Settlement	1,025	—
Total recognized in other comprehensive income (loss)	$(17,780)	$25,590
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(17,925)	$23,069

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2015 are as follows:

(Dollars in thousands)
Prior service cost	$15
Net actuarial loss	2,736
Total as of December 31	$2,751

For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2014	2013	2012
Weighted average actuarial assumptions as of December 31:
Discount rate	4.88%	3.92%	4.67%
Expected annual return on plan assets	7.75%	7.75%	7.75%
Rate of increase in compensation levels	3.50%	4.00%	4.00%

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency.  The expected rate of return on plan assets was determined by the Company based on a review of asset class return expectations, as well as long-term inflation assumptions.  The Company also considered historical returns on asset classes and investment mix.  The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of approximately 52% equity securities, 43% fixed income securities, and 5% with other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

During the fourth quarter of 2014, the Company changed a European plan to no longer allow for new employees to join the plan.  Instead, the Company will make contributions to a defined contribution plan for new employees.  Current employees in the plan have the option of remaining in the defined benefit plan or converting to the defined contribution plan.

For European plans, the following tables provide a reconciliation of changes in the plan’s benefit obligations and fair value of assets over the two-year period ended December 31, 2014 and the funded status as of December 31 of both years:

(Dollars in thousands)	2014	2013

Change in Projected Benefit Obligations
Projected benefit obligations as of January 1	$42,367	$42,417
Service cost	342	314
Interest cost	1,653	1,511
Employee contributions	88	103
Actuarial loss	4,097	1,178
Benefits paid	(1,781)	(1,550)
Settlement	—	(1,249)
Other	—	(1,689)
Foreign currency exchange rate changes	(3,880)	1,332
Projected benefit obligations as of December 31	42,886	42,367

Change in Plan Assets
Fair value of plan assets as of January 1	29,586	28,177
Actual return on plan assets	3,529	1,395
Employer contributions	1,979	1,875
Employee contributions	88	103
Benefits paid	(1,781)	(1,550)
Settlement	—	(1,249)
Foreign currency exchange rate changes	(2,376)	835
Fair value of plan assets as of December 31	31,025	29,586
Funded Status as of December 31	$(11,861)	$(12,781)

Amounts Recognized in the Balance Sheets:
Noncurrent asset	$1,046	$603
Current liability — Accrued benefit cost	(498)	(561)
Noncurrent liability — Accrued benefit cost	(12,409)	(12,823)
Net amount recognized	$(11,861)	$(12,781)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

(Dollars in thousands)	2014	2013
Accumulated net actuarial loss	$8,076	$7,022
Net amount recognized, before tax effect	$8,076	$7,022

The 2013 settlement was as a result of the separation of an employee under the Belgian salaried plan.

The accumulated benefit obligation as of December 31, 2014 and 2013 was $41.3 million and $40.5 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2014	2013
Weighted average actuarial assumptions as of December 31:
Discount rate	3.00%	3.92%
Rate of increase in compensation levels	3.38%	3.50%

The following tables set forth the fair values of the Company’s European pension plans assets as of December 31, 2014 and 2013:

	Fair Value Measurements as of December 31, 2014
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$611	$611	$—	$—
Equity Securities
M&G PP Discretionary Fund (a)	4,922	4,922	—	—
Global Equity 60-40 Index (b)	5,475	5,475	—	—
Fixed Income Securities
Delta Lloyd Fixed Income (c)	3,481	—	—	3,481
Corporate Bonds (d)	5,417	5,417	—	—
Government Bonds (e)	7,628	7,628	—	—
Real Estate (f)	2,192	2,192	—	—
Insurance Reserves (g)	1,299	—	—	1,299
Total	$31,025	$26,245	$—	$4,780

	Fair Value Measurements as of December 31, 2013
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
(Dollars in thousands)		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$542	$542	$—	$—
Equity Securities
M&G PP Discretionary Fund (a)	4,498	4,498	—	—
Global Equity 60-40 Index (b)	5,667	5,667	—	—
Fixed Income Securities
Delta Lloyd Fixed Income (c)	4,207	—	—	4,207
Corporate Bonds (d)	4,779	4,779	—	—
Government Bonds (e)	6,384	6,384	—	—
Real Estate (f)	2,034	2,034	—	—
Insurance Reserves (g)	1,475	—	—	1,475
Total	$29,586	$23,904	$—	$5,682

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

(e)          This category invests mainly in long term gilts through the M&G PP Super Long Index Linked Fund and the M&G PP Discretionary Fund.

(f)            This category invests in the M&G UK Property Fund. The fund invests directly in commercial properties in the UK and is actively managed against its IPD real estate benchmark. The fund is well diversified investing in the retail, office, and industrial sectors of the market. A small portion of this category is also held in the M&G PP Discretionary Fund.

(g)         This category invests in individual insurance policies in the name of the individual plan members.

The Company’s Level 3 investments in the Delta Lloyd fixed income fund and insurance reserves were valued using significant unobservable inputs.  Inputs to these valuations include characteristics and quantitative data relating to the assets and reserves, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data.  The following table sets forth changes in fair value measurements using significant unobservable inputs during 2014 and 2013:

(Dollars in thousands)	Delta Lloyd Fixed Income	Insurance Reserves

Balance as of January 1, 2013	$4,058	$1,466
Purchases	814	160
Sales/Maturities	(837)	(211)
Foreign currency translation	172	60
Balance as of December 31, 2013	4,207	1,475
Purchases	—	163
Sales/Maturities	(259)	(166)
Foreign currency translation	(467)	(173)
Balance as of December 31, 2014	$3,481	$1,299

As of December 31, 2014 and 2013, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
(Dollars in thousands)	2014	2013	2014	2013
Projected benefit obligation	$31,333	$31,485	$31,333	$31,485
Accumulated benefit obligation	$29,698	$29,568	$29,698	$29,568
Fair value of plan assets	$18,426	$18,101	$18,426	$18,101

Information about the expected cash flows by year for the European pension plans follows:

(Dollars in thousands)

Employer contributions
2015	$1,860

Benefit Payments
2015	$3,017
2016	1,817
2017	1,272
2018	1,265
2019	1,314
2020 – 2024	7,863

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

The following table provides the components of net periodic pension costs of the European plans:

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Service cost	$342	$314	$148
Interest cost	1,653	1,511	1,640
Expected return on assets	(1,549)	(1,263)	(1,232)
Net actuarial loss amortization	245	203	15
Settlement	—	279	—
Net periodic pension cost	$691	$1,044	$571

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2014	2013
Current year actuarial loss	$(2,117)	$(1,046)
Amortization of actuarial loss	245	203
Settlement	—	279
Foreign currency exchange	818	(292)
Total recognized in other comprehensive income (loss)	$(1,054)	$(856)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(1,745)	$(1,900)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2015 are as follows:

(Dollars in thousands)
Total net actuarial loss as of December 31	$232

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2014	2013	2012
Weighted average actuarial assumptions as of December 31:
Discount rate	3.92%	3.99%	5.00%
Expected annual return on plan assets	5.23%	4.91%	4.92%
Rate of increase in compensation levels	3.50%	3.50%	3.50%

The expected rate of return on plan assets was determined by the Company based on a review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its targeted portfolio mix of approximately 34% equity securities, 54% fixed income securities and 12% other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

The non-current portion of the U.S. and European pension liabilities of $31.5 million and $17.7 million as of December 31, 2014 and 2013, respectively, is included in accrued pension and other liabilities.

Other

Defined Contribution Plan

The Company also sponsors a defined contribution plan for certain U.S. employees that permits employee contributions of up to 50% of eligible compensation in accordance with Internal Revenue Service guidance.  Under this defined contribution plan, the Company makes a fixed contribution of 3% of eligible employee compensation on a quarterly basis and matches contributions made by each participant in an amount equal to 50% of the employee contribution up to a maximum of 3% of employee compensation.  Employer matching and fixed contributions for non-represented employees vest immediately. Employer discretionary contributions vest after two years of service.  For each bargaining unit employee at the Catlettsburg, Kentucky facility who is a participant of the defined benefit pension plan and contributes to the defined contribution plan, the Company matches a maximum of $25.00 employee pre-tax contributions per month to the plan.  As of June 8, 2010, and continuing under the June 8, 2013 collective bargaining agreement, current employees have the option of remaining in the defined benefit plan or converting to a defined contribution plan.  The election to convert will freeze the defined benefit calculation as of such date and employees who elect to freeze their defined benefit will be eligible to receive a Company contribution to the defined contribution plan of $1.40 per actual hour worked as well as for other related hours paid but not worked.  The Company will then make additional lump sum contributions to employees of $5,000 per year that have converted on the next three anniversary dates of the voluntary conversion to the defined contribution plan.  As a result, employees that have converted will be excluded from the aforementioned $25.00 match.  For bargaining unit employees hired after June 8, 2010, the Company contributes $1.40 per actual hour worked, as well as for other related hours paid but not worked, for eligible employees.  Effective May 1, 2007, for bargaining unit employees at the Columbus, Ohio facility, the Company makes contributions to the USW 401(k) Plan of $1.15 per actual hour worked for eligible employees.  Effective August 1, 2013, for bargaining unit employees at the Neville Island, Pennsylvania facility, the Company began making contributions of $2.40 per actual hour worked to the defined contribution plan for eligible employees when their defined benefit pension plan was frozen.  Employer matching contributions for bargaining unit employees vest immediately.  Total expenses related to the defined contribution plans were $2.8 million, $2.5 million, and $1.9 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.

Multi-Employer Pension Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of December 31, 2014 and 2013, respectively, the Company has a $0.9 million and $0.6 million liability recorded as a component of payroll and benefits payable within its consolidated balance sheets.  Refer to Note 17 for further information related to this multi-employer plan.

11. Stock Compensation Plans

As of December 31, 2014, the Company had one stock-based compensation plan that was adopted in 2008 and is described below.  The former Employee Stock Option Plan and the Non-Employee Directors’ Stock Option Plan (Prior Plans) were terminated and superceded by the 2008 Equity Incentive Plan.  The Prior Plans both had stock-based awards outstanding as of December 31, 2014 and 2013.  The Prior Plans granted stock options and restricted stock to officers, directors and other key employees of the company.  The stock options were granted at the fair market value on the grant date, became exercisable no less than six months after granted, and, in general, expire ten years after the date of grant.

2008 Equity Incentive Plan, as amended

In 2008, the Company adopted an equity incentive plan for eligible employees, service providers, and non-employee directors of the Company and its subsidiaries. In 2014, the Company amended and restated the 2008 Equity Incentive Plan to increase the aggregate number of shares available for issuance from 2,000,000 to 5,000,000, and to extend the term for a period of ten years.  The plan includes a 1,500,000 share fixed sub-limit for the granting of incentive stock options.  The awards may be stock options, restricted stock units, performance units or other stock-based awards.  Stock options may be nonstatutory or incentive.  The exercise price for options and stock appreciation rights shall not be less than the fair market value on the date of grant, except if an incentive stock option is granted to a “10% employee,” as defined by the plan, then the option price may not be less than 110% of such fair market value.  Options and stock appreciation rights may be exercisable commencing with the grant date, and are no longer exercisable after the expiration of seven or ten years from the grant date.

Stock-Based Compensation Expense

The following tables show a summary of the status and activity of stock options for the year ended December 31, 2014:

Employees:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2014	702,737	$15.70	5.63	$3,508
Granted	344,299	21.31
Exercised	(143,923)	14.80
Forfeited	(11,893)	17.87
Expired	(1,003)	13.89
Outstanding as of December 31, 2014	890,217	$17.99	5.32	$2,742
Vested and expected to vest as of December 31, 2014	890,217	$17.99	5.32	$2,742
Exercisable as of December 31, 2014	388,860	$15.43	4.42	$2,134

Non-Employee Directors:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2014	61,922	$6.73	2.29	$803
Granted	—	—
Exercised	(10,667)	6.55
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2014	51,255	$6.76	1.61	$664
Vested and expected to vest as of December 31, 2014	51,255	$6.76	1.61	$664
Exercisable as of December 31, 2014	51,255	$6.76	1.61	$664

The following assumptions were used to calculate the fair values of employee stock option grants in each year:

	Year Ended December 31
	2014	2013	2012
Weighted-average grant date fair value per stock option	$4.48	$4.51	$5.28
Expected dividend yield	.00%	.00%	.00%
Expected volatility	21 – 22%	31%	42 – 44%
Risk-free interest rates	1.51 – 1.73%	0.78%	0.58 – 0.90%
Expected lives of options	4 years	4 years	4 years

The expected dividend yield is based on the latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.  The expected volatility is based on the historical volatility of the Company’s stock and the implied volatility calculated from traded options on the Company’s stock.  The risk-free interest rates are based on the U.S. Treasury strip rate for the expected life of the option.  For the 2011 through 2014 grants of stock options, the Company used the simplified method for determining the expected life.  This method was used since the Company granted stock options to a different population of its employees, and decreased the term from 10 to 7 years.  As a result of these changes, the Company does not believe that the historical stock option exercise data provides a reasonable basis upon which to estimate the expected life for the 2011 through 2014 grants.

The total grant date fair value of options vested during the years ended December 31, 2014, 2013, and 2012 was $4.80 per share, $5.32 per share, and $5.86 per share, or $1.3 million, $1.0 million, and $0.7 million, respectively.

During the years ended December 31, 2014, 2013 and 2012 the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $1.0 million, $2.5 million, and $1.9 million, respectively.  The total amount of cash received from the exercise of options was $2.2 million, $4.1 million, and $1.6 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Restricted and Performance Based Stock Awards

The grant date fair value of time vested restricted stock awards is the market price of the underlying common stock and is expensed over the vesting period of three years.

Performance stock awards, based on Return on Capital (ROC), vest subject to the satisfaction of this performance condition, at the end of a three-year performance period.  The Company’s actual ROC for the performance period is compared to the target set, and the actual award payout is interpolated.  The ROC award can vest at between zero and 200 percent of the target award.  The grant date fair value of the ROC performance stock is the market price of the underlying common stock.  The fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  During 2014, $0.1 million of expense was recognized.  No expense was recognized in 2013 or 2012 as it was not considered probable that the performance condition would be achieved.

Performance stock awards, based on Total Shareholder Return (TSR), vest subject to the satisfaction of this market condition, at the end of a three-year performance period.  The Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank.  The actual award payout is determined by multiplying the target award by the performance factor percentage based upon the Company’s percentile ranking and can vest at between zero and 200 percent of the target award.  The initial grant date fair value of the TSR performance stock is determined using a Monte Carlo simulation model.  The grant date fair value is expensed on a straight-line basis over the three-year performance period.

The following table shows a summary of the status and activity of employee and non-employee directors’ nonvested stock awards for the year ended December 31, 2014:

		Weighted-		Weighted-		Weighted-
		Average	ROC	Average	TSR	Average
	Restricted	Grant Date	Performance	Grant Date	Performance	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
	Awards	(per share)	Awards (a)	(per share)	Awards(a)	(per share)
Nonvested as of January 1, 2014	222,753	$15.99	58,388	$15.83	49,514	$18.72
Granted	98,989	20.83	29,203	20.54	28,042	21.39
Vested	(97,579)	15.82	—	—	(8,376)	15.58
Forfeited	(4,332)	17.41	(10,317)	13.57	(610)	15.58
Nonvested as of December 31, 2014	219,831	$18.22	77,274	$17.91	68,570	$20.23

(a)         The number of shares shown for the performance stock awards is based on the target number of share awards.

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2014, 2013, and 2012 was $20.83 per share, $17.11 per share, and $14.56 per share or $2.1 million, $2.2 million, and $2.0 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2014, 2013, and 2012 was $1.5 million, $1.4 million, and $1.9 million, respectively.

The weighted-average grant date fair value of ROC performance stock awards granted during the years ended December 31, 2014, 2013, and 2012 was $20.54 per share, $17.09 per share, and $14.94 per share or $0.6 million, $0.6 million and $0.5 million, respectively. There were no ROC performance stock awards that vested during the years ended December 31, 2014, 2013, and 2012, respectively.  In addition, the Company did not satisfy the performance condition for the ROC performance stock award that was granted in 2012 and vested in 2015.

The weighted-average grant date fair value of TSR performance stock awards granted during the years ended December 31, 2014, 2013, and 2012, was $21.39 per share, $21.92 per share, and $15.31 per share, or $0.6 million, $0.6 million, and $0.5 million, respectively. The total fair value of TSR performance stock awards vested during the years ended December 31, 2014, 2013, and 2012 was $0.1 million, zero and zero, respectively.

The following significant assumptions were used for the TSR performance stock awards:

	Year Ended December 31
	2014	2013	2012
Dividend yield	.00%	.00%	.00%
Expected volatility	31.5%	37.8%	43.2%
Risk-free interest rates	0.68%	0.34%	0.39%
Performance period	3 years	3 years	3 years

The following table shows the historical vesting of the TSR performance stock awards:

Year	TSR Performance	Payout	Shares
Vested	Period	Level	Issued
2012	2009-2011	52%	8,528
2013	2010-2012	0%	—
2014	2011-2013	93%	8,376

The TSR performance stock award that was granted in 2012 vested and was awarded in February 2015 at approximately 91% of the target award, based on the Company’s satisfaction of the market condition during the preceding three-year period with 13,920 shares of common stock issued.

Total Stock-Based Compensation

Compensation expense related to all stock-based compensation totaled $3.7 million, $3.1 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, and was recognized as a component of selling, general and administrative expense.  The related income tax benefit was $1.2 million, $1.0 million, and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, there was $4.2 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately 1.7 years.

12. Shareholders’ Equity

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the Program).  On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares upon inception of the Program, for an average purchase price of $15.26 per share. The actual number of shares that the Company repurchased under the Program was determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of the applicable calculation period which ended on September 30, 2013.  The actual number of shares repurchased was 340,334 shares less than the number of shares previously delivered, and as a result, the Company sold back that many shares to the counterparty in the form of a private placement of unregistered securities during 2013. The Company’s outstanding common shares used to calculate earnings per share were reduced by the number of repurchased shares pursuant to the Program as they are delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  In 2013, the Company increased its diluted shares outstanding to reflect the 340,334 shares that were sold back in the form of the private placement.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under its Program to $150 million, excluding the November 2012 accelerated share repurchase.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in 2013 at an average price per share of $20.37.  During 2014, the Company repurchased an additional 1,930,841 shares at an average price of $20.57 per share.  All of the aforementioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $107.3 million.

The Board of Directors adopted a Stockholder Rights Plan in February 2005 designated to guard against (1) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares or (2) the accumulation of a substantial block of stock without offering to pay stockholders a fair control premium. The Rights Plan will not prevent takeovers, but is designed to preserve the Board’s bargaining power and flexibility to deal with third-party acquirers and to otherwise seek to maximize value for all stockholders. The Plan awards one right for each outstanding share of common stock held by stockholders of record on February 3, 2005 and thereafter. Each right entitles the holder to purchase from the Company one unit of one ten-thousandth of a share of a newly created series of preferred stock at a purchase price of $35 per unit. The rights will be exercisable only if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding common stock (15% or more in the case of certain institutional investors) or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 10% or more of the Company’s common stock (Acquiring Person). If one of those events occurs, each holder of a right (with the exception of the Acquiring Person or group) will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other of the Company’s securities) having a value equal to two times the exercise price of the right. The rights can be redeemed by the Board of Directors under certain circumstances, in which case the rights will not be exchangeable for shares.  On February 5, 2015, the Stockholder Rights Plan expired and the Company determined that it would not be renewed.

On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program declaring a quarterly dividend payable in the amount of $0.05 per share on March 15, 2015 to its stockholders of record at the close of business on March 5, 2015.

13. Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
(Dollars in thousands)	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of January 1, 2013, net of tax	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income before reclassifications	727	12,913	689	14,329
Amounts reclassified from other comprehensive income (loss)	(1,032)	2,355	(265)	1,058
Net current period other comprehensive income (loss)	(305)	15,268	424	15,387
Balance as of December 31, 2013, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	(14,850)	(12,669)	789	(26,730)
Amounts reclassified from other comprehensive income (loss)	—	761	(401)	360
Net current period other comprehensive income (loss)	(14,850)	(11,908)	388	(26,370)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)

(Dollars in thousands) Details about	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the
Accumulated Other Comprehensive	Year Ended December 31		Statement where
Income (Loss) Components	2014	2013	Net Income is Presented

Foreign Currency Translation Adjustments:
Sale of foreign subsidiary	$—	$1,032	Restructuring (2)
	—	1,032	Total before tax
	—	—	Tax (expense) or benefit
	$—	$1,032	Net of tax

Defined Benefit Pension Plan Adjustments:
Prior-service costs	$(74)	$(74)	(3)
Actuarial losses	(1,122)	(3,722)	(3)
	(1,196)	(3,796)	Total before tax
	435	1,441	Tax benefit
	$(761)	$(2,355)	Net of tax
Derivatives:
Foreign exchange contracts	$484	$1,018	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	221	(555)	Cost of products sold (excluding depreciation and amortization)
	705	463	Total before tax
	(304)	(198)	Tax expense
	$401	$265	Net of tax
Total reclassifications for the period	$(360)	$(1,058)	Net of tax

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

The income tax benefits associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss was $17.4 million, $9.7 million and $20.0 million as of December 31, 2014, 2013, and 2012, respectively.  The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive loss was $0.5 million, $0.3 million, and $29 thousand as of December 31, 2014, 2013, and 2012, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Defined benefit pension plan	$(7,202)	$9,840	$(2,500)
Derivatives	184	358	570

14. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	For the Year Ended
(Dollars in thousands, except per share amounts)	2014	2013	2012
Net income available to common shareholders	$49,370	$45,713	$23,272
Weighted Average Shares Outstanding
Basic	53,042,253	53,897,834	56,304,636
Effect of Dilutive Securities	898,559	773,195	530,924
Diluted	53,940,812	54,671,029	56,835,560

Basic net income per common share	$0.93	$0.85	$0.41
Diluted net income per common share	$0.92	$0.84	$0.41

For the years ended December 31, 2014, 2013 and 2012, there were 341,174, zero, and 341,277 options, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

15. Provision for Income Taxes

During the second quarter of 2014, the Internal Revenue Service (IRS) completed its joint committee review of the Company’s 2008 amended income tax return.  As a result of the conclusion of this examination, the Company received an income tax refund of $2.5 million including tax and interest which was recorded in other current assets within the Company’s consolidated balance sheet as of December 31, 2013.  The Company released net uncertain tax positions including related accrued interest and penalties of $1.4 million as a result of the conclusion of this examination, all of which impacted the Company’s effective tax rate.

The components of the provision for income taxes were as follows:

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Current
Federal	$6,200	$6,180	$9,039
State and local	1,587	1,739	526
Foreign	6,138	8,632	4,056
	13,925	16,551	13,621
Deferred
Federal	7,506	5,950	(47)
State and local	488	(248)	178
Foreign	1,219	(767)	312
	9,213	4,935	443
Provision for income taxes	$23,138	$21,486	$14,064

Income before income tax provision includes income generated by operations outside the United States of $29.0 million, $29.3 million, and $10.4 million for 2014, 2013, and 2012, respectively.  No provision has been made for U.S. Federal, state, or additional foreign taxes related to approximately $79.0 million of undistributed earnings of foreign subsidiaries which have been indefinitely reinvested.  Determination of the amount of any such unrecognized deferred income tax liability on this temporary difference is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential extent and timing of any such distributions, including withholding taxes.

The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate are as follows:

	Year Ended December 31
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.2	0.8	2.0
Tax rate differential on foreign income	(2.9)	(1.5)	(2.0)
Nonrecurring adjustments related to sale of foreign subsidiary	—	(2.2)	2.8
Permanent tax differences	0.3	(1.4)	(1.9)
Valuation allowance	—	1.5	1.5
Settlement of uncertain tax positions	(1.9)	—	—
Tax statute expiration	(0.6)	(0.6)	(0.8)
Change in uncertain tax positions	0.1	0.3	0.6
Other — net	(0.3)	0.1	0.5
Effective income tax rate	31.9%	32.0%	37.7%

The Company has the following gross operating loss carryforwards and tax credit carryforwards as of December 31, 2014:

	Amount
Type	(Thousands)	Expiration Date
Foreign tax credits	$258	2017
Capital loss carryforwards	765	2018
State tax credits(1)	2,375	2023 - 2027
Operating loss carryforwards — federal	614	2029
Operating loss carryforwards — state(2)	16,427	2015 - 2034
Operating loss carryforwards — foreign(3)	10,490	2018 - unlimited

(1) Of the total state tax credit carryforwards, approximately 46% begin to expire in 2023.

(2) Of the total state operating loss-carryforwards, approximately 92% expire in 2020 or later.

(3) Of the total foreign tax operating loss carryforwards, approximately 77% have no expiration.

The components of deferred taxes consist of the following:

	December 31
(Dollars in thousands)	2014	2013
Deferred tax assets
Net operating loss and credit carryforwards (1) (2)	$5,736	$5,548
Accruals	10,524	11,198
Inventories	12,856	12,271
Pensions	10,670	4,725
Valuation allowance	(2,576)	(988)
Total deferred tax assets	37,210	32,754
Deferred tax liabilities
Property, plant and equipment	$39,708	$31,951
Goodwill and other intangible assets	6,039	5,879
U.S. liability on Belgian and German net deferred tax assets	829	1,248
Total deferred tax liabilities	46,576	39,078
Net deferred tax liability(3)	$(9,366)	$(6,324)

(1)Uncertain tax liabilities of approximately $0.3 million partially offset the net operating losses and credit carryforwards in each 2014 and 2013.

(2)Net indirect benefits on uncertain tax liabilities of approximately $74 thousand and $1.0 million are included in the U.S. net operating loss and credit carryforwards in 2014 and 2013, respectively.

(3)A current deferred tax liability of $0.2 million is included in accounts payable and accrued liabilities within the 2014 consolidated balance sheet.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized.  The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.  The Company’s valuation allowance as of December 31, 2014 of $2.6 million pertained to an uncertainty related to the realization of foreign net operating loss carryforwards, domestic capital loss carryforwards, and state tax credits.  The Company’s valuation allowance as of December 31, 2013 is $1.0 million and is as a result of domestic capital loss carryforwards and state tax credits.

The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year.  The following is a reconciliation of the unrecognized income tax benefits:

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Balance as of January 1	$3,435	$4,141	$4,078
Gross increases for tax positions of prior years	—	—	53
Gross decreases for tax positions of prior years	—	(438)	—
Gross increases for tax positions of current year	75	122	647
Lapse of statute of limitations	(500)	(390)	(637)
Settlement of uncertain tax positions	(1,823)	—	—
Balance as of December 31	$1,187	$3,435	$4,141

As of December 31, 2014, approximately $1.0 million of the $1.2 million, and as of December 31, 2013, approximately $2.4 million of the $3.4 million, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  In 2014, the Company accrued interest and penalties of approximately $0.1 million on prior year uncertain tax positions and reversed approximately $0.1 million of interest and penalties due to the expiration of the statute of limitations and approximately $0.6 million due to the settlement of uncertain tax positions.  In 2013, the Company reversed an immaterial amount due to the expiration of the statute of limitations.  As of December 31, 2014 and 2013, the amount accrued for the payment of interest and penalties is approximately $0.3 million and $0.9 million, respectively.

Total uncertain tax positions recorded in accrued pension and other liabilities were approximately $1.3 million and $4.1 million for the years ended December 31, 2014 and 2013, respectively.

At this time, the Company believes that it is reasonably possible that approximately $0.3 million of the estimated unrecognized tax benefits as of December 31, 2014 will be recognized within the next twelve months based on the expiration of statutory review periods all of which will impact the effective tax rate.

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

As of December 31, 2014, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2011 – 2014
Kentucky	2010 – 2014
Pennsylvania	2011 – 2014
Belgium	2011 – 2014
Canada	2010 – 2014
Germany	2010 – 2014
United Kingdom	2011 – 2014
Japan	2009 – 2014

16. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles.  Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $6.9 million in 2015, $5.2 million in 2016, $5.1 million in 2017, $3.4 million in 2018, $2.7 million in 2019, and $24.4 million thereafter.  Total rental expense on all operating leases was $7.9 million, $7.6 million, and $7.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
(Dollars in thousands)	2014	2013	2012
Raw and other materials	$38,096	$40,170	$30,802
Transportation	11,461	9,794	9,731
Information systems and services	2,163	2,746	4,505
Total payments	$51,720	$52,710	$45,038

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter
Raw and other materials	$30,118	$20,081	$20,105	$20,130	$721	$2,164
Transportation	1,575	131	—	—	—	—
Information systems and services	2,026	—	—	—	—	—
Total contractual cash obligations	$33,719	$20,212	$20,105	$20,130	$721	$2,164

17. Contingencies

Waterlink.  In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability. As of December 31, 2014 and 2013, the balances recorded were $0.1 million and $0.4 million as a component of accounts payable and accrued liabilities and $0.4 million and $0.4 million as a component of accrued pension and other liabilities, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

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

The Company is a domestic producer, exporter from China (through its wholly-owned subsidiary Calgon Carbon (Tianjin) Co., Ltd. (Calgon Carbon Tianjin)), and a U.S. importer of the activated carbon that is subject to the anti-dumping order.  As such, the Company’s involvement in the Commerce Department’s proceedings is both as a domestic producer (a “petitioner”) and as a foreign exporter (a “respondent”).

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2014, the Company is currently required to post a duty of $0.018 per pound when importing activated carbon from Calgon Carbon Tianjin into the United States.  The impact of the tariffs to the Company’s financial results was not material for the years ended December 31, 2014, 2013, and 2012, respectively.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

There have been seven periods of review since the tariffs began. Periods of Review (POR) I and II and V related to the periods that ended on March 31, 2008, 2009 and 2012, respectively are final and not subject to further review or appeal.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (POR III).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013, the Court of International Trade (the “Court”) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the Commerce Department to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Commerce Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.

On January 9, 2014, the Commerce Department filed its remand redetermination with the Court.  In its redetermination, the Commerce Department continued to calculate a zero duty for imports of steam activated carbon entered into the United States by the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the United States that were not subjected to an individual investigation.  Those separate rate exporters had previously been assigned a margin of approximately $0.127 per pound.  The Company is contesting this aspect of the Commerce Department’s redetermination and has submitted comments to the Court in that regard.  On November 24, 2014, the Court affirmed the Commerce Department’s remand determination.  The various parties involved in this review (the Company, the United States, and the Chinese respondents) have a right to appeal this determination within 60 days to the Court of Appeals for the Federal Circuit.  The Company, a Chinese respondent, a U.S. importer that purchased activated carbon from the Chinese entity, and the Commerce Department have filed notices to appeal the decision to the Court of Appeals for the Federal Circuit.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (POR IV).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.

Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Court issued a decision on June 24, 2014 that sustained the Commerce Department’s final results in their entirety.  An appeal of this decision has been filed with the U.S. Court of Appeals for the Federal Circuit (Court of Appeals) by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd; Carbon Activated Corporation and Car Go Worldwide, Inc.  The Company is participating in the proceedings before the Court of Appeals and is supporting the affirmance of the Commerce Department’s final results in POR IV.  A decision by the Court of Appeals on the Chinese exporters’ challenges is anticipated during or after the second quarter of 2015.

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

On December 26, 2013, Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd. filed a summons with the Court commencing a challenge of the Commerce Department’s final results for POR V.  On January 30, 2014, Albemarle Corporation and Ningxia Huahui Activated Carbon Co., Ltd elected not to pursue their appeal challenging the final results of the fifth administrative review.  Because there is no further litigation challenging the final results of the fifth administrative review, U.S. Customs will liquidate the affected entries, assessing antidumping duties at the rates calculated in the final results.

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (POR VI).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates as the two mandatory respondents for POR VI.  Albemarle Corporation has requested a review of Calgon Carbon Tianjin for POR VI.  On May 19, 2014, the Commerce Department announced its preliminary antidumping margins calculated in connection with POR VI.  The specific preliminary margins calculated by the Commerce Department are as follows: Jacobi Carbons AB $1.71/lb., Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. $0.93/lb., Separate Rate Respondents $1.42/lb., and PRC-Wide Rate $1.10/lb.  Calgon Carbon Tianjin was assigned the separate rate respondent margin of $1.42/lb. as it was considered a separate rate respondent.  On November 19, 2014, the final margins were announced by the Commerce Department and are as follows: Jacobi Carbons AB $0.018/lb., Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. $0.018/lb., Separate Rate Respondents $0.018/lb., and PRC-Wide Rate $1.10/lb.  Calgon Carbon Tianjin was assigned the separate rate respondent margin of $0.018/lb. as it was considered a separate rate respondent.  In December 2014, the petitioners filed a summons and complaint commencing an appeal challenging the final results of the sixth administrative review.  Briefing will take place on this appeal throughout approximately the first half of 2015, and a decision by the Court on the petitioners’ challenge to the final results of POR VI is possible in the fourth quarter of 2015 or early in 2016.

Period of Review VII:  On April 1, 2014, the Commerce Department published a formal notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  Requests for an administrative review were submitted to the Commerce Department in April 2014.  The Commerce Department has selected Jacobi Carbons AB and Datong Juqiang Activated Carbon Co., Ltd as mandatory respondents to be reviewed.  The Commerce Department’s analysis of POR VII began in the third quarter of 2014 and the preliminary results of the Commerce Department’s review of POR VII are anticipated to be announced on May 1, 2015.  Calgon Carbon Tianjin is participating in this review as a cooperative respondent.

Continued Dumping and Subsidy Offset Act Distributions:  Pursuant to the Continued Dumping and Subsidy Offset Act (CDSOA) of 2000 (repealed effective February 8, 2006), as an affected domestic producer, the Company was eligible to apply for a share of the distributions of certain tariffs collected on imports of subject merchandise from China that entered the United States from October 11, 2006 to September 30, 2007.  As a result, the Company was eligible to receive a distribution of duties collected on imports of certain activated carbon that entered the United States during a portion of POR I.

CDSOA distributions related to POR I imports were on hold while the POR I final results for certain exporters were under appeal.  All POR I appeals were subsequently resolved and Customs issued liquidation instructions in October 2011 for activated carbon entries affected by the appeal process involving POR I.  The Company received $1.8 million in December 2012 related to the CDSOA distributions of which $1.5 million was reflected within the Company’s statement of comprehensive income for the year ended December 31, 2012.  In December 2013, the Company received $0.1 million in connection with the CDSOA distributions for fiscal year 2013.  This amount was equal to 59.57% of the duties distributed by CBP under the anti-dumping order on certain thermally activated carbon from China.  In December 2014, the Company received $49 thousand in connection with the CDSOA distributions for fiscal year 2014.  This amount was equal to 59.57% of the duties distributed by CBP under the anti-dumping order on certain thermally activated carbon from China.  The Company does not anticipate any further material CDSOA distributions in future years.

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

The Company was required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The testing of the stockpile material was completed in the second quarter of 2014 and the Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company is reviewing this request.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  As of December 31, 2014 and 2013, the balance recorded as a component of accounts payable and accrued liabilities was $0.1 million and $0.3 million, respectively.

Frontier Chemical Processing Royal Avenue Site

In June 2007, the Company received a Notice Letter from the New York State Department of Environmental Conservation (NYSDEC) stating that the NYSDEC had determined that the Company is a Potentially Responsible Party (PRP) at the Frontier Chemical Processing Royal Avenue Site in Niagara Falls, New York (Site).  The Notice Letter requested that the Company and other PRP’s develop, implement and finance a remedial program for Operable Unit #1 at the Site.  Operable Unit #1 consists of overburden soils and overburden and upper bedrock groundwater.  The Company has joined a PRP group (PRP Group) and has executed a Joint Defense Agreement with the group members.  In August 2008, the Company and over 100 PRP’s entered into a Consent Order with the NYSDEC for additional site investigation directed toward characterization of the Site to better define the scope of the remedial project.  The Company contributed monies to the PRP Group to help fund the work required under the Consent Order.  The additional site investigation required under the Consent Order was initiated in 2008 and completed in the spring of 2009. A final report of the site investigation was submitted to the NYSDEC in October 2009 and revised in September 2010.  By letter dated October 10, 2010, the NYSDEC approved the report and terminated the Consent Order.  The PRP Group was issued a Significant Industrial User Permit by the Niagara Falls Water Board (NFWB) in November 2010.  The permit allows the shallow ground water flow from the Site to continue to be naturally captured by the adjacent sewer tunnels with subsequent treatment of the ground water at the Niagara Falls Wastewater Treatment Plant.

In March 2013, the Company, along with over thirty other PRPs, entered into a consent decree with the NYSDEC pursuant to which the work plan for the remedial program was agreed upon. The cleanup has begun and is essentially complete.  The PRP Group has spent approximately $11.9 million for the remediation thus far.  The PRP Group estimates that up to $0.1 million of additional costs remain, but has slightly more than $0.8 million of funds available to apply against the final costs and thus currently is forecasting a surplus. The Company does not anticipate that it will suffer any material loss with respect to this matter.

Pearl River Plant

In August 2012, the Company’s Pearl River plant, located in Pearlington, Mississippi, was impacted by Hurricane Isaac.  The Company has both property and business interruption insurance coverage for this plant.  In January 2013, management filed a claim with its insurance carrier to recover damages for both property and business interruption related to this event.  In March 2013, the Company settled its insurance claim and received $0.4 million from its insurance carrier and recorded it as a deduction to cost of products sold (excluding depreciation and amortization) for the year ended December 31, 2013.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees in 2012.  The Company recorded a $1.1 million reduction in this liability for the year ended December 31, 2013.  The Company has had several claims from pensioners seeking compensation for the shortfall.  In the first quarter of 2014, the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan and that the local Labor Court heard that issue with respect to a different employer in the fall of 2014.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment. As a result, the Company recorded an additional accrual of $0.4 million for the year ended December 31, 2014.  As of December 31, 2014 and 2013, respectively, the Company has a $0.9 million and $0.6 million liability recorded as a component of payroll and benefits payable within its consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

18. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2014, 2013, and 2012 was $0.7 million, $0.8 million, and $0.6 million, respectively.  Capitalized interest for the years ended December 31, 2014, 2013, and 2012 was $(0.6) million, $(0.4) million, and $(0.7) million, respectively.   Income taxes paid, net of refunds for the years ended December 31, 2014, 2013, and 2012 were $17.7 million, $16.4 million, and $12.2 million, respectively.

The Company has reflected $1.7 million and $(1.0) million of its capital expenditures as non-cash increase and decrease in accounts payable and accrued liabilities for the years ended December 31, 2014 and 2013, respectively.

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

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Net sales
Activated Carbon and Service	$498,212	$482,278	$485,755
Equipment	45,319	54,935	66,050
Consumer	11,572	10,726	10,450
Consolidated net sales	$555,103	$547,939	$562,255

Income (loss) from operations before restructuring
Activated Carbon and Service	$78,114	$71,017	$48,709
Equipment	(5,657)	(4,041)	(440)
Consumer	1,896	1,784	1,803
	$74,353	$68,760	$50,072

Reconciling items:
Restructuring income (charges) (Note 2)	252	129	(10,211)
Interest income	77	136	35
Interest expense	(263)	(462)	(80)
Other expense — net	(1,911)	(1,364)	(2,480)
Income before income tax provision	$72,508	$67,199	$37,336

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Depreciation and amortization
Activated Carbon and Service	$26,820	$25,395	$23,197
Equipment	3,049	2,907	2,494
Consumer	601	636	629
Consolidated depreciation and amortization	$30,470	$28,938	$26,320

Expenditures for Long-Lived Assets
Activated Carbon and Service	$60,470	$25,885	$56,291
Equipment	2,947	3,325	550
Consumer	495	347	385
Consolidated property, plant and equipment expenditures (1)	$63,912	$29,557	$57,226

(1)         Includes $2.2 million, $0.5 million and $1.5 million which is included in accounts payable and accrued liabilities at December 31, 2014, 2013 and 2012, respectively.

	December 31
(Dollars in thousands)	2014	2013	2012
Total assets
Activated Carbon and Service	$564,734	$527,430	$510,550
Equipment	50,610	55,558	60,191
Consumer	6,317	7,090	7,028
Consolidated total assets	$621,661	$590,078	$577,769

Net Sales by Product

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Carbon products	$474,222	$460,681	$465,885
Capital equipment	41,238	49,036	61,588
Equipment leasing	16,598	15,127	13,886
Carbon cloth products	11,564	10,721	10,422
Spare parts	4,081	5,899	4,462
Other services	7,400	6,475	6,012
Consolidated net sales	$555,103	$547,939	$562,255

Geographic Information

	Year Ended December 31
(Dollars in thousands)	2014	2013	2012
Net sales
United States	$261,849	$272,644	$261,167
United Kingdom	46,049	40,215	37,991
Japan	45,261	60,804	71,141
France	28,575	27,969	21,456
Canada	21,910	16,945	17,861
Germany	20,656	18,784	20,120
South Korea	18,692	7,364	20,178
China	17,166	15,832	15,179
Belgium	11,166	10,690	10,112
Singapore	6,418	9,364	10,380
Netherlands	5,466	5,283	6,009
Switzerland	4,937	5,334	4,683
Norway	4,641	3,138	3,589
Brazil	4,568	3,194	1,025
Spain	4,049	3,806	4,049
Other	53,700	46,573	57,315
Consolidated net sales	$555,103	$547,939	$562,255

Net sales are attributable to countries based on location of customer.

	December 31
(Dollars in thousands)	2014	2013	2012
Long-lived assets
United States	$205,429	$169,786	$161,806
Belgium	52,943	64,567	66,077
China	15,583	16,990	17,864
United Kingdom	11,100	8,832	8,654
Japan	5,309	6,334	7,908
Canada	49	159	474
Singapore	86	77	106
Denmark	59	64	53
Brazil	22	28	36
Germany	6	12	15
Consolidated long-lived assets	$290,586	$266,849	$262,993

20. Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the Region) in Belgium, where its Feluy facility is located.  The awards were based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants totaled approximately 2.6 million Euros or $3.4 million.  The Company received 0.9 million Euros or $1.2 million for the year ended December 31, 2014, 1.2 million Euros or $1.5 million for the year ended December 31, 2013 and 0.5 million Euros or $0.7 million for the year ended December 31, 2012.  As of December 31, 2014, the Company has received the full amount of these grants.  The Company has recognized the grants as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheets in the respective periods received.

On June 20, 2011, the Company was also awarded a grant of up to $1.0 million from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project was to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant was being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which enables the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  The Company did not receive any amounts under the grant in 2014 and does not anticipate any future amounts to be received.  The Company received $0.4 million and $0.3 million of the grant in each of the years ended December 31, 2013 and 2012, respectively.  The Company recognized $0.2 million and $0.2 million of the grant received for the years ended December 31, 2013 and 2012, respectively, as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheets.  The Company recognized the remaining $0.2 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively, as a reduction to research and development expenses on its consolidated statements of comprehensive income.

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economics Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company has recognized 1.93 million RMB or approximately $0.3 million (which represents 50% of the total awarded incentive) less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment has been completed and all required documentation has been submitted to WEDZ.  As of December 31, 2014, the Company has a $0.3 million liability recorded as a component of accrued pension and other liabilities within its consolidated balance sheet for the remainder of the incentive that relates to phase two of the commitment as it has not yet been constructed.

QUARTERLY FINANCIAL DATA — UNAUDITED

	2014				2013
(Thousands except per share data)	1stQuarter	2nd Quarter	3rd Quarter	4th Quarter	1stQuarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$131,632	$145,132	$137,699	$140,640	$135,040	$140,432	$139,375	$133,092
Net sales less cost of products sold (excluding depreciation and amortization)	$44,169	$49,879	$47,593	$50,448	$42,625	$46,375	$46,374	$45,603
Net income	$9,809	$15,203	$12,224	$12,134	$9,814	$12,970	$11,885	$11,044

Common Stock Data:
Basic:
Net income per common share	$0.18	$0.29	$0.23	$0.23	$0.18	$0.24	$0.22	$0.20

Diluted:
Net income per common share	$0.18	$0.28	$0.23	$0.23	$0.18	$0.24	$0.22	$0.20

Average common shares outstanding
Basic	53,608	52,942	52,857	52,773	53,620	53,799	53,900	54,265
Diluted	54,525	53,845	53,759	53,649	54,200	54,547	54,764	55,160

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

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors (Proposal 1),” “Executive Officers,” and “Corporate Governance” included in the Corporate Governance section of the Company’s Proxy Statement for the 2015 Annual Meeting of its Shareholders.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2015 Annual Meeting of its Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters:

The following table sets forth information as of December 31, 2014 concerning common stock issuable under the Company’s equity compensation plans.

Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation plans
	upon exercise of outstanding options,	price of outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	941,472	$17.38	2,909,412
Equity compensation plans not approved by security holders	—	—	49,490	(1)
Total	941,472	$17.38	2,958,902

(1) On December 31, 2014 there were 49,490 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005.  The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees.  Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account.  Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company.  On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable.  Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable.  The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2015 Annual Meeting of its Shareholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors (Proposal 1)” and “Corporate Governance” in the Company’s Proxy Statement for the 2015 Annual Meeting of its Shareholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Certain Fees” in the Company’s Proxy Statement for the 2015 Annual Meeting of its Shareholders.

PART IV

Item 15. Exhibits and Financial Statements Schedule

A.    Financial Statements and Reports of Independent Registered Public Accounting Firm

(see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B. Financial Statements Schedule for the years ended December 31, 2014, 2013, and 2012

II — Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013, and 2012

C.  The Exhibits Listed in the Accompanying Exhibit Index are Filed, Furnished or Incorporated by Reference as Part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Calgon Carbon Corporation

Moon Township, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 26, 2015; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 26, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calgon Carbon Corporation
By	/s/ RANDALL S. DEARTH
Randall S. Dearth
Chairman, President and Chief Executive Officer
February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ RANDALL S. DEARTH	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Randall S. Dearth

/S/ STEVAN R. SCHOTT	Chief Financial Officer (Principal Financial Officer and Principal	February 26, 2015
Stevan R. Schott	Accounting Officer)

/S/ J. RICH ALEXANDER	Director	February 26, 2015
J. Rich Alexander

/S/ WILLIAM J. LYONS	Director	February 26, 2015
William J. Lyons

/S/ LOUIS S. MASSIMO	Director	February 26, 2015
Louis S. Massimo

/S/ WILLIAM R. NEWLIN	Director	February 26, 2015
William R. Newlin

/S/ JOHN J. PARO	Director	February 26, 2015
John J. Paro

/S/ JULIE S. ROBERTS	Director	February 26, 2015
Julie S. Roberts

/S/ TIMOTHY G. RUPERT	Director	February 26, 2015
Timothy G. Rupert

/S/ DONALD C. TEMPLIN	Director	February 26, 2015
Donald C. Templin

The following should be read in conjunction with the previously referenced financial statements:

Schedule II

Valuation and Qualifying Accounts

(Thousands)

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2014
Allowance for doubtful accounts	$1,328	$1,426	$(1,228)	$1,526

Year ended December 31, 2013
Allowance for doubtful accounts	1,362	488	(522)	1,328

Year ended December 31, 2012
Allowance for doubtful accounts	1,200	464	(302)	1,362

		Additions
		Charged to	Charged to	Deductions
	Balance at	Costs and	Other	Returns and	Balance at
Description	Beginning of Year	Expenses	Accounts	Write-Offs	End of Year

Year ended December 31, 2014
Income tax valuation allowance	$988	$—	$1,616	$(28)	$2,576

Year ended December 31, 2013
Income tax valuation allowance	1,146	988	—	(1,146)	988

Year ended December 31, 2012
Income tax valuation allowance	—	1,146	—	—	1,146

C. Exhibit Index

Page
3.1	Restated Certificate of Incorporation	(a)
3.2	Amended and Restated By-laws of the Company	(b)
4.1	Rights Agreement between the Company and StockTrans, Inc., dated as of January 27, 2005	(c)
4.2	Amendment No. 1 to Rights Agreement by and between Calgon Carbon Corporation and Registrar and Transfer Company dated December 18, 2012	(d)
4.3	Amendment No. 2 to Rights Agreement by and between Calgon Carbon Corporation and Registrar and Transfer Company dated March 11, 2013	(e)
4.4	Amendment No. 3 to Rights Agreement by and among Calgon Carbon Corporation, Registrar and Transfer Company, and Computershare Trust Company, N.A. dated October 30, 2014 and effective December 8, 2014	Filed herewith
4.5	Form of Senior Debt Indenture	(f)
4.6	Form of Subordinated Debt Indenture	(g)
10.1*	Calgon Carbon Corporation Amended and Restated 2008 Equity Incentive Plan	(h)
10.2*	1993 Non-Employee Directors’ Stock Option Plan, as amended	(i)
10.3*	1997 Directors’ Fee Plan	(j)
10.4*	1999 Non-Employee Directors’ Phantom Stock Unit Plan, as amended	(k)
10.5*	Offer Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012	(l)
10.6*	Director Compensation Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012	(m)
10.7*	Employment Agreement by and between Calgon Carbon Corporation and Randall S. Dearth to be effective August 1, 2012	(n)
10.8*	Employment Agreement between Calgon Carbon Corporation and Gail A. Gerono, dated February 5, 2010	(o)
10.9*	Employment Agreement between Calgon Carbon Corporation and Robert P. O’Brien, dated February 5, 2010	(p)
10.10*	Employment Agreement between Calgon Carbon Corporation and Richard D. Rose, dated February 5, 2010	(q)
10.11*	Employment Agreement between Calgon Carbon Corporation and Stevan R. Schott, dated February 14, 2011	(r)
10.12*	Form of Amendment #1 to Employment Agreement	(s)
10.13*	Employment Agreement between Calgon Carbon Corporation and James A. Coccagno dated August 1, 2013	(t)
10.14*	Agreement for Consulting Services by and between Calgon Carbon Corporation and John S. Stanik dated as of July 31, 2012	(u)
10.15	Form of Indemnification Agreement, dated February 25, 2010	(v)
10.16

Credit Agreement by and among the Calgon Carbon Corporation, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania, as Syndication Agent, Branch Banking and Trust Company and Bank of America, N.A., as Co-Documentation Agents and RBS Citizens, N.A. and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, together with Schedules and Exhibits thereto, dated November 6, 2013

(w)
10.17

Second Amendment and Consent to Credit Agreement by and among Calgon Carbon Corporation, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated November 6, 2014

(x)
10.18	Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010	(y)
10.19	Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010	(z)
10.20

Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010

(aa)
10.21	Contract Amendment Document by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation, dated March 31, 2011	(bb)
10.22	Letter of Guarantee by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation dated May 10, 2013	(cc)
10.23	Loan Agreement by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated May 10, 2013	(dd)
10.24	Memorandum of Amendment by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation dated May 20, 2013	(ee)

10.25	Amended Contract by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated May 20, 2013	(ff)
10.26	Renewal of Existing Credit Facility by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated March 17, 2014	(gg)
10.27	Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd, Datong Carbon Corporation and Calgon Carbon (Suzhou) Co., Ltd. dated July 19, 2011	(hh)
10.28	Amended Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd. and Calgon Carbon (Suzhou) Co., Ltd.	(ii)
10.29	Uncommitted Revolving Loan Facility Letter by and between The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Shanghai Branch and Calgon Carbon (Suzhou) Co., Ltd. dated August 14, 2014	(jj)
10.30	Unconditional Guarantee from Calgon Carbon Corporation in favor of The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Shanghai Branch dated August 14, 2014	(kk)
10.31

Service Contract for the Supply, Placement, Removal and Thermal Reactivation of Granular Activated Carbon by and between Calgon Carbon Corporation and the City of Phoenix, Arizona entered into on March 9, 2012

(ll)
10.32	Agreement among the Company and Starboard Value LP, and certain of its affiliates dated March 11, 2013	(mm)
14.1	Code of Business Conduct and Ethics	(nn)
21.0

The wholly owned subsidiaries of the Company at December 31, 2014 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., an Ontario corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Limited, a United Kingdom corporation; Sutcliffe Speakman Limited, a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Limited, a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation, Chemviron Carbon AB, a Swedish corporation; Calgon Carbon (Tianjin) Co., Limited., a Chinese corporation; Calgon Carbon Asia PTE Limited, a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; Hyde Marine, Inc., an Ohio corporation, Calgon Carbon (Suzhou) Co., Ltd., a Chinese corporation; Calgon Carbon Hong Kong Limited, a Hong Kong corporation; Calgon Carbon Japan KK, a Japanese corporation; Calgon Carbon Holdings, LLC , a Delaware limited liability company; Calgon Carbon Mexico S. de R.L. de C.V., a Mexican corporation ; Calgon Carbon Payco S. de R.L. de C.V., a Mexican corporation; Calgon Carbon Sistemas de Filtração Importação e Exportação Ltda., a Brazilian corporation; Star Unconventional Energy LLC, a Pennsylvania limited liability company and 20% of Calgon Carbon (Thailand) Company Limited, a Thailand corporation

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

(a)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed on August 7, 2009 (File No. 001-10776).
(b)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2011 (File No. 001-10776).
(c)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012 (File No. 001-10776).
(d)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2012 (File No. 001-10776).
(e)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-10776).
(f)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840).
(g)	Incorporated herein by reference to Exhibit 4.4 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840)
(h)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2008 (File No. 001-10776).
(i)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).
(j)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).
(k)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).
(l)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(m)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(n)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).
(o)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(p)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(q)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 5, 2010 (File No. 001-10776).
(r)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2011 (File No. 001-10776).
(s)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 15, 2012 (File No. 001-10776).
(t)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).
(u)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2012 (File No. 001-10776).
(v)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2010 (File No. 001-10776).
(w)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2013 (File No. 001-10776).
(x)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2014 (File No. 001-10776).
(y)	Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010 (File No. 001-10776).
(z)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-10776).
(aa)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-10776).
(bb)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2011 (File No. 001-10776).
(cc)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2013 (File No. 001-10776).
(dd)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2013 (File

No. 001-10776).
(ee)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2013 (File No. 001-10776).
(ff)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2013 (File No. 001-10776).
(gg)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2014 (File No. 001-10776).
(hh)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).
(ii)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).
(jj)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-10776).
(kk)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-10776).
(ll)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2012 (File No. 001-10776).
(mm)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-10776).
(nn)	Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed February 27, 2013 (File No. 001-10776).
*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.