Form 10-Q
period 2015-03-31
CALGON CARBON Corp
filed 2015-05-07
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2015
Common Stock, $.01 par value per share	52,705,898 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2015

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

INDEX

		Page

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

SIGNATURES		27
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$135,703	$131,632

Cost of products sold (excluding depreciation and amortization)	87,218	87,463
Depreciation and amortization	8,701	7,029
Selling, general and administrative expenses	21,098	20,064
Research and development expenses	1,396	1,578
Restructuring	—	(103)
	118,413	116,031
Income from operations	17,290	15,601

Interest income	11	10
Interest expense	(131)	(109)
Other expense — net	(548)	(546)

Income before income tax provision	16,622	14,956

Income tax provision	5,561	5,147

Net income	11,061	9,809

Other comprehensive (loss) income, net of tax (Note 8)
Foreign currency translation	(10,296)	124
Defined benefit pension plans	810	202
Derivatives	244	(206)

Total other comprehensive (loss) income	(9,242)	120
Total comprehensive income	$1,819	$9,929

Net income per common share
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

Dividends per common share	$0.05	$—

Weighted average shares outstanding
Basic	52,450,994	53,608,465
Diluted	53,330,262	54,525,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Per Share Data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$48,414	$53,133
Receivables (net of allowance of $1,601 and $1,526)	97,480	95,232
Revenue recognized in excess of billings on uncompleted contracts	10,954	10,763
Inventories	101,761	98,446
Deferred income taxes — current	17,307	19,827
Other current assets	14,697	15,561
Total current assets	290,613	292,962

Property, plant and equipment, net	292,149	290,586
Intangibles, net	5,741	6,281
Goodwill	25,913	26,197
Deferred income taxes — long-term	3,113	2,870
Other assets	2,592	2,765
Total assets	$620,121	$621,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$49,814	$53,614
Restructuring reserve	251	280
Billings in excess of revenue recognized on uncompleted contracts	5,211	5,430
Payroll and benefits payable	10,520	14,725
Accrued income taxes	3,006	537
Short-term debt	—	833
Current portion of long-term debt	1,125	—
Total current liabilities	69,927	75,419

Long-term debt	78,636	70,448
Deferred income taxes — long-term	31,027	31,879
Accrued pension and other liabilities	36,159	38,442
Total liabilities	215,749	216,188

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 57,541,631 and 57,469,389 shares issued	575	575
Additional paid-in capital	178,240	176,475
Retained earnings	374,025	365,594
Treasury stock, at cost, 8,295,050 and 8,196,372 shares	(111,716)	(109,661)
Accumulated other comprehensive loss	(36,752)	(27,510)
Total stockholders’ equity	404,372	405,473

Total liabilities and stockholders’ equity	$620,121	$621,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$11,061	$9,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,701	7,029
Employee benefit plan provisions	360	18
Stock-based compensation	1,255	721
Deferred income tax expense	793	2,535
Restructuring income	—	(103)
Restructuring cash payments	—	(47)
Changes in assets and liabilities-net of effects from foreign exchange:
Increase in receivables	(5,398)	(3,038)
(Increase) decrease in inventories	(5,958)	1,271
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	627	(1,393)
Decrease in accounts payable and accrued liabilities	(2,833)	(5,557)
Pension contributions	(377)	(707)
Other items — net	715	(316)
Net cash provided by operating activities	8,946	10,222

Cash flows from investing activities
Capital expenditures	(16,060)	(8,638)
Government grants received	—	1,254
Net cash used in investing activities	(16,060)	(7,384)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 5)	—	1,955
Japanese working capital loan repayments — short-term (Note 5)	(848)	(488)
U.S. credit agreement borrowings — long term (Note 5)	18,500	31,950
U.S. credit agreement repayments — long term (Note 5)	(9,200)	(10,700)
Reductions of debt obligations	—	(1,527)
Treasury stock purchased (Note 7)	(2,055)	(21,230)
Common stock dividends paid	(2,630)	—
Proceeds from the exercise of stock options	405	959
Net cash provided by financing activities	4,172	919

Effect of exchange rate changes on cash and cash equivalents	(1,777)	(484)

(Decrease) increase in cash and cash equivalents	(4,719)	3,273
Cash and cash equivalents, beginning of period	53,133	32,942
Cash and cash equivalents, end of period	$48,414	$36,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.   Basis of Presentation and Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared by Calgon Carbon Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2014, as filed with the Securities and Exchange Commission by the Company on Annual Report on Form 10-K.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first three months of 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain prior year amounts have been reclassified to conform to the 2015 presentation.  Refer to Note 13 for reclassifications made to include depreciation and amortization expense in income from operations for the Company’s segments.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), No. 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.   ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.   The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption is not permitted.   In April 2015, the FASB tentatively decided to defer for one year the effective date and permit entities to early adopt the new standard.   If the deferral becomes final, the new guidance would be effective for annual reporting periods beginning after December 15, 2017.  Entities have the option of using either a full retrospective or a modified retrospective approach.   The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements.

2.   Inventories

	March 31, 2015	December 31, 2014
Raw materials	$25,958	$26,860
Finished goods	75,803	71,586
Total	$101,761	$98,446

Inventories are recorded net of reserves of $1.8 million and $2.3 million for obsolete and slow-moving items as of March 31, 2015 and December 31, 2014, respectively.

3.   Fair Value Measurements

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 5 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	March 31, 2015		December 31, 2014
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Derivative assets	2	$2,411	$2,411	$2,155	$2,155
Derivative liabilities	2	(1,028)	(1,028)	(861)	(861)
Acquisition earn-out liability	2	(693)	(693)	(670)	(670)
Short-term debt	2	—	—	(833)	(833)
Long-term debt, including current portion	2	(79,761)	(79,761)	(70,448)	(70,448)

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

4.   Derivative Instruments

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

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2,061	$1,665
Foreign exchange contracts	Other assets	111	182

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	239	308
Total asset derivatives		$2,411	$2,155

Liability Derivatives	Balance Sheet Locations	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Natural gas contracts	Accounts payable and accrued liabilities	$672	$427
Foreign exchange contracts	Accrued pension and other liabilities	1	—
Natural gas contracts	Accrued pension and other liabilities	143	372

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	212	62
Total liability derivatives		$1,028	$861

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	March 31, 2015	December 31, 2014
Natural gas contracts (mmbtu)	965,000	810,000
Foreign exchange contracts	$45,869	$41,237

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

	March 31, 2015		December 31, 2014
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$2,411	$1,028	$2,155	$861
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(84)	(84)	(26)	(26)
Net amount	$2,327	$944	$2,129	$835

Derivatives in Cash Flow Hedging Relationships

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
	Three Months Ended March 31,
	2015	2014
Foreign exchange contracts	$1,050	$(356)
Natural gas contracts	(323)	105
Total	$727	$(251)

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31,
	2015	2014
Foreign exchange contracts	$444	$133
Natural gas contracts	(124)	4
Total	$320	$137

(1) Assuming market rates remain constant with the rates as of March 31, 2015, a gain of $1.7 million is expected to be recognized in earnings over the next 12 months.

The location of the gain or (loss) reclassified into earnings related to the effective portion for derivatives in cash flow hedging relationships is cost of products sold (excluding depreciation and amortization).

During the quarters ended March 31, 2015 and 2014, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing, which would have been recorded in other expense — net.

Derivatives Not Designated as Hedging Instruments

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings as follows:

	Amount of Gain or (Loss) Recognized
	in Earnings on Derivatives
	Three Months Ended March 31,
	2015	2014
Foreign exchange contracts	$(1,030)	$(198)
Total	$(1,030)	$(198)

The location of the gain or (loss) recognized in earnings for derivatives not designated as hedging instruments is other expense — net.

5.   Borrowing Arrangements

Short-Term Debt	March 31, 2015	December 31, 2014
Borrowings under Japanese Working Capital Loan	$—	$833
Total Short-Term Debt	$—	$833

Long-Term Debt	March 31, 2015	December 31, 2014
U.S. Credit Agreement Borrowings	$76,000	$66,700
Japanese Term Loan Borrowings	3,761	3,748
Total Long-Term Debt	$79,761	$70,448
Less current portion of long-term debt	(1,125)	—
Net Long-Term Debt	$78,636	$70,448

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

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expire on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the Closing Date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  As a result, for the three months ended March 31, 2015, $1.1 million was reclassified to the current portion of long-term debt.

The Company incurred issuance costs of $0.8 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of March 31, 2015 ranged from 1.18% to 1.33%.

Total outstanding borrowings under the Revolver were $31.0 million and $21.7 million as of March 31, 2015 and December 31, 2014, respectively.  Total availability under the Revolver as of March 31, 2015 and December 31, 2014 was $191.8 million and $201.1 million, respectively, after considering borrowings and the outstanding letters of credit of $2.2 million as of both periods.  Total outstanding borrowings and availability under the Delayed Draw Term Loan were $45.0 million and $30.0 million, respectively as of both March 31, 2015 and December 31, 2014.  The outstanding borrowings are shown as current portion of long-term debt and long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.

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

CCJ signed an agreement on May 10, 2013 for the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of March 31, 2015. This loan matures on May 10, 2017.  As of March 31, 2015, CCJ had 450 million Japanese Yen or $3.8 million outstanding, while as of December 31, 2014 CCJ had 450 million Japanese Yen or $3.7 million outstanding.  The outstanding borrowings are shown as long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate.  During the first quarter of 2015, the maturity date of the Japanese Working Capital Loan was extended to March 31, 2016.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  As of March 31, 2015, CCJ had no outstanding borrowings under this facility, while as of December 31, 2014 CCJ had 100 million Japanese Yen or $0.8 million outstanding.  The outstanding borrowings are shown as short-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Chinese Credit Facility

The Company maintained an unsecured Chinese credit facility for working capital requirements totaling 10.0 million Renminbi (RMB) or $1.6 million that matured and was terminated on July 19, 2014.  On August 14, 2014, the Company entered into an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provides for an uncommitted line of credit totaling 5.0 million RMB or $0.8 million which matures on July 19, 2015.  The Company is jointly and severally liable as the guarantor under the Facility Letter.  There were no outstanding borrowings under this facility as of March 31, 2015 and December 31, 2014.

Belgian Credit Facility

The Company maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2015 and December 31, 2014, respectively.  Bank guarantees of 1.0 million Euros and 0.9 million Euros were issued as of March 31, 2015 and December 31, 2014, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of March 31, 2015 and December 31, 2014, respectively.

6.   Pensions

U.S. Plans

For the U.S. plans, the following table provides the components of net periodic pension costs (benefit) of the plans for the periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Service cost	$293	$251
Interest cost	1,153	1,199
Expected return on plan assets	(1,793)	(1,901)
Amortization of prior service cost	4	18
Net actuarial loss amortization	684	276
Net periodic pension cost (benefit)	$341	$(157)

European Plans

For the European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Service cost	$73	$86
Interest cost	305	405
Expected return on plan assets	(414)	(377)
Net actuarial loss amortization	55	61
Net periodic pension cost	$19	$175

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of March 31, 2015 and December 31, 2014, respectively, the Company has a $1.0 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets.  Refer to Note 11 for further information related to this multi-employer plan.

7.   Stockholders’ Equity

The Company’s Board of Directors did not declare or pay a dividend for the three months ended March 31, 2014.  On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program declaring a quarterly dividend payable in the amount of $0.05 per share on March 15, 2015 to its stockholders of record as of the close of business on March 5, 2015.  Common stock dividends of $2.6 million were paid during the three months ended March 31, 2015.  On May 5, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on June 15, 2015, to shareholders of record on June 5, 2015.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the three months ended March 31, 2015 and March 31, 2014, the Company repurchased 80,500 and 1,013,341 shares, respectively, at an average price of $20.88 per share and $20.50 per share, respectively.  As of March 31, 2015, the Company had repurchased a total of 2,158,141 shares at an average price of $20.57 per share under this program.  During the period April 1, 2015 through April 27, 2015, the Company repurchased an additional 150,700 shares at an average share price of $21.80.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $102.3 million.

8.   Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign	Defined		Total Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive income (loss) before reclassifications	(10,296)	310	462	(9,524)
Amounts reclassified from other comprehensive income (loss)	—	500	(218)	282
Net current period other comprehensive income (loss)	(10,296)	810	244	(9,242)
Balance as of March 31, 2015, net of tax	$(8,353)	$(29,548)	$1,149	$(36,752)

	Foreign	Defined		Total Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2013, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	124	(23)	(135)	(34)
Amounts reclassified from other comprehensive income (loss)	—	225	(71)	154
Net current period other comprehensive income (loss)	124	202	(206)	120
Balance as of March 31, 2014, net of tax	$16,917	$(18,248)	$311	$(1,020)

Details about	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)
Accumulated Other Comprehensive	Three Months Ended March 31,		Affected Line Item in the Statement
Income (Loss) Components	2015	2014	where Net Income is Presented

Defined Benefit Pension Plan Adjustments:
Prior-service costs	$(4)	$(18)	(2)
Actuarial losses	(739)	(337)	(2)
	(743)	(355)	Total before tax
	243	130	Tax benefit
	$(500)	$(225)	Net of tax

Derivatives:
Foreign exchange contracts	$444	$133	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	(124)	4	Cost of products sold (excluding depreciation and amortization)
	320	137	Total before tax
	(102)	(66)	Tax expense
	$218	$71	Net of tax
Total reclassifications for the period	$(282)	$(154)	Net of tax

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

The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss were $16.7 million and $17.4 million as of March 31, 2015 and December 31, 2014, respectively.  The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive income was $0.5 million as of both March 31, 2015 and December 31, 2014.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended March 31,
	2015	2014
Defined benefit pension plan	$243	$130
Derivatives	125	(145)

9.   Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2015	2014
Net income available to common stockholders	$11,061	$9,809
Weighted Average Shares Outstanding
Basic	52,450,994	53,608,465
Effect of Dilutive Securities	879,268	916,902
Diluted	53,330,262	54,525,367
Net income per common share
Basic and Diluted	$0.21	$0.18

For the three months ended March 31, 2015 and 2014, there were 818,825 and zero stock options, respectively, which were excluded from the dilutive calculations as the effect would have been antidilutive.

10.   Income Taxes

The effective tax rate for the three months ended March 31, 2015 was 33.5% compared to 34.4% for the three months ended March 31, 2014.  The tax rate for the three months ended March 31, 2015 and 2014 was lower than the U.S. federal statutory rate of 35% due to non-taxable permanent differences.

11.   Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability. As of March 31, 2015 and December 31, 2014, the balances recorded were $0.2 million and $0.1 million as a component of accounts payable and accrued liabilities and $0.3 million and $0.4 million as a component of accrued pension and other liabilities, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

Carbon Imports

General Anti-Dumping Background:  In March 2006, the Company and another U.S. producer of activated carbon (collectively the “Petitioners”) formally requested that the United States Department of Commerce (Commerce Department) investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China (PRC).

In March 2007, the Commerce Department published its final determination (subsequently amended) finding that imports of the subject merchandise from China were being unfairly priced, or dumped, and that anti-dumping duties should be imposed to offset the amount of the unfair pricing.  Following a finding by the U.S. International Trade Commission that the domestic industry was injured by unfairly traded imports of activated carbon from China, an anti-dumping order imposing these tariffs was issued by the Commerce Department and was published in the Federal Register in April 2007.  All imports from China remain subject to the order.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the United States’ customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The amount of estimated anti-dumping tariffs payable on goods imported into the United States is subject to review and retroactive adjustment based on the actual amount of dumping that is found on entries made during a given annual period.  As a result of proceedings before the Commerce Department that concluded in November 2014, the Company is currently required to post a duty of $0.018 per pound when importing activated carbon from Calgon Carbon Tianjin into the United States.  The impact of the tariffs to the Company’s financial results was not material for the three months ended March 31, 2015 and 2014, respectively.  As noted above, however, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

There have been seven periods of review since the anti-dumping order was published in 2007.  Periods of Review (POR) I and II and V related to the periods that ended on March 31, 2008, 2009 and 2012, respectively are final and not subject to further review or appeal.  A summary of the proceedings in the remaining PORs follows below.

Period of Review III:  On April 1, 2010, the Commerce Department published a formal notice allowing parties to request a third annual administrative review of the anti-dumping duty order covering the period April 1, 2009 through March 31, 2010 (POR III).  On October 31, 2011, the Commerce Department published the results of its review of POR III.  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  On August 15, 2013, the Court of International Trade (the “Court”) issued its opinion in the appeal of the POR III review results.  The Court remanded the case back to the Commerce Department to reconsider certain surrogate values selected by the agency to value raw materials consumed by the respondents to produce steam activated carbon in China.  The Court also instructed the Commerce Department to reconsider the separate rate applied to the non-responding companies and the use of per-unit rates for one respondent.

On January 9, 2014, the Commerce Department filed its remand redetermination with the Court.  In its redetermination, the Commerce Department continued to calculate a zero duty for imports of steam activated carbon entered into the United States by the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the United States that were not subjected to an individual investigation.  Those separate rate exporters had previously been assigned a margin of approximately $0.127 per pound.  The Company is contesting this aspect of the Commerce Department’s redetermination and submitted comments to the Court in that regard.  On November 24, 2014, the Court affirmed the Commerce Department’s remand determination.  The various parties involved in this review (the Company, the United States, and the Chinese respondents) had a right to appeal this determination within 60 days to the United States Court of Appeals for the Federal Circuit (Court of Appeals).  The Company, a Chinese respondent, a U.S. importer that purchased activated carbon from the Chinese entity, and the Commerce Department filed timely notices to appeal the decision to the Court of Appeals.  Briefing on this appeal will be occurring throughout 2015, and a decision from the Court of Appeals is possible before the conclusion of 2015.

Period of Review IV:  On April 1, 2011, the Commerce Department published a formal notice allowing parties to request a fourth annual administrative review of the anti-dumping duty order covering the period April 1, 2010 through March 31, 2011 (POR IV).  On November 9, 2012, the Commerce Department published the final results of its review of POR IV.

Specifically, the Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound (Jacobi Carbons AB and its affiliates) to $0.96 per pound (Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates), and it calculated an anti-dumping margin of $0.47 per pound for the cooperative, separate rate respondents whose shipments of activated carbon to the United States were not individually reviewed.  The Commerce Department also calculated a zero anti-dumping margin for Datong Juqiang Activated Carbon Co., Ltd.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd.; Carbon Activated Corporation and Car Go Worldwide, Inc.; and Shanxi Industry Technology Trading Co., Ltd.  The Court issued a decision on June 24, 2014 that sustained the Commerce Department’s final results in their entirety.  An appeal of this decision has been filed with the Court of Appeals by Jacobi Carbons AB, Ningxia Guanghua Cherishment Activated Carbon Co., Ltd. and its affiliates; Tangshan Solid Carbon Co., Ltd; Carbon Activated Corporation and Car Go Worldwide, Inc.  The Company is participating in the proceedings before the

Court of Appeals and is supporting the affirmance of the Commerce Department’s final results in POR IV.  A decision by the Court of Appeals on the Chinese exporters’ challenges is anticipated during or after the second quarter of 2015.

Period of Review VI: On April 2, 2013, the Commerce Department published a formal notice allowing parties to request a sixth annual administrative review of the anti-dumping duty order covering the period April 1, 2012 through March 31, 2013 (POR VI).  Requests for an administrative review were submitted to the Commerce Department in April 2013.  On June 26, 2013, the Commerce Department announced its selection of Jacobi Carbons AB and Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. and its affiliates as the two mandatory respondents for POR VI.  Albemarle Corporation requested a review of Calgon Carbon Tianjin for POR VI.  On May 19, 2014, the Commerce Department announced its preliminary antidumping margins calculated in connection with POR VI.  The specific preliminary margins calculated by the Commerce Department were as follows: Jacobi Carbons AB $1.71/lb., Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. $0.93/lb., Separate Rate Respondents $1.42/lb., and PRC-Wide Rate $1.10/lb.  Calgon Carbon Tianjin was assigned the separate rate respondent margin of $1.42/lb. as it was considered a separate rate respondent.  On November 19, 2014, the final margins were announced by the Commerce Department and were as follows: Jacobi Carbons AB $0.018/lb., Ningxia Guanghua Cherishmet Activated Carbon Co., Ltd. $0.018/lb., Separate Rate Respondents $0.018/lb., and PRC-Wide Rate $1.10/lb.  Calgon Carbon Tianjin was assigned the separate rate respondent margin of $0.018/lb. as it was considered a separate rate respondent.  In December 2014, the petitioners filed a summons and complaint commencing an appeal challenging the final results of the sixth administrative review.  Briefing will take place on this appeal throughout approximately the first half of 2015, and a decision by the Court on the petitioners’ challenge to the final results of POR VI is possible in the fourth quarter of 2015 or early in 2016.

Period of Review VII:  On April 1, 2014, the Commerce Department published a formal notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  Requests for an administrative review were submitted to the Commerce Department in April 2014.  The Commerce Department selected Jacobi Carbons AB and Datong Juqiang Activated Carbon Co., Ltd as mandatory respondents to be reviewed.  The Commerce Department’s analysis of POR VII began in the third quarter of 2014 and the preliminary results of the Commerce Department’s review of POR VII were announced on April 30, 2015. The results were as follows: Jacobi Carbons $0.24/lb., Datong Juqiang Activated Carbon Co., Ltd. $0.00/lb., Separate Rate Respondents $0.24/lb., and the PRC-Wide Rate $1.10/lb.  Calgon Carbon Tianjin was assigned the separate rate respondent margin of $0.24/lb. as it was considered a separate rate respondent.  The impact of the POR VII preliminary tariffs on the Company’s financial results would not be material.  Final results are anticipated to be announced in October or November 2015.

Period of Review VIII:  On April 1, 2015, the Commerce Department published a formal notice allowing parties to request an eighth annual administrative review of the anti-dumping duty order covering the period April 1, 2014 through March 31, 2015 (POR VIII).  Requests for an administrative review were submitted to the Commerce Department in April 2015.  Based on the agency’s practice in prior administrative reviews, the Company anticipates that the Commerce Department will initiate POR VIII in May 2015 and will announce the final results of its administrative review for POR VIII in November 2016.

Big Sandy Plant

By letter dated January 22, 2007, the Company received from the United States Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) as part of a Multi Media Compliance Evaluation of the Company’s Big Sandy Plant in Catlettsburg, Kentucky that was conducted on September 20 and 21, 2005. Accompanying the report was a Notice of Violation (NOV) alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act (CWA).  The alleged violations mainly concerned the Company’s hazardous waste spent activated carbon regeneration facility. In the fall of 2013, the Company, the EPA, and the United States Department of Justice (DOJ) signed and delivered a consent decree which the Court ordered effective on January 29, 2014.  As part of the consent decree, the Company paid a civil penalty of $1.6 million on February 24, 2014, but makes no admissions of any violations.  The Company had previously accrued for this penalty.

The Company was required under the consent decree  to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested  in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  The testing of the stockpile material was completed in the second quarter of 2014 and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and it has been accepted by the EPA.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  As of both March 31, 2015 and December 31, 2014, the balance recorded as a component of accounts payable and accrued liabilities was $0.1 million.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In August 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties.  Also in August 2012, the Company learned that the local Labor Court had issued a judgment where it concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees in 2012.  The Company recorded a $1.1 million reduction in this liability for the year ended December 31, 2013.  The Company has had several claims from pensioners seeking compensation for the shortfall.  In the first quarter of 2014, the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan and that the local Labor Court heard that issue with respect to a different employer in the fall of 2014.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment.  As a result, the Company recorded an additional accrual of $0.4 million for the year ended December 31, 2014.  As of March 31, 2015 and December 31, 2014, respectively, the Company has a $1.0 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

12.   Supplemental Cash Flow Information

The Company has reflected $(0.5) million and $0.7 million of its capital expenditures as a non-cash decrease and increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2015 and 2014, respectively.

13.   Segment Information

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

The following segment information represents the results of operations:

	Three Months Ended March 31,
	2015	2014
Net sales
Activated Carbon and Service	$122,747	$117,723
Equipment	10,708	10,468
Consumer	2,248	3,441
	$135,703	$131,632

	Three Months Ended March 31,
	2015	2014
Income (loss) from operations before restructuring
Activated Carbon and Service	$18,055	$16,493
Equipment	(1,160)	(1,682)
Consumer	395	687
	17,290	15,498
Reconciling items:
Restructuring income	—	103
Interest income	11	10
Interest expense	(131)	(109)
Other expense — net	(548)	(546)
Income before income tax provision	$16,622	$14,956

Depreciation and amortization
Activated Carbon and Service	$7,835	$6,176
Equipment	713	695
Consumer	153	158
Depreciation and amortization	$8,701	$7,029

14.   Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards are based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants total approximately 2.6 million Euros or $3.4 million.  The Company received 0.9 million Euros or $1.3 million during the quarter ended March 31, 2014 which was recognized as a deduction from the carrying amount of the property, plant and equipment on the Company’s condensed consolidated balance sheets.  As of December 31, 2014, the Company had received the full amount of these grants.

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company recognized 1.93 million RMB or approximately $0.3 million (which represents 50% of the total awarded incentive) less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment had been completed and all required documentation had been submitted to WEDZ.  As of March 31, 2015 and December 31, 2014, the Company has a $0.3 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the remainder of the incentive that relates to phase two of the commitment as it has not yet been constructed.

Item 2.         Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales increased by $4.1 million or 3.1% for the quarter ended March 31, 2015 versus the quarter ended March 31, 2014.  Included in this change was a $6.3 million negative impact of foreign currency translation due to a stronger U.S. dollar which was primarily within the Activated Carbon and Service Segment.

Net sales for the quarter ended March 31, 2015 for the Activated Carbon and Service segment increased $5.0 million or 4.3% versus the similar 2014 period despite the negative impact of foreign currency translation which totaled $6.1 million.

(Dollars in millions)	Gross Increase (Decrease) in Net Sales	Foreign Currency Impact	Net Increase (Decrease) in Net Sales
Potable Water market	$7.7	$(1.8)	$5.9
Environmental Air market	5.5	(0.7)	4.8
Food market	(1.6)	(1.0)	(2.6)
Specialty Carbon market	(1.5)	(0.4)	(1.9)
Environmental Water market	(0.3)	(1.4)	(1.7)
Other	1.3	(0.8)	0.5
Total Activated Carbon and Service	$11.1	$(6.1)	$5.0

The increase was principally due to higher demand in the Potable Water market in all geographic regions as a result of significant new orders for municipal drinking water treatment.  The Americas Potable Water market included a large order for treatment of Disinfection Byproducts (DBPs).   Also contributing to the quarter over quarter increase was higher demand in the Americas Environmental Air market as a result of customers complying with existing mercury removal regulations as well as new customers preparing to comply with the Mercury and Air Toxics Standards (MATS) regulations which are effective in April 2015 (see additional discussion regarding MATS in the Outlook portion of this Item 2).  Partially offsetting these increases was lower demand in the European Food market as certain large orders in 2014 did not repeat in 2015.  Sales in the Americas Specialty Carbon market also declined primarily as a result of lower demand for both respirator and metal recovery products.

Net sales for the Equipment segment increased $0.2 million or 2.3% in the first quarter 2015 versus the comparable 2014 period.  The increase was due to higher sales of ballast water treatment systems of $1.9 million, which was partially offset by lower sales of traditional carbon adsorption equipment of $1.7 million.  Foreign currency translation effects in the Equipment segment were not significant.

Net sales for the quarter ended March 31, 2015 for the Consumer segment decreased $1.2 million or 34.7% as compared to the first quarter of 2014 due to higher demand from a single customer in 2014 that did not repeat in 2015, as well as the negative impact of foreign currency translation which totaled $0.2 million for the Consumer segment.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 35.7% for the quarter ended March 31, 2015 compared to 33.6% for the similar 2014 period, a 2.1 percentage point increase primarily in the Activated Carbon and Service segment.  Approximately $1.2 million of this improvement resulted from higher margin products sold coupled with a decline in volume of lower margin products particularly in Asia.  Lower coal costs of approximately $0.5 million primarily from two long-term coal contracts and lower fuel costs of approximately $0.4 million also contributed to the increase.  In addition, the favorable impact from the Company’s cost improvement programs including increased carbon production volumes of 5.2% during 2015 contributed to margin improvement in all geographic regions.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $1.7 million or 23.8% for the quarter ended March 31, 2015 versus the quarter ended March 31, 2014.  The increase was primarily due to higher depreciation expense of approximately $0.9 million primarily related to the improvements to the Company’s Catlettsburg, Kentucky facility and the addition of the North Tonawanda, New York manufacturing facility that was placed into service in the second quarter of 2014.  Also contributing to the increase was accelerated depreciation expense of approximately $0.8 million related to certain assets that will be replaced later in the year as the result of new projects including the Company’s SAP re-implementation project.

Selling, general and administrative expenses increased $1.0 million or 5.2% for the quarter ended March 31, 2015 versus the comparable 2014 quarter.  The increase was principally due to costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s enterprise resource planning (ERP) system of approximately $0.5 million and the timing of certain employee related costs of approximately $0.4 million.

Research and development expenses decreased $0.2 million for the quarter ended March 31, 2015 versus the comparable 2014 quarter which included higher advanced product testing costs that did not repeat in 2015.

The Company recorded a reduction to the estimate of its restructuring program of $0.1 million for the quarter ended March 31, 2014.  The restructuring activity was all in the Activated Carbon and Service segment.

Interest income, interest expense and other expense - net were comparable for the quarter ended March 31, 2015 versus the quarter ended March 31, 2014.

The income tax provision was $5.6 million and $5.1 million for the quarters ended March 31, 2015 and 2014, respectively.  The effective tax rate for the quarter ended March 31, 2015 was 33.5% compared to 34.4% for the quarter ended March 31, 2014.  The decrease in the effective rate as compared to the same period in the prior year primarily relates to a more favorable mix of income earned in foreign tax jurisdictions whose tax rates are lower than the U.S. rate in 2015 and an increase in favorable permanent tax differences in first quarter of 2015 compared to the similar period in 2014.

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

Financial Condition

Working Capital and Liquidity

The Company has had sufficient financial resources to meet its operating requirements and to fund capital spending, dividend payments, share repurchases and pension plans.

Cash flows provided by operating activities were $8.9 million for the period ended March 31, 2015 compared to $10.2 million for the period ended March 31, 2014.  The $1.3 million decrease was primarily due to a net unfavorable working capital change resulting from higher inventories and lower accounts payable and accrued liabilities, which was partially offset by improved operating results (net income plus net add-back for noncash transactions in earnings).

Common stock dividends were not declared or paid during the quarter ended March 31, 2014.  On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program declaring a quarterly dividend payable in the amount of $0.05 per share on March 15, 2015 to its stockholders of record as of the close of business on March 5, 2015.  Common stock dividends in the amount of $2.6 million were paid during the quarter ended March 31, 2015.  On May 5, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on June 15, 2015, to shareholders of record on June 5, 2015.

The Company maintains a U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which expires on November 6, 2019.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which expires on November 6, 2020.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement increased $9.3 million from December 31, 2014.  Total availability under the Credit Agreement was $191.8 million as of March 31, 2015.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company must comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of March 31, 2015 and December 31, 2014.

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement which provides for borrowings up to 1.0 billion Japanese Yen and matures on May 10, 2017.  In addition, CCJ maintains a Working Capital Loan Agreement which provides for borrowings up to 1.5 billion Japanese Yen and matures on March 31, 2016.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.

The Company maintains an Uncommitted Revolving Loan Facility Letter (Facility Letter) in China which provides for an uncommitted line of credit totaling 5 million Renminbi or $0.8 million which matures on July 19, 2015.  The Company is jointly and severally liable as the guarantor under the Facility Letter.

Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

Share Repurchases

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the three months ended March 31, 2015 and March 31, 2014, the Company repurchased 80,500 and 1,013,341 shares, respectively, at an average price of $20.88 per share and $20.50 per share, respectively.  As of March 31, 2015, the Company had repurchased a total of 2,158,141 shares at an average price of $20.57 per share under this program.  During the period April 1, 2015 through April 27, 2015, the Company repurchased an additional 150,700 shares at a total cost of $3.3 million.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $102.3 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of March 31, 2015, there have been no material changes in the payment terms of these obligations since December 31, 2014.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $16.1 million for the three months ended March 31, 2015 compared to expenditures of $8.6 million compared for the same period in 2014.  The expenditures for the period ended March 31, 2015 were primarily for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility, along with expenditures related to the Company’s new headquarters facility, which includes the research and development innovation center of approximately $3.6 million and a SAP re-implementation project of approximately $1.7 million.  The expenditures for the period ended March 31, 2014 were primarily for improvements to the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi manufacturing facilities.  Capital expenditures for 2015 are currently projected to be approximately $70.0 to $75.0 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants $1.3 million for the three months ended March 31, 2014.  Refer to Note 14 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Cash and cash equivalents include $37.8 million and $41.7 million held by the Company’s foreign subsidiaries at March 31, 2015 and December 31, 2014, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Contingencies

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details.

New Accounting Pronouncements

Refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on recently issued accounting guidance.

Outlook

Activated Carbon and Service

The Company continues to estimate that for the period 2012 through 2017, the world-wide activated carbon market will increase at a compound annual growth rate of 10.8%.  The impacts of environmental regulations are expected to lead to significant volume increases beginning in 2015, as discussed below.  The Company’s activated carbon and service sales volume for first quarter of 2015 increased 11.1% over the comparable period in 2014.  In order to meet the expected increase in activated carbon demand, the Company completed the expansion of its Pearl River facility adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility commenced in the third quarter of 2014.  Other sources of incremental capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in SKU’s of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a significant expansion of one of the Company’s existing facilities.  Impediments to near-term growth could include an economic slowdown in any or all of the regions served and, in the future, could also include impacts from delays in environmental regulations further discussed below.

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

Raw material costs for production in 2015 are expected to decline compared to 2014.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2015 primarily as a result of lower pricing achieved from two five-year coal contracts signed in December 2013.  These contracts represent approximately 71% of the Company’s current annual coal requirements.  As of March 31, 2015, the Company has approximately 86% of its 2015 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the U.S. Environmental Protection Agency (EPA) as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  The current U.S. driver of sales to coal-fired power plants is state regulations.  However, on December 21, 2011, the U.S. EPA issued the Mercury and Air Toxics Standards (MATS) requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation was published in the Federal Register on February 16, 2012 and became effective on April 16, 2012.  Compliance with MATS will generally be required three years from the effective date (April 2015).  Exceptions for newly installed equipment and/or “reliability critical paths” could potentially delay implementation for applicable power plants up to an additional two years.  As of December 31, 2014, the Company believes that approximately 20% of the units have been granted a one-year extension by at least 20 different states.  In March 2015, the Supreme Court of the United States held oral argument on a case challenging the MATS rule.  The Company cannot predict the ruling of the U.S. Supreme Court which is expected to be rendered in the second quarter of 2015.  There are also mercury removal regulations for the flue gas of coal-fired power plants in effect for certain Canadian provinces.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.

The Company believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader.  Based on standard carbon products, the Company estimates that the current annual demand for mercury removal in North America is 120 million to 150 million pounds and may grow to as much as 350 million to 550 million pounds by 2016.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.  Market acceptance of the Company’s advanced

FLUEPAC® products is growing.  Bidding activity with electric utilities has been active and is resulting in the receipt of significant, new orders for the Company’s FLUEPAC® products.  The Company currently believes approximately one-third of this market is represented by the 19 states and certain Canadian provinces that require mercury removal.  The Company estimates that those utilities planning to comply with the April 2015 MATS regulation will comprise at least another one-third of the eventual mercury removal market (subject to the pending Supreme Court ruling noted above) with the remaining electric utilities complying in April 2016.  In first quarter and full year of 2014, the Company’s sales into this market totaled approximately $6.7 million and $28.7 million, respectively, which is estimated to be approximately a 30% share.  During the first quarter of 2015, the Company reported sales of $11.6 million, an increase of approximately 72%.  The Company’s expectation is that its ongoing share of this market will be equal to, or greater than, its estimated current share of 30%.

Compliance with other proposed emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units are likely to have little impact on activated carbon usage in the future; however, the EPA proposed CPS for “existing” electric generating units released in June of 2014.  The Company continues to evaluate the rule, but believes that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators, should generators opt to retire or repower their coal-fired electric generation units.  In January of 2015, the EPA announced a delay in the release of the final new and existing source CPS until the middle of 2015.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of MATS, the final Carbon Pollution Standards for existing electric generating units, and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  It should also be noted that wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed for mercury removal.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market volume opportunity to a level below the low end of aforementioned forecasted demand of 350 million to 550 million pounds of standard activated carbon.  However, in that case, the Company could expect to increase its share of this market.

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

In Europe, the Company was awarded a multi-year contract by a large water provider in the United Kingdom (UK).  The Company will supply virgin carbon and reactivation services for up to a ten year period and plans to restart and upgrade its Tipton plant in the UK for that purpose.  The planned upgrades are estimated to require $9.5 million of capital expenditures and will be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, has begun undergoing equipment modifications and a significant capacity expansion.  The plant should return to operation with the additional capacity and planned upgrades completed in late 2015.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the Coast Guard by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of January 21, 2015, 339 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

There are three Independent Laboratories (IL) approved by the Coast Guard to work with manufacturers in the Type Approval process:  NSF International (NSF), located in Ann Arbor, Michigan, Det Norske Veritas (DNV) AS, located in Hovik, Norway, and Korean Register of Shipping, located in Busan, Korea.  The IL’s have begun working with manufacturers on testing for US Type Approval — a process that is expected to take from one to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

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

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012, 2013 and 2014, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the fore mentioned Coast Guard extensions.  This has suppressed the number of Hyde GUARDIAN® orders received.  During the first quarter of 2015, the Company sold 20 ballast water treatment systems.  During 2014, 2013, 2012, and 2011, the Company sold 113, 64, 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 400 systems valued at approximately $85 million.

Backlog for the Equipment segment as of March 31, 2015 was $18.3 million, while backlog as of December 31, 2014 was $19.8 million.

Consumer

Sales of activated carbon cloth decreased $1.2 million or 34.7% in 2015 as compared to the first quarter of 2014.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2015.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings

Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Item 1A.            Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — January 31, 2015	36,000	$20.80	36,000	$106,535,153
February 1 — February 28, 2015	12,784	$20.51	—	$106,535,153
March 1 — March 31, 2015	49,894	$20.93	44,500	$105,603,239

(1)         Includes 18,178 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

(2)         On December 12, 2013, the Company’s Board of Directors authorized the repurchase of an additional $100 million of its common stock resulting in a total remaining availability of $150 million excluding the November 19, 2012 authorization and accelerated share repurchase.  There is no expiration date for this program.

Item 6.                     Exhibits

Exhibit No.	Description	Method of filing

10.1	Renewal of Existing Credit Facility by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated March 25, 2015	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)                                 Incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed March 27, 2015 (File No. 001-10776).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: May 7, 2015	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer