Form 10-Q
period 2015-06-30
CALGON CARBON Corp
filed 2015-08-06
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2015
Common Stock, $.01 par value per share	52,366,776 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2015

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

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

SIGNATURES		27
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$135,452	$145,132	$271,155	$276,764

Cost of products sold (excluding depreciation and amortization)	84,614	95,253	171,832	182,716
Depreciation and amortization	8,463	7,525	17,164	14,554
Selling, general and administrative expenses	21,002	19,573	42,100	39,637
Research and development expenses	1,578	1,578	2,974	3,156
Restructuring	—	(122)	—	(225)
	115,657	123,807	234,070	239,838
Income from operations	19,795	21,325	37,085	36,926

Interest income	34	31	45	41
Interest expense	(115)	(55)	(246)	(164)
Other expense — net	(603)	(382)	(1,151)	(928)

Income before income tax provision	19,111	20,919	35,733	35,875

Income tax provision	6,531	5,716	12,092	10,863

Net income	12,580	15,203	23,641	25,012

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	3,324	971	(6,972)	1,095
Defined benefit pension plans	147	120	957	322
Derivatives	(362)	(213)	(118)	(419)

Total other comprehensive income (loss)	3,109	878	(6,133)	998
Total comprehensive income	$15,689	$16,081	$17,508	$26,010

Net income per common share
Basic	$0.24	$0.29	$0.45	$0.47
Diluted	$0.24	$0.28	$0.44	$0.46

Dividends per common share	$0.05	$—	$0.10	$—

Weighted average shares outstanding
Basic	52,313,797	52,941,805	52,382,016	53,273,293
Diluted	53,179,187	53,845,292	53,254,307	54,181,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Per Share Data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$50,090	$53,133
Receivables (net of allowance of $1,710 and $1,526)	97,670	95,232
Revenue recognized in excess of billings on uncompleted contracts	8,343	10,763
Inventories	106,929	98,446
Deferred income taxes — current	17,696	19,827
Other current assets	13,283	15,561
Total current assets	294,011	292,962

Property, plant and equipment, net	306,173	290,586
Intangibles, net	5,308	6,281
Goodwill	26,138	26,197
Deferred income taxes — long-term	2,937	2,870
Other assets	2,224	2,765
Total assets	$636,791	$621,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$50,048	$53,614
Restructuring reserve	256	280
Billings in excess of revenue recognized on uncompleted contracts	4,414	5,430
Payroll and benefits payable	11,427	14,725
Accrued income taxes	3,013	537
Short-term debt	407	833
Current portion of long-term debt	2,250	—
Total current liabilities	71,815	75,419

Long-term debt	87,317	70,448
Deferred income taxes — long-term	31,205	31,879
Accrued pension and other liabilities	34,263	38,442
Total liabilities	224,600	216,188

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 57,625,484 and 57,469,389 shares issued	576	575
Additional paid-in capital	179,864	176,475
Retained earnings	383,965	365,594
Treasury stock, at cost, 8,614,336 and 8,196,372 shares	(118,571)	(109,661)
Accumulated other comprehensive loss	(33,643)	(27,510)
Total stockholders’ equity	412,191	405,473

Total liabilities and stockholders’ equity	$636,791	$621,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$23,641	$25,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,164	14,554
Employee benefit plan provisions	541	(90)
Stock-based compensation	2,057	1,959
Deferred income tax expense	540	4,210
Restructuring income	—	(225)
Restructuring cash payments	—	(81)
Changes in assets and liabilities — net of effects from foreign exchange:
Increase in receivables	(4,402)	(4,675)
(Increase) decrease in inventories	(10,409)	605
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	4,276	1,338
(Decrease) increase in accounts payable and accrued liabilities	(5,951)	670
Pension contributions	(1,894)	(1,478)
Other items — net	494	(1,416)
Net cash provided by operating activities	26,057	40,383

Cash flows from investing activities
Proceeds from sale of assets	—	451
Capital expenditures	(33,932)	(25,422)
Government grants received	—	1,243
Net cash used in investing activities	(33,932)	(23,728)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 5)	840	1,956
Japanese working capital loan repayments — short-term (Note 5)	(1,254)	(1,954)
U.S. credit agreement borrowings — long term (Note 5)	49,800	49,950
U.S. credit agreement repayments — long term (Note 5)	(30,600)	(24,900)
Reductions of debt obligations	—	(1,734)
Treasury stock purchased (Note 7)	(8,910)	(30,961)
Common stock dividends paid	(5,270)	—
Proceeds from the exercise of stock options	944	1,418
Net cash provided by (used in) financing activities	5,550	(6,225)

Effect of exchange rate changes on cash and cash equivalents	(718)	(322)

(Decrease) increase in cash and cash equivalents	(3,043)	10,108
Cash and cash equivalents, beginning of period	53,133	32,942
Cash and cash equivalents, end of period	$50,090	$43,050

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain prior year amounts have been reclassified to conform to the 2015 presentation.  Refer to Note 13 for reclassifications made to include depreciation and amortization expense in income from operations for the Company’s segments.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), No. 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.  ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.  In July 2015, the FASB reaffirmed the guidance in its April 2015 proposed ASU that defers for one year the effective date of the new standard and allows early adoption as of only the original effective date, but not before January 1, 2017.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Entities have the option of using either a full retrospective or a modified retrospective approach.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements.

2.              Inventories

	June 30, 2015	December 31, 2014
Raw materials	$23,153	$26,860
Finished goods	83,776	71,586
Total	$106,929	$98,446

Inventories are recorded net of reserves of $2.2 million and $2.3 million for obsolete and slow-moving items as of June 30, 2015 and December 31, 2014, respectively.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 5 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	June 30, 2015		December 31, 2014
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Derivative assets	2	$1,536	$1,536	$2,155	$2,155
Derivative liabilities	2	(792)	(792)	(861)	(861)
Acquisition earn-out liability	2	(616)	(616)	(670)	(670)
Short-term debt	2	(407)	(407)	(833)	(833)
Long-term debt, including current portion	2	(89,567)	(89,567)	(70,448)	(70,448)

Cash and cash equivalents, accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The fair value of derivative assets and liabilities are measured based on inputs from market sources that aggregate data based upon market transactions.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s condensed consolidated balance sheets.  The recorded debt amounts are primarily based on the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.

4.   Derivative Instruments

The Company uses foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  Management’s policy for managing foreign currency risk is to use derivatives to hedge up to 75% of the value of the forecasted exposure.  The foreign currency forward exchange and foreign exchange option contracts generally mature within eighteen months and are designed to limit exposure to exchange rate fluctuations.

The Company also uses natural gas forward contracts to limit the exposure to changes in natural gas prices.  Management’s policy for managing natural gas exposure is to use derivatives to hedge up to 75% of the forecasted natural gas requirements.  The natural gas forward contracts generally mature within twenty-four months.

The Company accounts for its derivative instruments under ASC 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness are recorded directly to current earnings, in other expense - net.

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1,370	$1,665
Foreign exchange contracts	Other assets	9	182

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	157	308
Total asset derivatives		$1,536	$2,155

Liability Derivatives	Balance Sheet Locations	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Natural gas contracts	Accounts payable and accrued liabilities	$448	$427
Foreign exchange contracts	Accrued pension and other liabilities	17	—
Natural gas contracts	Accrued pension and other liabilities	100	372

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	227	62
Total liability derivatives		$792	$861

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	June 30, 2015	December 31, 2014
Natural gas contracts (mmbtu)	875,000	810,000
Foreign exchange contracts	$39,930	$41,237

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

	June 30, 2015		December 31, 2014
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,536	$792	$2,155	$861
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(103)	(103)	(26)	(26)
Net amount	$1,433	$689	$2,129	$835

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(180)	$(142)	$870	$(498)
Natural gas contracts	(27)	26	(350)	131
Total	$(207)	$(116)	$520	$(367)

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange contracts	$624	$83	$1,068	$216
Natural gas contracts	(280)	158	(404)	162
Total	$344	$241	$664	$378

(1)         Assuming market rates remain constant with the rates as of June 30, 2015, a gain of approximately $1.0 million is expected to be recognized in earnings over the next 12 months.

During the three and six months ended June 30, 2015 and 2014, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing.

Derivatives Not Designated as Hedging Instruments

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings, in other expense - net as follows:

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange contracts	$300	$(17)	$(730)	$(215)
Total	$300	$(17)	$(730)	$(215)

5.              Borrowing Arrangements

Short-Term Debt	June 30, 2015	December 31, 2014
Borrowings under Japanese Working Capital Loan	$407	$833
Total Short-Term Debt	$407	$833

Long-Term Debt	June 30, 2015	December 31, 2014
U.S. Credit Agreement Borrowings	$85,900	$66,700
Japanese Term Loan Borrowings	3,667	3,748
Total Long-Term Debt	$89,567	$70,448
Less Current Portion of Long-Term Debt	(2,250)	—
Net Long-Term Debt	$87,317	$70,448

U. S. Credit Agreement

On November 6, 2013, the Company entered into the U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which was originally set to expire on November 6, 2018.  On November 6, 2014, an amendment was signed to the Credit Agreement in order to extend the expiration date for one additional year and to release certain guarantors under the Credit Agreement that have nominal value.  The Company may request that the Revolver be extended for an additional one-year period.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expire on November 6, 2020.  The Delayed Draw Term Loans are available for two years from the Closing Date.  The Company may only request a maximum of three Delayed Draw Term Loans with a minimum borrowing of $15.0 million and no amount repaid may be re-borrowed.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  As a result, as of June 30, 2015, $2.3 million was reclassified to the current portion of long-term debt.

The Company incurred issuance costs of $0.8 million for the Credit Agreement which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of June 30, 2015 ranged from 1.19% to 1.34%.

Total outstanding borrowings under the Revolver were $40.9 million and $21.7 million as of June 30, 2015 and December 31, 2014, respectively.  Total availability under the Revolver as of June 30, 2015 and December 31, 2014 was $181.9 million and $201.1 million, respectively, after considering borrowings and the outstanding letters of credit of $2.2 million as of both periods.  Total outstanding borrowings and availability under the Delayed Draw Term Loans were $45.0 million and $30.0 million, respectively as of both June 30, 2015 and December 31, 2014.  The outstanding borrowings are shown as current portion of long-term debt and long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statement of cash flows.

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

CCJ signed an agreement on May 10, 2013 for the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of June 30, 2015.  This loan matures on May 10, 2017.  As of both June 30, 2015 and December 31, 2014, CCJ had 450 million Japanese Yen or $3.7 million outstanding.  The outstanding borrowings are shown as long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% as of June 30, 2015.  During the first quarter of 2015, the maturity date of the Japanese Working Capital Loan was extended to March 31, 2016.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  As of June 30, 2015, CCJ had 50 million Japanese Yen or $0.4 million of outstanding borrowings under this facility, while as of December 31, 2014 CCJ had 100 million Japanese Yen or $0.8 million outstanding.  The outstanding borrowings are shown as short-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Chinese Credit Facility

The Company maintained an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provided for an uncommitted line of credit totaling 5.0 million Renminbi (RMB) or $0.8 million which matured on July 19, 2015 and was not renewed.  The Company was jointly and severally liable as the guarantor under the Facility Letter.  There were no outstanding borrowings under this facility as of June 30, 2015 and December 31, 2014.

Belgian Credit Facility

The Company maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of June 30, 2015 and December 31, 2014, respectively.  Bank guarantees of 0.9 million Euros were issued as of June 30, 2015 and December 31, 2014, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of June 30, 2015 and December 31, 2014, respectively.

6.              Pensions

U.S. Plans

For the U.S. plans, the following table provides the components of net periodic pension costs (benefit) of the plans for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$275	$196	$568	$447
Interest cost	1,074	1,208	2,227	2,407
Expected return on plan assets	(1,773)	(1,870)	(3,566)	(3,771)
Amortization of prior service cost	3	19	7	37
Net actuarial loss amortization	586	163	1,270	439
Net periodic pension cost	$165	$(284)	$506	$(441)

During the three and six month periods ended June 30, 2015, the Company made a $1.2 million discretionary contribution to the U.S. plans.

European Plans

For the European plans, the following table provides the components of net periodic pension costs (benefit) of the plans for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$72	$86	$145	$173
Interest cost	306	411	611	816
Expected return on plan assets	(416)	(383)	(830)	(760)
Net actuarial loss amortization	54	61	109	122
Net periodic pension cost	$16	$175	$35	$351

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of June 30, 2015 and December 31, 2014, respectively, the Company has a $1.0 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets.  Refer to Note 11 for further information related to this multi-employer plan.

7.              Stockholders’ Equity

During the first quarter of 2015, the Company’s Board of Directors reinstated its common stock dividend program.  Dividends on common stock of $0.05 per share were declared and paid in both the first and second quarters of 2015.  In addition, in August 2015, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.  The Company’s Board of Directors did not declare or pay a dividend for the three or six months ended June 30, 2014.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the six months ended June 30, 2015 and 2014, the Company repurchased 391,381 and 1,485,141 shares, respectively, at an average price of $21.35 per share and $20.54 per share, respectively.  As of June 30, 2015, the Company had repurchased a total of 2,469,022 shares at an average price of $20.68 per share under this program.  During the period July 1, 2015 through July 21, 2015, the Company repurchased an additional 212,210 shares at an average share price of $18.74.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $95.0 million.

8.              Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive income (loss) before reclassifications	(6,972)	58	341	(6,573)
Amounts reclassified from other comprehensive income (loss)	—	899	(459)	440
Net current period other comprehensive income (loss)	(6,972)	957	(118)	(6,133)
Balance as of June 30, 2015, net of tax	$(5,029)	$(29,401)	$787	$(33,643)

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2013, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	1,095	(57)	(211)	827
Amounts reclassified from other comprehensive income (loss)	—	379	(208)	171
Net current period other comprehensive income (loss)	1,095	322	(419)	998
Balance as of June 30, 2014, net of tax	$17,888	$(18,128)	$98	$(142)

Details about Accumulated	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the
Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Statement where
(Loss) Components	2015	2014	2015	2014	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior-service costs	$(3)	$(19)	$(7)	$(37)	(2)
Actuarial losses	(640)	(224)	(1,379)	(561)	(2)
	(643)	(243)	(1,386)	(598)	Total before tax
	244	89	487	219	Tax (expense) or benefit
	$(399)	$(154)	$(899)	$(379)	Net of tax

Derivatives:
Foreign exchange contracts	$624	$83	$1,068	$216	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	(280)	158	(404)	162	Cost of products sold (excluding depreciation and amortization)
	344	241	664	378	Total before tax
	(103)	(104)	(205)	(170)	Tax (expense) or benefit
	$241	$137	$459	$208	Net of tax
Total reclassifications for the period	$(158)	$(17)	$(440)	$(171)	Net of tax

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

The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss was $16.5 million and $17.4 million as of June 30, 2015 and December 31, 2014, respectively.  The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive income was $0.3 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Defined benefit pension plan	$244	$89	$487	$219
Derivatives	(165)	(142)	(40)	(287)

9. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net income available to common shareholders	$12,580	$15,203	$23,641	$25,012
Weighted Average Shares Outstanding
Basic	52,313,797	52,941,805	52,382,016	53,273,293
Effect of Dilutive Securities	865,390	903,487	872,291	907,958
Diluted	53,179,187	53,845,292	53,254,307	54,181,251
Net income per common share
Basic	$0.24	$0.29	$0.45	$0.47
Diluted	$0.24	$0.28	$0.44	$0.46

The stock options that were excluded from the dilutive calculations as the effect would have been antidilutive were 818,825 and 344,299 for the three and six months ended June 30, 2015 and 2014, respectively.

10.       Income Taxes

The effective tax rate for the three months ended June 30, 2015 was 34.2% compared to 27.3% for the same period in 2014.  The tax rate for the three months ended June 30, 2015 was lower than the U.S. Federal statutory rate primarily due to non-taxable permanent differences.  The 7.7% reduction of the 2014 rate from the U.S. statutory rate of 35% was primarily related to the net tax benefit from the release of uncertain tax positions following the conclusion of the IRS examination discussed below.  Without the benefit of the release of the uncertain tax positions in the quarter, the Company’s 2014 second quarter effective tax rate would have been 33.9%.  The 2014 second quarter effective tax rate without regard to the uncertain tax position release was lower than the U.S. statutory rate primarily due to permanent non-taxable items.

During the second quarter of 2014, the Internal Revenue Service (IRS) completed its joint committee review of the Company’s 2008 amended income tax return.  As a result of the conclusion of this examination, the Company received an income tax refund of $2.5 million including tax and interest which was recorded in other current assets within the Company’s condensed consolidated balance sheet.  The Company also released net uncertain tax positions including related accrued interest and penalties of $1.4 million, all of which impacted the Company’s effective tax rate.

The effective tax rate for the six months ended June 30, 2015 was 33.8% compared to 30.3% for the six months ended June 30, 2014.  The tax rate for the six months ended June 30, 2015 was lower than the U.S. Federal statutory rate primarily due to non-taxable permanent differences.  The tax rate for the six months ended June 30, 2014 was lower than the U.S. Federal statutory rate of 35% primarily due to the aforementioned uncertain tax position release.

11.   Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability.  As of June 30, 2015 and December 31, 2014, the balances recorded were $0.1 million and $0.1 million as a component of accounts payable and accrued liabilities and $0.3 million and $0.4 million as a component of accrued pension and other liabilities, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

Carbon Imports

General Anti-Dumping Background:  In March 2006, the Company and another U.S. producer of activated carbon (collectively, the “Petitioners”) requested that the U.S. Department of Commerce (Commerce Department) investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China (China).  In 2007, the Commerce Department found that imports of the subject merchandise from China were being unfairly priced (or “dumped”).   Following a finding by the U.S. International Trade Commission (ITC) that the domestic industry was injured by unfairly traded imports of activated carbon from China, the Commerce Department issued an anti-dumping order imposing tariffs on Chinese imports to offset the amount of the unfair pricing.  The Commerce Department published the antidumping order in the Federal Register in April 2007, and all imports from China remain subject to it.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the U.S. customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in November 2014, the Company is currently required to post a duty of $0.018 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the six months ended June 30, 2015 and 2014, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to a determination by the ITC in February 2013, finding that the anti-dumping duty order should remain in effect.  These reviews can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (Customs) will collect for the period reviewed, by either collecting additional duties above those deposited with Customs by the U.S. importer at the time of entry or refunding a portion of the duties deposited at the time of importation to reflect a decline in the margin of dumping.  If the actual amount of tariffs owed increases, Customs will require the U.S. importer to pay the difference, plus interest.  Conversely, if the tariff rate decreases, any difference will be refunded by Customs to the U.S. importer with interest.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

There have been eight periods of review since the anti-dumping order was published in 2007.  Periods of Review (POR) I, II, and V, related to the periods that ended on March 31, 2008, 2009, and 2012, respectively, are final and not subject to further review or appeal.  A summary of the proceedings in the remaining PORs follows below.

Period of Review III:  On October 31, 2011, the Commerce Department published the final results of its third annual administrative review, which covers imports that entered the U.S. between April 1, 2009 and March 31, 2010 (POR III).  Based on the POR III results, the Company’s ongoing duty deposit rate was adjusted to zero.  The Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III as a result of the announced decrease in the POR III assessment rate.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.

In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  Following the submission of briefs by the parties, the Court of International Trade (the “Court”) remanded the case to the Commerce Department for further analysis.  On January 9, 2014, the Commerce Department filed its remand redetermination with the Court, and continued to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  On November 24, 2014, the Court affirmed the Commerce Department’s remand determination.  Various parties involved in this review, including the Company, have appealed the decision to the United States Court of Appeals for the Federal Circuit (Court of Appeals).  Briefing on this appeal will be occurring throughout 2015, and a decision from the Court of Appeals is possible in late 2015 or early 2016.

Period of Review IV:  On November 9, 2012, the Commerce Department published the final results of its fourth administrative review, which covers imports of thermally activated carbon from China that entered the U.S. between April 1, 2010 and March 31, 2011 (POR IV).  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound to $0.96 per pound, and it calculated an anti-dumping margin of $0.47 per pound for the separate rate respondents whose shipments of activated carbon to the U.S. were not individually reviewed.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court, and the Court issued a decision on June 24, 2014 that sustained the Commerce Department’s final results in their entirety.  An appeal of this decision was filed with the Court of Appeals by various respondent parties.  The Company participated in the proceedings before the Court of Appeals and supported the affirmance of the Commerce Department’s final results in POR IV.  A decision by the Court of Appeals on the Chinese exporters’ challenges was issued on August 3, 2015 affirming the Commerce Department’s final results. While the various respondent parties could petition the Court yet again, the Company believes that it is unlikely that the decision will be altered.

Period of Review VI:  On November 19, 2014, the Commerce Department announced the final margins for its sixth administrative review (POR VI), which covers imports that entered the U.S. between April 1, 2012 and March 31, 2013.  The Commerce Department calculated a margin of $0.018 per pound for both mandatory and separate rate respondents, and $1.10 per pound for the China wide rate.  Calgon Carbon Tianjin was assigned a margin of $0.018/lb. as it was considered a separate rate respondent.  In December 2014, an appeal was commenced challenging the final results of the sixth administrative review.  Briefing will take place on this appeal throughout the third quarter of 2015, and a decision by the Court is possible in the fourth quarter of 2015 or early in 2016.

Period of Review VII:  On April 1, 2014, the Commerce Department published a notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  The Commerce Department selected two mandatory respondents to be reviewed.  The preliminary results of the Commerce Department’s review of POR VII were announced on April 30, 2015, with the margins ranging from $0.00/lb. to $0.24/lb. for mandatory respondents, $0.24/lb. for separate rate respondents, and $1.10/lb. for the China wide rate.  Calgon Carbon Tianjin was assigned a margin of $0.24/lb., as it was considered a separate rate respondent.  The Commerce Department is expected to announce the final results for POR VII in October or November 2015.

Period of Review VIII:  On April 1, 2015, the Commerce Department published a notice allowing parties to request an eighth annual administrative review of the anti-dumping duty order covering the period April 1, 2014 through March 31, 2015 (POR VIII).  Petitioners and other parties submitted requests for administrative reviews to the Commerce Department in April 2015.  The Commerce Department initiated POR VIII in May 2015, and has selected two mandatory respondents for review.  Based on the agency’s practice in prior administrative reviews, the Company anticipates that the Commerce Department will announce the final results of its administrative review for POR VIII in October or November 2016.

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

The Company was required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and has installed two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  The testing of the stockpile material was completed in the second quarter of 2014 and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and it has been accepted by the EPA.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  The balance as of December 31, 2014 of $0.1 million recorded as a component of accounts payable and accrued liabilities was utilized as of June 30, 2015.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In 2012 the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties, and the local Labor Court had concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees, and the Company has had several claims from pensioners seeking compensation for the shortfall.  In 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment.  As a result, the Company recorded an additional accrual of $0.4 million for the year ended December 31, 2014.  As of June 30, 2015 and December 31, 2014, respectively, the Company has a $1.0 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

12.   Supplemental Cash Flow Information

The Company has reflected $2.2 million and $(1.8) million of its capital expenditures as a non-cash increase and decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2015 and 2014, respectively.

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

The following segment information represents the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Activated Carbon and Service	$123,567	$129,947	$246,314	$247,671
Equipment	9,636	11,837	20,344	22,304
Consumer	2,249	3,348	4,497	6,789
	$135,452	$145,132	$271,155	$276,764

Income (loss) from operations before restructuring:
Activated Carbon and Service	$19,587	$22,034	$37,642	$38,527
Equipment	(242)	(1,424)	(1,402)	(3,106)
Consumer	450	593	845	1,280
	19,795	21,203	37,085	36,701

Reconciling items:
Restructuring income	—	122	—	225
Interest income	34	31	45	41
Interest expense	(115)	(55)	(246)	(164)
Other expense — net	(603)	(382)	(1,151)	(928)
Income before income tax provision	$19,111	$20,919	$35,733	$35,875

Depreciation and amortization:
Activated Carbon and Service	$7,672	$6,566	$15,507	$12,742
Equipment	637	795	1,350	1,490
Consumer	154	164	307	322
	$8,463	$7,525	$17,164	$14,554

14.   Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards were based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants totaled approximately 2.6 million Euros.  The Company received 0.9 million Euros or $1.2 million as of June 30, 2014 which was recognized as a deduction from the carrying amount of the property, plant and equipment on the Company’s condensed consolidated balance sheets.  As of December 31, 2014, the Company had received the full amount of these grants.

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company recognized 1.93 million RMB or approximately $0.3 million (which represents 50% of the total awarded incentive) less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment had been completed and all required documentation had been submitted to WEDZ.  As of June 30, 2015 and December 31, 2014, the Company has a $0.3 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the remainder of the incentive that relates to phase two of the commitment as it has not yet been constructed.

Item 2.         Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales decreased by $9.7 million or 6.7% and $5.6 million or 2.0% for the quarter and year to date periods ended June 30, 2015, respectively, versus the similar 2014 periods.  Included in this change for the quarter and year to date periods, respectively, was a $6.6 million and $12.9 million negative impact of foreign currency translation due to a stronger U.S. dollar which was primarily within the Activated Carbon and Service Segment.

Net sales for the quarter and year to date periods ended June 30, 2015 for the Activated Carbon and Service segment decreased $6.4 million or 4.9% and $1.4 million or 0.5%, respectively, versus the similar 2014 periods.   Included in this change was the negative impact of foreign currency translation which totaled $6.3 million and $12.4 million for the quarter and year to date periods ended June 30, 2015.

	Increase (Decrease) in Net Sales
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in millions)	As Reported	Foreign Currency Impact	Net of Foreign Currency Impact	As Reported	Foreign Currency Impact	Net of Foreign Currency Impact
Environmental Air market	$9.2	$0.7	$9.9	$14.0	$1.4	$15.4
Environmental Water market	(3.0)	1.3	(1.7)	(4.7)	2.7	(2.0)
Food market	(2.0)	1.2	(0.8)	(4.6)	2.2	(2.4)
Potable Water market	(9.1)	1.7	(7.4)	(3.2)	3.5	0.3
Specialty Carbon market	0.3	0.3	0.6	(1.6)	0.7	(0.9)
Other	(1.8)	1.1	(0.7)	(1.3)	1.9	0.6
Total Activated Carbon and Service	$(6.4)	$6.3	$(0.1)	$(1.4)	$12.4	$11.0

The decrease in net sales for the Activated Carbon and Service segment for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 is principally due to the negative impact of foreign currency translation.  However, sales in the Americas Environmental Air market increased due to higher demand as a result of customers complying with mercury removal regulations promulgated by 19 states and certain Canadian provinces, as well as the Mercury and Air Toxics Standards (MATS) regulation (see additional discussion regarding MATS in the Outlook portion of this Item 2).  This increase was partially offset by lower sales in the Potable Water market which was primarily in Asia due to a large order in 2014 that did not repeat in 2015 as well as lower demand, and the timing of municipal carbon fills in both Asia and the Americas.  Lower demand in the Americas as a result of adverse weather conditions also contributed to the decline. Sales also declined in the Americas Environmental Water and Food markets due to certain non-repeat orders.   Absent the negative impact of foreign currency, sales for the Activated Carbon and Service Segment increased for the year to date period ended June 30, 2015 as compared to the same period in 2014.  The increase was principally due to higher demand in the Americas Environmental Air market, partially offset by lower sales in the Americas Environmental Water market, as noted above, and lower demand in the European and Americas Food market as three large orders in 2014 did not repeat in 2015.

Net sales for the Equipment segment decreased $2.2 million or 18.6% and $2.0 million or 8.8%, respectively, for the quarter and year to date periods ended June 30, 2015 versus the similar 2014 periods.

	Increase (Decrease) in Net Sales
(Dollars in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Carbon adsorption equipment	$(1.7)	$(3.4)
Ballast water treatment systems	(1.0)	1.0
Traditional ultraviolet light systems	0.5	0.5
Other	—	(0.1)
Total Equipment	$(2.2)	$(2.0)

The decrease for the quarter and year to date periods ended June 30, 2015 was primarily due to lower demand for carbon adsorption equipment resulting from the completion of projects related to installations for the initial Disinfectants and

Disinfection Byproducts Rule and our customers’ decline in project related discretionary spending primarily in the oil and gas markets. Lower sales for ballast water treatment systems also contributed to the decline for the quarter ended June 30, 2015.  Partially offsetting this decline for the quarter and year to date periods ended June 30, 2015 was increased sales for traditional ultraviolet light systems primarily due to revenue recognized for a large municipal drinking water project.  In addition, higher sales for ballast water treatment systems in the first quarter of 2015 helped to partially offset the decline for the year to date period ended June 30, 2015.   Foreign currency translation effects in the Equipment segment were not significant.

Net sales for the quarter and year to date periods ended June 30, 2015 for the Consumer segment decreased $1.1 million or 32.8% and $2.3 million or 33.8%, respectively, as compared to the similar 2014 periods due to higher demand from a single customer in 2014 that did not repeat in 2015, as well as the negative impact of foreign currency translation which totaled $0.2 million and $0.4 million, respectively, for quarter and year to date periods ended June 30, 2015.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 37.5% for the quarter ended June 30, 2015 compared to 34.4% for the similar 2014 period, a 3.1 percentage point increase which was primarily in the Activated Carbon and Service segment.   Approximately $1.2 million of this improvement resulted from higher margin products sold, including FLUEPAC® products for mercury removal, coupled with a decline in volume of lower margin products particularly in Asia.  The Company’s cost improvement programs, including lower coal costs of approximately $0.7 million, primarily from two long-term coal contracts, and increased carbon production volumes of approximately 1.0% during 2015 contributed to margin improvement in all geographic regions.  In addition, the Company benefited from expected refunds for import duties paid of approximately $1.2 million under the Trade Preferences Extension Act of 2015 pertaining to purchases of coconut carbons.  In the Equipment segment, improved margins, as well as decreases in estimated costs to complete certain projects in progress, contributed approximately $0.9 million to the improvement.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 36.6% for the year to date period ended June 30, 2015 compared to 34.0% for the comparable 2014 period, a 2.6 percentage point increase which was primarily in the Activated Carbon and Service segment.  Approximately $3.1 million of this improvement resulted from higher margin products sold, including FLUEPAC® products for mercury removal, coupled with a decline in volume of lower margin products particularly in Asia.  The Company’s cost improvement programs, including lower coal costs of approximately $1.2 million, primarily from two long-term coal contracts, and increased carbon production volumes of approximately 2.9% during 2015 contributed to margin improvement in all geographic regions.   In addition, the Company benefited from expected refunds for import duties paid on coconut carbons purchased of approximately $1.2 million and lower fuel costs of approximately $0.3 million.  In the Equipment segment, improved margins, as well as decreases in estimated costs to complete certain projects in progress, contributed approximately $1.2 million to the improvement.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.9 million and $2.6 million, respectively for the quarter and year to date periods ended June 30, 2015 versus the similar 2014 periods.  The increases were primarily due to higher depreciation expense related to the improvements to the Company’s Catlettsburg, Kentucky virgin carbon manufacturing facility.  Also contributing to the increase was accelerated depreciation expense of approximately $0.7 million and $1.4 million for the quarter and year to date periods ended June 30, 2015, respectively, related to certain assets that will be replaced later in the year as the result of new projects including the Company’s SAP re-implementation project.

Selling, general and administrative expenses increased $1.4 million or 7.3% and $2.5 million or 6.2%, respectively, for the quarter and year to date periods ended June 30, 2015 versus the comparable 2014 periods.  The increase was principally due to higher costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s enterprise resource planning (ERP) system of approximately $0.7 million and $1.3 million, respectively, for the quarter and year to date periods ended June 30, 2015.   Outside consulting services increased by $1.2 million and $2.1 million, respectively, for the quarter and year to date periods ended June 30, 2015.   The year to date period ended June 30, 2015 also included higher employee related costs of $1.3 million.  Partially offsetting the increase for both the quarter and year to date periods ended June 30, 2015 was the positive impact of foreign currency translation of $0.9 million and $1.8 million, respectively, due to the stronger U.S. dollar which was primarily within the Activated Carbon and Service segment.  The above mentioned increase was primarily in the Activated Carbon and Service segment for both periods.  Selling, general and administrative expenses declined in the Equipment segment by $0.2 million and $0.5 million, respectively, for the quarter and year to date periods ended June 30, 2015 as a result of successful cost improvements, including a reduction in headcount.

Research and development expenses were comparable for the quarter ended June 30, 2015 versus the same period in 2014.  For the year to date period ended June 30, 2015, research and development expenses decreased $0.2 million versus the comparable 2014 period which included higher advanced product testing costs related to mercury removal from flue gas that did not repeat in 2015.

For the year to date period ended June 30, 2014, the Company recorded $0.1 million of restructuring income which represents reductions in the estimated accrual.  The Company also recorded a pre-tax gain of $0.1 million for the sale of a warehouse in Belgium for the quarter and year to date periods ended June 30, 2014.

Interest income and expense were comparable for the quarter and year to date periods ended June 30, 2015 versus the comparable 2014 periods.

The increase in other expense — net of $0.2 million for both the quarter and year to date periods ended June 30, 2015 versus the similar 2014 periods was largely related to foreign exchange losses due to unhedged positions.

The Company’s income tax provision increased by $0.8 million and $1.2 million for the quarter and year to date periods ended June 30, 2015, respectively, versus the comparable 2014 periods.  The 2014 second quarter tax expense includes a net $1.4 million benefit related to a completed IRS examination and the effective settlement and release of uncertain tax positions.  The effective tax rate for the three months ended June 30, 2015 was 34.2% compared to 27.3% for the same period in 2014.  Excluding the effect of the release of uncertain tax positions, the Company’s effective rate for the three month period ended June 30, 2014 would have been 33.9%.   The effective tax rate for the year to date period ended June 30, 2015 was 33.8% compared to 30.3% for the similar 2014 period.  The increase in the effective tax rate primarily relates to the 2014 effective settlement as discussed above along with an unfavorable mix of earnings in the taxing jurisdictions in which the Company operates.

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

Cash flows provided by operating activities were $26.1 million for the period ended June 30, 2015 compared to $40.4 million for the comparable 2014 period.  The $14.3 million decrease is primarily due to unfavorable working capital changes from higher inventories of outsourced carbon products sourced from the Asia region in anticipation of sales to occur later in 2015 or in 2016.

During the three and six month periods ended June 30, 2015, the Company made a $1.2 million discretionary contribution to the U.S. pension plans.

Dividends on common stock of $0.05 per share were declared in both the first and second quarters of 2015.  Dividends on common stock of $2.6 million and $5.3 million were paid during the three and six months ended June 30, 2015, respectively.  In addition, in August 2015, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.  Common stock dividends were not declared or paid during the three or six months ended June 30, 2014.

The Company maintains a U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which expires on November 6, 2019.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which expires on November 6, 2020.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement increased $19.2 million from December 31, 2014.   Total availability under the Credit Agreement was $211.9 million as of June 30, 2015.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company must comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of June 30, 2015 and December 31, 2014.

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

Share Repurchases

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the six months ended June 30, 2015 and 2014, the Company repurchased 391,381 and 1,485,141 shares, respectively, at an average price of $21.35 per share and $20.54 per share, respectively.  As of June 30, 2015, the Company had repurchased a total of 2,469,022 shares at an average price of $20.68 per share under this program.  During the period July 1, 2015 through July 21, 2015, the Company repurchased an additional 212,210 shares at an average share price of $18.74.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $95.0 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2015, there have been no material changes in the payment terms of these obligations since December 31, 2014.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $33.9 million for the six months ended June 30, 2015 compared to expenditures of $25.4 million for the same period in 2014.  The expenditures for the period ended June 30, 2015 were primarily for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility of $10.5 million; expenditures of $8.0 million related to the Company’s new headquarters facility, which includes the research and development innovation center; and $3.8 million for a SAP re-implementation project.  The expenditures for the period ended June 30, 2014 were primarily for improvements to the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi manufacturing facilities.  Capital expenditures for 2015 are currently projected to be approximately $70 million to $75 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants of $1.2 million for the six months ended June 30, 2014.  Refer to Note 14 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Cash and cash equivalents include $38.9 million and $41.7 million held by the Company’s foreign subsidiaries at June 30, 2015 and December 31, 2014, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

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

Outlook

Activated Carbon and Service

The Company’s estimate of a 10.8% compound annual growth rate for the activated carbon market for the period 2012 through 2017 is predicated on significant demand for mercury removal carbons in North America primarily driven by the U.S. Environmental Protection Agency’s (EPA) regulations surrounding Mercury and Air Toxics Standards (MATS) and, significant increases in activated carbon usage in China.   As discussed below, long-term demand pursuant to MATS is unknown at this time pending ongoing court determinations.   In addition, while there have been noted increases in the demand for activated carbon in China, the recent economic slowdown in China may lead to lower than previously forecasted demand for activated carbon.  The Company’s activated carbon and service sales volume for six months of 2015 increased 5.5% over the comparable period in 2014.  In 2012, in order to meet the expected increase in activated carbon demand, the Company completed the expansion of its Pearl River facility adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility commenced in the third quarter of 2014.  Other sources of incremental capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in stock keeping units (SKU) of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a significant expansion of one of the Company’s existing facilities.  Impediments to near-term growth could include an economic slowdown in any or all of the regions served, impacts from delays in environmental regulations, or a significant reduction in demand for activated carbon used to remove mercury from coal-fired electric power plants in the United States pursuant to a recent U.S. Supreme Court decision more fully discussed below.

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

Raw material costs for production in 2015 are expected to decline compared to 2014.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2015 primarily as a result of lower pricing achieved from two five-year coal contracts signed in December 2013.  These contracts represent approximately 71% of the Company’s current annual coal requirements.  As of June 30, 2015, the Company has approximately 86% of its 2015 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the EPA as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  On December 21, 2011, the EPA issued the MATS regulation requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation became effective on April 16, 2012.  Compliance with MATS was required in April 2015, however, newly installed equipment and/or plants determined to be on “reliability critical paths” were able to get extensions of up to an additional two years.  On June 29, 2015, the U.S. Supreme Court in a 5-4 decision reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) which held that the EPA did not need to consider costs when deciding to regulate power plant emissions and has remanded the case back to the D.C. Circuit.  The MATS Rule (the “Rule”) currently remains in effect and the long-term status of the Rule is unknown at this time.  It is possible that the D.C. Circuit could vacate the Rule, stay compliance with the Rule for a period of time, or leave the Rule in effect.  The final decision by the D.C. Circuit could take months and in the meantime, the Company anticipates that utilities will continue to treat for mercury using FLUEPAC® products.  There are also mercury removal regulations for the flue gas of coal-fired power plants that remain in effect for certain states and Canadian provinces.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are currently September 9, 2015 and January 31, 2016, respectively.

The Company still believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader.  Based on standard carbon products, the Company estimates the annual demand for mercury removal in North America may grow to as much as 340 million to 470 million pounds by 2017 depending upon the D.C Circuit’s remand decision on MATS.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 70% less than alternative products, are important to its ongoing success in this market.  Market acceptance of the Company’s advanced FLUEPAC® products is growing.  Bidding activity with electric utilities has been active and is resulting in the receipt of significant, new orders for the Company’s FLUEPAC® products.  The Company currently believes approximately one-third of this market is represented by the 19 states and certain Canadian provinces that have regulations in place that require mercury removal.   The Company estimates that those utilities that were required to comply with the MATS regulation by April 2015 will also comprise approximately one-third of the potential mercury removal market with the remaining approximate one third of the potential market being comprised of utilities that have received extensions to MATS regulation compliance all subject to the D.C. Circuit’s remand decision noted above.   In the first six months and full year of 2014, the Company’s sales into this market totaled approximately $13.1 million and $28.7 million, respectively.  During the first six months of 2015, the Company reported sales of $27.0 million, an increase of approximately 106% versus the comparable period in 2014.  The Company’s expectation is that its ongoing share of the value of this potential market will be at least 30%.

Compliance with other proposed emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units are likely to have little impact on activated carbon usage in the future; however, the EPA proposed CPS for “existing” electric generating units released in June of 2014.  The Company continues to evaluate the rule, but believes that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators, should generators opt to retire or repower their coal-fired electric generation units.  In January of 2015, the EPA announced a delay in the release of the final new and existing source CPS until the middle of 2015.  The Company believes the majority of U.S. electric utilities are awaiting further resolution of MATS, the final Carbon Pollution Standards for existing electric generating units, and a final determination as it relates to CSAPR before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  It should also be noted that wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed for mercury removal.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market volume opportunity to a level below the low end of aforementioned forecasted demand of 340 million to 470 million pounds of standard activated carbon.  However, in that case, the Company could expect to increase its share of this market.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

Treatment of municipal drinking water remains a growth driver for the Company.  An important driver of recent growth has been the treatment of Disinfection Byproducts (DBPs).  DBPs are compounds that form when natural occurring organic materials in drinking water sources react with the chemicals used to disinfect the water.  Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs.  The EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) is in its final stages of implementation and the Company continues to see some new business associated with municipal water utilities installing GAC for Stage 2 compliance.  There remains further potential for additional new GAC installations should many of the nation’s largest water utilities who currently use alternative disinfectants (such as chloramines) as their primary means to comply with Stage 2 choose to move to GAC for the DBP Rule compliance.  The potential exists for some of these utilities to convert from chloramines to GAC due to some of the down-sides associated with the use of chloramines, such as their propensity to form emerging classes of disinfection by-products, many of which are not yet regulated but are under study by the EPA.  The EPA has now begun its Six Year Review of the DBP Rule, and a new Stage 3 Rule, which could drive additional GAC sales, is under consideration.  Additionally, the Company expects growth in its custom reactivation service business from utilities that have installed GAC for DBP compliance and later convert to reactivated carbon.  A growing number of utilities have entered into multi-year contracts with the Company for ongoing reactivation services.  While many of the large projects related to the implementation of the DBP Rule have been completed, a number of other market drivers are contributing to continued growth of the

Company’s municipal water business.  The need to protect community water supplies from harmful algal toxins is driving increasing demand for both GAC and PAC.  Barriers such as GAC can protect water treatment plants from the harmful effects of algal bloom toxicity, while increased dosing of PAC can also help when algal blooms are detected.  Chemical spills in waterways that serve as sources for drinking water highlight the need for utilities that draw from such sources to provide barrier defenses against such events.  GAC is an ideal technology for this purpose and we expect growth in this area as more utilities look to install GAC to provide protection against spills.  The drought conditions that remain prevalent in the western United States are also driving demand for GAC, as many communities are increasingly forced to access impaired water sources which require treatment before being used for drinking water purposes.  Related to this is the increased interest in direct potable reuse, where wastewater is further treated via advanced technologies such as GAC and ultraviolet light and then fed directly into the drinking water supplies.  While the number of communities that have instituted direct potable reuse is currently small, many more are now studying implementation of this approach, driven again by the scarcity of water.

In Europe, the Company was awarded a multi-year contract by a large water provider in the United Kingdom (UK).  The Company will supply virgin carbon and reactivation services for up to a ten year period and plans to restart and upgrade its Tipton plant in the UK for that purpose.  The planned upgrades are estimated to require $9.5 million of capital expenditures and will be completed in stages.  This plant, having a current estimated annual capacity of approximately 11 million pounds, has begun undergoing equipment modifications and a significant capacity expansion.   The plant should return to operation with the additional capacity and planned upgrades completed in the fourth quarter of 2015.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the Coast Guard by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of June 29, 2015, 1,278 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

There are five Independent Laboratories (IL) approved by the Coast Guard to work with manufacturers in the Type Approval process:  NSF International (NSF), located in Ann Arbor, Michigan, Det Norske Veritas (DNV) AS, located in Hovik, Norway, Korean Register of Shipping, located in Busan, Korea, Control Union Certifications BV located in the Netherlands, and Lloyd’s Register EMEA located in the United Kingdom.  The IL’s have begun working with manufacturers on testing for U.S. Type Approval — a process that is expected to take from one to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

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

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012, 2013 and 2014, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the fore mentioned Coast Guard extensions.  This, along with the more recent shift in oil and gas economics has suppressed the number of Hyde GUARDIAN® orders received.  During the first six months of 2015, the Company sold more than 20 ballast water treatment systems.  During 2014, 2013, 2012, and 2011, the Company sold 113, 64, 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 400 systems valued at approximately $85 million.

Backlog for the Equipment segment as of June 30, 2015 was $14.2 million, while backlog as of December 31, 2014 was $19.8 million.

Consumer

Sales of activated carbon cloth decreased $2.3 million or 33.8% in the first six months of 2015 as compared to the comparable 2014 period.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2015.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings

Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Item 1A.            Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — April 30, 2015	151,454	$21.80	150,700	$102,318,331
May 1 — May 31, 2015	41,977	$22.52	34,414	$101,535,158
June 1 — June 30, 2015	125,855	$20.71	125,767	$98,930,050

(1)         Includes 8,405 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 6, 2015	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer