Form 10-Q
period 2015-09-30
CALGON CARBON Corp
filed 2015-11-06
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2015
Common Stock, $.01 par value per share	51,455,930 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

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

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

SIGNATURES		29
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$132,976	$137,699	$404,131	$414,463

Cost of products sold (excluding depreciation and amortization)	84,804	90,106	256,636	272,822
Depreciation and amortization	8,624	7,570	25,788	22,124
Selling, general and administrative expenses	20,713	19,544	62,813	59,181
Research and development expenses	1,867	1,638	4,841	4,794
Restructuring income	—	(27)	—	(252)
	116,008	118,831	350,078	358,669
Income from operations	16,968	18,868	54,053	55,794

Interest income	6	15	51	56
Interest expense	(254)	(32)	(500)	(196)
Other income (expense) — net	890	(401)	(261)	(1,329)

Income before income tax provision	17,610	18,450	53,343	54,325

Income tax provision	5,504	6,226	17,596	17,089

Net income	12,106	12,224	35,747	37,236

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	(2,490)	(9,207)	(9,462)	(8,112)
Defined benefit pension plans	503	503	1,460	825
Derivatives	(559)	665	(677)	246

Total other comprehensive loss	(2,546)	(8,039)	(8,679)	(7,041)
Total comprehensive income	$9,560	$4,185	$27,068	$30,195

Net income per common share
Basic	$0.23	$0.23	$0.68	$0.70
Diluted	$0.23	$0.23	$0.67	$0.69

Dividends per common share	$0.05	$—	$0.15	$—

Weighted average shares outstanding
Basic	51,890,984	52,856,846	52,216,540	53,132,952
Diluted	52,634,325	53,759,306	53,045,376	54,039,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Per Share Data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$55,256	$53,133
Receivables (net of allowance of $1,728 and $1,526)	98,568	95,232
Revenue recognized in excess of billings on uncompleted contracts	9,631	10,763
Inventories	108,256	98,446
Deferred income taxes — current	16,987	19,827
Other current assets	14,676	15,561
Total current assets	303,374	292,962

Property, plant and equipment, net	310,532	290,586
Intangibles, net	4,882	6,281
Goodwill	25,895	26,197
Deferred income taxes — long-term	2,586	2,870
Other assets	1,905	2,765
Total assets	$649,174	$621,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$55,730	$53,614
Restructuring reserve	132	280
Billings in excess of revenue recognized on uncompleted contracts	3,628	5,430
Payroll and benefits payable	12,217	14,725
Accrued income taxes	3,848	537
Short-term debt	835	833
Current portion of long-term debt	5,625	—
Total current liabilities	82,015	75,419

Long-term debt	96,331	70,448
Deferred income taxes — long-term	32,017	31,879
Accrued pension and other liabilities	33,416	38,442
Total liabilities	243,779	216,188

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 57,633,570 and 57,469,389 shares issued	576	575
Additional paid-in capital	180,682	176,475
Retained earnings	393,469	365,594
Treasury stock, at cost, 9,426,260 and 8,196,372 shares	(133,143)	(109,661)
Accumulated other comprehensive loss	(36,189)	(27,510)
Total stockholders’ equity	405,395	405,473

Total liabilities and stockholders’ equity	$649,174	$621,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$35,747	$37,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,788	22,124
Employee benefit plan provisions	1,325	(144)
Stock-based compensation	2,875	2,840
Deferred income tax expense	2,362	3,717
Restructuring income	—	(252)
Restructuring cash payments	—	(83)
Changes in assets and liabilities — net of effects from foreign exchange:
Increase in receivables	(5,915)	(806)
(Increase) decrease in inventories	(11,682)	3,935
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	438	1,481
Increase (decrease) in accounts payable and accrued liabilities	3,056	(5,508)
Pension contributions	(2,310)	(2,366)
Other items — net	1,349	(795)
Net cash provided by operating activities	53,033	61,379

Cash flows from investing activities
Proceeds from sale of assets	—	451
Capital expenditures	(49,226)	(43,775)
Government grants received	—	1,209
Net cash used in investing activities	(49,226)	(42,115)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 5)	1,643	3,330
Japanese working capital loan repayments — short-term (Note 5)	(1,667)	(4,301)
U.S. credit agreement borrowings — long-term (Note 5)	87,000	68,950
U.S. credit agreement repayments — long-term (Note 5)	(55,500)	(46,200)
Reductions of debt obligations	—	(1,734)
Treasury stock purchased (Note 7)	(23,482)	(30,967)
Common stock dividends paid	(7,872)	—
Proceeds from the exercise of stock options	944	1,547
Net cash provided by (used in) financing activities	1,066	(9,375)

Effect of exchange rate changes on cash and cash equivalents	(2,750)	(858)

Increase in cash and cash equivalents	2,123	9,031
Cash and cash equivalents, beginning of period	53,133	32,942
Cash and cash equivalents, end of period	$55,256	$41,973

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain prior year amounts have been reclassified to conform to the 2015 presentation.  Refer to Note 13 for reclassifications made to include depreciation and amortization expense in income from operations for the Company’s segments.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU), No. 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.  ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.  In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted as of annual reporting periods beginning after December 15, 2016.  Entities have the option of using either a full retrospective or a modified retrospective approach.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” which requires entities to measure most inventory at the lower of cost and net realizable value.  This simplifies the current guidance under which an entity measures inventory at the lower of cost or market.  Market in this context is defined as one of three different measures, one of which is net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new guidance is effective for fiscal years beginning after December 15, 2016.  This ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

2.              Inventories

	September 30, 2015	December 31, 2014
Raw materials	$21,786	$26,860
Finished goods	86,470	71,586
Total	$108,256	$98,446

Inventories are recorded net of reserves of $2.3 million for obsolete and slow-moving items as of September 30, 2015 and December 31, 2014, respectively.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 5 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	September 30, 2015		December 31, 2014
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Derivative assets	2	$802	$802	$2,155	$2,155
Derivative liabilities	2	(726)	(726)	(861)	(861)
Acquisition earn-out liability	2	(140)	(140)	(670)	(670)
Short-term debt	2	(835)	(835)	(833)	(833)
Long-term debt, including current portion	2	(101,956)	(101,956)	(70,448)	(70,448)

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

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$763	$1,665
Foreign exchange contracts	Other assets	1	182

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	38	308
Total asset derivatives		$802	$2,155

Liability Derivatives	Balance Sheet Locations	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$19	$—
Natural gas contracts	Accounts payable and accrued liabilities	434	427
Foreign exchange contracts	Accrued pension and other liabilities	20	—
Natural gas contracts	Accrued pension and other liabilities	196	372

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	57	62
Total liability derivatives		$726	$861

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	September 30, 2015	December 31, 2014
Natural gas contracts (mmbtu)	925,000	810,000
Foreign exchange contracts	$9,600	$41,237

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

	September 30, 2015		December 31, 2014
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$802	$726	$2,155	$861
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(96)	(96)	(26)	(26)
Net amount	$706	$630	$2,129	$835

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(221)	$1,409	$649	$911
Natural gas contracts	(342)	(182)	(692)	(51)
Total	$(563)	$1,227	$(43)	$860

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange contracts	$600	$90	$1,668	$306
Natural gas contracts	(292)	91	(696)	253
Total	$308	$181	$972	$559

(1)         Assuming market rates remain constant with the rates as of September 30, 2015, a gain of approximately $0.3 million is expected to be recognized in earnings over the next 12 months.

During the three and nine months ended September 30, 2015 and 2014, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing.

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

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(303)	$89	$(1,033)	$(126)
Total	$(303)	$89	$(1,033)	$(126)

5.              Borrowing Arrangements

Short-Term Debt	September 30, 2015	December 31, 2014
Borrowings under Japanese Working Capital Loan	$835	$833
Total Short-Term Debt	$835	$833

Long-Term Debt	September 30, 2015	December 31, 2014
U.S. Credit Agreement Borrowings	$98,200	$66,700
Japanese Term Loan Borrowings	3,756	3,748
Total Long-Term Debt	$101,956	$70,448
Less Current Portion of Long-Term Debt	(5,625)	—
Net Long-Term Debt	$96,331	$70,448

U. S. Credit Agreement

On November 6, 2013, the Company entered into the U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million which was originally set to expire on November 6, 2018.  On November 6, 2014, an amendment was signed to the Credit Agreement in order to extend the expiration date for one additional year and to release certain guarantors under the Credit Agreement that have nominal value.  On November 6, 2015, an additional amendment was signed which extends the Revolver for an additional one-year period to November 6, 2020.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The

Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expire on November 6, 2020.  During the third quarter of 2015, the Company converted borrowings of $30 million from its Revolver to the Delayed Draw Term Loan.  The full amount of the Delayed Draw Term Loans is now outstanding as of September 30, 2015.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  As a result, as of September 30, 2015, $5.6 million is shown as current portion of long-term debt within the condensed consolidated balance sheet.

Upon entering into the Credit Agreement, the Company incurred issuance costs of $0.8 million which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is currently equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings as of September 30, 2015 ranged from 1.20% to 1.35%.

Total outstanding borrowings under the Revolver were $23.2 million and $21.7 million as of September 30, 2015 and December 31, 2014, respectively.  Total availability under the Revolver as of September 30, 2015 and December 31, 2014 was $199.6 million and $201.1 million, respectively, after considering borrowings and the outstanding letters of credit of $2.2 million as of both periods.  Total outstanding borrowings under the Delayed Draw Term Loans were $75.0 million and $45.0 million, respectively as of September 30, 2015 and December 31, 2014.  Total availability under the Delayed Draw Term Loans was zero and $30.0 million, respectively as of September 30, 2015 and December 31, 2014.  The outstanding borrowings are shown as current portion of long-term debt and long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

CCJ signed an agreement on May 10, 2013 for the Japanese Term Loan, which provides for borrowings up to 1.0 billion Japanese Yen, and bears interest based on the Uncollateralized Overnight Call Rate plus 0.6%, which totaled 0.7% per annum as of September 30, 2015.  This loan matures on May 10, 2017.  As of September 30, 2015, CCJ had 450 million Japanese Yen or $3.8 million of outstanding borrowings under this facility, while as of December 31, 2014, CCJ had 450 million Japanese Yen or $3.7 million outstanding.  The outstanding borrowings are shown as long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% as of September 30, 2015.  During the first quarter of 2015, the maturity date of the Japanese Working Capital Loan was extended to March 31, 2016.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  As of both September 30, 2015 and December 31, 2014, CCJ had 100 million Japanese Yen or $0.8 million of outstanding borrowings under this facility.  The outstanding borrowings are shown as short-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Chinese Credit Facility

On August 7, 2015, an amendment was signed to the Uncommitted Revolving Loan Facility Letter (Facility Letter) which was effective as of July 19, 2015 and provides for an uncommitted line of credit totaling 5.0 million Renminbi (RMB) or $0.8 million through July 19, 2016.  The Company is jointly and severally liable as the guarantor under the Facility Letter.  There were no outstanding borrowings under this facility as of September 30, 2015 and December 31, 2014.

Belgian Credit Facility

The Company maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of September 30, 2015 and December 31, 2014, respectively.  Bank guarantees of 1.0 million Euros and 0.9 million Euros were issued as of September 30, 2015 and December 31, 2014, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of September 30, 2015 and December 31, 2014, respectively.

6.              Pensions

U.S. Plans

For the U.S. plans, the following table provides the components of net periodic pension cost (benefit) of the plans for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$285	$224	$853	$671
Interest cost	1,138	1,204	3,365	3,611
Expected return on plan assets	(1,783)	(1,885)	(5,349)	(5,656)
Amortization of prior service cost	4	18	11	55
Net actuarial loss amortization	646	219	1,916	658
Settlement	480	—	480	—
Net periodic pension cost (benefit)	$770	$(220)	$1,276	$(661)

During the nine month period ended September 30, 2015, the Company made a $1.2 million discretionary contribution to the U.S. plans.  The Company incurred a settlement charge of $0.5 million in the third quarter of 2015 as a result of lump sum payments elected by retiring employees.  As a result of continuing retirements, the Company believes that it may incur an additional settlement charge in the fourth quarter of 2015, however, the amount is not yet estimable.

European Plans

For the European plans, the following table provides the components of net periodic pension cost (benefit) of the plans for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$72	$83	$217	$255
Interest cost	309	404	920	1,220
Expected return on plan assets	(421)	(379)	(1,251)	(1,140)
Net actuarial loss amortization	54	60	163	182
Net periodic pension cost	$14	$168	$49	$517

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of September 30, 2015 and December 31, 2014, respectively, the Company has a $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets.  Refer to Note 11 for further information related to this multi-employer plan.

7.              Stockholders’ Equity

During the first quarter of 2015, the Company’s Board of Directors reinstated its common stock dividend program.  Dividends on common stock of $0.05 per share were declared and paid in the first, second and third quarters of 2015.  In addition, in November 2015, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.  The Company’s Board of Directors did not declare or pay a dividend for the three or nine months ended September 30, 2014.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the nine months ended September 30, 2015 and 2014, the Company repurchased 1,263,791 and 1,485,141 shares, respectively, at an average price of $18.04 per share and $20.54 per share, respectively.  As of September 30, 2015, the Company had repurchased a total of 3,341,432 shares at an average price of $19.61 per share under this program.  During the period October 1, 2015 through October 30, 2015, the Company repurchased an additional 307,600 shares at an average share price of $16.60 per share.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $79.4 million.

8.              Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive income (loss) before reclassifications	(9,462)	103	(2)	(9,361)
Amounts reclassified from other comprehensive income (loss)	—	1,357	(675)	682
Net current period other comprehensive income (loss)	(9,462)	1,460	(677)	(8,679)
Balance as of September 30, 2015, net of tax	$(7,519)	$(28,898)	$228	$(36,189)

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2013, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	(8,112)	254	558	(7,300)
Amounts reclassified from other comprehensive income (loss)	—	571	(312)	259
Net current period other comprehensive income (loss)	(8,112)	825	246	(7,041)
Balance as of September 30, 2014, net of tax	$8,681	$(17,625)	$763	$(8,181)

Details about Accumulated	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the
Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Statement where
(Loss) Components	2015	2014	2015	2014	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior-service costs	$(4)	$(18)	$(11)	$(55)	(2)
Actuarial losses	(700)	(279)	(2,079)	(840)	(2)
	(704)	(297)	(2,090)	(895)	Total before tax
	246	105	733	324	Tax (expense) or benefit
	$(458)	$(192)	$(1,357)	$(571)	Net of tax

Derivatives:
Foreign exchange contracts	$600	$90	$1,668	$306	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	(292)	91	(696)	253	Cost of products sold (excluding depreciation and amortization)
	308	181	972	559	Total before tax
	(92)	(77)	(297)	(247)	Tax (expense) or benefit
	$216	$104	$675	$312	Net of tax
Total reclassifications for the period	$(242)	$(88)	$(682)	$(259)	Net of tax

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

The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss was $16.2 million and $17.4 million as of September 30, 2015 and December 31, 2014, respectively.  The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive income was $0.1 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Defined benefit pension plan	$246	$105	$733	$324
Derivatives	(282)	372	(324)	86

9. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net income available to common shareholders	$12,106	$12,224	$35,747	$37,236
Weighted Average Shares Outstanding
Basic	51,890,984	52,856,846	52,216,540	53,132,952
Effect of Dilutive Securities	743,341	902,460	828,836	906,105
Diluted	52,634,325	53,759,306	53,045,376	54,039,057
Net income per common share
Basic	$0.23	$0.23	$0.68	$0.70
Diluted	$0.23	$0.23	$0.67	$0.69

The number of stock based compensation awards that were excluded from the dilutive calculations as the effect would have been antidilutive were 1,130,653 and 341,174 for the three months ended September 30, 2015 and 2014, respectively.  The number of stock based compensation awards that were excluded from the dilutive calculations as the effect would have been antidilutive were 839,628 and 341,174 for the nine months ended September 30, 2015 and 2014, respectively.

10.       Income Taxes

The effective tax rate for the three months ended September 30, 2015 was 31.3% compared to 33.8% for the same period in 2014.  The tax rate for the three months ended September 30, 2015 and the same period for 2014 was lower than the U.S. Federal statutory rate (U.S. rate) of 35% primarily due to the mix of income earned in foreign taxing jurisdictions where the tax rate is lower than the U.S. rate.

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

The effective tax rate for the nine months ended September 30, 2015 was 33.0% compared to 31.5% for the nine months ended September 30, 2014.  The tax rate for the nine months ended September 30, 2015 was lower than the U.S. rate primarily due to the mix of income earned in foreign taxing jurisdictions where the tax rate is lower than the U.S. rate.  The tax rate for the nine months ended September 30, 2014 was lower than the U.S. rate primarily due to the aforementioned uncertain tax position release, as well as the mix of income earned in foreign taxing jurisdictions where the tax rate is lower than the U.S. rate, and other permanent non-taxable items.

11.   Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability.  As of September 30, 2015 and December 31, 2014, the balances recorded were $0.1 million and $0.1 million as a component of accounts payable and accrued liabilities and $0.3 million and $0.4 million as a component of accrued pension and other liabilities, respectively.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.  Remediation activities are ongoing and are currently expected to be completed by the end of 2016.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in October 2015, the Company is currently required to post a duty of $0.476 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the nine months ended September 30, 2015 and 2014, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  Following the submission of briefs by the parties, the Court of International Trade (Court) remanded the case to the Commerce Department for further analysis.  On January 9, 2014, the Commerce Department filed its remand redetermination with the Court, and continued to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  On November 24, 2014, the Court affirmed the Commerce Department’s remand determination.  Various parties involved in this review, including the Company, have appealed the decision to the United States Court of Appeals for the Federal Circuit (Court of Appeals).  Briefing on this appeal will be occurring throughout 2015, and a decision from the Court of Appeals is possible in late 2015 or early 2016.

Period of Review IV:  On November 9, 2012, the Commerce Department published the final results of its fourth administrative review, which covers imports of thermally activated carbon from China that entered the U.S. between April 1, 2010 and March 31, 2011 (POR IV).  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.20 per pound to $0.96 per pound, and it calculated an anti-dumping margin of $0.47 per pound for the separate rate respondents whose shipments of activated carbon to the U.S. were not individually reviewed.  The Company, as a Chinese exporter and a U.S. importer, elected not to participate as a respondent in this administrative review.  By not participating as a respondent in the review, the Company’s tariff deposits made at a rate of 14.51% during POR IV became final and are not subject to further adjustment.  The Company’s ongoing deposit rate continued to be zero, as a result of the company-specific rate calculated in POR III.  Appeals challenging the Commerce Department’s final results for POR IV were commenced before the Court, and the Court issued a decision on June 24, 2014 that sustained the Commerce Department’s final results in their entirety.  An appeal of this decision was filed with the Court of Appeals by various respondent parties.  The Company participated in the proceedings before the Court of Appeals and supported the affirmance of the Commerce Department’s final results in POR IV.  A decision by the Court of Appeals on the Chinese exporters’ challenges was issued on August 3, 2015 affirming the Commerce Department’s final results.  While the various respondent parties could petition the United States Supreme Court to review the decision, the Company believes that it is unlikely that the decision will be altered.

Period of Review VI:  On November 19, 2014, the Commerce Department announced the final margins for its sixth administrative review (POR VI), which covers imports that entered the U.S. between April 1, 2012 and March 31, 2013.  The Commerce Department calculated a margin of $0.018 per pound for both mandatory and separate rate respondents, and $1.10 per pound for the China wide rate.  Calgon Carbon Tianjin was assigned a margin of $0.018 per pound as it was considered a separate rate respondent.  In December 2014, an appeal was commenced challenging the final results of the sixth administrative review.  Briefing will take place on this appeal throughout the fourth quarter of 2015, and a decision by the Court is possible in the fourth quarter of 2015 or early in 2016.

Period of Review VII:  On April 1, 2014, the Commerce Department published a notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  The Commerce Department selected two mandatory respondents to be reviewed.  The preliminary results of the Commerce Department’s review of POR VII were announced on April 30, 2015, with the margins ranging from $0.00 per pound to $0.24 per pound for mandatory respondents, $0.24 per pound for separate rate respondents, and $1.10 per pound for the China wide rate.  Calgon Carbon Tianjin was preliminarily assigned a margin of $0.24 per pound, as it was considered a separate rate respondent.  The Commerce Department announced the final results for POR VII on October 5, 2015.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents whose shipments of activated carbon to the U.S. were not individually reviewed.  The Company, as a Chinese exporter and a U.S. importer, received the separate rate of $0.476 per pound.  The impact of the revised tariffs to the Company’s financial results is not material.  In October 2015, an appeal by one of the mandatory respondents was commenced challenging the final results of the seventh administrative review.

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

The Company was required under the consent decree to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and has installed two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  The testing of the stockpile material was completed in the second quarter of 2014 and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and it has been accepted by the EPA.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  The balance as of December 31, 2014 of $0.1 million recorded as a component of accounts payable and accrued liabilities was utilized as of September 30, 2015.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In 2012 the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties, and the local Labor Court had concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees, and the Company has had several claims from pensioners seeking compensation for the shortfall.  In 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment.  As a result, the Company recorded an additional accrual of $0.4 million for the year ended December 31, 2014.  As of September 30, 2015 and December 31, 2014, respectively, the Company has a $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

12.   Supplemental Cash Flow Information

The Company has reflected $(0.2) million and $2.5 million of its capital expenditures as a non-cash decrease and increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2015 and 2014, respectively.

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

The following segment information represents the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Activated Carbon and Service	$121,330	$124,372	$367,644	$372,043
Equipment	9,659	10,803	30,003	33,107
Consumer	1,987	2,524	6,484	9,313
	$132,976	$137,699	$404,131	$414,463

Income (loss) from operations before restructuring:
Activated Carbon and Service	$18,054	$20,010	$55,696	$58,537
Equipment	(1,278)	(1,481)	(2,680)	(4,587)
Consumer	192	312	1,037	1,592
	16,968	18,841	54,053	55,542

Reconciling items:
Restructuring income	—	27	—	252
Interest income	6	15	51	56
Interest expense	(254)	(32)	(500)	(196)
Other income (expense) — net	890	(401)	(261)	(1,329)
Income before income tax provision	$17,610	$18,450	$53,343	$54,325

Depreciation and amortization:
Activated Carbon and Service	$7,954	$6,742	$23,461	$19,484
Equipment	514	698	1,864	2,188
Consumer	156	130	463	452
	$8,624	$7,570	$25,788	$22,124

14.   Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the “Region”) in Belgium, where its Feluy facility is located.  The awards were based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants totaled approximately 2.6 million Euros.  The Company received 0.9 million Euros or $1.2 million as of September 30, 2014 which was recognized as a deduction from the carrying amount of the property, plant and equipment on the Company’s condensed consolidated balance sheets.  As of December 31, 2014, the Company had received the full amount of these grants.

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company recognized 1.93 million RMB or approximately $0.3 million (which represents 50% of the total awarded incentive) less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment had been completed and all required documentation had been submitted to WEDZ.  As of September 30, 2015 and December 31, 2014, the Company has a $0.3 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the remainder of the incentive that relates to phase two of the commitment as it has not yet been constructed.

Item 2.         Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales decreased by $4.7 million or 3.4% and $10.3 million or 2.5% for the quarter and year to date periods ended September 30, 2015, respectively, versus the similar 2014 periods.  Included in this change for the quarter and year to date periods, respectively, was a $5.9 million and $18.8 million negative impact of foreign currency translation due to a stronger U.S. dollar which was primarily within the Activated Carbon and Service Segment.

Net sales for the quarter and year to date periods ended September 30, 2015 for the Activated Carbon and Service segment decreased $3.0 million or 2.4% and $4.4 million or 1.2%, respectively, versus the similar 2014 periods.  Included in this change was the negative impact of foreign currency translation which totaled $5.8 million and $18.2 million for the quarter and year to date periods ended September 30, 2015.

	Increase (Decrease) in Net Sales
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in millions)	As Reported	Foreign Currency Impact	Net of Foreign Currency Impact	As Reported	Foreign Currency Impact	Net of Foreign Currency Impact
Environmental Air market	$11.4	$0.9	$12.3	$25.4	$2.3	$27.7
Environmental Water market	(2.9)	1.0	(1.9)	(7.6)	3.7	(3.9)
Food market	(5.1)	1.1	(4.0)	(9.7)	3.3	(6.4)
Potable Water market	(4.8)	1.4	(3.4)	(8.0)	4.9	(3.1)
Specialty Carbon market	(2.0)	0.3	(1.7)	(3.6)	1.0	(2.6)
Other	0.4	1.1	1.5	(0.9)	3.0	2.1
Total Activated Carbon and Service	$(3.0)	$5.8	$2.8	$(4.4)	$18.2	$13.8

The decrease in net sales for the Activated Carbon and Service segment for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 is principally due to the negative impact of foreign currency translation.  However, sales in the Americas Environmental Air market increased due to higher demand as a result of customers complying with mercury removal regulations promulgated by 19 states and certain Canadian provinces, as well as the Mercury and Air Toxics Standards (MATS) regulation (see additional discussion regarding MATS in the Outlook portion of this Item 2).  This increase was partially offset by lower sales in the Potable Water market which was primarily in the Americas due to several large orders in 2014 that did not repeat in 2015 as well as lower demand, and the timing of municipal carbon fills.  Lower demand in the Americas as a result of adverse weather conditions also contributed to the decline.  Sales also declined in the Americas Food and Environmental Water markets due to certain non-repeat orders and Americas Specialty market due to continued lower demand for respirators from the U.S. Government.  Absent the negative impact of foreign currency, sales for the Activated Carbon and Service Segment increased for the year to date period ended September 30, 2015 as compared to the same period in 2014.  The increase was principally due to higher demand in the Americas Environmental Air market, partially offset by the decline in the Food, Environmental Water and Specialty markets, as noted above.  In addition, sales declined in the European Food market and the Asian Potable Water markets, primarily due to certain large orders in 2014 that did not repeat in 2015, along with a softer growth rate.

Net sales for the Equipment segment decreased $1.1 million or 10.6% and $3.1 million or 9.4%, respectively, for the quarter and year to date periods ended September 30, 2015 versus the similar 2014 periods.

	Increase (Decrease) in Net Sales
(Dollars in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Carbon adsorption equipment	$(0.4)	$(3.8)
Ballast water treatment systems	(1.9)	(0.9)
Traditional ultraviolet light systems	—	0.5
Ion exchange systems	1.2	1.4
Other	—	(0.3)
Total Equipment	$(1.1)	$(3.1)

The decrease for the quarter ended September 30, 2015 was primarily due to lower sales for ballast water treatment systems and lower demand for carbon adsorption equipment resulting from the completion of projects for installations for certain customers related to the initial Disinfectants and Disinfection Byproducts Rule and a decline in project related discretionary spending.  Partially offsetting this decline was increased sales for ion exchange systems primarily due to several large projects.  The decline for the year to date period ended September 30, 2015 was due to lower demand for carbon adsorption equipment and lower sales for ballast water treatment systems, as noted previously.  This decline was partially offset by the higher sales for ion exchange systems discussed above, along with higher sales for traditional ultraviolet light systems primarily due to revenue recognized for a large municipal drinking water project.  Foreign currency translation effects in the Equipment segment were not significant.

Net sales for the quarter and year to date periods ended September 30, 2015 for the Consumer segment decreased $0.5 million or 21.3% and $2.8 million or 30.4%, respectively, as compared to the similar 2014 periods due to higher demand from a single customer in 2014 that did not repeat in 2015, as well as the negative impact of foreign currency translation which totaled $0.1 million and $0.5 million, respectively, for quarter and year to date periods ended September 30, 2015.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 36.2% for the quarter ended September 30, 2015 compared to 34.6% for the similar 2014 period, a 1.6 percentage point increase which was primarily in the Activated Carbon and Service segment.  Approximately $1.2 million of this improvement resulted from higher margin products sold, including FLUEPAC® products for mercury removal, coupled with a decline in volume of lower margin products.  The Company’s cost improvement programs, including lower coal costs of approximately $0.5 million, primarily from two long-term coal contracts, contributed to margin improvement in all geographic regions.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 36.5% for the year to date period ended September 30, 2015 compared to 34.2% for the comparable 2014 period, a 2.3 percentage point increase which was primarily in the Activated Carbon and Service segment.  Approximately $4.3 million of this improvement resulted from higher margin products sold, including FLUEPAC® products for mercury removal, coupled with a decline in volume of lower margin products.  The Company’s cost improvement programs, including lower coal costs of approximately $1.7 million, primarily from two long-term coal contracts, contributed to margin improvement in all geographic regions.  In addition, the Company benefited from refunds for import duties paid of approximately $1.3 million under the Trade Preferences Extension Act of 2015 pertaining to purchases of coconut carbons.  In the Equipment segment, improved margins, as well as decreases in estimated costs to complete certain projects in progress, contributed approximately $1.1 million to the improvement.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $1.1 million and $3.7 million, respectively for the quarter and year to date periods ended September 30, 2015 versus the similar 2014 periods.  The increases were primarily due to higher depreciation expense related to the improvements to the Company’s Catlettsburg, Kentucky virgin carbon manufacturing facility and the July 2015 completion of the SAP re-implementation project.  Also contributing to the increase was accelerated depreciation expense of approximately $0.5 million and $2.1 million for the quarter and year to date periods ended September 30, 2015, respectively, related to certain assets that have been or will be replaced as the result of new projects, including the Company’s SAP re-implementation project.

Selling, general and administrative expenses increased $1.2 million or 6.0% and $3.6 million or 6.1%, respectively, for the quarter and year to date periods ended September 30, 2015 versus the comparable 2014 periods.  The increase was principally due to costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s enterprise resource planning (ERP) system of approximately $0.6 million and $1.9 million, respectively, for the quarter and year to date periods ended September 30, 2015.  In addition, outside consulting services increased by $0.4 million and $2.5 million, respectively, for the quarter and year to date periods ended September 30, 2015.  The quarter and year to date periods ended September 30, 2015 also included higher employee related costs of $0.7 million and $2.0 million, respectively, of which $0.5 million was a result of the pension settlement charge in the third quarter of 2015.  Partially offsetting the increase for both the quarter and year to date periods ended September 30, 2015 was the positive impact of foreign currency translation of $0.7 million and $2.5 million, respectively, due to the stronger U.S. dollar which was primarily within the Activated Carbon and Service segment.  The above mentioned increases were primarily in the Activated Carbon and Service segment for both periods.  Selling, general and administrative expenses declined in the Equipment segment by $0.5 million, for the year to date period ended September 30, 2015 as a result of successful cost improvements, including a reduction in headcount.

Research and development expenses increased $0.2 million for the quarter ended September 30, 2015 versus the same period in 2014.  This increase was largely due to expenses related to the Company’s new research and development innovation center.  For the year to date period ended September 30, 2015, research and development expenses were comparable versus the comparable 2014 period.  The increase noted above in 2015 was offset by higher advanced product testing costs related to mercury removal from flue gas that were incurred in 2014 but did not repeat in 2015.

For the year to date period ended September 30, 2014, the Company recorded $0.3 million of restructuring income which represents reductions in the estimated accrual and a pre-tax gain for the sale of a warehouse in Belgium.

Interest income was comparable for the quarter and year to date periods ended September 30, 2015 versus the comparable 2014 periods.

Interest expense increased $0.2 million and $0.3 million for the quarter and year to date periods ended September 30, 2015 versus the comparable 2014 periods due to an increase in the outstanding borrowings under the Company’s debt agreements.

The additional income in other income (expense) — net of $1.3 million and $1.1 million for the quarter and year to date periods ended September 30, 2015 versus the similar 2014 periods, respectively was largely related to foreign exchange gains and a $0.2 million decline in an earn-out liability related to a 2010 acquisition.

The Company’s income tax provision decreased by $0.7 million for the quarter ended September 30, 2015 versus the comparable 2014 period due to a change in the mix of earnings in taxing jurisdictions with income tax rates lower than the U.S. rate, as well as a reduction in pre-tax income.  The Company’s income tax provision increased by $0.5 million for the year to date period ended September 30, 2015 versus the comparable 2014 period.  The 2014 year to date tax expense includes a net $1.4 million benefit related to a completed IRS examination and the effective settlement and release of uncertain tax positions.  Lower 2015 pre-tax income partially offsets the effect of this benefit in the comparison of these two periods.  The effective tax rate for the three months ended September 30, 2015 was 31.3% compared to 33.8% for the same period in 2014.  The decrease in the effective tax rate for the three month period ended September 30, 2015 relates to the mix of earnings in taxing jurisdictions with income tax rates lower than the U.S. rate.  The effective tax rate for the year to date period ended September 30, 2015 was 33.0% compared to 31.5% for the similar 2014 period.  The increase in the effective tax rate primarily relates to the 2014 effective settlement as discussed above.

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

Cash flows provided by operating activities were $53.0 million for the period ended September 30, 2015 compared to $61.4 million for the comparable 2014 period.  The $8.4 million decrease is primarily due to unfavorable working capital changes from higher inventories of outsourced carbon products sourced from the Asia region in anticipation of sales to occur later in 2015 or in 2016.

During the nine month period ended September 30, 2015, the Company made a $1.2 million discretionary contribution to the U.S. pension plans and $1.1 million in contributions to the European pension plans.

Dividends on common stock of $0.05 per share were declared in the first, second quarters and third quarters of 2015.  Dividends on common stock of $2.6 million and $7.9 million were paid during the three and nine months ended September 30, 2015, respectively.  In addition, in November 2015, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.  Common stock dividends were not declared or paid during the three or nine months ended September 30, 2014.

The Company maintains a U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which expires on November 6, 2020.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which expires on November 6, 2020.  During the third quarter of 2015, the Company converted borrowings of $30 million from its Revolver to the Delayed Draw Term Loan.  The full amount of the Delayed Draw Term Loans is now outstanding as of September 30, 2015.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement increased $31.5 million from December 31, 2014.  Total availability under the Credit Agreement was $199.6 million as of September 30, 2015.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company must comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of September 30, 2015 and December 31, 2014.

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

Share Repurchases

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the nine months ended September 30, 2015 and 2014, the Company repurchased 1,263,791 and 1,485,141 shares, respectively, at an average price of $18.04 per share and $20.54 per share, respectively.  As of September 30, 2015, the Company had repurchased a total of 3,341,432 shares at an average price of $19.61 per share under this program.  During the period October 1, 2015 through October 30, 2015, the Company repurchased an additional 307,600 shares at an average share price of $16.60.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are initially held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $79.4 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2015, there have been no material changes in the payment terms of these obligations since December 31, 2014.

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

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $49.2 million for the nine months ended September 30, 2015 compared to expenditures of $43.8 million for the same period in 2014.  The expenditures for the period ended September 30, 2015 were primarily for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility of $16.0 million; upgrades to the Tipton plant in the UK of $3.4 million, expenditures of $9.8 million related to the Company’s new headquarters facility, which includes the research and development innovation center; and $4.1 million for a SAP re-implementation project.  The expenditures for the period ended September 30, 2014 were primarily for improvements to the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi manufacturing facilities, along with SAP re-implementation project expenditures.  Capital expenditures for 2015 are currently projected to be approximately $60 million to $65 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

The Company received proceeds related to government grants of $1.2 million for the nine months ended September 30, 2014.  Refer to Note 14 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Cash and cash equivalents include $39.4 million and $41.7 million held by the Company’s foreign subsidiaries as of September 30, 2015 and December 31, 2014, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the U.S. without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

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

Outlook

Activated Carbon and Service

The Company’s estimate of a 10.8% compound annual growth rate for the activated carbon market for the period 2012 through 2017 is predicated on significant demand for mercury removal carbons in North America primarily driven by the U.S. Environmental Protection Agency’s (EPA) regulations surrounding Mercury and Air Toxics Standards (MATS) and, significant increases in activated carbon usage in China.  As discussed below, long-term demand pursuant to MATS is unknown at this time pending ongoing court determinations.  In addition, while there have been noted increases in the demand for activated carbon in China, the recent economic slowdown in China may lead to lower than previously forecasted demand for activated carbon.  The Company’s activated carbon and service sales volume for nine months of 2015 increased 2.6% over the comparable period in 2014.  In 2012, in order to meet the expected increase in activated carbon demand, the Company completed the expansion of its Pearl River facility adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility commenced in the third quarter of 2014.  Other sources of incremental capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in stock keeping units (SKU) of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other opportunities for virgin activated carbon expansion including a significant expansion of one of the Company’s existing facilities.  Impediments to near-term growth could include an economic slowdown in any or all of the regions served, impacts from delays in environmental regulations, the impact of the strength of the U.S. dollar or a significant reduction in demand for activated carbon used to remove mercury from coal-fired electric power plants in the United States pursuant to a recent U.S. Supreme Court decision more fully discussed below.

The Company believes that fair pricing for activated carbon in the United States of America is being achieved via the application of a tariff imposed on Chinese steam activated carbon.  Under the anti-dumping rules, importers of steam activated carbon from China are potentially required to pay anti-dumping duties.  The United States Department of Commerce (Commerce Department) conducts reviews in order to determine whether changes (increases or decreases) should be made to the anti-dumping tariff rate applicable to any foreign exporter.  These retrospective reviews occur annually while the anti-dumping duty order (the order) is in effect (the current order is scheduled to expire in March 2017).  Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details.  The Company’s most recent price increase was announced in February 2013.

Raw material costs for production in 2015 are expected to decline compared to 2014.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  The Company expects its total cost of coal to decrease in 2015 primarily as a result of lower pricing achieved from two five-year coal contracts signed in December 2013.  These contracts represent approximately 71% of the Company’s current annual coal requirements.  As of September 30, 2015, the Company has approximately 86% of its 2015 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures primarily related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the EPA as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  On December 21, 2011, the EPA issued the MATS regulation requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation became effective on April 16, 2012.  Compliance with MATS was required in April 2015, however, newly installed equipment and/or plants determined to be on “reliability critical paths” were able to get extensions of up to an additional two years.  On June 29, 2015, the U.S. Supreme Court in a 5-4 decision reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) which held that the EPA did not need to consider costs when deciding to regulate power plant emissions and has remanded the case back to the D.C. Circuit.  The MATS Rule (the “Rule”) currently remains in effect and the long-term status of the Rule is unknown at this time.  It is possible that the D.C. Circuit could, among other options, vacate the Rule, stay compliance with the Rule for a period of time, or leave the Rule in effect.  The final decision by the D.C. Circuit could take months and in the meantime, the Company anticipates that utilities will continue to treat for mercury using FLUEPAC® products.  There are also mercury removal regulations for the flue gas of coal-fired power plants that remain in effect for certain states and Canadian provinces.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers are September 9, 2015 and January 31, 2016, respectively.

The Company still believes that mercury removal could become the largest U.S. market for activated carbon and has made great strides in establishing itself as a market leader.  Based on standard carbon products, the Company estimates the annual demand for mercury removal in North America may grow to as much as 340 million to 470 million pounds by 2017 depending upon the D.C Circuit’s remand decision on MATS.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 90% less than alternative products, are important to its ongoing success in this market.  Market acceptance of the Company’s advanced FLUEPAC® products is growing.  Bidding activity with electric utilities has been active and is resulting in the receipt of significant, new orders for the Company’s FLUEPAC® products.  The Company currently believes approximately one-third of this market is represented by the 19 states and certain Canadian provinces that have regulations in place that require mercury removal.  The Company estimates that those utilities that were required to comply with the MATS regulation by April 2015 will also comprise approximately one-third of the potential mercury removal market with the remaining approximate one third of the potential market being comprised of utilities that have received extensions to MATS regulation compliance all subject to the D.C. Circuit’s remand decision noted above.  In the first nine months and full year of 2014, the Company’s sales into this market totaled approximately $20.5 million and $28.7 million, respectively.  During the first nine months of 2015, the Company reported sales of $46.3 million, an increase of approximately 126% versus the comparable period in 2014.  The Company’s expectation is that its ongoing share of the value of this market will be at least 30%.

Compliance with other emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units are likely to have little impact on activated carbon usage in the future; however, in August of 2015, the EPA finalized CPS for “existing” electric generating units.  The Company continues to evaluate the rule, but believes that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators, should generators opt to retire or repower their coal-fired electric generation units.  The Company believes the majority of U.S. electric utilities are still working to understand CSAPR and CPS’s impact, in addition to awaiting further resolution of MATS, before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, long-term lower natural gas costs will likely also impact this market as electric generation facilities could shift production from coal to natural gas.  It should also be noted that wide-spread adoption of the Company’s advanced mercury removal products could also reduce the pounds of activated carbon needed for mercury removal.  Adverse market conditions coupled with a strong adoption of the Company’s advanced mercury removal carbons, could significantly reduce the eventual market volume opportunity to a level below the low end of aforementioned forecasted demand of 340 million to 470 million pounds of standard activated carbon.  However, in that case, the Company could expect to increase its share of this market.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

Treatment of municipal drinking water remains a growth driver for the Company.  An important driver of recent growth has been the treatment of Disinfection Byproducts (DBPs).  DBPs are compounds that form when natural occurring organic materials in drinking water sources react with the chemicals used to disinfect the water.  Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs.  The EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) is in its final stages of implementation and the Company continues to see some new business associated with municipal water utilities installing GAC for Stage 2 compliance.  There remains further potential for additional new

GAC installations should many of the nation’s largest water utilities who currently use alternative disinfectants (such as chloramines) as their primary means to comply with Stage 2 choose to move to GAC for the DBP Rule compliance.  The potential exists for some of these utilities to convert from chloramines to GAC due to some of the down-sides associated with the use of chloramines, such as their propensity to form emerging classes of disinfection by-products, many of which are not yet regulated but are under study by the EPA.  The EPA has now begun its Six Year Review of the DBP Rule, and a new Stage 3 Rule, which could drive additional GAC sales.  Additionally, the Company expects growth in its custom reactivation service business from utilities that have installed GAC for DBP compliance and later convert to reactivated carbon.  A growing number of utilities have entered into multi-year contracts with the Company for ongoing reactivation services.  While many of the large projects related to the implementation of the DBP Rule have been completed, a number of other market drivers are contributing to continued growth of the Company’s municipal water business.  The need to protect community water supplies from harmful algal toxins is driving increasing demand for both GAC and PAC.  Barriers such as GAC can protect water treatment plants from the harmful effects of algal bloom toxicity, while increased dosing of PAC can also help when algal blooms are detected.  Chemical spills in waterways that serve as sources for drinking water highlight the need for utilities that draw from such sources to provide barrier defenses against such events.  GAC is an ideal technology for this purpose and we expect growth in this area as more utilities look to install GAC to provide protection against spills.  The drought conditions that remain prevalent in the western United States are also driving increased interest in direct potable reuse, where wastewater is further treated via advanced technologies such as GAC and ultraviolet light and then fed directly into the drinking water supplies.  While the number of communities that have instituted direct potable reuse is currently small, many more are now studying implementation of this approach, driven again by the scarcity of water.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the Coast Guard by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of September 25, 2015, 2,105 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the Coast Guard is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  The Coast Guard in conjunction with the EPA is considering alternate test methods used by other nations to approve UV based ballast water treatment systems.  Hyde Marine and other ballast water treatment system manufacturers whose technology includes the use of ultraviolet light, routinely used in the disinfection of drinking water, are working with the Coast Guard and the EPA in an effort to clarify the criteria in the Coast Guard Rule.

There are five Independent Laboratories (IL) approved by the Coast Guard to work with manufacturers in the Type Approval process:  NSF International (NSF), located in Ann Arbor, Michigan, Det Norske Veritas (DNV) AS, located in Hovik, Norway, Korean Register of Shipping, located in Busan, Korea, Control Union Certifications BV located in the Netherlands, and Lloyd’s Register EMEA located in the United Kingdom.  The IL’s have begun working with manufacturers on testing for U.S. Type Approval — a process that is expected to take from one to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years after their original compliance date if they operate a ballast water treatment system that has been designated as an

Alternate Management System (AMS) by the Coast Guard.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the Coast Guard that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 44 countries representing 32.89% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a six-year period following ratification and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems. The Company believes that the total ballast water treatment market will approximate $28 billion after ratification of the BWMC.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales will be for systems retrofitted into existing ships.  During 2012, 2013 and 2014, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the fore mentioned Coast Guard extensions.  This, along with the more recent shift in oil and gas economics has suppressed the number of Hyde GUARDIAN® orders received.  During the first nine months of 2015, the Company sold more than 30 ballast water treatment systems.  During 2014, 2013, 2012, and 2011, the Company sold 113, 64, 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold over 400 systems valued at approximately $88 million.

Backlog for the Equipment segment as of September 30, 2015 was $12.4 million, while backlog as of December 31, 2014 was $19.8 million.

Consumer

The Company’s Consumer segment supplies activated carbon cloth for use in medical, military, and specialty applications.  The Company anticipates future growth in medical applications for wound care as its cloth aids in the healing process while providing odor control.  The Company recently began to dedicate marketing and sales resources to this area of its business, and expects to see modest annual growth beginning in 2016.

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

Item 4.                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2015.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In January 2014, the Company began an SAP re-implementation project aimed at improving the functionality of the Company’s enterprise resource planning (ERP) system to support the accounting and reporting processes.  This re-implementation was not in response to any identified or perceived deficiency or weakness in the Company’s internal control over financial reporting. The system re-implementation was designed, in part, to enhance transactional processing, further automate various business processes through the utilization of new modules within SAP, and provide additional management tools compared to the Company’s legacy system.

The Company re-implemented SAP as of July 1, 2015.  As a result, the Company experienced certain changes to its processes and procedures which, in turn, resulted in changes to the Company’s internal control over financial reporting.  The Company did not maintain effective monitoring controls over user provisioning, which is the process of assigning access to data and transaction execution capabilities within the SAP environment.  Sensitive SAP access was not removed within an acceptable timeframe after the implementation resulting in a potential that certain personnel had the opportunity to perform conflicting duties or unauthorized actions within the system.

As a result, the Company has performed additional procedures during the three months ended September 30, 2015 to reduce the risk of misstatement to the Company’s consolidated financial statements and disclosures.  The Company has evaluated and gained reasonable assurance over the accuracy of the data conversion that took place during the transition.  The Company continues to review and evaluate the design of the internal control processes in the ERP system.  While the Company expects the ERP system to enhance and strengthen internal financial controls by automating manual processes and standardizing business processes and reporting across the organization, it has not completed its testing of the operating effectiveness of the internal controls in the new system.  The integration of the ERP system and related workflow changes will continue for the remainder of 2015 and may result in further changes to the Company’s financial reporting controls and procedures.  Evaluation of the operating effectiveness of these internal controls is ongoing and will be completed by the end of fiscal year 2015.

Other than the changes with respect to the ERP system as described above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                     Legal Proceedings

Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

Item 1A.            Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part Of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — July 31, 2015	212,210	$18.75	212,210	$94,952,070
August 1 — August 31, 2015	214,614	$15.90	207,700	$91,660,378
September 1 — September 30, 2015	452,500	$15.87	452,500	$84,480,003

(1)         Includes 6,914 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

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

10.1

Third Amendment to Credit Agreement by and among Calgon Carbon Corporation, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent dated August 7, 2015.

(a)

10.2

Amendment Agreement of Facility Agreement by and between Calgon Carbon (Suzhou) Co., Ltd. and The Bank of Tokyo-Mitsubishi UFJ (China), Ltd., acting by and through its Shanghai Branch effective as of July 19, 2015 and dated August 7, 2015.

(b)

10.3	Confidential Separation and General Release Agreement by and between Calgon Carbon Corporation and Richard D. Rose dated September 8, 2015.	(c)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2015 (File No. 001-10776).

(b)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 11, 2015 (File No. 001-10776).

(c)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2015 (File No. 001-10776).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 6, 2015	/s/Stevan R. Schott
Stevan R. Schott
Senior Vice President,
Chief Financial Officer