Form 10-K
period 2015-12-31
CALGON CARBON Corp
filed 2016-02-26
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 15, 2016, there were outstanding 50,512,441 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2015 was $931,610,824.92.  The closing price of the Company’s common stock on June 30, 2015, as reported on the New York Stock Exchange was $19.38.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
Proxy Statement filed pursuant to Regulation 14A in connection with registrant’s Annual Meeting of Stockholders to be held on May 3, 2016	III

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

Products and Services

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation, and concentration of liquids, gases, and other media through its three reportable business segments:  Activated Carbon and Service, Equipment, and Consumer. The Activated Carbon and Service segment manufactures and markets granular and powdered activated carbon for use in more than 700 distinct market applications that remove organic compounds from water, air, and other liquids and gases. The Service aspect of this segment consists of carbon reactivation and the leasing, monitoring and maintenance of carbon adsorption equipment.  The Equipment segment provides solutions to customers’ air, water and other liquid purification problems through the design, fabrication, installation and sale of equipment systems that utilize one or more of the Company’s enabling technologies: carbon adsorption, UV light (for BWT, drinking water, and wastewater), and advanced IX technologies. The Consumer segment supplies activated carbon cloth for use in medical, military, and industrial applications.

For further information, refer to Note 18 to the consolidated financial statements in Item 8 of this Annual Report.

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

The Company’s custom reactivation process for U.S. municipal drinking water treatment plants is specially tailored to meet the unique demands of the drinking water industry.  Activated carbon reactivation for use in drinking water treatment facilities in the United States must adhere to requirements of the American Water Works Association (AWWA) standard B605. Perhaps the most important requirement of this standard is that the reactivator must return to the municipality/water provider its own activated carbon that has been reactivated. Unlike industrial activated carbon reactivation practiced by a number of carbon companies, where carbons from different customers can be co-mingled and reactivated as a pooled material, drinking water carbons are kept carefully segregated. This means that a drinking water provider’s activated carbon is kept separate not only from industrial customers’ carbons, but from other drinking water providers’ carbons as well, to avoid any potential cross-contamination. The Company maintains the integrity of each drinking water provider’s carbon, and its potable reactivation facilities and procedures strictly adhere to AWWA B605. The Company’s Blue Lake, California, Columbus, Ohio, North Tonawanda, New York, and Gila Bend, Arizona plants have received certification from the National Sanitation Foundation International (NSF) under NSF/ANSI Standard 61: Drinking Water System Components - Health Effects for custom reactivated carbon for potable water applications. NSF International is an independent, not-for-profit organization committed to protecting and improving public health and the environment.

European custom reactivation process maintains the segregation of drinking water provider’s activated carbon and ensures returned product fulfills the requirements of European Standard EN12015 as well as specific additional requirements as found in the United Kingdom Drinking Water Inspectorate (DWI) approval list of products and in the KIWA-ATA certification.  Custom reactivation for European municipal drinking water treatment plants is performed in reactivation facilities accredited ISO9001 and ISO14001 for Quality and Environmental management systems.  The site in Feluy, Belgium, is the only carbon reactivation facility in the world with ISO22000 accreditation, for Food Safety Management System (FSMS).

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

Sales for the Activated Carbon and Service segment were $486.5 million, $498.2 million, and $482.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

More than 30 years ago, a predecessor of the Company introduced an advanced UV oxidation process to remediate contaminated groundwater.  In 1998, the Company’s scientists invented a UV disinfection process that could be used to inactivate Cryptosporidium, Giardia and other similar pathogens in surface water, rendering them harmless to humans.  The UV light alters the DNA of pathogens, killing them or making it impossible for the pathogens to reproduce and infect humans.  In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications.  The Company participates in the marketplace for innovative UV technologies with the Sentinel® line designed to protect municipal drinking water supplies from pathogens, the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection, and Rayox® UV advanced oxidation equipment for treatment of contaminants in groundwater, process water, and industrial wastewater.

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

In January 2010, the Company purchased Hyde Marine, Inc. (Hyde Marine).  More than a decade ago, Hyde Marine began developing a combination filtration/UV disinfection solution to fight the spread of non-indigenous aquatic organisms. Invasion of non-native species via ballast water is considered to be one of the greatest threats to the world’s waterways and marine environment.

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

Sales for the Equipment segment were $39.3 million, $45.3 million, and $54.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Consumer.  The primary product offered in the Consumer segment is carbon cloth.  Carbon cloth, which is activated carbon in cloth form, is manufactured in the United Kingdom and sold to the medical, military, and specialty markets.  First developed in the 1970’s, activated carbon cloth was originally used in military clothing and masks to protect wearers against nuclear, biological and chemical agents.  Today, activated carbon cloth can be used in numerous additional applications, including sensor protection, filters for ostomy bags, wound dressings, conservation of artifacts, and respiratory masks.

Sales for the Consumer segment were $9.2 million, $11.6 million, and $10.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Markets

The Company participates in six primary markets:  Potable Water, Industrial Process, Environmental Water, Environmental Air, Food, and Specialty Markets.  Potable Water applications include municipal drinking water treatment as well as point of entry and point of use devices.  Applications in the Industrial Process Market include catalysis, product recovery and purification of chemicals and pharmaceuticals, as well as process water treatment. The major applications for the two Environmental markets include wastewater treatment, groundwater remediation, ballast water treatment, VOC removal from vapors, and mercury control in flue gas streams. Food applications include brewing, bottling, and sweetener purification.  Medical, personal protection (military and industrial), automotive, consumer, and precious metals applications comprise the Specialty Market.

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

Industrial Process Market.  In industrial processing, the Company’s products are used either for purification, separation or concentration of customers’ products in the manufacturing process. The Company sells a wide range of activated carbons to the chemical, petroleum refining, and process industries for the purification of organic and inorganic chemicals, amine, antibiotics, and vitamins.  Activated carbon products and services are also used to decolorize chemicals such as hydrochloric acid. Further, activated carbon is used in treatment of natural gas, biogas and other high purity gases to remove unwanted contamination. The liquefied natural gas industry uses activated carbons to remove mercury compounds that would otherwise corrode process equipment. Activated carbons are also sold for gasoline vapor recovery equipment.  The Company’s advanced ion exchange technology is used for a variety of industrial processes including separation and recovery in hydrometallurgy applications, decolorization in pulp and paper, the production of organic and inorganic chemicals, and the purification of brine.

Environmental Water and Air Markets.  The Company offers its products and services to assist various industries in meeting the stringent environmental requirements imposed by various government entities.  Products used for wastewater and ballast water treatment, the cleanup of contaminated groundwater, surface impoundments, and accidental spills comprise a significant need in this market.  The Company provides products and services employing both activated carbon adsorption and UV technologies for emergency and temporary cleanup services as well as for permanent installations.

The Company’s reactivation/recycle service is an especially important element if the customer has contaminants that are hazardous organic chemicals.  Reactivation of spent carbon protects the environment and eliminates the customers’ expense and difficulty in securing disposal options (such as landfills) for hazardous organic chemicals.

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

The Company’s Rayox® UV System is an industry staple for the destruction of groundwater pollutants.  Rayox® is also used for the removal of alcohol, phenol and acetone in process water and total organic compound (TOC) reduction in wastewater treatment.

The Hyde Marine ballast water treatment system is a fully automated system that can be integrated into a ship’s ballast control system. The compact design can be skid mounted for new construction or can be made modular for easy installation in crowded machinery spaces on existing vessels. The Hyde GUARDIAN® and Hyde GUARDIAN Systems are complete ballast water management solutions for a variety of vessels including cruise ships, cargo and container ships, offshore supply vessels, and military vessels.

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

Sales and Marketing

In the United States, the Company operates primarily through a direct sales force.  In some markets and technologies, the Company also sells through agents and distributors.  In Canada and in Latin America, the Company maintains employee sales representation in Toronto, Ontario, Canada; Sao Paulo, Brazil; and Mexico City, Mexico, and also sells through agent/distributor relationships.

In the Asia Pacific Region, the Company maintains employee sales representation in Beijing, China; Guangzhou, Guangdong Province, China; Suzhou, Jiangsu Province, China; Hong Kong; Osaka, Japan; Tokyo, Japan; Singapore; and Taipei, Taiwan, and uses direct sales as well as agents and distributors.

In Europe, the Company maintains employee sales representation in Feluy, Belgium; Kolding, Denmark; Paris, France; Beverungen, Germany; Ashton-in-Makerfield, United Kingdom; Houghton-le-Spring, United Kingdom; Gothenburg, Sweden; and Stockholm, Sweden, and operates through a direct sales force. The Company also has a network of agents and distributors that conduct sales in certain countries in Europe, the Middle East, and Africa.

Many offices can play a role in sales of products or services from each of the Company’s segments.  Geographic sales information can be found in Note 18 to the consolidated financial statements in Item 8 of this Annual Report.  Also refer to Risk Factors in Item 1A.

Over the past three years, no single customer accounted for more than 10% of the total sales of the Company in any year.

Backlog

The Company had a sales backlog of $15.4 million and $18.3 million as of January 31, 2016 and 2015, respectively, in the Equipment segment.  The $2.9 million decrease was a result of several large contracts that were completed during 2015 more than offset new contracts.  The Company expects to carry approximately $1.7 million of the 2016 backlog into 2017 and $0.5 million into 2018.

Competition

With respect to the production and sale of activated carbon related products, the Company has a major global presence, and has several competitors in the worldwide market.  Norit, a subsidiary of Cabot Corporation, the MWV (MeadWestvaco) Specialty Chemicals Division of WestRock Company, a United States company and Evoqua Water Technologies (formerly Siemens Water Technologies), a United States company, are the primary competitors.  Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers.  Competition in activated carbons, carbon equipment and services is based on quality, performance, and price.  Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.

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

Hyde Marine’s ballast water treatment competition utilizing UV and filtration includes Panasia of Busan, Korea, Alfa Laval of Sweden and Optimarin of Norway.  As of December 31, 2015, there are 57 treatment systems that have been granted IMO Type Approval, with 49 systems having United States Coast Guard (USCG) Alternative Management System (AMS) designation.

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

The purchase of key equipment components and fabrications are coordinated through agreements with various suppliers for Hyde Marine, UV, ISEP® and the carbon equipment markets.

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

Research and development expenses were $6.4 million, $6.4 million, and $6.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Patents and Trade Secrets

The Company possesses a substantial body of technical knowledge and trade secrets and owns 53 United States patent applications and/or patents as well as 187 patent applications and/or patents in other countries.  The issued United States and foreign patents expire in various years from 2016 through 2033.

The technology embodied in these patents, trade secrets, and technical knowledge applies to all phases of the Company’s business including production processes, product formulations, and application engineering.  The Company considers this body of technology important to the conduct of its business.

Regulatory Matters

The Company is subject to various environmental health and safety laws and regulations of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 16 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for further details.

Employee Relations

As of December 31, 2015, the Company employed 1,090 persons on a full-time basis, 784 of whom were salaried and non-union hourly production, office, supervisory and sales personnel.  The United Steelworkers represent 245 hourly personnel in the United States.  The current contracts with the United Steelworkers expire on July 31, 2018, at the Pittsburgh, Pennsylvania facility, February 17, 2019 at the Columbus, Ohio facility and June 9, 2017 at the Company’s Catlettsburg, Kentucky facility.  The 61 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts that expire on December 31, 2016.  The Company also has hourly employees at non-union facilities in Arizona, California, Mississippi, New York, and Pennsylvania, as well as in the United Kingdom and China.

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

Copies of Corporate Governance Documents

The following Company corporate governance documents are available free of charge at the Company’s website at www.calgoncarbon.com and such information is available in print to any stockholder who requests it by contacting the Secretary of the Company at 3000 GSK Drive, Moon Township, PA 15108.

•                  Corporate Governance Guidelines

•                  Audit Committee Charter

•                  Compensation Committee Charter

•                  Governance Committee Charter

•                  Investment Committee Charter

•                  Code of Business Conduct and Ethics

•                  Code of Ethical Business Conduct Supplement for Chief Executive and Senior Financial Officers

•                  Related Party Transaction Policy

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

For example, on December 16, 2011, the U.S. Environmental Protection Agency (EPA) published the Mercury and Air Toxics Standards (MATS) rule.  Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply.  Many power plants subject to MATS began to comply in April, while challenges to MATS’ validity were ruled upon at various levels of the U. S. court system.  In June, as part of its ruling that the EPA did not appropriately consider the cost of MATS as it began to promulgate the rule, the U.S. Supreme Court remanded the MATS case back to the U.S Court of Appeals for the District of Columbia Circuit (D.C. Circuit) to determine its fate.  In December, the D.C. Circuit ruled to keep MATS in effect while remanding the MATS case to the EPA for further proceedings.  The EPA is expected to issue a final finding with respect to the cost of the regulation in early 2016.  In late February, 2016, 20 states petitioned the U.S. Supreme Court to enjoin the MATS rule pending a petition for a writ of certiorari.  While the Company expects that the issuance by the EPA of its final finding will keep MATS in effect going forward, the Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

Also, the Hyde GUARDIAN® ballast water treatment system developed and sold by our Hyde Marine, Inc. subsidiary received type approval from the IMO in April 2009.  However, the IMO Ballast Water Management Convention, which would mandate the use of IMO approved ballast water treatment systems for ships in international traffic, has yet to be ratified.  Similarly, the USCG has published regulations for the regulation of ballast water in U.S waters.  The Company and other ballast water treatment system manufacturers have received Alternate Management System designation from the USCG but this is a temporary designation.   The USCG has not yet approved any ballast water treatment system, including the Hyde GUARDIAN® ballast water treatment system, for use under its new regulations.  Furthermore, in December 2015, the USCG decided it would not allow the Company, and several other manufacturers of ultraviolet light-based ballast water treatment systems, to use the Most Probable Number (MPN) test method for purposes of testing the Company’s system to apply for type approval under USCG regulations.  Although the Company has appealed the USCG’s decision, its ramifications, if upheld, could have an adverse effect on the Company’s ability to compete in the market for ballast water treatment systems for vessels discharging ballast water in U.S. waterways and ports, or cause the Company to invest time and incur additional expenses to redesign its system.

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

Annual reviews of duties begin to occur in April of the year following the twelve month period then completed.  The significant anti-dumping duties originally imposed by the DOC, and the affirmative decision by the International Trade Commission (ITC), has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S.   However, the anti-dumping duties could be further reduced or eliminated in the future which could adversely affect demand or pricing of our product.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct significant business operations in several foreign countries.  Of our 2015 net sales, approximately 46% were sales to customers outside of the United States, and 2015 net sales denominated in non-U.S. dollars represented approximately 31% of our overall net sales.  We conduct business in the local currencies of each of our foreign subsidiaries or affiliates.  Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements.  The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future.  Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

Our European and Japanese activated carbon businesses are sourced from both the United States and China, which subjects these businesses to foreign exchange transaction risk.

Our virgin activated carbon is produced primarily in the United States.  We also source significant quantities of activated carbon in China.  Produced and sourced activated carbons are provisioned to all of our global operations.  Purchases of these carbons are typically denominated in U.S. dollars yet are ultimately sold in other currencies thereby creating foreign currency exchange transaction risk.  We generally execute foreign currency derivative contracts of not more than eighteen months in duration to cover a portion of our known or projected foreign currency exposure.  However, those contracts do not protect us from longer-term trends of a strengthening U.S. dollar, which could significantly increase our cost of activated carbon delivered to our European and Japanese markets, and we may not be able to offset these costs by increasing our prices.

Our financial results could be adversely affected by an interruption of supply or an increase in coal prices.

We use bituminous coal as the main raw material in our activated carbon production process.  Based upon our current projected usage and price, we estimate that our 2016 coal costs in the United States will be approximately $27.4 million excluding the cost of transportation to our carbon manufacturing facilities.  We have various annual and multi-year contracts in place for the supply of our coal that expire at various intervals from 2016 to 2018 and cover approximately 84% of our expected 2016 tonnage.  Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, floods or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand.  We use very specific high quality metallurgical coals for many of our products.  Our inability to obtain these high-quality coals at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse affect on our financial results.  In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs.  Based upon the current estimated usage and price of coal in 2016, a hypothetical 10% increase in the price of coal, excluding transportation costs, that is not covered by our supply contracts, would result in $0.5 million of additional pre-tax expense to us.  We may not be able to pass through raw material price increases to our customers.

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

Our capital expenditures were $62.3 million in 2015 and are forecasted to be approximately $50.0 million to $60.0 million in 2016.  Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies.  We may not have the capital to undertake the capital investments.  If we are unable to do so, we may not be able to effectively compete.

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

Our activated carbon and service business faces significant competition principally from Cabot Norit, the MWV (MeadWestvaco) Specialty Chemicals Division of WestRock Company and Evoqua Water Technologies, as well as from Chinese and European activated carbon producers and East Asian producers of coconut-based activated carbon.  Our UV technology products face significant competition principally from Trojan Technologies, Inc., which is owned by Danaher Corporation, and Xylem.  Our competitors include major manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours, which they may use to develop more advanced or more cost-effective technologies, increase market share or leverage their distribution networks.  We could experience reduced net sales as a result of having fewer resources than these competitors.

Our international operations are subject to political and economic risks for conducting business in corrupt environments.

We conduct business in developing countries, and we are focusing on increasing our sales in regions such as South America, Southeast Asia, India, China and the Middle East, which are less developed, have less stability in legal systems and financial markets, and are generally recognized as potentially more corrupt business environments than the United States and therefore, present greater political, economic and operational risks.  We emphasize compliance with the law and have policies in place, procedures and certain ongoing training of employees with regard to business ethics and key legal requirements such as the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act (UKBA) and all applicable export control laws and regulations of the United States and other countries (the Export Regulations); however, there can be no assurances that our employees will adhere to our code of business conduct, other Company policies, the FCPA, the UKBA or the Export Regulations.  If we fail to enforce our policies and procedures properly or maintain internal accounting practices to accurately record our international transactions or if we violate any of these laws or regulations, we may be subject to severe criminal or civil sanctions and penalties, including fines, debarment from export privileges and loss of authorizations needed to conduct aspects of our international business.  We could incur significant costs for investigation, litigation, fees, settlements and judgments which, in turn, could negatively affect our business, financial condition and results of operations.

Significant stockholders or potential stockholders may attempt to effect changes at the Company or acquire control over the Company, which could adversely affect the Company’s results of operations and financial condition.

Stockholders of the Company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting the Company’s operations and diverting the attention of the Company’s Board of Directors and senior management from the pursuit of business strategies. As a result, stockholder campaigns could adversely affect the Company’s results of operations and financial condition.

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

We have collective bargaining agreements in place at four production facilities covering approximately 28% of our full-time workforce as of December 31, 2015.  Those collective bargaining agreements expire through 2019.  Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

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

We have manufacturing facilities and sales offices in Europe, China, Hong Kong, Japan, Taiwan, Singapore, Brazil, Mexico, Canada, and the United Kingdom which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow.  Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures.  Approximately 79% of our sales in 2015 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

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

Our Equipment segment represented approximately 7% of our 2015 net sales.  This business generally has a long project life cycle from bid solicitation to project completion and often requires customers to make large capital commitments well in advance of project execution.  In addition, this business is usually affected by the general health of the overall economy.  As a result, sales and earnings from the Equipment segment could be volatile.

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

As of December 31, 2015, we had consolidated goodwill of approximately $25.8 million recorded in our business segments, primarily from our Activated Carbon and Service and Equipment segments.  We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business.  To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value.  A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.

Our pension plans are currently underfunded, and we could be subject to increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the United States and Europe that are underfunded and require significant cash payments.  We contributed $1.3 million and $1.5 million to our U.S. pension plans and $1.8 million and $2.0 million to our European pension plans in 2015 and 2014, respectively.  We currently expect to contribute approximately $1.9 million to our European pension plans to meet minimum funding requirements, in accordance with our funding policy, while no funding is required for our U.S. pension plans in 2016.  An economic downturn would negatively impact the fair value of our pension assets which could result in increased funding requirements of our pension plans.  If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures or seek additional capital.

The funding status of our pension plans is determined using many assumptions, such as inflation, rates of return on investments, mortality, turnover and interest rates, any of which could prove to be different than projected.  If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect.  For example, an approximate 25-basis point decline in the funding target interest rate under Section 430 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required funding policy contributions to our U.S. pension plans by approximately $1.0 million to $2.0 million over the next three fiscal years. This amount reflects the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21) and the Highway and Transportation Funding Act of 2014 (HAFTA), both of which affect pension plan funding.

Our pension plans in the aggregate are underfunded by approximately $29 million as of December 31, 2015 (based on the actuarial assumptions used for Accounting Standards Codification (ASC) 715 “Compensation — Retirement Benefits” purposes and comparing our projected benefit obligation to the fair value of plan assets) and required a certain level of mandatory contributions as prescribed by law.  Our U.S. pension plans, which were underfunded by approximately $20 million as of December 31, 2015, are subject to ERISA.  In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination.  In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased our funding requirements, which could have an adverse effect on our cash flow and require us to reduce or delay our capital expenditures or seek additional capital.  Refer to Note 9 to the consolidated financial statements in Item 8 of this Annual Report.

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

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company owns twelve production facilities, two of which are located in Pittsburgh, Pennsylvania; and one each in the following locations:  Catlettsburg, Kentucky; Pearlington, Mississippi; Blue Lake, California; Columbus, Ohio; Gila Bend, Arizona; Feluy, Belgium; Grays, United Kingdom; Suzhou, China; Tipton, United Kingdom; and Fukui, Fukui Prefecture, Japan.  The Company leases two production facilities in Findlay Township, Pennsylvania and one production facility in each of the following locations:  Houghton le-Spring, United Kingdom; Ashton-in-Makerfield, United Kingdom and North Tonawanda, New York.  The Company owns two warehouses, one of which is in Pittsburgh, Pennsylvania and the other is in Feluy, Belgium.  The Company also leases 69 warehouses, service centers, sales office facilities and storage yards.  Of these, twenty-five are located in the United States, twenty-six are in Japan, two in each of Singapore, Denmark and Brazil and one in Canada, the United Kingdom, Germany, Taiwan, France, Hong Kong, China, Mexico, Sweden and Thailand.  Two of the United States facilities are located in the Pittsburgh, Pennsylvania area and one each in the following locations:  Downingtown, Pennsylvania; Rutland, Massachusetts; Joliet, Illinois; Santa Fe Springs, California; Stockton, California; Tempe, Arizona; Kenova, West Virginia; South Point, Ohio; Troutdale, Oregon; Sulphur, Louisiana; Wilmington, Delaware; Phoenix, Arizona; Westlake, Louisiana and Douglasville, Georgia as well as four in North Tonawanda, New York; three in Houston, Texas and two in Huntington, West Virginia. In Japan, the Company leases twenty-six facilities, five in Chiba, three in Hyogo, two in each of Tokyo, Osaka, Okayama, Hokkaido and Fukuoka and one each in Shizuoka, Saitama, Fukui, Miyagi, Hiroshima, Ibaraki, Tochigi and Gifu.  The facilities in Denmark are located in Kolding and Alvertslund.  The Brazilian facilities are both located in Sao Paulo.  The Swedish facility is located in Gothenburg.  The Canadian facility is located in St. Catherines, Ontario. The United Kingdom facility is located in Ashton-in-Makerfield. The facility in Germany is located in Beverungen.  The Taiwan facility is located in Taipei.  The facility in France is located in Paris. The facility in Mexico is in Baja, Mexico.  The China facility is located in Tianjin.  The Hong Kong facility is located in Central.  The Company’s 20% owned joint venture, Calgon Carbon (Thailand) Co. Ltd., leases one facility in Nakornrachasima, Thailand.

The Catlettsburg, Kentucky plant is the Company’s largest facility, with plant operations occupying approximately 50 acres of a 226-acre site.  This plant, which serves the Activated Carbon and Service segment, produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

The Pittsburgh, Pennsylvania carbon production plant occupies a 4-acre site and a recently acquired 11 acre site which serve the Activated Carbon and Service segment.  Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons and the grinding of granular activated carbons into powdered activated carbons.  The plant also has the capacity to finish coal-based or coconut-based specialty activated carbons.  The plant is now partially idle during a construction phase and a 36,000 square foot warehouse is being constructed on the new acreage which is expected to be completed in the third quarter of 2017.

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

The Pittsburgh, Pennsylvania Equipment and Assembly plant is located on Neville Island and is situated within a 16-acre site that includes a 300,000 square foot building.  The Equipment and Assembly plant occupies 85,000 square feet with the remaining space used as a centralized warehouse for carbon inventory.  The plant, which serves both the Equipment and Activated Carbon and Service segments, manufactures and assembles fully engineered carbon and ISEP® equipment for purification, concentration and separation systems.  This plant also serves as the East Coast staging and refurbishment point for carbon service equipment.

The Findlay Township, Pennsylvania Equipment plants consist of a 44,000 square foot production facility and a 16,691 square foot production facility located near Pittsburgh, Pennsylvania.  The facilities are adjacent properties and the primary focus is the manufacture of UV and Hyde GUARDIAN® equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment.  This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV and Hyde GUARDIAN® systems.  These plants serve the Equipment segment.

The Gila Bend, Arizona facility occupies a 20 acre site.  Operations at the plant include the reactivation of spent granular activated carbons for the Activated Carbon and Service segment.

The North Tonawanda, New York plant consists of 12,500 square feet. The facility houses a dry feed system, screening tower, reactivation furnace, storage tanks, and packaging system and services customers for the Activated Carbon and Service segment.

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

In October of 2011, the Company purchased a plant in which it will reactivate spent granular activated carbon to serve the Activated Carbon and Service segment in Tipton, Dudley, United Kingdom.  The Company is currently making plant renovations and upgrades for reactivating spent granular activated carbon.  The plant is not currently operational, but should return to operation in the first quarter of 2016.

The Company believes that the plants and leased facilities are adequate and suitable for its current operating needs.

Item 3. Legal Proceedings:

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to the legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 16 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures:

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC.  There were 1,202 registered stockholders as of December 31, 2015.

Quarterly Common Stock Price Ranges and Dividends

	2015			2014
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	$21.59	$19.02	$0.05	$22.00	$18.74	—
Second	$23.20	$19.26	$0.05	$23.05	$19.38	—
Third	$19.69	$14.90	$0.05	$23.13	$19.38	—
Fourth	$18.22	$14.72	$0.05	$22.06	$18.56	—

On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program.  Quarterly dividends of $0.05 per share were declared in each of the four quarters for the year ended December 31, 2015.  The Company did not declare or pay any dividends in 2014.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.

The information appearing in Item 12 of Part III below regarding common stock issuable under the Company’s equity compensation plan is incorporated herein by reference.

Stockholder Return Performance Graph

The following performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the yearly change in cumulative total stockholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Composite Index, the New Peer Group, and the Old Peer Group.  The Company believes that its core business consists of purifying air, water and other products.  As such, the Company’s selected peer group consists of companies that are involved in lines of business that are similar to the Company’s core business.

The New Peer Group is comprised of five companies: Cabot Corporation, CLARCOR, Inc., Donaldson Company, Inc., ESCO Technologies Inc., and Lydall, Inc.  The Old Peer Group is also comprised of five companies, four of which were retained in the New Peer Group.  However, because the fifth company, Pall Corporation, was acquired in August 2015, it was replaced in the New Peer Group by Cabot Corporation.

Comparison of Five-Year Cumulative Total Return*

Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Group

Issuer Repurchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
October 1 — October 31, 2015	307,600	$16.60	307,600	$79,373,431
November 1 — November 30, 2015	194,100	$15.98	194,100	$76,271,435
December 1 — December 31, 2015	237,252	$16.62	236,953	$72,332,172

(1)         Includes 299 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

(2)         In December 2013, the Company’s Board of Directors authorized the repurchase of additional common stock, resulting in a total remaining availability of $150 million.  There is no expiration date for this program.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Calgon Carbon Corporation

(Dollars in thousands, except per share data)	2015		2014		2013		2012 (4)		2011 (6)
Income Statement Data:
Net sales	$535,004		$555,103		$547,939		$562,255		$541,472
Net income	$43,463		$49,370		$45,713		$23,272		$39,224
Net income per common share, basic	$0.84		$0.93		$0.85		$0.41		$0.70
Net income per common share, diluted	$0.82		$0.92		$0.84		$0.41		$0.69
Cash dividends declared per common share	$0.20		$—		$—		$—		$—

Balance Sheet Data (as of year end):
Total assets	$656,518		$621,661		$590,078		$577,769		$552,990
Long-term debt	$103,941	(1)	$70,448	(2)	$32,114	(3)	$44,408	(5)	$1,103	(7)

(1)         Excludes $7.5 million of debt which is classified as current portion of long-term debt.  Refer to Note 8 of the consolidated financial statements in Item 8 of this Annual Report for further information.

(2)         Excludes $0.8 million of debt which is classified as current.  Refer to Note 8 of the consolidated financial statements in Item 8 of this Annual Report for further information.

(3)         Excludes $2.2 million of debt which is classified as current.

(4)         Includes $10.2 million of restructuring charges and $1.7 million of multi-employer pension charges.  Also includes a $1.7 million charge related to an agreement with the Company’s former Chief Executive Officer.

(5)         Excludes $19.6 million of debt which is classified as current.

(6)         Includes $3.3 million of net earnings related to a reversal of net uncertain tax positions, and a $2.2 million, pre-tax, employee separation charge.

(7)         Excludes $26.3 million of debt which is classified as current.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The Company reported net income of $43.5 million or $0.82 per diluted share for 2015, as compared to net income of $49.4 million or $0.92 per diluted share for 2014.  Sales decreased $20.1 million or 3.6% in 2015 as compared to 2014.  The total negative impact of foreign currency translation due to a stronger U.S. dollar on consolidated net sales was $22.8 million.

The Company’s results were impacted by both a slowing global economy and the negative impact of a strong U.S. dollar.  The Company utilized its balance sheet to increase value by continuing an open market share repurchase program and reinstating its common stock dividend program.

Results of Operations

2015 Versus 2014

Net sales for the Activated Carbon and Service segment decreased $11.7 million or 2.3% from 2014.   Included in this change was the negative impact of foreign currency translation which totaled $21.9 million.

	Increase (Decrease) in Net Sales
(Dollars in millions)	As Reported	Foreign Currency Impact	Net of Foreign Currency Impact
Environmental Air market	$27.0	$2.6	$29.6
Environmental Water market	(4.4)	4.3	(0.1)
Food market	(10.8)	4.0	(6.8)
Industrial market	(6.1)	3.8	(2.3)
Potable Water market	(14.9)	5.7	(9.2)
Specialty Carbon market	(4.4)	1.2	(3.2)
Other	1.9	0.3	2.2
Total Activated Carbon and Service	$(11.7)	$21.9	$10.2

The decrease in net sales for the Activated Carbon and Service segment is principally due to the negative impact of foreign currency translation.  Absent the negative impact of foreign currency, sales for the Activated Carbon and Service Segment increased in 2015 as compared to 2014.  The increase was principally due to higher sales in the Americas Environmental Air market of approximately $29.5 million due to additional sales volume as a result of customers complying with mercury removal regulations promulgated by 19 states and certain Canadian provinces, as well as the Mercury and Air Toxics Standards (MATS).  This increase was partially offset by the decline in the Americas Food market due to certain non-repeat orders and Americas Specialty market due to continued lower demand for respirators from the U.S. government.  In addition, the Asian Potable Water market declined approximately $8.2 million primarily due to certain large orders in 2014 that did not repeat in 2015, along with a softer growth rate.

Net sales for the Equipment segment decreased $6.0 million or 13.3% from 2014.

(Dollars in millions)	Increase (Decrease) in Net Sales
Carbon adsorption equipment	$(3.6)
Ballast water treatment systems	(3.4)
Traditional ultraviolet light systems	—
Ion exchange systems	1.3
Other	(0.3)
Total Equipment	$(6.0)

The decline in sales was due to lower demand for carbon adsorption equipment resulting from the completion of projects for installations for certain customers related to the initial Disinfectants and Disinfection Byproducts Rule and a decline in project related discretionary spending as well as lower sales for ballast water treatment systems due to continued regulatory delays and a decline in sales of our equipment to offshore service vessels, the demand from which has been impacted by ongoing low oil prices.  This decline was partially offset by the higher sales for ion exchange systems.  Foreign currency translation effect in the Equipment segment was $0.3 million.

Net sales in the Consumer segment decreased $2.4 million or 20.8% from 2014 due to higher demand from a single customer in 2014 that did not repeat in 2015, as well as the negative impact of foreign currency translation which totaled $0.6 million for the Consumer segment.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 35.8% for 2015 compared to 34.6% in 2014, a 1.2 percentage point or $6.4 million increase which was primarily in the Activated Carbon and Service segment.  Approximately $3.0 million of this improvement resulted from higher margin products sold, including FLUEPAC® products for mercury removal, coupled with a decline in volume of lower margin products.  The Company’s cost improvement programs, including lower coal costs of approximately $2.2 million, primarily from two long-term coal contracts, contributed to margin improvement in all geographic regions.  In addition, the Company benefited from refunds for import duties paid of approximately $1.3 million under the Trade Preferences Extension Act of 2015 pertaining to purchases of coconut carbons.  In the Equipment segment, improved margins on projects in progress contributed approximately $0.5 million to the improvement as compared to the prior year.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased by $5.0 million or 16.4% in 2015 as compared to 2014.  The increases were primarily due to higher depreciation expense related to improvements to the Company’s Catlettsburg, Kentucky virgin carbon manufacturing facility and the July 2015 completion of the SAP re-implementation project.  Also contributing to the increase was accelerated depreciation expense of approximately $3.0 million in 2015 related to certain assets that have been or will be replaced as the result of new projects, including the Company’s SAP re-implementation project.

Selling, general and administrative expenses increased by $4.0 million or 4.9% in 2015 as compared to 2014.  The increase was due to costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s enterprise resource planning (ERP) system of approximately $1.0 million.  The Company re-implemented SAP as of July 1, 2015.  In addition, outside consulting services increased by $4.4 million.  The Company experienced higher employee related costs of $2.0 million, of which $0.7 million was a result of higher pension costs.  Partially offsetting these increases, which were primarily in the Activated Carbon and Service segment, was the positive impact of foreign currency translation of $3.1 million due to the stronger U.S. dollar which was also primarily within the Activated Carbon and Service segment.  Selling, general and administrative expenses declined in the Equipment segment by $0.4 million in 2015 as compared to 2014, as a result of successful cost improvements, including a reduction in headcount.

Research and development expenses were comparable in 2015 as compared to 2014.

The Company recorded $0.3 million of restructuring income in 2014 which represents reductions in the estimated accrual and a pre-tax gain for the sale of a warehouse in Belgium.

Interest income was comparable in 2015 versus 2014.

Interest expense increased $0.5 million in 2015 as compared to 2014 due to an increase in the outstanding borrowings under the Company’s debt agreements.

The additional income in other expense — net of $1.2 million for 2015 as compared to 2014 was largely related to foreign exchange.

The income tax provision for 2015 was $19.9 million as compared to $23.1 million in 2014.  For 2015, tax expense decreased approximately $3.2 million compared to 2014 predominately due to a decrease in pre-tax earnings of $9.1 million.  In the fourth quarter of 2015, the Company completed a U.S. research and development tax credit study for the prior years 2012 — 2014.  The Company recognized a benefit of $1.1 million related to the research and development credit.  Compared to 2014, the Company’s state income taxes decreased by $0.5 million related to state apportionment changes.  The 2014 tax expense includes a net $1.4 million benefit related to a completed Internal Revenue Service (IRS) examination and the effective settlement and release of uncertain tax positions.

The effective tax rate for 2015 was 31.4% compared to 31.9% for the similar 2014 period.  The 2015 effective rate was lower than the U.S. statutory rate mainly due to the mix of income throughout foreign jurisdictions, the majority of which was related to the UK and Singapore, which reduced the rate 3.1%.  The aforementioned research and development credit reduced the 2015 effective tax rate by 1.7%.  The decrease of the 2015 rate was partially offset by state income taxes which increased the overall 2015 tax rate by 1.8%.

2014 Versus 2013

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

Net sales in the Equipment segment decreased $9.6 million or 17.5% from 2013.  The decrease was due to lower sales of traditional ultraviolet light systems of $5.8 million, carbon adsorption equipment of $3.9 million and ion exchange systems of $0.8 million as a result of several large contracts that were completed during the prior year which more than offset new contracts.  Offsetting these declines were higher sales of ballast water treatment systems of $0.9 million.  Foreign currency translation effects in the Equipment segment were not significant.

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

Selling, general and administrative expenses increased by $3.9 million or 5.1% in 2014 as compared to 2013.  The increase was principally due to costs related to an SAP re-implementation project which commenced in January 2014 aimed at improving functionality of the Company’s ERP system of approximately $3.8 million.  Also contributing to the year over year increase was a charge of $0.4 million in 2014 related to a multi-employer pension plan as compared to a benefit of $1.1 million in 2013.  Partially offsetting the higher expense was lower pension costs as mentioned above of approximately $0.8 million, in spite of a $0.9 million pension settlement charge.  On a segment basis, selling, general and administrative expenses for the Activated Carbon and Service segment increased approximately $5.9 million primarily as a result of the items discussed above.  Selling, general and administrative expenses for the Equipment segment declined approximately $2.1 million largely due to employee related expenses, and the Consumer segment was comparable to 2013.

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

Litigation and other contingencies of $0.3 million in 2013 relate primarily to environmental expenses at the Company’s Catlettsburg, Kentucky production facility.  Refer to additional discussion in Note 16 of the consolidated financial statements in Item 8 of this Annual Report.

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

The income tax provision for 2014 was $23.1 million as compared to $21.5 million in 2013.  For 2014, tax expense increased approximately $1.6 million over 2013 related predominately due to an increase in pre-tax earnings of $5.3 million.  In addition, the 2014 income tax provision includes a net $1.4 million benefit related to a completed IRS examination and the effective settlement and release of uncertain tax positions.  The 2013 income tax provision included a benefit of $1.5 million from the sale of the Company’s activated carbon manufacturing facility in Datong, China which occurred in March 2013.

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

Cash flows provided by operating activities were $69.9 million for the year ended December 31, 2015, as compared to $84.3 million for the year ended December 31, 2014.  The $14.4 million decrease is primarily due to unfavorable working capital changes from higher inventories of outsourced carbon products sourced in anticipation of sales to occur in 2016.

On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program.  Quarterly dividends of $0.05 per share were declared and paid in each of the four quarters for the year ended December 31, 2015.  No common stock dividends were declared or paid in 2014 or 2013.

The Company maintains a U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which expires on November 6, 2020.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which expires on November 6, 2020.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement increased $41.0 million in 2015.  Total availability under the Credit Agreement was $189.9 million as of December 31, 2015.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company must comply with certain financial covenants including minimum interest coverage ratio and maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of December 31, 2015.

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

Refer to Note 8 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

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

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under its Program to $150 million, excluding the November 2012 accelerated share repurchase.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in 2013 at an average price per share of $20.37.  During 2014, the Company repurchased an additional 1,930,841 shares at an average price of $20.57 per share.  During 2015, the Company repurchased an additional 2,002,444 shares at an average price of $17.45 per share.  All of the aforementioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  During the period January 1, 2016 through February 18, 2016, the Company repurchased an additional 518,576 shares at an average price of $15.68 per share.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2015.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portion	$111,441	$7,500	$18,741	$85,200	$—
Interest (1)	5,944	1,452	2,544	1,948	—
Operating leases	44,199	7,093	11,098	5,441	20,567
Unconditional purchase obligations (2)	63,790	20,022	40,883	1,442	1,443
Total contractual cash obligations	$225,374	$36,067	$73,266	$94,031	$22,010

(1) As of December 31, 2015, the weighted average effective interest rate was approximately 1.35% on the Company’s total borrowings of $111.4 million.  The Company’s debt carries variable interest rates.  The interest amounts have been estimated based on the applicable interest rate per annum as of December 31, 2015, and the outstanding debt balances as of December 31, 2015, adjusted for the future required repayments shown above.

(2) Primarily for the purchase of raw materials.

The long-term tax payable of $0.9 million, pertaining to the tax liability related to the accounting for uncertainty in income taxes, has been excluded from the above table due to the fact that the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any special-purpose entities.

The Company maintains qualified defined benefit pension plans (the Qualified Plans), which cover certain non-union and union employees in the United States and Europe.  The fair value of the Company’s Qualified Plan assets has decreased to $118.7 million as of December 31, 2015 from $129.4 million as of December 31, 2014.  During 2015, the Company made lump sum payments of $3.8 million to certain eligible terminated vested participants.  During 2014, the Company made lump sum payments totaling $4.4 million to certain eligible terminated vested participants who elected a lump sum payment of their respective pension benefits.  The Pension Protection Act, passed into law in August 2006, prescribes a new methodology for determining the minimum amount that must be contributed to U.S. defined benefit pension plans which began in 2008.  During the years ended December 31, 2015 and 2014, respectively, the Company funded its Qualified Plans with $3.1 million and $3.5 million in contributions.  The Company expects that it will be required, in accordance with its funding policy, to fund the Qualified Plans with approximately $1.9 million in contributions for the year ending December 31, 2016.  The Company may make additional contributions to its Qualified Plans in 2016 beyond the required funding.  Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.

On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program.  Quarterly dividends of $0.05 per share were declared and paid in each of the four quarters for the year ended December 31, 2015.  In addition, on February 17, 2016, a common stock dividend of $0.05 per share was declared.  No common stock dividends were declared during the years ended December 31, 2014 and 2013.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, capital investment plans to pursue long-term growth opportunities, and share repurchases, if any.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase obligations disclosed above as well as letters of credit and guarantees as discussed in Note 8 to the consolidated financial statements in Item 8 of this Annual Report.

Capital Expenditures and Investments

Capital expenditures were $62.3 million, $63.5 million, and $30.3 million, in 2015, 2014 and 2013, respectively.  Expenditures for 2015 included $19.3 million for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility, $5.8 million of upgrades to the Tipton plant in the UK, expenditures of $11.3 million related to the Company’s new headquarters facility, which includes the research and development innovation center; and $4.1 million for a SAP re-implementation project.  Expenditures for 2014 included $48.9 million for improvements to manufacturing facilities including approximately $38.6 million for the Company’s Catlettsburg, Kentucky and Pearlington, Mississippi facilities, along with expenditures for a SAP re-implementation project of approximately $6.2 million.  Expenditures for 2013 included $26.0 million for improvements to manufacturing facilities including approximately $8.6 million related to the final construction of the Gila Bend, Arizona facility.  Capital expenditures for 2016 are currently projected to be approximately $50.0 million to $60.0 million. The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Proceeds for sales of property, plant and equipment were not significant in 2015, 2014 or 2013.

Proceeds from the sale of business were $0.6 million in 2013 related to the sale of the Company’s activated carbon manufacturing facility in Datong, China.

The Company received $1.8 million and $1.7 million in 2014 and 2013, respectively, of proceeds related to government grants in the U.S., Asia and Europe.  (Refer to Note 19 to the consolidated financial statements in Item 8 of this Annual Report).

Cash and cash equivalents include $45.1 million and $41.7 million held by the Company’s foreign subsidiaries as of December 31, 2015 and 2014, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

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

Other

The Company is involved in various legal proceedings, lawsuits and claims, including employment, product warranty and environmental matters of a nature considered normal to its business.  It is the Company’s policy to accrue for amounts related to these legal matters when it is probable that a liability has been incurred and the loss amount is reasonably estimable.  Refer to Note 16 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for further details.

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

Revenue Recognition

The Company recognizes revenue and related costs when goods are shipped or services are rendered to customers provided that ownership, persuasive evidence of an arrangement exists and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured.  Revenue for major equipment projects is recognized under the percentage of completion method.  The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion.  The nature of the contracts are generally fixed price with milestone billings.  The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion.  In applying the percentage of completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion.  As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change is identified.  The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage of completion method; however, due to uncertainties inherent in the estimation process, it is possible that actual project costs at completion could vary from their estimates.  The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs.  Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.  Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition.  In accordance with guidance within ASC 350 “Intangibles — Goodwill and Other” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.  None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year by initially comparing the fair value of each of the Company’s reporting units to their related carrying values.  The Company will also perform an impairment test between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly.  Fair values are estimated using discounted cash flow and other valuation methodologies, such as the guideline public company method, that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate.  The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.  Each reporting unit periodically prepares discrete operating forecasts and uses these forecasts as the basis for assumptions used in the discounted cash flow analysis and guideline public company method.  The Company has consistently used a discount rate commensurate with its cost of capital which ranges 10.0% to 14.5%, adjusted for inherent business risks within its respective reporting units and has consistently used a terminal growth factor of 3.0%.  The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analysis and guideline public company method to the Company’s overall market capitalization.  The Company has six reporting units for purposes of goodwill evaluation.  These reporting units consist of (1) the Activated Carbon and Service segment which is segregated into two regional reporting units, the Americas/Asia and Europe, (2) the Equipment segment which is segregated by technology (a) carbon adsorption, (b) ultraviolet light, and (c) ion exchange, and (3) the Consumer segment which includes the charcoal cloth reporting unit.  The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate.  The fair value of the Company’s reporting units substantially exceeds the carrying value of its goodwill as of December 31, 2015.

The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives.  In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by guidance within ASC 360 “Property, Plant, and Equipment.”

Pensions

The Company maintains Qualified Plans which cover certain union and non-union employees in the United States and Europe.  As of December 31, 2015, all of the Qualified Plans do not allow for new employees to join the plans.  In addition, two of the U.S. plans and one of the European plans do not allow for existing participants to continue to earn benefits under the plans.  During 2015, the Company incurred a settlement charge of $0.8 million related to lump sum payments and paid $3.8 million from plan assets from both a U.S. Plan and a European Plan.  During 2014, the Company offered an opportunity to certain eligible terminated vested participants in two of the U.S. plans to elect a lump sum payment of their respective pension benefits which were paid in the fourth quarter of 2014.  As a result, the Company incurred a settlement charge of $1.0 million in 2014 related to such elections and paid $4.4 million from plan assets.

Net periodic pension cost, which totaled $2.0 million in 2015 (including an $0.8 million settlement charge) and $1.2 million in 2014 (including a $1.0 million settlement charge and a $0.4 million charge related to a multi-employer pension plan), is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Company’s Qualified Plans’ assets, which range from 5.54% to 7.50%.  For 2016, the expected rate of return on assets will range from 5.28% to 7.00%.  In developing the expected long-term rate of return assumption, the Company evaluated input from its investment advisors, including their review of asset class return expectations as well as long-term inflation assumptions.  The Company also considered historical returns on asset classes and the investment mix.  The expected long-term return on the U.S. Qualified Plans’ assets is based on a targeted asset allocation assumption of approximately 40%-50% with equity securities, 45%-55% with fixed-income securities, and 5% with other investments.  The European Qualified Plans’ assets are based on a targeted asset allocation assumption of approximately 35%-45% with equity securities, 45%-55% with fixed-income securities, and 10%-15% with other investments.  The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.  The Company will continue to evaluate its actuarial assumptions, including its expected rate of return, at least annually, and will adjust as necessary.

The discount rate that the Company utilizes for its Qualified Plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The discount rate determined on this basis has increased from a range of 3.00% to 4.01% as of December 31, 2014 to a range of 3.15% to 4.38% as of December 31, 2015.  The decline in the discount rate from those determined as of December 31, 2013 resulted in an increase in the 2015 benefit cost of approximately $1.0 million when compared to 2014.

During 2014, the Society of Actuaries released a new mortality table — RP-2014, and a new projection scale — MP-2014.  As a result of these new tables, the Company changed its mortality assumptions for its U.S. plans in 2014.  The Company adopted the new RP-2014 mortality table and a modified version of the new MP-2014 projection scale for the U.S. Qualified Plans which resulted in an increase in the 2015 benefit cost of approximately $0.9 million when compared to 2014.  There was no change to the mortality table in 2015.

The Company estimates that it will record net periodic pension cost for the Qualified Plans that will approximate $3.1 million in 2016.  The increase from 2015 is largely due to the lower than expected asset performance.  Future actual net periodic pension cost will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its Qualified Plans.

A sensitivity analysis of the projected incremental effect of a hypothetical one percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Dollars in thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities as of December 31, 2015	$14,877	$(13,070)	$7,811	$(6,165)
Pension costs for the year ended December 31, 2015	$1,531	$(1,178)	$301	$(78)
Indexation(1)
Pension liabilities as of December 31, 2015	$—	$—	$(1,808)	$1,966
Pension costs for the year ended December 31, 2015	$—	$—	$(156)	$180
Expected return on plan assets
Pension costs for the year ended December 31, 2015	$951	$(951)	$303	$(305)
Compensation
Pension liabilities as of December 31, 2015	$(952)	$968	$(873)	$1,277
Pension costs for the year ended December 31, 2015	$(192)	$220	$(115)	$169

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

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits.  As of December 31, 2015, the Company had recorded total deferred tax assets of $40.1 million, of which $4.9 million represents tax benefits resulting from $0.2 million of unused foreign tax credits, $2.4 million of net operating losses, $1.5 million of state tax credits, and a capital loss carryover of $0.8 million.  State operating loss carryforwards of $0.6 million, net, expire from 2018 to 2034 of which approximately 97% will not expire before 2019.

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not.  Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate.  As of December 31, 2015, the Company has recorded a valuation allowance of approximately $2.7 million related to foreign net operating losses, domestic capital loss carryovers, U.S. passive foreign tax credits and a state tax credit.

Approximately 95% of the Company’s deferred tax assets, or $37.9 million, represent temporary differences associated with pensions, accruals, and inventories.  Approximately 88% of the Company’s deferred tax liabilities of $56.1 million as of December 31, 2015 relate to temporary differences associated with property, plant and equipment.  These temporary differences will reverse in the future due to the natural realization of temporary differences between annual book and tax reporting.  The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

Litigation

The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  Legal fees associated with defending these various lawsuits and claims are expensed when incurred.  The Company will continue to evaluate all legal matters as additional information becomes available.  Reference is made to Note 16 of the consolidated financial statements in Item 8 of this Annual Report for a discussion of litigation and contingencies.

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of ASC 360 “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment of long-lived assets, and for disposal of long-lived assets.  For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated.  The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort.  Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for details on recently issued accounting guidance.

Outlook

Activated Carbon and Service

The Company’s estimate of a 7% compound annual growth rate for the activated carbon market for the period 2015 through 2020 is predicated on significant demand for mercury removal carbons in North America primarily driven by the U.S. Environmental Protection Agency’s (EPA) regulations surrounding Mercury and Air Toxics Standards (MATS) and growing demand in activated carbon usage in China.  While there have been noted increases in the demand for activated carbon in China, the recent economic slowdown in China may lead to lower than previously forecasted demand for activated carbon.  The Company’s activated carbon and service sales volume for 2015 increased 3.1% over the comparable period in 2014.  In 2012, in order to meet the expected increase in activated carbon demand, the Company completed the debottlenecking of its Pearl River facility adding approximately 8 million pounds of granular activated carbon production per year.  In addition, a similar project to expand one of the Company’s three virgin production lines at its Big Sandy facility commenced in the third quarter of 2014.  Other sources of incremental capacity include increased utilization of the Company’s activated carbon reactivation capacity in all three of its regions (Americas, Europe and Asia); operational improvements at the Company’s virgin carbon manufacturing facilities due to new capital investments; a third-party plant efficiency study completed in the first half of 2014; an ongoing product rationalization project that has provided a reduction in stock keeping units (SKU) of 45%; and, the sale of outsourced carbons.  Finally, the Company continues to evaluate other longer-term opportunities for virgin activated carbon expansion including a significant expansion of one of the Company’s existing facilities.  Impediments to near-term growth could include an economic slowdown in any or all of the regions served, impacts from delays in environmental regulations or the impact of the strength of the U.S. dollar.

The Company believes that fair pricing for activated carbon in the United States of America is being achieved via the application of a tariff imposed on Chinese steam activated carbon.  Under the anti-dumping rules, importers of steam activated carbon from China are potentially required to pay anti-dumping duties.  The United States Department of Commerce (Commerce Department) conducts reviews in order to determine whether changes (increases or decreases) should be made to the anti-dumping tariff rate applicable to any foreign exporter.  These retrospective reviews occur annually while the anti-dumping duty order (the order) is in effect (the current order is scheduled to expire in March 2017).  Refer to Note 16 of the consolidated financial statements in Item 8 of this Annual Report for further details.  The Company’s most recent announced price increase was in February 2013.

Raw material costs for production in 2016 are expected to be comparable to 2015.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  As of December 31, 2015, the Company has approximately 84% of its 2016 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the EPA as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  On December 21, 2011, the EPA issued the MATS regulation requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation became effective on April 16, 2012.  Compliance with MATS was required in April 2015, however, newly installed equipment and/or plants determined to be on “reliability critical paths” were able to get extensions of up to an additional two years.  On June 29, 2015, the U.S. Supreme Court in a 5-4 decision reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) which held that the EPA did not need to consider costs when deciding to regulate power plant emissions and remanded the case back to the D.C. Circuit.  On December 15, 2015, the D.C. Circuit ordered that the MATS Rule (the “Rule”) be remanded to the EPA without vacatur.  In late February, 2016, 20 states petitioned the U.S. Supreme Court to enjoin the MATS rule pending a petition for a writ of certiorari.  Pending the result of this latest U.S. Supreme Court challenge, we expect the EPA to issue a final finding under 42 U.S.C. § 7412(n)(1)(A) by April 15, 2016.  It is the expectation of the Company that the EPA will keep the Rule and the current compliance dates in place, continuing to drive utilities to treat for mercury using FLUEPAC® products.  There are also mercury removal regulations for the flue gas of coal-fired power plants that remain in effect for certain states and Canadian provinces.

In addition to MATS, the EPA has promulgated mercury removal regulations related to industrial boilers and cement manufacturers.  Compliance dates for cement manufacturers and industrial boilers were September 9, 2015 and January 31, 2016, respectively.

The Company still believes that mercury removal could become the largest North American market for activated carbon and has made great strides in establishing itself as a market leader.  Based on standard carbon products, the Company estimates the annual demand for mercury removal in North America may grow to as much as 290 million to 400 million pounds by 2017.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 90% less than alternative products, are important to its ongoing success in this market.  Market acceptance of the Company’s advanced FLUEPAC® products is growing.  Bidding activity with electric utilities has been active and is resulting in the receipt of significant, new orders for the Company’s FLUEPAC® products.  The Company currently believes approximately one-third of this market is represented by the 19 states and certain Canadian provinces that have regulations in place that require mercury removal.  The Company estimates that those utilities that were required to comply with the MATS regulation in April 2015 also comprise approximately one-third of the potential mercury removal market with the remaining approximate one third of the potential market being comprised of utilities that have received extensions to MATS regulation.  In 2014, the Company’s sales into this market totaled approximately $28.7 million.  During 2015, the Company reported sales of approximately $58.2 million, an increase of approximately 103% versus the comparable period in 2014.  The Company’s expectation is that its ongoing share of the value of this market will be at least 30%.

Compliance with other emissions regulations such as the EPA’s Cross State Air Pollution Rule (CSAPR) and Carbon Pollution Standards (CPS) could significantly impact the amount of carbon utilized by electric utilities for compliance with MATS.  In September 2013, the EPA released a Carbon Pollution Standards proposal for “new” electric generating units.  The standards for new units are likely to have little impact on activated carbon usage in the future; however, in August of 2015, the EPA finalized CPS for “existing” electric generating units.  The Company continues to evaluate the rule, but believes that the CPS for existing units could have a negative impact on future activated carbon demand for electric generators, should generators opt to retire or repower their coal-fired electric generation units.  The Company believes the majority of U.S. electric utilities are still working to understand CSAPR and CPS’s impact before implementing an integrated treatment approach to more broadly address how to invest in pollution control equipment across their power plant fleet.  In addition, ongoing low natural gas costs are impacting this market as electric generation facilities shift production from coal to natural gas.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

Treatment of municipal drinking water remains a long term growth area for the Company.  An important driver of recent growth (2009 through 2014) was the reduction of Disinfection Byproducts (DBPs).  DBPs are compounds that form when naturally occurring organic materials in drinking water sources react with disinfection chemicals.  Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs in drinking water.  While the expansion of GAC adoption related to the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) has slowed, the Company expects to see new business over the next several years as municipalities continue with the DBP Rule compliance activities.  There is potential for new DBP GAC installations related to two areas.  First, mostly medium and small water utilities who have not achieved compliance with the DBP Rule could adopt GAC for DBP control.   Second, utilities that currently use alternative disinfectants, such as chloramines, as their primary means to comply with Stage 2 may adopt GAC/chlorine for DBP Rule compliance.  Disinfection with chloramines can result in the formation of emerging classes of DBPs, many of which are not yet regulated but are under study by the EPA.  The EPA has now begun its Six Year Review of the DBP Rule, and a new Stage 3 Rule, which could drive additional GAC sales.  Although we do not expect a DBP Stage 3 rule limiting the use of chloramines or the DBPs formed by chloramine disinfection to go into effect for a number of years, the volume of GAC required to meet these needs could be significant.  We estimate that the municipal water systems in ten of the largest cities in the U.S. that currently use chloramines to meet their DBP Stage 2 compliance requirements would need initial installations, in the aggregate, of approximately 400 million pounds of GAC.  Once on line, these new installations would require periodic replacement or reactivation to meet their water treatment needs.  Some of these utilities are already involved in studies or pilot test programs to evaluate the use of GAC to meet their DBP treatment needs.  It is possible that some of these, or other municipalities that are treating for DBPs using chloramines, will choose to switch to GAC prior to the issuance of a DBP Stage 3 regulation.

Throughout 2015, we noticed an increase in the time between GAC exchange and reactivation services by customers who are relatively new to using GAC for treating DBP precursors.  As they gain experience in using GAC, they are also focusing on optimizing its use in combination with other technologies to minimize their overall costs of treating their water supplies.  In the short term this has reduced the volume of the reactivation exchange market from our previous expectations.  However, these full-scale drinking water treatment operations demonstrates that GAC provides effective DBP protection for longer periods of time confirm the favorable economics of GAC with CMR.  In fact, the Company can use an updated model that comprehends the elongated exchange frequency to show that using GAC is an even less expensive solution than previously thought.  We believe use of this information could enhance our ability to convert the approximately 8000 largest municipal water systems in North America to adopt the use of GAC with CMR services for their water treatment needs.  As such, we expect that the use of GAC by municipalities for treating their water supplies for DBPs or other contaminants, and our related CMR services, will continue to increase.

In addition, a number of other factors are contributing to continued growth of the Company’s municipal drinking water business.  Harmful algal blooms can present a human health risk to community drinking water supplies; both GAC and PAC have been used successfully to protect against the intrusion of algal toxins in drinking water systems. Use of GAC can protect water treatment plants from the harmful effects of algal bloom toxicity, while increased dosing of PAC can also help when algal blooms are detected.  There has been an increased public awareness and sensitivity to man-made chemical contaminants in drinking water systems.  These chemicals from industrial processes can contaminate groundwater wells and are currently unregulated.  It is expected that these contaminants will be regulated in the upcoming EPA cVOC Groundwater Rule.  Chemical spills in waterways that serve as sources for drinking water highlight the need for utilities that draw from such sources to provide barrier defenses against such events.  GAC is an ideal technology for this purpose and we expect growth in this area as more utilities look to install GAC to provide protection against spills.  The drought conditions that remain prevalent in the western United States are also driving increased interest in direct potable reuse, where wastewater is further treated via advanced technologies such as GAC and ultraviolet light and then fed directly into the drinking water supplies.  While the number of communities that have instituted direct potable reuse is currently small, many more are now studying implementation of this approach, driven by the scarcity of water.

As more municipalities move to install GAC for the various reasons mentioned, the Company expects to see growth in its custom municipal reactivation (CMR) service business.   In many cases, municipalities engage in a long term plan for CMR services at the time of their initial fill of GAC.   In other circumstances, customers convert to the use of CMR services, rather than replacing spent carbon with virgin GAC, due to the affordability of this process.  CMR business arrangements can be through either multi-year contracts for the services or through a periodic bidding process when the service is required.

In Europe, the Company was awarded a multi-year contract by a large water provider in the United Kingdom (UK).  The Company will supply virgin carbon and reactivation services for up to a ten year period and plans to restart and upgrade its Tipton plant in the UK for that purpose.  The planned upgrades are estimated to require $9.5 million of capital.  This plant has been undergoing equipment modifications and a significant capacity expansion to over 20 million pounds of reactivation capacity per year.   The plant should return to operation with the additional capacity and planned upgrades completed in the first quarter of 2016.

China also announced that it will commit billions of dollars to water and wastewater improvements.  Investments are underway, but have been slower than anticipated.  The Company continues to monitor this situation closely.  China has also tightened the regulations for VOC emissions, which is resulting in new reactivation opportunities.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that global demand for its ultraviolet light (UV) systems will continue for a variety of applications including drinking water, waste water, and advanced oxidation.

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard (USCG) issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the USCG by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of January 15, 2016, 3,866 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the USCG is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  In December 2015, the USCG decided it would not allow the Company, and several other manufacturers of ultraviolet light-based ballast water treatment systems, to use the Most Probable Number (MPN) test method for purposes of testing the Company’s system to apply for type approval under USCG regulations.  Although the Company has appealed the USCG’s decision, its ramifications, if upheld, could have an adverse effect on the Company’s ability to compete in the market for ballast water treatment systems for vessels discharging ballast water in U.S. waterways and ports, or cause the Company to invest time and incur additional expenses to redesign its system.

There are five Independent Laboratories (IL) approved by the USCG to work with manufacturers in the Type Approval process:  NSF International (NSF), located in Ann Arbor, Michigan, Det Norske Veritas (DNV) AS, located in Hovik, Norway, Korean Register of Shipping, located in Busan, Korea, Control Union Certifications BV located in the Netherlands, and Lloyd’s Register EMEA located in the United Kingdom.  The IL’s have begun working with manufacturers on testing for U.S. Type Approval — a process that is expected to take from one to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years after their original compliance date if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the USCG.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the USCG that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 47 countries representing 34.35% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a six-year period following ratification and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems.  The Company believes that the total ballast water treatment market for equipment will approximate $18 billion to $28 billion after ratification of the BWMC.  Factors influencing the size of the market include the number of manufacturers who are ultimately able to effectively serve this market and ongoing uncertainties surrounding the USCG type approval process.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales are expected to be for systems retrofitted into existing ships.  During 2012, 2013, 2014 and 2015, the number of new ship builds was significantly lower than in prior years and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the fore mentioned USCG extensions.  This, along with the more recent shift in oil and gas economics has suppressed the number of Hyde GUARDIAN® orders received.  During 2015, the Company sold 50 ballast water treatment systems.  During 2014, 2013, 2012, and 2011, the Company sold 113, 64, 68 and 82 ballast water treatment systems, respectively.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold approximately 450 systems valued at nearly $88 million.

Backlog for the Equipment segment as of December 31, 2015 was $18.5 million, while backlog as of December 31, 2014 was $19.8 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk

In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of activated carbon products.  Coal and natural gas, which are significant to the manufacturing of activated carbon, have market prices that fluctuate regularly.  Based on the estimated 2016 usage and price of coal and natural gas not under contract as of January 1, 2016, a hypothetical 10% increase (or decrease) in the price of coal and natural gas, would result in the pre-tax loss (or gain) of $0.5 million and $0.6 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts or derivative contracts to hedge the purchase of a percentage of the estimated need of coal and natural gas at fixed prices.  The future commitments under the long-term contracts, which provide economic hedges, are disclosed within Note 15 of the consolidated financial statements in Item 8 of this Annual Report.  The fair value of the cash-flow hedges for natural gas is disclosed in Note 6 of the consolidated financial statements in Item 8 of this Annual Report.

Interest Rate Risk

The Company’s net exposure to interest rate risk consists primarily of borrowings under its U.S. and Japanese borrowing arrangements described within Note 8 of the consolidated financial statements in Item 8 of this Annual Report.  The Company’s U.S. Credit Facility bears interest at rates that are based off of the prime rate, LIBOR, or Fed Funds rate, plus a margin rate based on the Company’s leverage ratio.  As of December 31, 2015, the Company had $107.7 million of borrowings under the U.S. Credit Agreement. The Company’s Japanese loan agreements also bear interest at variable rates. As of December 31, 2015, the Company had $3.7 million of borrowings under the Japanese loan agreements.  A hypothetical one percentage point increase in the interest rates on the December 31, 2015 outstanding balances under the Company’s variable rate borrowing arrangements would cause annual interest costs to increase by $1.1 million.

Foreign Currency Exchange Risk

The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars.  The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures.  A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Mexican Peso, Brazilian Real, Chinese Yuan, Japanese Yen, Singapore Dollar, Danish Krone, Swedish Krona, and Euro as of December 31, 2015 would result in a pre-tax loss (or gain) of approximately $1.8 million.  The foreign currency forward exchange contracts purchased during 2015 have been accounted for according to ASC 815 “Derivatives and Hedging.”

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness.  Based on this evaluation, management believes that, as of December 31, 2015, the Company’s internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements.  Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears on the next page.

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

The Company re-implemented SAP as of July 1, 2015.  As a result, the Company experienced certain changes to its processes and procedures which, in turn, resulted in changes to the Company’s internal control over financial reporting.  As previously disclosed in the Quarterly Report on Form 10-Q for the period ended September 30, 2015, the Company did not maintain effective monitoring controls over user provisioning, which is the process of assigning access to data and transaction execution capabilities within the SAP environment.  Sensitive SAP access was not removed within an acceptable timeframe after the implementation resulting in a potential that certain personnel had the opportunity to perform conflicting duties or unauthorized actions within the system.

During the fourth quarter of 2015, the Company re-evaluated and re-implemented monitoring controls over user provisioning within the SAP environment and as of December 31, 2015 they were effective.  During 2016, the Company plans to continue to review and evaluate the ERP system functionality to enhance and strengthen internal controls over financial reporting by automating manual processes and standardizing business processes and reporting across the organization.

Other than the changes with respect to the ERP system as described above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2015, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNAL CONTROLS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Moon Township, Pennsylvania

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2016

FINANCIAL STATEMENTS — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Moon Township, Pennsylvania

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Calgon Carbon Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2016

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands except per share data)	2015	2014	2013

Net sales	$535,004	$555,103	$547,939

Cost of products sold (excluding depreciation and amortization)	343,522	363,014	366,962
Depreciation and amortization	35,453	30,470	28,938
Selling, general and administrative expenses	84,810	80,860	76,958
Research and development expenses	6,425	6,406	6,037
Restructuring income	—	(252)	(129)
Litigation and other contingencies (Note 16)	—	—	284
	470,210	480,498	479,050

Income from operations	64,794	74,605	68,889

Interest income	58	77	136
Interest expense	(773)	(263)	(462)
Other expense — net	(693)	(1,911)	(1,364)

Income before income tax provision	63,386	72,508	67,199

Income tax provision (Note 14)	19,923	23,138	21,486

Net income	43,463	49,370	45,713

Other comprehensive (loss) income, net of tax (Note 12)
Foreign currency translation	(13,013)	(14,850)	(305)
Defined benefit pension plans	(116)	(11,908)	15,268
Derivatives	(991)	388	424
Total other comprehensive (loss) income	(14,120)	(26,370)	15,387

Total comprehensive income	$29,343	$23,000	$61,100

Net income per common share
Basic	$0.84	$0.93	$0.85
Diluted	$0.82	$0.92	$0.84

Dividends per common share	$0.20	$—	$—

Weighted average shares outstanding, in thousands
Basic	51,902	53,042	53,898
Diluted	52,709	53,941	54,671

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands except per share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$53,629	$53,133
Receivables (net of allowance of $1,675 and $1,526)	96,674	95,232
Revenue recognized in excess of billings on uncompleted contracts	9,156	10,763
Inventories	110,364	98,446
Deferred income taxes — current	22,537	19,827
Other current assets	15,365	15,561
Total current assets	307,725	292,962
Property, plant and equipment, net	311,019	290,586
Intangibles, net	5,961	6,281
Goodwill	25,777	26,197
Deferred income taxes — long-term	2,816	2,870
Other assets	3,220	2,765
Total assets	$656,518	$621,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$53,624	$53,614
Restructuring reserve	92	280
Billings in excess of revenue recognized on uncompleted contracts	3,581	5,430
Payroll and benefits payable	13,753	14,725
Accrued income taxes	2,091	537
Short-term debt	—	833
Current portion of long-term debt	7,500	—
Total current liabilities	80,641	75,419
Long-term debt	103,941	70,448
Deferred income taxes — long-term	41,383	31,879
Accrued pension and other liabilities	36,562	38,442
Total liabilities	262,527	216,188
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 57,646,683 and 57,469,389 shares issued	576	575
Additional paid-in capital	181,713	176,475
Retained earnings	398,627	365,594
Treasury stock, at cost, 10,232,612 and 8,196,372 shares	(145,295)	(109,661)
Accumulated other comprehensive loss	(41,630)	(27,510)
Total stockholders’ equity	393,991	405,473
Total liabilities and stockholders’ equity	$656,518	$621,661

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2015	2014	2013

Cash flows from operating activities
Net income	$43,463	$49,370	$45,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,453	30,470	28,938
Employee benefit plan provisions	2,044	1,186	2,451
Stock-based compensation	3,761	3,748	3,128
Deferred income tax expense	6,782	9,213	4,935
Restructuring income	—	(252)	(129)
Restructuring cash payments	—	(87)	(3,140)
Changes in assets and liabilities — net of effects from foreign exchange:
(Increase) decrease in receivables	(4,751)	(3,137)	1,805
(Increase) decrease in inventories	(14,805)	7,907	(5,269)
Decrease (increase) in revenue in excess of billings on uncompleted contracts and other current assets	53	(5,503)	8,380
Increase (decrease) in accounts payable and accrued liabilities	1,112	(4,103)	(14,235)
Pension contributions	(3,056)	(3,505)	(4,717)
Other items — net	(175)	(959)	(1,082)
Net cash provided by operating activities	69,881	84,348	66,778

Cash flows from investing activities
Proceeds from sale of assets and businesses — net of cash	—	451	642
Capital expenditures	(62,264)	(63,459)	(30,271)
Government grants received	—	1,209	1,709
Net cash used in investing activities	(62,264)	(61,799)	(27,920)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term (Note 8)	1,643	3,330	4,925
Japanese working capital loan repayments — short-term (Note 8)	(2,490)	(4,301)	(19,142)
U.S. credit agreement borrowings — long-term (Note 8)	111,400	97,200	113,047
U.S. credit agreement repayments — long-term (Note 8)	(70,400)	(56,750)	(131,047)
Proceeds of debt obligations	—	—	10,476
Reductions of debt obligations	—	(1,880)	(5,876)
Treasury stock purchased (Note 11)	(35,634)	(40,190)	(3,334)
Common stock dividends paid	(10,430)	—	—
Proceeds from the exercise of stock options	1,095	2,199	4,066
Net cash used in financing activities	(4,816)	(392)	(26,885)

Effect of exchange rate changes on cash and cash equivalents	(2,305)	(1,966)	2,808

Increase in cash and cash equivalents	496	20,191	14,781
Cash and cash equivalents, beginning of year	53,133	32,942	18,161
Cash and cash equivalents, end of year	$53,629	$53,133	$32,942

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other		Treasury		Total
	Stock	Common	Paid-In	Retained	Comprehensive		Stock	Treasury	Stockholders’
(Dollars in thousands)	Shares	Stock	Capital	Earnings	Income (Loss)	Sub-Total	Shares	Stock	Equity
Balance, December 31, 2012	56,450,632	$564	$168,599	$270,511	$(16,527)	$423,147	6,415,176	$(71,850)	$351,297

2013
Net income	—	—	—	45,713	—	45,713	—	—	45,713
Other comprehensive income, net of tax (Note 12)	—	—	—	—	15,387	15,387	—	—	15,387
Employee and director stock plans	441,084	4	7,438	—	—	7,442	—	—	7,442
Accelerated share repurchase (Note 11)	340,334	4	(5,717)	—	—	(5,713)	(340,334)	5,713	—
Share repurchase (Note 11)	—	—	—	—	—	—	146,800	(2,991)	(2,991)
Treasury stock purchased	—	—	—	—	—	—	20,684	(343)	(343)
Balance, December 31, 2013	57,232,050	$572	$170,320	$316,224	$(1,140)	$485,976	6,242,326	$(69,471)	$416,505

2014
Net income	—	—	—	49,370	—	49,370	—	—	49,370
Other comprehensive loss, net of tax (Note 12)	—	—	—	—	(26,370)	(26,370)	—	—	(26,370)
Employee and director stock plans	237,339	3	6,155	—	—	6,158	—	—	6,158
Share repurchase (Note 11)	—	—	—	—	—	—	1,930,841	(39,725)	(39,725)
Treasury stock purchased	—	—	—	—	—	—	23,205	(465)	(465)
Balance, December 31, 2014	57,469,389	$575	$176,475	$365,594	$(27,510)	$515,134	8,196,372	$(109,661)	$405,473

2015
Net income	—	—	—	43,463	—	43,463	—	—	43,463
Other comprehensive loss, net of tax (Note 12)	—	—	—	—	(14,120)	(14,120)	—	—	(14,120)
Cash dividends	—	—	—	(10,430)	—	(10,430)	—	—	(10,430)
Employee and director stock plans	177,294	1	5,238	—	—	5,239	—	—	5,239
Share repurchase (Note 11)	—	—	—	—	—	—	2,002,444	(34,952)	(34,952)
Treasury stock purchased	—	—	—	—	—	—	33,796	(682)	(682)
Balance, December 31, 2015	57,646,683	$576	$181,713	$398,627	$(41,630)	$539,286	10,232,612	$(145,295)	$393,991

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calgon Carbon Corporation

(Dollars in thousands, except per share amounts or as otherwise noted)

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

Labor Agreements

Collective bargaining agreements cover approximately 28% of the Company’s labor force as of December 31, 2015 that expire from  2016 through 2019.

Foreign Currency

Substantially all assets and liabilities of the Company’s international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments represent other comprehensive income or loss and are accumulated in a separate component of stockholders’ equity. Transaction gains and losses are included in Other expense-net.

Revenue Recognition

Revenue and related costs are recognized when goods are shipped or services are rendered to customers provided that ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable, persuasive evidence of an arrangement exists and collection is reasonably assured. Revenue for major equipment projects is recognized under the percentage of completion method. The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion. The nature of the contracts are generally fixed price with milestone billings. The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion. In applying the percentage of completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion. As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change is identified. The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage of completion method; however, due to uncertainties inherent in the estimation process, it is possible that actual project costs at completion could vary from estimates. The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs. Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments made with an original maturity of three months or less to be cash equivalents.  From time to time, the Company could have cash deposited with financial institutions in excess of federally insured limits.  As of December 31, 2015 and 2014, the Company had zero and $3.1 million, respectively, of cash deposits with U.S. financial institutions in excess of federally insured limits.  The Company’s foreign subsidiaries held cash and cash equivalents of $45.1 million and $41.7 million as of December 31, 2015 and 2014, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables. The Company places its cash with financial institutions and invests in low-risk, highly liquid instruments. With respect to customer receivables, the Company believes that it has no significant concentration of credit risk as no single customer accounted for more than 10 percent of gross annual revenues as of December 31, 2015.  The Company closely monitors the credit risk associated with its customers and to date has not experienced material losses.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with guidance within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350 “Intangibles - Goodwill and Other” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. None of the Company’s identifiable intangible assets other than goodwill have indefinite lives.

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

The Company’s identifiable intangible assets other than goodwill have finite lives. Certain of these intangible assets, such as customer relationships, are amortized using an accelerated methodology while others, such as patents, are amortized on a straight-line basis over their estimated useful lives.  In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by guidance within ASC 360 “Property, Plant, and Equipment.”

Long-Lived Assets

The Company evaluates long-lived assets under the provisions of ASC 360 “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss for an asset group reduces only the carrying amounts of a long-lived asset or assets of the group being evaluated. The loss is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group does not reduce the carrying amount of that asset below its fair value whenever that fair value is determinable without undue cost and effort. Estimates of future cash flows to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. The future cash flow estimates used by the Company exclude interest charges.

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

The Company’s financial instruments, excluding derivative instruments, consist primarily of cash and cash equivalents, short and long-term debt as well as accounts receivable and accounts payable. The fair value of accounts receivable and accounts payable approximates their carrying value because of the short-term maturity of the instruments.

Derivative Instruments

The Company applies ASC 815 “Derivatives and Hedging” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates or the prices of natural gas. The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties.  In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts. The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.  Changes in the value of the derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and meets certain other criteria. The Company does not hold derivative financial instruments for trading purposes.

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

Stock-Based Compensation

The Company applies ASC 718 “Compensation — Stock Compensation.” In accordance with guidance within ASC 718, compensation expense for stock options is recorded over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. For time vested restricted stock awards, the nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period. For certain performance based stock awards, the initial grant date fair value of the performance stock awards that vest subject to a market condition is determined using a Monte Carlo simulation model and is expensed on a straight-line basis over the performance period.  For certain performance based stock awards that vest subject to a performance condition, the initial grant date fair value is the market price of the underlying common stock.  This fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  The Company’s stock-based compensation plans are more fully described in Note 10.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.  ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.  In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted as of annual reporting periods beginning after December 15, 2016.  Entities have the option of using either a full retrospective or a modified retrospective approach.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” which requires that all deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, be classified as noncurrent in a classified balance sheet.  Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance.   The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The adoption of this ASU will result in a reclassification between current and noncurrent assets on the Company’s consolidated financial statements.

2. Inventories

	December 31
	2015	2014
Raw materials	$23,327	$26,860
Finished goods	87,037	71,586
Total	$110,364	$98,446

Inventories are recorded net of reserves of $2.4 million and $2.3 million for obsolete and slow-moving items as of December 31, 2015 and 2014, respectively.

3. Property, Plant and Equipment

	December 31
	2015	2014
Land and improvements	$32,522	$26,209
Buildings	67,841	68,046
Machinery, equipment and customer capital	458,975	466,223
Computer hardware and software	41,850	27,158
Furniture and vehicles	10,534	8,570
Construction-in-progress	32,141	29,194
	643,863	625,400
Less accumulated depreciation	(332,844)	(334,814)
Net	$311,019	$290,586

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 totaled $33.7 million, $28.2 million, and $26.8 million, respectively.

4. Goodwill and Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill, as required, on December 31 of each year.  For purposes of the test, the Company has identified six reporting units as defined within ASC 350 “Intangibles — Goodwill and Other” at a regional level for the Activated Carbon and Service segment and at the technology level for the Equipment segment and has allocated goodwill to these reporting units accordingly.  These reporting units consist of the Activated Carbon and Service segment which is segregated into two regional reporting units, the Americas/Asia and Europe, the Equipment segment which is segregated by technology (a) carbon adsorption, (b) ultraviolet light, and (c) ion exchange, and the Consumer segment which includes the charcoal cloth reporting unit.  The goodwill associated with the Consumer segment is not material and has not been allocated below the segment level.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2015 and 2014 are as follows:

	Activated
	Carbon and	Equipment	Consumer
	Service Segment	Segment	Segment	Total
Balance as of January 1, 2014	$19,961	$6,531	$60	$26,552
Foreign currency translation	(208)	(147)	—	(355)
Balance as of December 31, 2014	19,753	6,384	60	26,197
Foreign currency translation	(149)	(271)	—	(420)
Balance as of December 31, 2015	$19,604	$6,113	$60	$25,777

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2015 and 2014, respectively:

	December 31, 2015
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	20.0 Years	$676	$—	$(656)	$20
Customer Relationships	15.9 Years	10,450	(303)	(9,526)	621
Product Certification	7.2 Years	10,954	(95)	(6,259)	4,600
Unpatented Technology	20.0 Years	3,183	—	(2,996)	187
Licenses	20.0 Years	964	(119)	(312)	533
Total	13.8 Years	$26,227	$(517)	$(19,749)	$5,961

	December 31, 2014
	Weighted
	Average	Gross			Net
	Amortization	Carrying	Foreign	Accumulated	Carrying
	Period	Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Patents	20.0 Years	$676	$—	$(636)	$40
Customer Relationships	15.9 Years	10,450	(270)	(9,198)	982
Product Certification	6.0 Years	9,470	(62)	(5,182)	4,226
Unpatented Technology	18.4 Years	3,183	—	(2,722)	461
Licenses	20.0 Years	964	(117)	(275)	572
Total	12.7 Years	$24,743	$(449)	$(18,013)	$6,281

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.7 million, $2.2 million, and $2.1 million, respectively, of amortization expense related to intangible assets.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2016	$1,549
2017	901
2018	717
2019	510
2020	420

5. Fair Value Measurements

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 6 and 8 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	December 31, 2015		December 31, 2014
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Cash and cash equivalents	1	$53,629	$53,629	$53,133	$53,133
Derivative assets	2	468	468	2,155	2,155
Derivative liabilities	2	(783)	(783)	(861)	(861)
Acquisition earn-out liability	2	(163)	(163)	(670)	(670)
Short-term debt	2	—	—	(833)	(833)
Long-term debt, including current portion	2	(111,441)	(111,441)	(70,448)	(70,448)

Accounts receivable and accounts payable included in the consolidated balance sheets approximate fair value and are excluded from the table above.  The fair value of cash and cash equivalents are based on quoted prices.  The fair value of derivative assets and liabilities are measured based on inputs from market sources that aggregate data based upon market transactions.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s consolidated balance sheets. The Company’s debt primarily bears interest based on the prime rate, LIBOR, or Fed Funds rate and, accordingly, the carrying value of these obligations equals fair value.

6. Derivative Instruments

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

The Company accounts for its derivative instruments under ASC 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness are recorded directly to current earnings, in other expense — net.

The fair value of outstanding derivative contracts in the consolidated balance sheets was as follows:

		December 31
Asset Derivatives	Balance Sheet Locations	2015	2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$411	$1,665
Foreign exchange contracts	Other assets	6	182

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	51	308
Total asset derivatives		$468	$2,155

		December 31
Liability Derivatives	Balance Sheet Locations	2015	2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$13	$—
Natural gas contracts	Accounts payable and accrued liabilities	586	427
Foreign exchange contracts	Accrued pension and other liabilities	3	—
Natural gas contracts	Accrued pension and other liabilities	89	372

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	92	62
Total liability derivatives		$783	$861

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31
(in thousands except for mmbtu)	2015	2014	2013
Natural gas contracts (mmbtu)	955,000	810,000	525,000
Foreign exchange contracts	$37,016	$41,237	$44,110

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

	December 31, 2015		December 31, 2014
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$468	$783	$2,155	$861
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(67)	(67)	(26)	(26)
Net amount	$401	$716	$2,129	$835

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
	December 31
	2015	2014	2013
Foreign exchange contracts	$647	$2,095	$1,326
Natural gas contracts	(984)	(782)	135
Total	$(337)	$1,313	$1,461

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
	December 31
	2015	2014	2013
Foreign exchange contracts	$2,077	$484	$1,018
Natural gas contracts	(941)	221	(555)
Total	$1,136	$705	$463

(1) Assuming market rates remain constant with the rates as of December 31, 2015, a loss of $0.2 million is expected to be recognized in earnings over the next 12 months.

	Amount of Gain or (Loss) Recognized
	in Earnings on Derivatives (Ineffective Portion
	and Amount Excluded from Effectiveness Testing)
	December 31
	2015	2014	2013
Foreign exchange contracts	$—	$—	$198
Total	$—	$—	$198

Derivatives Not Designated as Hedging Instruments

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings, in other expense — net as follows:

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	December 31
	2015	2014	2013
Foreign exchange contracts	$(1,042)	$(511)	$1,256
Total	$(1,042)	$(511)	$1,256

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date. The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
	2015	2014
Balance as of January 1	$1,449	$2,196
Payments and replacement product	(677)	(1,210)
Additions to warranty reserve for warranties issued during the period	485	647
Change in the warranty reserve for pre-existing warranties	(5)	(184)
Balance as of December 31	$1,252	$1,449

8. Borrowing Arrangements

	December 31
Short-Term Debt	2015	2014
Borrowings under Japanese Working Capital Loan	$—	$833
Total Short-Term Debt	$—	$833

	December 31
Long-Term Debt	2015	2014
U.S. Credit Agreement Borrowings	$107,700	$66,700
Japanese Term Loan Borrowings	3,741	3,748
Total Long-Term Debt	$111,441	$70, 448
Less Current Portion of Long-Term Debt	(7,500)	—
Net Long-Term Debt	$103,941	$70,448

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

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expire on November 6, 2020.  The full amount of the Delayed Draw Term Loans is outstanding as of December 31, 2015.  Beginning January 1, 2016, quarterly repayments are required equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  As a result, as of December 31, 2015, $7.5 million is shown as current portion of long-term debt within the consolidated balance sheet.

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

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating

Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 1.25% to 1.40% as of December 31, 2015, and 1.17% to 1.31% as of December 31, 2014.

Total outstanding borrowings under the Revolver were $32.7 million and $21.7 million as of December 31, 2015 and 2014, respectively.  Total availability under the Revolver as of December 31, 2015 and 2014 was $189.9 million and $201.1 million, respectively, after considering borrowings and outstanding letters of credit of $2.4 million and $2.2 million, respectively.  Total outstanding borrowings under the Delayed Draw Term Loan were $75.0 million and $45.0 million as of December 31, 2015 and 2014, respectively.  Total availability under the Delayed Draw Term Loan as of December 31, 2015 and 2014 was zero and $30.0 million, respectively.  The outstanding borrowings are shown as current portion of long-term debt and long-term debt within the consolidated balance sheets.  Borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.

Certain of the Company’s domestic subsidiaries unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company is permitted to pay dividends so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50.0 million, and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement. The Company was in compliance with all such covenants as of December 31, 2015.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligations to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Loans

Calgon Carbon Japan (CCJ) maintains a Term Loan Agreement (Japanese Term Loan) and a Working Capital Loan Agreement (Japanese Working Capital Loan).  The Company is jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements. The amount of the assets available to be pledged is in excess of the outstanding obligation as of December 31, 2015.

The Japanese Term Loan provides for a principal amount of 1.0 billion Japanese Yen and bears interest based on the Uncollateralized Overnight Call Rate plus an applicable margin which averaged 0.7% per annum as of December 31, 2015 and 2014. This loan matures on May 10, 2017.  As of both December 31, 2015 and 2014, CCJ had 450 million Japanese Yen or $3.7 million outstanding.  The outstanding borrowings are shown as long-term debt within the consolidated balance sheets.  Borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.

The Japanese Working Capital Loan provides for borrowings up to 1.5 billion Japanese Yen, and bears interest based on the Short-term Prime Rate, which was 1.475% as of December 31, 2014.  During the first quarter of 2015, the maturity date of the Japanese Working Capital Loan was extended to March 31, 2016.  Borrowings and repayments under the Japanese Working Capital Loan have generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  As of December 31, 2015, CCJ had no Japanese Yen outstanding, while as of December 31, 2014 CCJ had 100 million Japanese Yen or $0.8 million outstanding.  The outstanding borrowings are shown as short-term debt within the consolidated balance sheets.  Borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.

Chinese Credit Facility

On August 7, 2015, an amendment was signed to the Uncommitted Revolving Loan Facility Letter (Facility Letter) which was effective as of July 19, 2015 and provides for an uncommitted line of credit totaling 5.0 million Renminbi (RMB) or $0.8 million through July 19, 2016.  The Company is jointly and severally liable as the guarantor under the Facility Letter. There were no outstanding borrowings under this facility as of December 31, 2015 and 2014.

Belgian Loan and Credit Facility

The Company maintains an unsecured Belgian credit facility totaling 2.0 million Euros. There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of December 31, 2015 and 2014, respectively.  Bank guarantees of 0.9 million Euros were issued as of December 31, 2015 and 2014, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of December 31, 2015 and 2014, respectively.

Maturities of Debt

The Company intends to make principal payments on debt outstanding as of December 31, 2015 of $7.5 million in 2016, $11.2 million in 2017, $7.5 million in 2018, $7.5 million in 2019, and $77.7 million in 2020.

Interest Expense

The Company’s interest expense for the years ended December 31, 2015, 2014, and 2013 totaled $0.8 million, $0.3 million, and $0.5 million, respectively. These amounts are net of interest costs capitalized of $0.4 million, $0.6 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

9. Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain union and non-union employees in the U.S. and Europe.  As of December 31, 2015, all of the plans are frozen to new entrants.  In addition, two of the U.S. plans and one of the European plans do not allow for existing participants to continue to earn benefits under the plans.  The Company uses a measurement date of December 31 for all of its pension plans.

During 2015, the Company incurred a settlement charge of $0.8 million in the plans as a result of employee retirements, and paid $3.8 million from plan assets.  During 2014, the Company offered an opportunity to certain eligible terminated vested participants in two of the U.S. plans to elect a lump sum payment of their respective pension benefits which were paid in the fourth quarter of 2014.  As a result, the Company incurred a settlement charge of $1.0 million in 2014 related to such elections and paid $4.4 million from plan assets.  Also in 2014, the Society of Actuaries released a new mortality table — RP-2014, and a new projection scale — MP-2014.  As a result of these new tables, the Company changed its mortality assumptions for its U.S. plans in 2014.  The Company adopted the new RP-2014 mortality table and a modified version of the new MP-2014 projection scale for the U.S. Qualified Plans which resulted in an increase in the projected benefit obligation of approximately $5.8 million in 2014.  Also in 2014, the projected benefit obligation increased by approximately $12.3 million due to a change in the discount rate assumption.

U.S. Pension Plans

For U.S. plans, the following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2015 and the funded status as of December 31 for both years:

	2015	2014

Change in Projected Benefit Obligations
Projected benefit obligations as of January 1	$117,319	$102,309
Service cost	1,136	895
Interest cost	4,499	4,815
Actuarial (gain) loss	(7,551)	17,544
Benefits paid	(4,022)	(3,831)
Settlement	(2,443)	(4,413)
Projected benefit obligations as of December 31	108,938	117,319

Change in Plan Assets
Fair value of plan assets as of January 1	98,395	99,784
Actual return on plan assets	(3,830)	5,329
Employer contributions	1,282	1,526
Benefits paid	(4,022)	(3,831)
Settlement	(2,443)	(4,413)
Fair value of plan assets as of December 31	89,382	98,395
Funded status as of December 31	$(19,556)	$(18,924)

Amounts recognized in the Balance Sheets:
Noncurrent asset — Other assets	$273	$280
Current liability — Payroll and benefits payable	(82)	(82)
Noncurrent liability — Accrued pension and other liabilities	(19,747)	(19,122)
Net amount recognized	$(19,556)	$(18,924)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

	2015	2014
Accumulated prior service cost	$—	$15
Accumulated net actuarial loss	38,741	38,606
Net amount recognized, before tax effect	$38,741	$38,621

The accumulated benefit obligation as of December 31, 2015 and 2014 was $105.6 million and $113.3 million, respectively.

For U.S. plans, the assumptions used to determine benefit obligations are shown in the following table:

	2015	2014
Weighted average actuarial assumptions as of December 31:
Discount rate	4.38%	4.01%
Rate of increase in compensation levels	3.00%	3.00%

The following tables set forth the fair values of the Company’s U.S. pension plans assets as of December 31, 2015 and 2014:

	Fair Value Measurements as of December 31, 2015
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$4,300	$262	$4,038	$—
Equity Securities
Large Cap (a)	19,329	19,329	—	—
Small/Mid Cap (b)	9,598	9,598	—	—
Equities Blend (c)	257	257	—	—
International Equity (d)	5,607	5,607	—	—
Emerging Markets (e)	5,056	5,056	—	—
Fixed Income Securities
Corporate Bonds (f)	23,777	—	23,777	—
Government Bonds (g)	13,945	1,487	12,458	—
International Bonds (h)	3,531	—	3,531	—
Miscellaneous
Commodities (j)	1,768	1,768	—	—
Real Estate (k)	2,214	2,214	—	—
Total	$89,382	$45,578	$43,804	$—

	Fair Value Measurements as of December 31, 2014
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$2,610	$—	$2,610	$—
Equity Securities
Large Cap (a)	21,252	21,252	—	—
Small/Mid Cap (b)	12,906	12,906	—	—
Equities Blend (c)	826	826	—	—
International Equity (d)	9,036	9,036	—	—
Emerging Markets (e)	5,852	5,852	—	—
Fixed Income Securities
Corporate Bonds (f)	19,179	1,107	18,072	—
Government Bonds (g)	15,045	11,968	3,077	—
International Bonds (h)	2,588	—	2,588	—
Mortgage/Asset Backed (i)	4,089	—	4,089	—
Miscellaneous
Commodities (j)	3,077	3,077	—	—
Real Estate (k)	1,935	1,935	—	—
Total	$98,395	$67,959	$30,436	$—

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

As of December 31, 2015 and 2014, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for U.S. pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	2015	2014	2015	2014
Projected benefit obligation	$99,920	$107,682	$99,920	$107,682
Accumulated benefit obligation	$96,532	$103,690	$96,532	$103,690
Fair value of plan assets	$80,091	$88,478	$80,091	$88,478

Information about the expected cash flows by year for the U.S. pension plans follows:

Employer contributions
2016	$—

Benefit Payments
2016	$6,412
2017	5,851
2018	6,358
2019	6,704
2020	6,966
2021 — 2025	34,974

The following table provides the components of net periodic pension costs of the U.S. plans:

	Year Ended December 31
	2015	2014	2013
Service cost	$1,136	$895	$1,165
Interest cost	4,499	4,815	4,423
Expected return on assets	(7,070)	(7,541)	(6,660)
Amortization of prior service cost	15	74	74
Net actuarial loss amortization	2,606	877	3,519
Settlement	607	1,025	—
Net periodic pension cost	$1,793	$145	$2,521

The 2015 settlement was a result of employee retirements, while the 2014 settlement was a result of an opportunity for certain eligible terminated vested participants to elect a lump sum payment of their respective pension benefits.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31
	2015	2014	2013
Current year actuarial (loss) gain	$(3,348)	$(19,756)	$21,997
Amortization of actuarial loss	2,606	877	3,519
Amortization of prior service cost	15	74	74
Settlement	607	1,025	—
Total recognized in other comprehensive income (loss)	$(120)	$(17,780)	$25,590
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(1,913)	$(17,925)	$23,069

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2016 are as follows:

Net actuarial loss	$3,136
Total as of December 31	$3,136

For U.S. plans, the assumptions used in the measurement of net periodic pension cost are shown in the following table:

	2015	2014	2013
Weighted average actuarial assumptions as of December 31:
Discount rate	4.01%	4.88%	3.92%
Expected annual return on plan assets	7.50%	7.75%	7.75%
Rate of increase in compensation levels	3.00%	3.50%	4.00%

The discount rates that the Company utilizes for its Qualified Plans to determine pension obligations are based on a review of long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency.  The expected rate of return on plan assets was determined by the Company based on a review of asset class return expectations, as well as long-term inflation assumptions.  The Company also considered historical returns on asset classes and investment mix.  The expected long-term return on the U.S. Qualified Plans’ assets is based on an asset allocation assumption of approximately 40%-50% equity securities, 45%-55% fixed income securities, and 5% with other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

European Pension Plans

For European plans, the following tables provide a reconciliation of changes in the plan’s benefit obligations and fair value of assets over the two-year period ended December 31, 2015 and the funded status as of December 31 of both years:

	2015	2014
Change in Projected Benefit Obligations
Projected benefit obligations as of January 1	$42,886	$42,367
Service cost	288	342
Interest cost	1,250	1,653
Employee contributions	71	88
Actuarial loss	(64)	4,097
Benefits paid	(1,091)	(1,781)
Settlement	(1,383)	—
Foreign currency exchange rate changes	(2,756)	(3,880)
Projected benefit obligations as of December 31	39,201	42,886

Change in Plan Assets
Fair value of plan assets as of January 1	31,025	29,586
Actual return on plan assets	646	3,529
Employer contributions	1,774	1,979
Employee contributions	71	88
Benefits paid	(1,091)	(1,781)
Settlement	(1,383)	—
Foreign currency exchange rate changes	(1,691)	(2,376)
Fair value of plan assets as of December 31	29,351	31,025
Funded Status as of December 31	$(9,850)	$(11,861)

Amounts Recognized in the Balance Sheets:
Noncurrent asset — Other assets	$1,258	$1,046
Current liability — Payroll and benefits payable	(450)	(498)
Noncurrent liability — Accrued pension and other liabilities	(10,658)	(12,409)
Net amount recognized	$(9,850)	$(11,861)

Amounts recognized in Accumulated Other Comprehensive Income consist of:

	2015	2014
Accumulated net actuarial loss	$8,039	$8,076
Net amount recognized, before tax effect	$8,039	$8,076

The accumulated benefit obligation as of December 31, 2015 and 2014 was $37.1 million and $41.3 million, respectively.

For European plans, the assumptions used to determine end of year benefit obligations are shown in the following table:

	2015	2014
Weighted average actuarial assumptions as of December 31:
Discount rate	3.15%	3.00%
Rate of increase in compensation levels	3.37%	3.38%

The following tables set forth the fair values of the Company’s European pension plans assets as of December 31, 2015 and 2014:

	Fair Value Measurements as of December 31, 2015
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$1,997	$1,997	$—	$—
Equity Securities
M&G PP Discretionary Fund (a)	4,673	4,673	—	—
Global Equity 60-40 Index (b)	5,412	5,412	—	—
Fixed Income Securities
Delta Lloyd Fixed Income (c)	1,864	—	—	1,864
Corporate Bonds (d)	5,022	5,022	—	—
Government Bonds (e)	6,913	6,913	—	—
Real Estate (f)	2,211	2,211	—	—
Insurance Reserves (g)	1,259	—	—	1,259
Total	$29,351	$26,228	$—	$3,123

	Fair Value Measurements as of December 31, 2014
		Quoted Prices
		In Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$611	$611	$—	$—
Equity Securities
M&G PP Discretionary Fund (a)	4,922	4,922	—	—
Global Equity 60-40 Index (b)	5,475	5,475	—	—
Fixed Income Securities
Delta Lloyd Fixed Income (c)	3,481	—	—	3,481
Corporate Bonds (d)	5,417	5,417	—	—
Government Bonds (e)	7,628	7,628	—	—
Real Estate (f)	2,192	2,192	—	—
Insurance Reserves (g)	1,299	—	—	1,299
Total	$31,025	$26,245	$—	$4,780

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

The Company’s Level 3 investments in the Delta Lloyd fixed income fund and insurance reserves were valued using significant unobservable inputs.  Inputs to these valuations include characteristics and quantitative data relating to the assets and reserves, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data.  The following table sets forth changes in fair value measurements using significant unobservable inputs during 2015 and 2014:

	Delta Lloyd Fixed Income	Insurance Reserves

Balance as of January 1, 2014	$4,207	$1,475
Purchases	—	163
Sales/Maturities	(259)	(166)
Foreign currency translation	(467)	(173)
Balance as of December 31, 2014	3,481	1,299
Purchases	—	139
Sales/Maturities	(1,394)	(50)
Foreign currency translation	(223)	(129)
Balance as of December 31, 2015	$1,864	$1,259

As of December 31, 2015 and 2014, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for European pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan’s Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets
	2015	2014	2015	2014
Projected benefit obligation	$28,150	$31,333	$28,150	$31,333
Accumulated benefit obligation	$26,083	$29,698	$26,083	$29,698
Fair value of plan assets	$17,042	$18,426	$17,042	$18,426

Information about the expected cash flows by year for the European pension plans follows:

Employer contributions
2016	$1,874

Benefit Payments
2016	$1,816
2017	1,492
2018	1,445
2019	1,061
2020	1,211
2021 — 2025	7,462

Total benefits expected to be paid include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plan.

The following table provides the components of net periodic pension costs of the European plans:

	Year Ended December 31
	2015	2014	2013
Service cost	$288	$342	$314
Interest cost	1,250	1,653	1,511
Expected return on assets	(1,705)	(1,549)	(1,263)
Net actuarial loss amortization	219	245	203
Settlement	199	—	279
Net periodic pension cost	$251	$691	$1,044

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss)

	Year Ended December 31
	2015	2014	2013
Current year actuarial loss	$(984)	$(2,117)	$(1,046)
Amortization of actuarial loss	219	245	203
Settlement	199	—	279
Foreign currency exchange	603	818	(292)
Total recognized in other comprehensive income (loss)	$37	$(1,054)	$(856)
Total recognized in net periodic pension cost and other comprehensive (loss)	$(214)	$(1,745)	$(1,900)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2016 are as follows:

Net actuarial loss	$235
Total as of December 31	$235

For European plans, the assumptions used in the measurement of the net periodic pension cost are shown in the following table:

	2015	2014	2013
Weighted average actuarial assumptions as of December 31:
Discount rate	3.00%	3.92%	3.99%
Expected annual return on plan assets	5.54%	5.23%	4.91%
Rate of increase in compensation levels	3.38%	3.50%	3.50%

The expected rate of return on plan assets was determined by the Company based on a review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance based on its targeted portfolio mix of approximately 35%-45% equity securities, 45%-55% fixed income securities and 10%-15% other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.

The non-current portion of the U.S. and European pension liabilities of $30.4 million and $31.5 million as of December 31, 2015 and 2014, respectively, is included in accrued pension and other liabilities.

Multi-Employer Pension Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer pension plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of December 31, 2015 and 2014, respectively, the Company has a $0.9 million liability recorded as a component of payroll and benefits payable within its consolidated balance sheets.  Refer to Note 16 for further information related to this multi-employer plan.

Defined Contribution Plans

The Company sponsors a defined contribution plan for certain U.S. employees.  The plan allows for employee contributions, and the Company can make fixed, matching and discretionary contributions to the plan on behalf of its employees.  The Company also makes contributions to the USW 401(k) Plan for certain eligible employees.  Total expenses related to the defined contribution plans were $3.1 million, $2.8 million, and $2.5 million for each of the years ended December 31, 2015, 2014, and 2013, respectively.

10. Stock Compensation Plans

As of December 31, 2015, the Company had one stock-based compensation plan that was adopted in 2008 and is described below.  The former Employee Stock Option Plan and the Non-Employee Directors’ Stock Option Plan (Prior Plans) were terminated and superceded by the 2008 Equity Incentive Plan.  The Prior Plans both had stock-based awards outstanding as of December 31, 2015 and 2014.  The Prior Plans granted stock options and restricted stock to officers, directors and other key employees of the Company.  The stock options were granted at the fair market value on the grant date, became exercisable no less than six months after granted, and, in general, expire ten years after the date of grant.

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

Stock-Based Compensation Expense

The following tables show a summary of the status and activity of stock options for the year ended December 31, 2015:

Employees:

			Weighted-Average
		Weighted-Average	Remaining
		Exercise Price	Contractual Term	Aggregate
	Shares	(per share)	(in years)	Intrinsic Value
Outstanding as of January 1, 2015	890,217	$17.99	5.32	$2,742
Granted	482,166	20.86
Exercised	(62,702)	15.89
Forfeited	(46,920)	20.97
Expired	(10,625)	18.89
Outstanding as of December 31, 2015	1,252,136	$19.08	5.01	$645
Vested and expected to vest as of December 31, 2015	1,252,136	$19.08	5.01	$645
Exercisable as of December 31, 2015	650,877	$17.33	4.12	$645

Non-Employee Directors:

			Weighted-Average
		Weighted-Average	Remaining
		Exercise Price	Contractual Term	Aggregate
	Shares	(per share)	(in years)	Intrinsic Value
Outstanding as of January 1, 2015	51,255	$6.76	1.61	$664
Granted	—	—
Exercised	(11,370)	5.97
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2015	39,885	$6.99	0.81	$379
Vested as of December 31, 2015	39,885	$6.99	0.81	$379
Exercisable as of December 31, 2015	39,885	$6.99	0.81	$379

The following assumptions were used to calculate the fair values of employee stock option grants in each year:

	Year Ended December 31
	2015	2014	2013
Weighted-average grant date fair value per stock option	$3.30	$4.48	$4.51
Expected dividend yield	0.96%	0.00%	0.00%
Expected volatility	19%	21 — 22%	31%
Risk-free interest rates	1.48%	1.51 — 1.73%	0.78%
Expected lives of options	4 years	4 years	4 years

The expected dividend yield is based on the latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.  The expected volatility is based on the historical volatility of the Company’s stock and the implied volatility calculated from traded options on the Company’s stock.  The risk-free interest rates are based on the U.S. Treasury strip rate for the expected life of the option.  For the 2011 through 2015 grants of stock options, the Company used the simplified method for determining the expected life.  This method was used since the Company granted stock options to a different population of its employees, and decreased the term from 10 to 7 years.  As a result of these changes, the Company does not believe that the historical stock option exercise data provides a reasonable basis upon which to estimate the expected life for the 2011 through 2015 grants.

The total grant date fair value of options vested during the years ended December 31, 2015, 2014, and 2013 was $4.49 per share, $4.80 per share, and $5.32 per share, or $1.5 million, $1.3 million, and $1.0 million, respectively.

During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $0.4 million, $1.0 million, and $2.5 million, respectively.  The total amount of cash received from the exercise of options was $1.1 million, $2.2 million, and $4.1 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

Restricted and Performance Based Stock Awards

The grant date fair value of time vested restricted stock awards is the market price of the underlying common stock and is expensed over the vesting period of three years.

Performance stock awards, based on Return on Capital (ROC), vest subject to the satisfaction of this performance condition, at the end of a three-year performance period.  The Company’s actual ROC for the performance period is compared to the target set, and the actual award payout is interpolated.  The ROC award can vest at between zero and 200 percent of the target award.  The grant date fair value of the ROC performance stock is the market price of the underlying common stock.  The fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  No expense was recognized for these awards as it was not considered probable that the performance condition would be achieved.

Performance stock awards, based on Total Stockholder Return (TSR), vest subject to the satisfaction of this market condition, at the end of a three-year performance period.  The Company’s actual TSR for the performance period is compared to the results of its peer companies for the same period with the Company’s relative position in the group determined by percentile rank.  The actual award payout is determined by multiplying the target award by the performance factor percentage based upon the Company’s percentile ranking and can vest at between zero and 200 percent of the target award.  The initial grant date fair value of the TSR performance stock is determined using a Monte Carlo simulation model.  The grant date fair value is expensed on a straight-line basis over the three-year performance period.

The following table shows a summary of the status and activity of employee and non-employee directors’ nonvested stock awards for the year ended December 31, 2015:

		Weighted-		Weighted-		Weighted-
		Average	ROC	Average	TSR	Average
	Restricted	Grant Date	Performance	Grant Date	Performance	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
	Awards	(per share)	Awards (a)	(per share)	Awards (a)	(per share)
Nonvested as of January 1, 2015	219,831	$18.22	77,274	$17.91	68,570	$20.23
Granted	112,586	21.06	25,621	20.74	24,197	21.96
Vested	(117,068)	17.14	—	—	(13,920)	15.31
Forfeited	(10,660)	20.43	(25,953)	16.52	(10,342)	20.88
Nonvested as of December 31, 2015	204,689	$20.28	76,942	$19.33	68,505	$21.74

(a)         The number of shares shown for the performance stock awards is based on the target number of share awards.

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2015, 2014, and 2013 was $21.06 per share, $20.83 per share, and $17.11 per share or $2.4 million, $2.1 million, and $2.2 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2015, 2014, and 2013 was $2.0 million, $1.5 million, and $1.4 million, respectively.

The weighted-average grant date fair value of ROC performance stock awards granted during the years ended December 31, 2015, 2014, and 2013 was $20.74 per share, $20.54 per share, and $17.09 per share or $0.5 million, $0.6 million and $0.6 million, respectively. There were no ROC performance stock awards that vested during the years ended December 31, 2015, 2014, and 2013, respectively.  In addition, the Company did not satisfy the performance condition for the ROC performance stock award that was granted in 2013 and vested in 2016.

The weighted-average grant date fair value of TSR performance stock awards granted during the years ended December 31, 2015, 2014, and 2013, was $21.96 per share, $21.39 per share, and $21.92 per share, or $0.5 million, $0.6 million, and $0.6 million, respectively. The total fair value of TSR performance stock awards vested during the years ended December 31, 2015, 2014, and 2013 was $0.2 million, $0.1 million and zero, respectively.

The following significant assumptions were used for the TSR performance stock awards:

	Year Ended December 31
	2015	2014	2013
Dividend yield	0.96%	0.00%	0.00%
Expected volatility	25.9%	31.5%	37.8%
Risk-free interest rates	0.93%	0.68%	0.34%
Performance period	3 years	3 years	3 years

Total Stock-Based Compensation

Compensation expense related to all stock-based compensation totaled $3.8 million, $3.7 million, and $3.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, and was recognized as a component of selling, general and administrative expense.  The related income tax benefit was $1.2 million, $1.2 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, there was $4.1 million of total future compensation cost related to nonvested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately 1.7 years.

11. Stockholders’ Equity

In November 2012, the Company’s Board of Directors authorized an accelerated share repurchase of Company common stock under a share repurchase program (the Program).  On November 20, 2012, the Company paid a purchase price of $50 million and initially received 3,276,002 shares upon inception of the Program, for an average purchase price of $15.26 per share. The actual number of shares that the Company repurchased under the Program was determined based on a discount to the arithmetic mean of the volume-weighted average prices (VWAP) of the Company’s common stock for each observation date over the course of the applicable calculation period which ended on September 30, 2013.  The actual number of shares repurchased was 340,334 shares less than the number of shares previously delivered, and as a result, the Company sold back that many shares to the counterparty in the form of a private placement of unregistered securities during 2013. The Company’s outstanding common shares used to calculate earnings per share were reduced by the number of repurchased shares pursuant to the Program as they were delivered to the Company, and the $50 million purchase price was recorded as a reduction in stockholders’ equity upon its payment.  In 2013, the Company increased its diluted shares outstanding to reflect the 340,334 shares that were sold back in the form of the private placement.

In December 2013, the Company’s Board of Directors approved an increase in the overall value of shares authorized for repurchase under its Program to $150 million, excluding the November 2012 accelerated share repurchase.  Subsequently, the Company initiated an open market share repurchase program whereby 146,800 shares were repurchased in 2013 at an average price per share of $20.37.  During 2014, the Company repurchased an additional 1,930,841 shares at an average price of $20.57 per share.  During 2015, the Company repurchased an additional 2,002,444 shares at an average price of $17.45 per share.  During the period January 1, 2016 through February 18, 2016, the Company repurchased an additional 518,576 shares at an average price of $15.81 per share.  All of the aforementioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program.  Quarterly dividends of $0.05 per share were declared in each of the four quarters for the year ended December 31, 2015.  In addition, on February 17, 2016, a common stock dividend of $0.05 per share was declared.  No common stock dividends were declared during the years ended December 31, 2014 and 2013.

12. Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2012, net of tax	$17,098	$(33,718)	$93	$(16,527)
Other comprehensive income before reclassifications	727	12,913	689	14,329
Amounts reclassified from other comprehensive income (loss)	(1,032)	2,355	(265)	1,058
Net current period other comprehensive income (loss)	(305)	15,268	424	15,387
Balance as of December 31, 2013, net of tax	$16,793	$(18,450)	$517	$(1,140)
Other comprehensive income (loss) before reclassifications	(14,850)	(12,669)	789	(26,730)
Amounts reclassified from other comprehensive income (loss)	—	761	(401)	360
Net current period other comprehensive income (loss)	(14,850)	(11,908)	388	(26,370)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive (loss) before reclassifications	(13,013)	(2,446)	(199)	(15,658)
Amounts reclassified from other comprehensive income (loss)	—	2,330	(792)	1,538
Net current period other comprehensive (loss)	(13,013)	(116)	(991)	(14,120)
Balance as of December 31, 2015, net of tax	$(11,070)	$(30,474)	$(86)	$(41,630)

Details about Accumulated	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (1)			Affected Line Item in the
Other Comprehensive	Year Ended December 31			Statement where
Income (Loss) Components	2015	2014	2013	Net Income is Presented

Foreign Currency Translation Adjustments:	$—	$—	$1,032	Restructuring (2)
	—	—	1,032	Total before tax
	—	—	—	Tax (expense) or benefit
	$—	$—	$1,032	Net of tax

Defined Benefit Pension Plan Adjustments:
Prior-service costs	$(15)	$(74)	$(74)	(3)
Actuarial losses	(3,631)	(1,122)	(3,722)	(3)
	(3,646)	(1,196)	(3,796)	Total before tax
	1,316	435	1,441	Tax benefit
	$(2,330)	$(761)	$(2,355)	Net of tax
Derivatives:
Foreign exchange contracts	$2,077	$484	$1,018	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	(941)	221	(555)	Cost of products sold (excluding depreciation and amortization)
	1,136	705	463	Total before tax
	(344)	(304)	(198)	Tax expense
	$792	$401	$265	Net of tax
Total reclassifications for the period	$(1,538)	$(360)	$(1,058)	Net of tax

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

The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss was $17.1 million, $17.4 million and $9.7 million as of December 31, 2015, 2014, and 2013, respectively.  The income tax (benefit) expense associated with the Company’s derivatives included in accumulated other comprehensive loss was $(0.1) million, $0.5 million, and $0.3 million as of December 31, 2015, 2014, and 2013, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Year Ended December 31
	2015	2014	2013
Defined benefit pension plan	$183	$(7,202)	$9,840
Derivatives	(521)	184	358

13. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Year Ended December 31
(Dollars in thousands, except per share amounts)	2015	2014	2013
Net income available to common stockholders	$43,463	$49,370	$45,713
Weighted Average Shares Outstanding
Basic	51,902,408	53,042,253	53,897,834
Effect of Dilutive Securities	806,490	898,559	773,195
Diluted	52,708,898	53,940,812	54,671,029

Basic net income per common share	$0.84	$0.93	$0.85
Diluted net income per common share	$0.82	$0.92	$0.84

For the years ended December 31, 2015, 2014 and 2013, there were 818,260, 341,174, and zero stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

14. Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended December 31
	2015	2014	2013
Current
Federal	$5,967	$6,200	$6,180
State and local	577	1,587	1,739
Foreign	6,597	6,138	8,632
	13,141	13,925	16,551
Deferred
Federal	5,471	7,506	5,950
State and local	563	488	(248)
Foreign	748	1,219	(767)
	6,782	9,213	4,935
Provision for income taxes	$19,923	$23,138	$21,486

In the fourth quarter of 2015, the Company completed a U.S. research and development tax credit study for the prior years 2012 — 2014.  The Company recognized a benefit of $1.1 million related to the research and development credit.  During the second quarter of 2014, the Internal Revenue Service (IRS) completed its joint committee review of the Company’s 2008 amended income tax return.  As a result of the conclusion of this examination, the Company received an income tax refund of $2.5 million including tax and interest which was recorded in other current assets within the Company’s consolidated balance sheet as of December 31, 2013.  The Company released net uncertain tax positions including related accrued interest and penalties of $1.4 million as a result of the conclusion of this examination, all of which impacted the Company’s effective tax rate.

Income before income tax provision includes income generated by operations outside the United States of $28.1 million, $29.0 million, and $29.3 million for 2015, 2014, and 2013, respectively.  No provision has been made for U.S. Federal, state, or additional foreign taxes related to approximately $84.1 million of undistributed earnings of foreign subsidiaries which have been indefinitely reinvested.  Determination of the amount of any such unrecognized deferred income tax liability on this temporary difference is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential extent and timing of any such distributions, including withholding taxes.

The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate are as follows:

	Year Ended December 31
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.8	2.2	0.8
Tax rate differential on foreign income	(3.1)	(2.9)	(1.5)
Nonrecurring adjustments related to sale of foreign subsidiary	—	—	(2.2)
Permanent tax differences	(1.6)	0.3	(1.4)
Valuation allowance	0.3	—	1.5
Settlement of uncertain tax positions	—	(1.9)	—
Tax statute expiration	(0.6)	(0.6)	(0.6)
Change in uncertain tax positions	0.1	0.1	0.3
Other — net	(0.5)	(0.3)	0.1
Effective income tax rate	31.4%	31.9%	32.0%

The Company has the following gross operating loss carryforwards and tax credit carryforwards as of December 31, 2015:

Type	Amount	Expiration Date
Foreign tax credits	$183	2017
Capital loss carryforwards	2,014	2018
State tax credits(1)	2,232	2023 - 2027
Operating loss carryforwards — federal	549	2029
Operating loss carryforwards — state(2)	11,716	2018 - 2034
Operating loss carryforwards — foreign(3)	8,582	2023 - unlimited

(1) Of the total state tax credit carryforwards, approximately 47% begin to expire in 2023.

(2) Of the total state operating loss-carryforwards, approximately 97% expire in 2020 or later.

(3) Of the total foreign tax operating loss carryforwards, approximately 95% have no expiration.

The components of deferred taxes consist of the following:

	December 31
	2015	2014
Deferred tax assets
Net operating loss and credit carryforwards (1) (2)	$4,875	$5,736
Accruals	11,159	10,524
Inventories	15,403	12,856
Pensions	11,303	10,670
Valuation allowance	(2,682)	(2,576)
Total deferred tax assets	40,058	37,210
Deferred tax liabilities
Property, plant and equipment	$49,272	$39,708
Goodwill and other intangible assets	6,108	6,039
U.S. liability on Belgian and German net deferred tax assets	708	829
Total deferred tax liabilities	56,088	46,576
Net deferred tax liability(3)	$(16,030)	$(9,366)

(1)Uncertain tax liabilities of approximately $0.2 million and $0.3 million partially offset the net operating losses and credit carryforwards in 2015 and 2014, respectively.

(2)Net indirect benefits on uncertain tax liabilities of approximately $61 thousand and $74 thousand are included in the U.S. net operating loss and credit carryforwards in 2015 and 2014, respectively.

(3)A current deferred tax liability of $0.2 million is included in accounts payable and accrued liabilities within the consolidated balance sheets as of December 31, 2014.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized.  The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.  The Company’s valuation allowance as of December 31, 2015 of $2.7 million pertained to an uncertainty related to the realization of foreign net operating loss carryforwards, U.S. foreign tax credits, domestic capital loss carryforwards, and state tax credits.  The Company’s valuation allowance as of December 31, 2014 of $2.6 million pertained to an uncertainty related to the realization of foreign net operating loss carryforwards, domestic capital loss carryforwards, and state tax credits.

The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year.  The following is a reconciliation of the unrecognized income tax benefits:

	Year Ended December 31
	2015	2014	2013
Balance as of January 1	$1,187	$3,435	$4,141
Gross decreases for tax positions of prior years	—	—	(438)
Gross increases for tax positions of current year	78	75	122
Lapse of statute of limitations	(417)	(500)	(390)
Settlement of uncertain tax positions	(70)	(1,823)	—
Balance as of December 31	$778	$1,187	$3,435

As of December 31, 2015, approximately $0.6 million of the $0.8 million, and as of December 31, 2014, approximately $1.0 million of the $1.2 million, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  In 2015, the Company accrued interest and penalties of approximately $33 thousand on current and prior year uncertain tax positions and reversed approximately $0.1 million of interest and penalties due to the expiration of the statute of limitations.  In 2014, the Company accrued interest and penalties of approximately $0.1 million on prior year uncertain tax positions and reversed approximately $0.1 million of interest and penalties due to the expiration of the statute of limitations and approximately $0.6 million due to the settlement of uncertain tax positions.  As of December 31, 2015 and 2014, the amount accrued for the payment of interest and penalties is approximately $0.3 million and $0.3 million, respectively.

Total uncertain tax positions recorded as a component of accrued pension and other liabilities within its consolidated balance sheets were approximately $0.9 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.

At this time, the Company believes that it is reasonably possible that approximately $0.1 million of the estimated unrecognized tax benefits as of December 31, 2015 will be recognized within the next twelve months based on the expiration of statutory review periods all of which will impact the effective tax rate.

As of December 31, 2015, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2012 — 2015
Kentucky	2011 — 2015
Pennsylvania	2012 — 2015
Belgium	2012 — 2015
China	2012 — 2015
Germany	2011 — 2015
United Kingdom	2012 — 2015
Japan	2010 — 2015
Singapore	2011 — 2015

15. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles.  Future minimum rental payments required under all operating leases that have remaining noncancelable lease terms in excess of one year are $7.1 million in 2016, $6.5 million in 2017, $4.6 million in 2018, $3.3 million in 2019, $2.2 million in 2020, and $20.6 million thereafter.  Total rental expense on all operating leases was $8.9 million, $7.9 million, and $7.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company has in place long-term supply contracts for the purchase of raw materials, transportation, and information systems and services. The following table represents the total payments made for the purchases under the aforementioned supply contracts:

	December 31
	2015	2014	2013
Raw and other materials	$27,832	$38,096	$40,170
Transportation	5,160	11,461	9,794
Information systems and services	1,871	2,163	2,746
Total payments	$34,863	$51,720	$52,710

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due in
	2016	2017	2018	2019	2020	Thereafter
Raw and other materials	$20,022	$20,330	$20,553	$721	$721	$1,443
Total contractual cash obligations	$20,022	$20,330	$20,553	$721	$721	$1,443

16. Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability.  As of December 31, 2014, the balance recorded as a component of accounts payable and accrued liabilities was $0.1 million.  As of December 31, 2015 and 2014, the balances recorded as a component of accrued pension and other liabilities were $0.3 million and $0.4 million, respectively.  The Company has determined that there has been insufficient progress to complete the remediation project by the end of 2016.  The Company has further determined that additional site characterization work is needed to establish the next steps.  No estimates regarding the timing or potential cost of these activities can be made until the additional site characterization work is finished.  Planning for the additional characterization work has begun.  Implementation timing will depend on approval by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the remediation experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in October 2015, the Company is currently required to post a duty of $0.476 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the

Company’s financial results was not material for the years ended December 31, 2015, 2014, and 2013.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

As part of its standard process, the Commerce Department conducts annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These reviews will be conducted for at least five years subsequent to a determination by the ITC in February 2013, finding that the anti-dumping duty order should remain in effect.  These reviews can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (Customs) will collect for the period reviewed, by either collecting additional duties, plus interest above those deposited with Customs by the U.S. importer at the time of entry or refunding a portion of the duties, plus interest deposited at the time of importation to reflect a decline in the margin of dumping.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

There have been eight periods of review since the anti-dumping order was published in 2007.  Periods of Review (POR) I, II, IV and V, related to the periods that ended on March 31, 2008, 2009, 2011 and 2012, respectively, are final and not subject to further review or appeal.  A summary of the proceedings in the remaining PORs follows below.

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

In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  Following the submission of briefs by the parties, the Court of International Trade (Court) remanded the case to the Commerce Department for further analysis.  On January 9, 2014, the Commerce Department filed its remand redetermination with the Court, and continued to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  On November 24, 2014, the Court affirmed the Commerce Department’s remand determination.  Various parties involved in this review, including the Company, have appealed the decision to the United States Court of Appeals for the Federal Circuit (Court of Appeals).  Briefing on this appeal was completed in early November 2015, and a decision from the Court of Appeals is possible in early 2016.

Period of Review VI:  On November 19, 2014, the Commerce Department announced the final margins for its sixth administrative review (POR VI), which covers imports that entered the U.S. between April 1, 2012 and March 31, 2013.  The Commerce Department calculated a margin of $0.018 per pound for both mandatory and separate rate respondents, and $1.10 per pound for the China wide rate.  Calgon Carbon Tianjin was assigned a margin of $0.018 per pound as it was considered a separate rate respondent.  In December 2014, an appeal was commenced challenging the final results of the sixth administrative review.  On January 20, 2016, the Court issued a preliminary decision agreeing with the Petitioners’ challenge to the Commerce Department’s final margins and directing the agency to reconsider its valuation of a key factor of production.  The Commerce Department’s redetermination is currently due to be filed with the Court in late March 2016, and a final decision from the Court is possible in the second or third quarter of 2016.  The impact of the tariffs during this period is not expected to be material to the Company’s financial results.

Period of Review VII:  On April 1, 2014, the Commerce Department published a notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  The Commerce Department selected two mandatory respondents to be reviewed.  The preliminary results of the Commerce Department’s review of POR VII were announced on April 30, 2015, with the margins ranging from $0.00 per pound to $0.24 per pound for mandatory respondents, $0.24 per pound for separate rate respondents, and $1.10 per pound for the China wide rate.  Calgon Carbon Tianjin was preliminarily assigned a margin of $0.24 per pound, as it was considered a separate rate respondent.  The Commerce Department announced the final results for POR VII on October 5, 2015.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents whose shipments of activated carbon to the U.S. were not individually reviewed.  The Company, as a Chinese exporter and a U.S. importer, received the separate rate of $0.476 per pound.  The impact of the revised tariffs to the Company’s financial results is not material.  In October 2015, appeals by one of the mandatory respondents and several separate rate respondents were commenced challenging the final results of the seventh administrative review.

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

The Company was required under the consent decree  to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested  in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The consent decree provides that EPA and DOJ agree that such landfill is to be considered a non-hazardous facility and regulated by KYDEP.  The testing of the stockpile material was completed in the second quarter of 2014 and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and it has been accepted by the EPA.  Finally, the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to conduct the required testing of the previously untested stockpile or to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  The balance as of December 31, 2014 of $0.1 million recorded as a component of accounts payable and accrued liabilities was utilized as of December 31, 2015.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In 2012 the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties, and the local Labor Court had concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees, and the Company has had several claims from pensioners seeking compensation for the shortfall.  In 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment.  As a result, the Company recorded an additional accrual of $0.4 million for the year ended December 31, 2014.  As of December 31, 2015 and December 31, 2014, respectively, the Company has a $0.9 million liability recorded as a component of payroll and benefits payable within its consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

17. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2015, 2014, and 2013 was $1.1 million, $0.7 million, and $0.8 million, respectively.  Capitalized interest for the years ended December 31, 2015, 2014, and 2013 was $(0.4) million, $(0.6) million, and $(0.4) million, respectively.  Income taxes paid, net of refunds for the years ended December 31, 2015, 2014, and 2013 were $13.9 million, $17.7 million, and $16.4 million, respectively.

The Company has reflected $(0.1) million and $1.7 million of its capital expenditures as a non-cash decrease and increase in accounts payable and accrued liabilities for the years ended December 31, 2015 and 2014, respectively.

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

The following segment information represents the results of operations:

	Year Ended December 31
	2015	2014	2013
Net sales
Activated Carbon and Service	$486,548	$498,212	$482,278
Equipment	39,293	45,319	54,935
Consumer	9,163	11,572	10,726
Consolidated net sales	$535,004	$555,103	$547,939

Income (loss) from operations before restructuring
Activated Carbon and Service	$67,583	$78,114	$71,017
Equipment	(4,210)	(5,657)	(4,041)
Consumer	1,421	1,896	1,784
	$64,794	$74,353	$68,760
Reconciling items:
Restructuring income	—	252	129
Interest income	58	77	136
Interest expense	(773)	(263)	(462)
Other expense — net	(693)	(1,911)	(1,364)
Income before income tax provision	$63,386	$72,508	$67,199

	Year Ended December 31
	2015	2014	2013
Depreciation and amortization
Activated Carbon and Service	$32,443	$26,820	$25,395
Equipment	2,400	3,049	2,907
Consumer	610	601	636
Depreciation and amortization	$35,453	$30,470	$28,938

Expenditures for Long-Lived Assets
Activated Carbon and Service	$57,559	$60,470	$25,885
Equipment	4,266	2,947	3,325
Consumer	403	495	347
Total expenditures (1)	$62,228	$63,912	$29,557

(1)         Includes $2.1 million, $2.2 million and $0.5 million which is included in accounts payable and accrued liabilities at December 31, 2015, 2014 and 2013, respectively.

	December 31
	2015	2014	2013
Total assets
Activated Carbon and Service	$597,274	$564,734	$527,430
Equipment	52,894	50,610	55,558
Consumer	6,350	6,317	7,090
Total assets	$656,518	$621,661	$590,078

Net Sales by Product

	Year Ended December 31
	2015	2014	2013
Carbon products	$460,251	$474,222	$460,681
Capital equipment	35,114	41,238	49,036
Equipment leasing	15,235	16,598	15,127
Carbon cloth products	9,163	11,564	10,721
Spare parts	4,179	4,081	5,899
Other services	11,062	7,400	6,475
Total net sales	$535,004	$555,103	$547,939

Geographic Information

	Year Ended December 31
	2015	2014	2013
Net sales
United States	$288,645	$261,849	$272,644
United Kingdom	43,217	46,049	40,215
Japan	35,753	45,261	60,804
France	20,875	28,575	27,969
China	17,943	17,166	15,832
Germany	17,804	20,656	18,784
Canada	17,065	21,910	16,945
South Korea	12,218	18,692	7,364
Belgium	10,383	11,166	10,690
Singapore	9,923	6,418	9,364
Netherlands	5,184	5,466	5,283
Denmark	4,252	3,978	3,639
Switzerland	3,340	4,937	5,334
Spain	3,302	4,049	3,806
Thailand	3,290	1,682	1,023
Other	41,810	57,249	48,243
Total net sales (1)	$535,004	$555,103	$547,939

(1)         Net sales are attributable to countries based on location of customer.

	December 31
	2015	2014	2013
Property, plant and equipment, net
United States	$228,057	$205,429	$169,786
Belgium	47,921	52,943	64,567
United Kingdom	15,849	11,100	8,832
China	13,779	15,583	16,990
Japan	5,255	5,309	6,334
Singapore	65	86	77
Denmark	53	59	64
Canada	24	49	159
Brazil	14	22	28
Germany	2	6	12
Total property, plant and equipment, net	$311,019	$290,586	$266,849

19. Government Grants

On December 7, 2007, the Company was awarded two separate grants with the Walloon region (the Region) in Belgium, where its Feluy facility is located.  The awards were based on the Company’s contributions to the strategic development of the Region through its investment in the expansion of the Feluy facility and creation of employment opportunities.  The grants totaled approximately 2.6 million Euros or $3.4 million.  The Company received 0.9 million Euros or $1.2 million for the year ended December 31, 2014 and 1.2 million Euros or $1.5 million for the year ended December 31, 2013.  As of December 31, 2014, the Company has received the full amount of these grants.  The Company has recognized the grants as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheets in the respective periods received.

On June 20, 2011, the Company was also awarded a grant of up to $1.0 million from the Ohio Department of Development’s Ohio Third Frontier Advanced Energy Program (OTF AEP) to support its activated carbon commercialization efforts.  The objective of the project was to commercialize cost-effective activated carbon materials for use in energy storage applications and markets around the world.  The grant was being utilized to upgrade capital equipment at the Company’s Columbus, Ohio facility which enables the manufacturing of highly demanded cost-effective activated carbon materials for use in energy storage markets.  The Company did not receive any amounts under the grant in either 2015 or 2014 and does not anticipate any future amounts to be received.  The Company received $0.4 million and $0.3 million of the grant in each of the years ended December 31, 2013 and 2012, respectively.  The Company recognized $0.2 million and $0.2 million of the grant received for the years ended December 31, 2013 and 2012, respectively, as a deduction from the carrying amount of the property, plant and equipment on its consolidated balance sheets.  The Company recognized the remaining $0.2 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively, as a reduction to research and development expenses on its consolidated statements of comprehensive income.

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economics Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company has recognized 1.93 million RMB or approximately $0.3 million (which represents 50% of the total awarded incentive) less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment has been completed and all required documentation has been submitted to WEDZ.  As of December 31, 2015 and 2014, the Company has a $0.3 million liability recorded as a component of accrued pension and other liabilities within its consolidated balance sheet for the remainder of the incentive that relates to phase two of the commitment as it has not yet been constructed.

QUARTERLY FINANCIAL DATA — UNAUDITED

	2015				2014
(Thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$135,703	$135,452	$132,976	$130,873	$131,632	$145,132	$137,699	$140,640
Net sales less cost of products sold (excluding depreciation and amortization)	$48,485	$50,838	$48,172	$43,987	$44,169	$49,879	$47,593	$50,448
Net income	$11,061	$12,580	$12,106	$7,716	$9,809	$15,203	$12,224	$12,134

Common Stock Data:
Basic:
Net income per common share	$0.21	$0.24	$0.23	$0.15	$0.18	$0.29	$0.23	$0.23

Diluted:
Net income per common share	$0.21	$0.24	$0.23	$0.15	$0.18	$0.28	$0.23	$0.23

Average common shares outstanding
Basic	52,451	52,314	51,891	50,970	53,608	52,942	52,857	52,773
Diluted	53,330	53,179	52,634	51,710	54,525	53,845	53,759	53,649

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

Changes in internal control over financial reporting

Disclosure of changes in internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data — Report of Management — Changes in Internal Control,” and incorporated herein by reference.

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant:

Information concerning the directors and executive officers of the Corporation required by this item is incorporated by reference to the material appearing under the headings “Board of Directors and Committees of the Board,” “Election of Directors (Proposal 1),” “Executive Officers,” and “Corporate Governance” included in the Corporate Governance section of the Company’s Proxy Statement for the 2016 Annual Meeting of its Stockholders.

Item 11. Executive Compensation:

Information required by this item is incorporated by reference to the material appearing under the headings “Executive and Director Compensation” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2016 Annual Meeting of its Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth information as of December 31, 2015 concerning common stock issuable under the Company’s equity compensation plans.

Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation plans
	upon exercise of outstanding options,	price of outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,292,021	$18.71	2,278,452
Equity compensation plans not approved by security holders	—	—	43,460	(1)
Total	1,292,021	$18.71	2,321,912

(1) On December 31, 2015 there were 43,460 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005.  The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive Common Stock of the Company instead of cash for such fees.  Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of Common Stock of the Company, or to defer payment of such fees into a Common Stock account.  Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company.  On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the Common Stock on the date on which the fees are payable.  Dividends or other distributions payable on Common Stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable.  The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

The additional information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2016 Annual Meeting of its Stockholders.

Item 13. Certain Relationships, Related Transactions, and Director Independence:

Information required by this item is incorporated by reference to the material appearing under the headings “Election of Directors (Proposal 1)” and “Corporate Governance” in the Company’s Proxy Statement for the 2016 Annual Meeting of its Stockholders.

Item 14. Principal Accounting Fees and Services:

Information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2) — Certain Fees” in the Company’s Proxy Statement for the 2016 Annual Meeting of its Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedule:

A.    Financial Statements and Reports of Independent Registered Public Accounting Firm

(see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B. Financial Statements Schedule for the years ended December 31, 2015, 2014, and 2013

II — Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014, and 2013

C.  The Exhibits Listed in the Accompanying Exhibit Index are Filed, Furnished or Incorporated by Reference as Part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Calgon Carbon Corporation

Moon Township, Pennsylvania

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 26, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2016

The following should be read in conjunction with the previously referenced financial statements:

Schedule II

Valuation and Qualifying Accounts

(Dollars in thousands)

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year ended December 31, 2015
Allowance for doubtful accounts	$1,526	$1,402	$(1,253)	$1,675

Year ended December 31, 2014
Allowance for doubtful accounts	1,328	1,426	(1,228)	1,526

Year ended December 31, 2013
Allowance for doubtful accounts	1,362	488	(522)	1,328

		Additions
		Charged to	Charged to	Deductions
	Balance at	Costs and	Other	Returns and	Balance at
Description	Beginning of Year	Expenses	Accounts	Write-Offs	End of Year

Year ended December 31, 2015
Income tax valuation allowance	$2,576	$183	$—	$(77)	$2,682

Year ended December 31, 2014
Income tax valuation allowance	988	—	1,616	(28)	2,576

Year ended December 31, 2013
Income tax valuation allowance	1,146	988	—	(1,146)	988

C. Exhibit Index

3.1

Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed on August 7, 2009 (File No. 001-10776).

3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2011 (File No. 001-10776).
4.1	Form of Senior Debt Indenture, incorporated herein by reference to Exhibit 4.3 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840).
4.2	Form of Subordinated Debt Indenture, incorporated herein by reference to Exhibit 4.4 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840).
10.1*

Calgon Carbon Corporation Amended and Restated 2008 Equity Incentive Plan, incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 25, 2014 (File No. 001-10776).

10.2*	Form of Restricted Stock Agreement for Non-Employee Directors, filed herewith
10.3*	Form of Restricted Performance Stock Unit Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2016 (File No. 001-10776).
10.4*	Form of Restricted Stock Agreement, filed herewith
10.5*	Form of 2008 Equity Incentive Plan Agreement for Non-Statutory Stock Options, filed herewith
10.6*

1993 Non-Employee Directors’ Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).

10.7*

1997 Directors’ Fee Plan, as amended, incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).

10.8*

1999 Non-Employee Directors’ Phantom Stock Unit Plan, as amended, incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2005, filed on March 30, 2006 (File No. 001-10776).

10.9*

Offer Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).

10.10*

Director Compensation Letter by and between Calgon Carbon Corporation and Randall S. Dearth dated June 26, 2012, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 27, 2012 (File No. 001-10776).

10.11*

Employment Agreement by and between Calgon Carbon Corporation and Randall S. Dearth dated December 18, 2015 and effective January 1, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2015 (File No. 001-10776).

10.12*

Employment Agreement between Calgon Carbon Corporation and Robert Fortwangler dated December 18, 2015 and effective January 1, 2016, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015 (File No. 001-10776).

10.13*

Employment Agreement between Calgon Carbon Corporation and Stevan R. Schott dated December 18, 2015 and effective January 1, 2016, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2015 (File No. 001-10776).

10.14*

Employment Agreement between Calgon Carbon Corporation and James A. Coccagno dated December 18, 2015 and effective January 1, 2016, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 22, 2015 (File No. 001-10776).

10.15*

Employment Agreement between Calgon Carbon Corporation and Chad Whalen dated December 1, 2015 and effective December 1, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2015 (File No. 001-10776).

10.16*

Agreement for Consulting Services by and between Calgon Carbon Corporation and Robert P. O’Brien executed on October 12, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 13, 2015 (File No. 001-10776).

10.17*

Confidential Separation and General Release Agreement between Calgon Carbon Corporation and Richard D. Rose executed on September 8, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2015 (File No. 001-10776).

10.18	Form of Indemnification Agreement dated February 25, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2010 (File No. 001-10776).
10.19

Credit Agreement by and among the Calgon Carbon Corporation, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania, as Syndication Agent, Branch Banking and Trust Company and Bank of America, N.A., as Co-Documentation Agents and RBS Citizens, N.A. and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, together with Schedules and Exhibits thereto, dated November 6, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2013 (File No. 001-10776).
10.20

Second Amendment and Consent to Credit Agreement by and among Calgon Carbon Corporation, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated November 6, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2014 (File No. 001-10776).

10.21

Third Amendment to Credit Agreement by and among Calgon Carbon Corporation, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent dated August 7, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2015 (File No. 001-10776).

10.22

Consent Letter by and among Calgon Carbon Corporation, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent dated November 6, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2015 (File No. 001-10776).

10.23

Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010 (File No. 001-10776).

10.24

Loan Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-10776).

10.25

Specialized Overdraft Account Agreement among Calgon Mitsubishi Chemical Corporation (now known as Calgon Carbon Japan KK), Calgon Carbon Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated March 31, 2010, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 1, 2010 (File No. 001-10776).

10.26

Contract Amendment Document by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation, dated March 31, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2011 (File No. 001-10776).

10.27

Letter of Guarantee by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation dated May 10, 2013, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 17, 2013 (File No. 001-10776).

10.28

Loan Agreement by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated May 10, 2013, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 17, 2013 (File No. 001-10776).

10.29

Memorandum of Amendment by and among The Bank of Tokyo-Mitsubishi UJF, Ltd., Calgon Carbon Japan KK and Calgon Carbon Corporation dated May 20, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2013 (File No. 001-10776).

10.30

Amended Contract by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated May 20, 2013 Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 24, 2013 (File No. 001-10776).

10.31

Renewal of Existing Credit Facility by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated March 17, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2014 (File No. 001-10776).

10.32

Renewal of Existing Credit Facility by and between The Bank of Tokyo-Mitsubishi UJF, Ltd. and Calgon Carbon Japan KK dated March 25, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2015 (File No. 001-10776).

10.33

Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd, Datong Carbon Corporation and Calgon Carbon (Suzhou) Co., Ltd. dated July 19, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).

10.34

Amended Facility Letter by and among The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Calgon Carbon (Tianjin) Co., Ltd. and Calgon Carbon (Suzhou) Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2013 (File No. 001-10776).

10.35

Uncommitted Revolving Loan Facility Letter by and between The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Shanghai Branch and Calgon Carbon (Suzhou) Co., Ltd. dated August 14, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-10776).

10.36

Unconditional Guarantee from Calgon Carbon Corporation in favor of The Bank of Tokyo-Mitsubishi UJF (China), Ltd., Shanghai Branch dated August 14, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 18, 2014 (File No. 001-10776).

10.37	Amendment Agreement of Facility Agreement by and between Calgon Carbon (Suzhou) Co., Ltd. and The Bank of Tokyo-Mitsubishi UFJ (China). Ltd., acting by and through its Shanghai Branch effective July 19, 2015 and dated August 7, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 11, 2015 (File No. 001-10776).

10.38

Service Contract for the Supply, Placement, Removal and Thermal Reactivation of Granular Activated Carbon by and between Calgon Carbon Corporation and the City of Phoenix, Arizona entered into on March 9, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2012 (File No. 001-10776).

10.39

Agreement among Calgon Carbon Corporation and Starboard Value LP, and certain of its affiliates dated March 11, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2013 (File No. 001-10776).

14.1	Code of Business Conduct and Ethics, filed herewith
21.0

The wholly owned subsidiaries of the Company at December 31, 2015 are Chemviron Carbon GmbH, a German corporation; Calgon Carbon Canada, Inc., an Ontario corporation; Chemviron Carbon Ltd., a United Kingdom corporation; Calgon Carbon Investments, Inc., a Delaware corporation; Charcoal Cloth (International) Limited, a United Kingdom corporation; Charcoal Cloth Limited, a United Kingdom corporation; Waterlink (UK) Holdings Ltd., a United Kingdom corporation, Sutcliffe Croftshaw Limited, a United Kingdom corporation; Sutcliffe Speakman Limited, a United Kingdom corporation; Sutcliffe Speakman Carbons Ltd., a United Kingdom corporation; Lakeland Processing Limited, a United Kingdom corporation; Sutcliffe Speakmanco 5 Ltd., a United Kingdom corporation; Chemviron Carbon ApS, a Danish corporation, Chemviron Carbon AB, a Swedish corporation; Calgon Carbon (Tianjin) Co., Limited, a Chinese corporation; Calgon Carbon Asia PTE Limited, a Singapore corporation; BSC Columbus, LLC, a Delaware limited liability company; CCC Columbus, LLC, a Delaware limited liability company; Calgon Carbon (Suzhou) Co., Ltd., a Chinese corporation; Calgon Carbon Hong Kong Limited, a Hong Kong corporation; Calgon Carbon Japan KK, a Japanese corporation; Calgon Carbon Holdings, LLC , a Delaware limited liability company; Calgon Carbon Mexico S. de R.L. de C.V., a Mexican corporation; Calgon Carbon Payco S. de R.L. de C.V., a Mexican corporation; Calgon Carbon Sistemas de Filtração Importação e Exportação Ltda., a Brazilian corporation; Calgon Carbon UV Technologies LLC, a Delaware limited liability company, Calgon Carbon UV Technologies Canada Inc., an Ontario corporation, and 20% of Calgon Carbon (Thailand) Company Limited, a Thailand corporation

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

Chairman, President and Chief Executive Officer
/S/ RANDALL S. DEARTH	(Principal Executive Officer)	February 26, 2016
Randall S. Dearth

/S/ ROBERT M. FORTWANGLER	Chief Financial Officer
Robert M. Fortwangler	(Principal Financial Officer and Principal Accounting Officer)	February 26, 2016

/S/ J. RICH ALEXANDER	Director	February 26, 2016
J. Rich Alexander

/S/ WILLIAM J. LYONS	Director	February 26, 2016
William J. Lyons

/S/ LOUIS S. MASSIMO	Director	February 26, 2016
Louis S. Massimo

/S/ WILLIAM R. NEWLIN	Director	February 26, 2016
William R. Newlin

/S/ JOHN J. PARO	Director	February 26, 2016
John J. Paro

/S/ JULIE S. ROBERTS	Director	February 26, 2016
Julie S. Roberts

/S/ TIMOTHY G. RUPERT	Director	February 26, 2016
Timothy G. Rupert

/S/ DONALD C. TEMPLIN	Director	February 26, 2016
Donald C. Templin