Form 10-Q
period 2016-03-31
CALGON CARBON Corp
filed 2016-05-05
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2016
Common Stock, $.01 par value per share	50,588,165 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2016

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

INDEX

		Page
PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited)	3

	Condensed Consolidated Balance Sheets (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

SIGNATURES		28
CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands except Share Data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$120,199	$135,703

Cost of products sold (excluding depreciation and amortization)	78,459	87,218
Depreciation and amortization	8,775	8,701
Selling, general and administrative expenses	22,982	21,098
Research and development expenses	1,520	1,396

	111,736	118,413

Income from operations	8,463	17,290

Interest income	6	11
Interest expense	(333)	(131)
Other income (expense) — net	223	(548)

Income before income tax provision	8,359	16,622

Income tax provision	2,901	5,561

Net income	5,458	11,061

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	3,097	(10,296)
Defined benefit pension plans	524	810
Derivatives	(790)	244

Total other comprehensive income (loss)	2,831	(9,242)

Total comprehensive income	$8,289	$1,819

Net income per common share
Basic	$0.11	$0.21
Diluted	$0.11	$0.21

Dividends per common share	$0.05	$0.05

Weighted average shares outstanding
Basic	50,308,295	52,450,994
Diluted	51,040,650	53,330,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share Data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$50,906	$53,629
Receivables (net of allowance of $1,742 and $1,675)	91,929	96,674
Revenue recognized in excess of billings on uncompleted contracts	10,591	9,156
Inventories	119,471	110,364
Deferred income taxes — current	23,381	22,537
Other current assets	10,077	15,365
Total current assets	306,355	307,725

Property, plant and equipment, net	310,275	311,019
Intangibles, net	5,758	5,961
Goodwill	25,767	25,777
Deferred income taxes — long-term	2,853	2,816
Other assets	3,340	3,220
Total assets	$654,348	$656,518

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$54,027	$53,716
Billings in excess of revenue recognized on uncompleted contracts	3,519	3,581
Payroll and benefits payable	11,488	13,753
Accrued income taxes	2,683	2,091
Current portion of long-term debt	7,500	7,500
Total current liabilities	79,217	80,641

Long-term debt	105,246	103,941
Deferred income taxes — long-term	40,613	41,383
Accrued pension and other liabilities	36,728	36,562
Total liabilities	261,804	262,527

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 57,722,626 and 57,646,683 shares issued	577	576
Additional paid-in capital	183,056	181,713
Retained earnings	401,552	398,627
Treasury stock, at cost, 10,774,361 and 10,232,612 shares	(153,842)	(145,295)
Accumulated other comprehensive loss	(38,799)	(41,630)
Total stockholders’ equity	392,544	393,991

Total liabilities and stockholders’ equity	$654,348	$656,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$5,458	$11,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,775	8,701
Employee benefit plan provisions	774	360
Stock-based compensation	1,203	1,255
Deferred income tax (benefit) expense	(1,324)	793
Changes in assets and liabilities-net of effects from foreign exchange:
Decrease (increase) in receivables	5,506	(5,398)
Increase in inventories	(8,594)	(5,958)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	3,730	627
Decrease in accounts payable and accrued liabilities	(2,085)	(2,833)
Pension contributions	(353)	(377)
Other items — net	(967)	715
Net cash provided by operating activities	12,123	8,946

Cash flows from investing activities
Capital expenditures	(7,367)	(16,060)
Proceeds from sale of assets	1,234	—
Net cash used in investing activities	(6,133)	(16,060)

Cash flows from financing activities
Japanese working capital loan repayments — short-term	—	(848)
Credit agreement borrowings — long term	27,668	18,500
Credit agreement repayments — long term	(22,622)	(9,200)
Repayment of term loan — long term	(4,001)	—
Treasury stock purchased	(8,547)	(2,055)
Common stock dividends paid	(2,533)	(2,630)
Proceeds from the exercise of stock options	162	405
Net cash (used in) provided by financing activities	(9,873)	4,172

Effect of exchange rate changes on cash and cash equivalents	1,160	(1,777)

Net decrease in cash and cash equivalents	(2,723)	(4,719)
Cash and cash equivalents, beginning of period	53,629	53,133
Cash and cash equivalents, end of period	$50,906	$48,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(Unaudited)

1.   Basis of Presentation and Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared by Calgon Carbon Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2015, as filed with the SEC by the Company on Annual Report on Form 10-K.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first three months of 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Certain prior year amounts have been reclassified to conform to the 2016 presentation.  The restructuring reserve of $0.1 million reported as of December 31, 2015 has been reclassified to accounts payable and accrued liabilities.

There have been no developments to recently issued accounting standards from those disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2015, except for the following.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” which introduces a lessee model that brings most leases on the balance sheet, requiring lessees to recognize the right to use assets and lease obligations that arise from lease arrangements exceeding a twelve month term.  Lessees will also need to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  The new guidance is effective for fiscal years beginning after December 15, 2018, and early application is permitted.  Entities are required to use a modified retrospective transition for existing leases.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which amends the principal-versus agent implementation guidance and illustrations in FASB’s new revenue standard ASU 2014-09.  The new guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Entities have the option of using either a full retrospective or a modified retrospective approach.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

2.   Inventories

	March 31, 2016	December 31, 2015
Raw materials	$20,591	$23,327
Finished goods	98,880	87,037
Total	$119,471	$110,364

Inventories are recorded net of reserves of $2.6 million and $2.4 million for obsolete and slow-moving items as of March 31, 2016 and December 31, 2015, respectively.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 5 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	March 31, 2016		December 31, 2015
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Cash and cash equivalents	1	$50,906	$50,906	$53,629	$53,629
Derivative assets	2	331	331	468	468
Derivative liabilities	2	(1,338)	(1,338)	(783)	(783)
Acquisition earn-out liability	2	(188)	(188)	(163)	(163)
Long-term debt, including current portion	2	(112,746)	(112,746)	(111,441)	(111,441)

Accounts receivable, and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The fair value of cash and cash equivalents are based on quoted prices.  The fair value of derivative assets and liabilities are measured based on inputs from market sources that aggregate data based upon market transactions.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate. This liability is recorded in accrued pension and other liabilities within the Company’s condensed consolidated balance sheets.  The Company’s debt bears interest based on market rates and, accordingly, the carrying value of these obligations approximates fair value.

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

The Company also uses natural gas forward contracts to limit the exposure to changes in natural gas prices.  Management’s policy for managing natural gas exposure is to use derivatives to hedge up to 75% of the forecasted natural gas requirements that are not fixed.  The natural gas forward contracts generally mature within twenty-four months.

The Company accounts for its derivative instruments under ASC 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness, are recorded directly to current earnings, in other expense - net.

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$49	$411
Foreign exchange contracts	Other assets	—	6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	282	51
Total asset derivatives		$331	$468

Liability Derivatives	Balance Sheet Locations	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$697	$13
Natural gas contracts	Accounts payable and accrued liabilities	460	586
Foreign exchange contracts	Accrued pension and other liabilities	138	3
Natural gas contracts	Accrued pension and other liabilities	36	89

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	7	92
Total liability derivatives		$1,338	$783

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	March 31, 2016	December 31, 2015
Natural gas contracts (mmbtu)	735,000	955,000
Foreign exchange contracts	$52,657	$37,016

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

	March 31, 2016		December 31, 2015
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$331	$1,338	$468	$783
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(56)	(56)	(67)	(67)
Net amount	$275	$1,282	$401	$716

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
	Three Months Ended March 31,
	2016	2015
Foreign exchange contracts	$(1,039)	$1,050
Natural gas contracts	(191)	(323)
Total	$(1,230)	$727

	Amount of Gain or (Loss) Reclassified from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31,
	2016	2015
Foreign exchange contracts	$281	$444
Natural gas contracts	(275)	(124)
Total	$6	$320

(1) Assuming market rates remain constant with the rates as of March 31, 2016, a loss of $1.1 million is expected to be recognized in earnings over the next 12 months.

During the quarters ended March 31, 2016 and 2015, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing, which would have been recorded in other expense — net.

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

	Amount of Gain or (Loss) Recognized
	in Earnings on Derivatives
	Three Months Ended March 31,
	2016	2015
Foreign exchange contracts	$1,552	$(1,030)
Total	$1,552	$(1,030)

5.   Borrowing Arrangements

Long-Term Debt	March 31, 2016	December 31, 2015
U.S. Credit Agreement Borrowings	$108,745	$107,700
Japanese Credit Agreement Borrowings	4,001	—
Japanese Term Loan Borrowings	—	3,741
Total Long-Term Debt	$112,746	$111,441
Less current portion of long-term debt	(7,500)	(7,500)
Net Long-Term Debt	$105,246	$103,941

U.S. Credit Agreement

On November 6, 2013, the Company entered into the U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million.  As a result of amendments, the expiration date of the Revolver is now November 6, 2020.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  In April 2016, an amendment was signed to the Credit Agreement that increased the threshold for a “Permitted Acquisition”.  Refer to Note 15 for further information.

The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which expire on November 6, 2020.  The full amount of the Delayed Draw Term Loans was outstanding as of December 31, 2015, and beginning January 1, 2016, the Company began making quarterly repayments.  As a result, $7.5 million is shown as the current portion of long-term debt within the condensed consolidated balance sheet as equal quarterly repayments will continue until the remaining balance is due on the November 6, 2020 expiration date.

Upon entering into the Credit Agreement, the Company incurred issuance costs of $0.8 million which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and the undrawn portion of the Delayed Draw Term Loans and is equal to 0.15%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 1.44% to 1.59% as of March 31, 2016, and 1.18% to 1.33% as of March 31, 2015.

Total outstanding borrowings under the Revolver were $35.6 million and $32.7 million as of March 31, 2016 and December 31, 2015, respectively.  Total availability under the Revolver as of March 31, 2016 and December 31, 2015 was $186.9 million and $189.9 million, respectively, after considering borrowings and the outstanding letters of credit of $2.5 million and $2.4 million as of March 31, 2016 and December 31, 2015, respectively.  Total outstanding borrowings under the Delayed Draw Term Loans were $73.1 million and $75.0 million as of March 31, 2016 and December 31, 2015, respectively.  There is no remaining availability under the Delayed Draw Term Loans.  The outstanding borrowings are shown as current portion of long-term debt and long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company is permitted to pay dividends so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50.0 million, and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of March 31, 2016.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligations to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Credit Agreement

On March 24, 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  The Japanese Credit Agreement replaced the Term Loan Agreement (Japanese Term Loan) and Working Capital Loan (Japanese Working Capital Loan) agreement that CCJ previously had in place which are described below.  As of March 31, 2016, CCJ had 450 million Japanese Yen, or $4.0 million outstanding.  The outstanding borrowings are shown as long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

A quarterly nonrefundable commitment fee is payable by CCJ based on the unused availability under the Japanese Credit Agreement and is equal to 0.15%.  Total availability under the Japanese Credit Agreement was 1.55 billion Japanese Yen as of March 31, 2016.  The Japanese Credit Agreement bears interest based on the Tokyo Interbank Offered Rate of interest (TIBOR), plus an applicable margin based on the Company’s leverage ratio as defined in the U.S. Credit Agreement, which averaged 1.07% per annum as of March 31, 2016.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  CCJ may make voluntary prepayments of principal and interest after providing prior written notice and before the full amount then outstanding is due and payable on the March 24, 2019 expiration date.

Prior Japanese Loans

Prior to March 31, 2016, CCJ maintained a Japanese Term Loan and a Japanese Working Capital Loan.  These agreements were terminated on March 31, 2016 and replaced by the Japanese Credit Agreement described above.  The Company was jointly and severally liable as the guarantor of CCJ’s obligations and the Company permitted CCJ to grant a security interest and continuing lien in certain of its assets, including inventory and accounts receivable, to secure its obligations under both loan agreements.  The amount of the assets available to be pledged was in excess of the outstanding obligation as of December 31, 2015.

The Japanese Term Loan provided for a principal amount of 1.0 billion Japanese Yen and bore interest based on the Uncollateralized Overnight Call Rate plus an applicable margin which averaged 0.7% per annum as of December 31, 2015.  This loan was originally scheduled to mature on May 10, 2017.  As of December 31, 2015, CCJ had 450 million Japanese Yen or $3.7 million outstanding.  The outstanding borrowings were shown as long-term debt within the condensed consolidated balance sheets, and borrowings and repayments were presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

The Japanese Working Capital Loan provided for borrowings up to 1.5 billion Japanese Yen, and bore interest based on the Short-term Prime Rate.  This loan was scheduled to mature on March 31, 2016.  Borrowings and repayments under the Japanese Working Capital Loan generally occurred in short term intervals, as needed, in order to ensure adequate liquidity while minimizing outstanding borrowings.  As of December 31, 2015, CCJ had no outstanding borrowings under this facility.

Chinese Credit Facility

The Company maintained an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provided for an uncommitted line of credit totaling 5.0 million Renminbi (RMB) or $0.8 million.  This Facility Letter was scheduled to expire on July 19, 2016, but was canceled in April 2016.  The Company was jointly and severally liable as the guarantor under the Facility Letter.  There were no outstanding borrowings under this facility as of March 31, 2016 and December 31, 2015.

Belgian Credit Facility

The Company maintains an unsecured Belgian credit facility totaling 2.0 million Euros.  There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of March 31, 2016 and December 31, 2015, respectively.  Bank guarantees of 1.1 million Euros and 0.9 million Euros were issued as of March 31, 2016 and December 31, 2015, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of March 31, 2016 and December 31, 2015, respectively.

6.   Pensions

U.S. Plans

For the U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Service cost	$258	$293
Interest cost	1,170	1,153
Expected return on plan assets	(1,510)	(1,793)
Amortization of prior service cost	—	4
Net actuarial loss amortization	784	684
Net periodic pension cost	$702	$341

European Plans

For the European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Service cost	$92	$73
Interest cost	297	305
Expected return on plan assets	(375)	(414)
Net actuarial loss amortization	58	55
Net periodic pension cost	$72	$19

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  As of March 31, 2016 and December 31, 2015, respectively, the Company has a $1.0 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets.  Refer to Note 11 for further information related to this multi-employer plan.

7.   Stockholders’ Equity

Dividends on common stock of $0.05 per share were declared and paid in the first quarter of 2016 and 2015.  In addition, in May 2016, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the three months ended March 31, 2016 and March 31, 2015, the Company repurchased 518,576 and 80,500 shares, respectively, at an average price of $15.81 per share and $20.88 per share, respectively.  As of March 31, 2016, the Company had repurchased a total of 4,598,661 shares at an average price of $18.67 per share under this program.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.  In April 2016, the Company suspended the activities of the share repurchase program.

8.   Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Foreign	Defined		Total Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2015, net of tax	$(11,070)	$(30,474)	$(86)	$(41,630)
Other comprehensive income (loss) before reclassifications	3,097	(17)	(786)	2,294
Amounts reclassified from other comprehensive income (loss)	—	541	(4)	537
Net current period other comprehensive income (loss)	3,097	524	(790)	2,831
Balance as of March 31, 2016, net of tax	$(7,973)	$(29,950)	$(876)	$(38,799)

	Foreign	Defined		Total Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive income (loss) before reclassifications	(10,296)	310	462	(9,524)
Amounts reclassified from other comprehensive income (loss)	—	500	(218)	282
Net current period other comprehensive income (loss)	(10,296)	810	244	(9,242)
Balance as of March 31, 2015, net of tax	$(8,353)	$(29,548)	$1,149	$(36,752)

Details about	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)
Accumulated Other Comprehensive	Three Months Ended March 31,		Affected Line Item in the Statement
Income (Loss) Components	2016	2015	where Net Income is Presented

Defined Benefit Pension Plan Adjustments:
Prior-service costs	$—	$(4)	(2)
Actuarial losses	(842)	(739)	(2)
	(842)	(743)	Total before tax
	301	243	Tax benefit
	(541)	(500)	Net of tax

Derivatives:
Foreign exchange contracts	$281	$444	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	(275)	(124)	Cost of products sold (excluding depreciation and amortization)
	6	320	Total before tax
	(2)	(102)	Tax expense
	4	218	Net of tax
Total reclassifications for the period	$(537)	$(282)	Net of tax

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

The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss were $16.8 million and $17.1 million as of March 31, 2016 and December 31, 2015, respectively.  The income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $0.5 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended March 31,
	2016	2015
Defined benefit pension plan	$301	$243
Derivatives	(425)	125

9.   Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Net income available to common stockholders	$5,458	$11,061

Weighted Average Shares Outstanding
Basic	50,308,295	52,450,994
Effect of Dilutive Securities	732,355	879,268
Diluted	51,040,650	53,330,262

Basic net income per common share	$0.11	$0.21
Diluted net income per common share	$0.11	$0.21

For the three months ended March 31, 2016 and 2015, there were 1,312,136 and 818,825 stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

10.   Income Taxes

The effective tax rate for the three months ended March 31, 2016 was 34.7% compared to 33.5% for the three months ended March 31, 2015.  The tax rate for the three months ended March 31, 2016 and 2015 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate.

11.   Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability.  As of March 31, 2016 and December 31, 2015, the balances recorded were $0.3 million as a component of accrued pension and other liabilities, respectively.  The Company has determined that there has been insufficient progress to complete the remediation project by the end of 2016.  The Company has further determined that additional site characterization work is needed to establish the next steps.  No estimates regarding the timing or potential cost of these activities can be made until the additional site characterization work is finished.  Planning for the additional characterization work has begun.  Implementation timing will depend on approval by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in October 2015, the Company is currently required to post a duty of $0.476 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the three months ended March 31, 2016, and 2015, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  Following the submission of briefs by the parties, the Court of International Trade (Court) remanded the case to the Commerce Department for further analysis.  On January 9, 2014, the Commerce Department filed its remand redetermination with the Court, and continued to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  On November 24, 2014, the Court affirmed the Commerce Department’s remand determination.  Various parties involved in this review, including the Company, have appealed the decision to the United States Court of Appeals for the Federal Circuit (Court of Appeals).  On May 2, 2016, the Court of Appeals issued a decision finding that shipments by all three of the Chinese separate rate respondents that initially challenged the Commerce Department’s final results in POR III should be assigned a zero dumping margin. The Court of Appeal’s decision will have no material impact on the Company’s financial results.

Period of Review VI:  On November 19, 2014, the Commerce Department announced the final margins for its sixth administrative review (POR VI), which covers imports that entered the U.S. between April 1, 2012 and March 31, 2013.  The Commerce Department calculated a margin of $0.018 per pound for both mandatory and separate rate respondents, and $1.10 per pound for the China wide rate.  Calgon Carbon Tianjin was assigned a margin of $0.018 per pound as it was considered a separate rate respondent.  In December 2014, an appeal was commenced challenging the final results of the sixth administrative review.  On January 20, 2016, the Court issued a preliminary decision agreeing with the Petitioners’ challenge to the Commerce Department’s final margins and directing the agency to reconsider its valuation of a key factor of production.  The Commerce Department’s redetermination is currently due to be filed with the Court on May 11, 2016, and a final decision from the Court is possible in the third or fourth quarter of 2016.  The impact of the tariffs during this period is not expected to be material to the Company’s financial results.

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

Period of Review VIII:  On April 1, 2015, the Commerce Department published a notice allowing parties to request an eighth annual administrative review of the anti-dumping duty order covering the period April 1, 2014 through March 31, 2015 (POR VIII).  Petitioners and other parties submitted requests for administrative reviews to the Commerce Department in April 2015.  The Commerce Department initiated POR VIII in May 2015, and has selected two mandatory respondents for review.  The preliminary results of the Commerce Department’s review of POR VIII were announced on March 1, 2016, with the margins ranging from $0.13 per pound to $1.27 per pound for mandatory respondents, $1.00 per pound for separate rate respondents, and $1.10 per pound for the China wide rate.  Calgon Carbon Tianjin was preliminarily assigned a margin of $1.00 per pound, as it was considered a separate rate respondent.  The impact of the tariffs during this period is not expected to be material to the Company’s financial results.  Based on the agency’s practice in prior administrative reviews, the Company anticipates that the Commerce Department will announce the final results of its administrative review for POR VIII in October or November 2016.

Period of Review IX:  On April 1, 2016, the Commerce Department published a notice allowing parties to request a ninth annual administrative review of the anti-dumping duty order covering the period April 1, 2015 through March 31, 2016 (POR IX).  Petitioners and other parties will be submitting requests for administrative reviews to the Commerce Department in April 2016.

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

The Company was required to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested  in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The landfill is to be considered a non-hazardous facility and regulated by the KYDEP.  The testing of the stockpile material was completed and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and it has been submitted to the EPA.  The stockpiled material was removed in 2015 and the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  As of March 31, 2016 and December 31, 2015, there is no liability recorded related to this issue.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In 2012 the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties, and the local Labor Court had concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees, and the Company has had several claims from pensioners seeking compensation for the shortfall.  In 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment.  As of March 31, 2016 and December 31, 2015, respectively, the Company has a $1.0 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

12.   Supplemental Cash Flow Information

The Company has reflected $(0.2) million and $(0.5) million of its capital expenditures as a non-cash decrease in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2016 and 2015, respectively.

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

The following segment information represents the results of operations:

	Three Months Ended March 31,
	2016	2015
Net sales
Activated Carbon and Service	$106,236	$122,747
Equipment	11,478	10,708
Consumer	2,485	2,248
Consolidated net sales	$120,199	$135,703

Income (loss) from operations
Activated Carbon and Service	$8,576	$18,055
Equipment	(540)	(1,160)
Consumer	427	395
	8,463	17,290
Reconciling items:
Interest income	6	11
Interest expense	(333)	(131)
Other income (expense) — net	223	(548)
Income before income tax provision	$8,359	$16,622

Depreciation and amortization
Activated Carbon and Service	$8,217	$7,835
Equipment	418	713
Consumer	140	153
Depreciation and amortization	$8,775	$8,701

14.   Government Grants

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company recognized 1.93 million RMB or approximately $0.3 million (which represents 50% of the total awarded incentive) less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment had been completed and all required documentation had been submitted to WEDZ.  As of March 31, 2016 and December 31, 2015, the Company has a $0.3 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the remainder of the incentive that relates to phase two of the commitment as it has not yet been constructed.

15.   Subsequent Event

On April 14, 2016, the Company entered into an agreement where it has made an irrevocable offer to purchase the assets and business of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (the Activated Carbon and Filter Aid Business).  The Activated Carbon and Filter Aid Business which primarily serves food and beverage, industrial and pharmaceutical customers in Europe and Asia had sales of 93.2 million Euros in 2015 and has approximately 300 employees.  The completion of this transaction is subject to various customary conditions and regulatory clearances, including prior consultations with certain of Arkema’s work council.  The transaction is anticipated to close in the fourth quarter of 2016 and is valued at 145.5 million Euros, which includes a cash price of 137.7 million Euros and the assumption of certain liabilities.  The Company expects to finance the transaction through a combination of cash and debt.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales decreased by $15.5 million or 11.4% for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015.  Included in this change was a $1.1 million negative impact of foreign currency translation due to a stronger U.S. dollar which was primarily within the Activated Carbon and Service Segment.

Net sales for the quarter ended March 31, 2016 for the Activated Carbon and Service segment decreased $16.5 million or 13.5% versus the similar 2015 period including the negative impact of foreign currency translation which totaled $1.0 million.

	Increase (Decrease) in Net Sales
(Dollars in millions)	As Reported	Foreign Currency Impact	Net Of Foreign Currency Impact
Environmental Air market	$(1.3)	$0.1	$(1.2)
Environmental Water market	(1.4)	0.1	(1.3)
Food and Beverage market	(0.7)	0.1	(0.6)
Industrial market	(0.3)	0.2	(0.1)
Potable Water market	(12.2)	0.3	(11.9)
Specialty Carbon market	(0.2)	0.1	(0.1)
Other	(0.4)	0.1	(0.3)
Total Activated Carbon and Service	$(16.5)	$1.0	$(15.5)

The decrease was principally due to lower demand in the Potable Water market in all geographic regions as a result of multiple significant orders for municipal drinking water treatment in the first quarter of 2015 that did not repeat in 2016.  Also contributing to the quarter over quarter decline was lower demand in the Americas Environmental Air market largely a result of unseasonably warmer winter weather conditions coupled with very low natural gas prices which reduced the operational requirements of certain customers’ coal-fired electric generating units during the quarter.  In addition, a legacy customer using standard product switched suppliers in

2016.  This decline in Environmental Air market sales was partially offset by an increase in demand for activated carbon pellets for treating sulfur and nitrogen oxide emissions.  In addition, a customer plant closure negatively impacted the Environmental Water Market sales in Asia.

Net sales for the Equipment segment increased $0.8 million or 7.2% in the first quarter 2016 versus the comparable 2015 period.

(Dollars in millions)	Increase (Decrease) in Net Sales
Carbon adsorption equipment	$1.3
Ballast water treatment systems	(1.7)
Traditional ultraviolet light systems	0.4
Ion exchange systems	0.8
Total Equipment	$0.8

The increase was primarily due to several large projects for carbon adsorption and ion exchange equipment as compared to the prior year.  Partially offsetting this increase were lower sales for ballast water treatment systems due to continued regulatory delays and a decline in sales of equipment to offshore service vessels, the demand from which has been impacted by ongoing low oil prices. Foreign currency translation effects in the Equipment segment were not significant.

Net sales for the quarter ended March 31, 2016 for the Consumer segment increased $0.2 million or 10.5% as compared to the first quarter of 2015 due to demand for defense application products, partially offset by the negative impact of foreign currency translation which totaled $0.1 million.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 34.7% for the quarter ended March 31, 2016 compared to 35.7% for the similar 2015 period, a 1.0 percentage point or $1.2 million decrease primarily in the Activated Carbon and Service segment. Approximately $1.2 million of this decrease resulted from a decline in volume of higher margin products, including FLUEPAC® products for mercury removal as compared to the prior year, along with higher pension costs of approximately $0.5 million for the Company’s U.S. plans.  A business interruption insurance settlement of $0.9 million provided a partial offset to the aforementioned items.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization was comparable for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015.

Selling, general and administrative expenses increased $1.9 million or 8.9% for the quarter ended March 31, 2016 versus the comparable 2015 quarter primarily in the Activated Carbon and Service segment.  The increase was principally due to costs related to a recently announced planned acquisition of the assets and business of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group.  Refer to additional discussion in Note 15 of the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Research and development expenses were comparable for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015.

Interest income was comparable for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015.

Interest expense increased $0.2 million for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015 due to an increase in the average outstanding borrowings under the Company’s debt agreements.

The additional income in other income (expense) - net for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015 was largely related to foreign exchange.

The income tax provision decreased $2.7 million for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2016 predominately due to a decline in pretax earnings.  The effective tax rate for the quarter ended March 31, 2016 was 34.7% compared to 33.5% for the quarter ended March 31, 2015.  The increase in the effective rate primarily relates to a less favorable mix of income earned in foreign tax jurisdictions whose tax rates are lower than the U.S. rate in 2016 as compared to the similar period in 2015.

In the preparation of its effective tax rate, the Company uses an annualized estimate of pre-tax earnings.  Throughout the year this annualized estimate may change based on actual results and annual earnings estimate revisions in various tax jurisdictions.  Since the

Company’s permanent tax benefits are relatively constant, changes in the annualized estimate may have a significant impact on the effective tax rate in future periods.

Financial Condition

Working Capital and Liquidity

The Company has had sufficient financial resources to meet its operating requirements and to fund capital spending, dividend payments, share repurchases and pension plans.

Cash flows provided by operating activities were $12.1 million for the period ended March 31, 2016 compared to $8.9 million for the period ended March 31, 2015.  The $3.2 million increase was primarily due to a net favorable working capital change from lower receivables primarily as a result of the decline in revenue.  This favorability more than offset the lower operating results.

Dividends on common stock of $0.05 per share were declared and paid in the first quarter of 2016 and 2015.  In addition, in May 2016, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

The Company maintains a U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which expires on November 6, 2020.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which expires on November 6, 2020.  The full amount of the Delayed Draw Term Loans was outstanding as of December 31, 2015, and beginning January 1, 2016, the Company began making quarterly repayments equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement have remained relatively consistent from December 31, 2015.   Total availability under the Credit Agreement was $186.9 million as of March 31, 2016.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company must comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of March 31, 2016 and December 31, 2015.

Prior to March 31, 2016, Calgon Carbon Japan (CCJ) maintained a Japanese Term Loan and a Japanese Working Capital Loan.  These agreements were replaced by a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  The Company is a guarantor of CCJ’s obligations under the Japanese Credit Agreement.  Total availability under the Japanese Credit Agreement was 1.55 billion Japanese Yen or $13.8 million as of March 31, 2016.

Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

Share Repurchases

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the three months ended March 31, 2016 and March 31, 2015, the Company repurchased 518,576 and 80,500 shares, respectively, at an average price of $15.81 per share and $20.88 per share, respectively.  As of March 31, 2016, the Company had repurchased a total of 4,598,661 shares at an average price of $18.67 per share under this program.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.  In April 2016, the Company suspended the activities of the share repurchase program.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of March 31, 2016, there have been no material changes in the payment terms of these obligations since December 31, 2015.

The Company currently expects that cash from annual operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months.  The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis.  Any additional needs will be funded by cash on hand or borrowings under the Company’s Credit Agreement, Japanese Credit Agreement, or other credit facilities.  Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that cash on hand and borrowings will adequately support each of the segments cash needs.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $7.4 million for the three months ended March 31, 2016 compared to expenditures of $16.1 million for the same period in 2015.  The expenditures for the period ended March 31, 2016 were primarily for improvements to manufacturing facilities.  The expenditures for the period ended March 31, 2015 were primarily for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility, along with expenditures related to the Company’s new headquarters facility, which includes the research and development innovation center of approximately $3.6 million and a SAP re-implementation project of approximately $1.7 million.  Capital expenditures for 2016 are currently projected to be approximately $50 to $60 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Proceeds from the sale of assets were $1.2 million for the three months ended March 31, 2016 and not significant for the three months ended March 31, 2015.

Cash and cash equivalents include $44.5 million and $45.1 million held by the Company’s foreign subsidiaries as of March 31, 2016 and December 31, 2015, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

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

Outlook

Activated Carbon and Service

The Company’s estimate of a 7% compound annual growth rate for the activated carbon market for the period 2015 through 2020 is predicated on significant demand for mercury removal carbons in North America primarily driven by the U.S. Environmental Protection Agency’s (EPA) regulations surrounding Mercury and Air Toxics Standards (MATS) and growing demand in activated carbon usage in China.  While there have been noted increases in the demand for activated carbon in China, the recent economic slowdown in China may lead to lower than previously forecasted demand for activated carbon.  Other impediments to near-term growth could include an economic slowdown in any or all of the regions served, impacts from delays in environmental regulations or the impact of the strength of the U.S. dollar.  Through a series of initiatives that began in 2012, including additional capital investment; plant efficiency studies; and, product rationalization the Company has successfully increased its virgin carbon manufacturing capacity from an estimated 140 million pounds per year to approximately 163 million pounds per year.   In addition, over this same time frame, the Company has been promoting its reactivation offerings to U.S. drinking water customers.   By optimizing the available activated carbon reactivation capacity, the Company is able to effectively increase its virgin activated carbon pounds available for other growth opportunities.   Finally, the Company has completed its evaluation of other longer-term opportunities for virgin activated carbon expansion.   The results of this evaluation revealed that at this time, a significant virgin carbon expansion would most likely be undertaken at one of the Company’s two virgin carbon facilities.   However, current forecasted demand over the next several years indicates that this expansion is not currently necessary.

The Company believes that fair pricing for activated carbon in the United States of America is being achieved via the application of a tariff imposed on Chinese steam activated carbon.  Under the anti-dumping rules, importers of steam activated carbon from China are potentially required to pay anti-dumping duties.  The United States Department of Commerce (Commerce Department) conducts reviews in order to determine whether changes (increases or decreases) should be made to the anti-dumping tariff rate applicable to any foreign exporter.  These retrospective reviews occur annually while the anti-dumping duty order (the order) is in effect (the current order is scheduled to expire in March 2017).  Refer to Note 11 of the condensed consolidated financial statements in Item 1 of this Quarterly Report for further details.  The Company’s last announced price increase was in February 2013.

Raw material costs for production in 2016 are expected to be comparable to 2015.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  As of March 31, 2016, the Company has approximately 84% of its 2016 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the EPA as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  On December 21, 2011, the EPA issued the MATS regulation requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation became effective on April 16, 2012.  Compliance with MATS was required in April 2015; however, newly installed equipment and/or plants determined to be on “reliability critical paths” were able to get extensions of up to an additional two years.  On June 29, 2015, the U.S. Supreme Court in a 5-4 decision reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) which held that the EPA did not need to consider costs when deciding to regulate power plant emissions and remanded the case back to the D.C. Circuit.  On December 15, 2015, the D.C. Circuit ordered that the MATS Rule (the “Rule”) be remanded to the EPA without vacatur.  In late February, 2016, 20 states petitioned the U.S. Supreme Court to enjoin the MATS rule pending a petition for a writ of certiorari.  The petition to enjoin the rule was denied, however, the Court has not yet ruled on the petition for certiorari.  Despite this activity, the EPA published its final supplemental finding on April 14, 2016, concluding that cost consideration has not changed its determination that the MATS rule is appropriate and necessary.  It is the expectation of the Company that the EPA will keep the Rule and the current compliance dates in place, continuing to drive utilities to treat for mercury with activated carbon.  Additional challenges to the MATS rule are possible.  There are also mercury removal regulations for the flue gas of coal-fired power plants that remain in effect for certain states and Canadian provinces.

The Company still believes that mercury removal could become the largest North American market for activated carbon and has made great strides in establishing itself as a market leader.  Based on standard carbon products, the Company estimates the annual demand for mercury removal in North America may grow to as much as 290 million to 400 million pounds by 2017.  However, long-term persistent low natural gas prices along with atypical weather conditions could reduce the market size.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 90% less than alternative products, are important to its ongoing success in this market.  Market acceptance of the Company’s advanced FLUEPAC® products is growing.  Bidding activity with electric utilities has been active and is resulting in the receipt of significant, new orders for the Company’s FLUEPAC® products.  The Company currently believes approximately one-third of this market is represented by the 19 states and certain Canadian provinces that have regulations in place that require mercury removal.   The Company estimates that those utilities that were required to comply with the MATS regulation in April 2015 also comprise approximately one-third of the potential mercury removal market with the remaining approximate one third of the potential market being comprised of utilities required to comply with the MATS regulation in April 2016.  The Company’s expectation is that its ongoing share of the value of this market will be at least 30%.

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

Throughout 2015, we noticed an increase in the time between GAC exchange and reactivation services by customers who are relatively new to using GAC for treating DBP precursors.  As they gain experience in using GAC, they are also focusing on optimizing its use in combination with other technologies to minimize their overall costs of treating their water supplies.  In the short term this has reduced the volume of the reactivation exchange market from our previous expectations.  However, these full-scale drinking water treatment operations demonstrate that GAC provides effective DBP protection for longer periods of time than originally believed, confirming the favorable economics of GAC with custom municipal reactivation (CMR).  In fact, the Company can use an updated model that comprehends the elongated exchange frequency to show that using GAC is an even less expensive solution than previously thought.  We believe use of this information could enhance our ability to convert some of the approximately 8,000 largest municipal water systems in North America to adopt the use of GAC with CMR services for their water treatment needs.  As such, we expect that the use of GAC by municipalities for treating their water supplies for DBPs or other contaminants, and our related CMR services, will continue to increase.

In addition, increased public awareness of the presence and human health impacts of man-made chemicals and naturally occurring contaminants in drinking water is expected to contribute to continued growth of the Company’s municipal drinking water business. With this awareness, there has been an increased demand for safe drinking water in communities around the United States.  Chemicals from industrial processes can contaminate groundwater wells and are currently unregulated.  While it is expected that these contaminants will be regulated by the EPA in the future, we have seen recent activity at the local level that demonstrate communities are demanding drinking water that is free from contaminants that are not regulated.  Chemical releases that impact sources of drinking water highlight the need for utilities that draw from such sources to provide barrier defenses against such events.  GAC is an ideal technology for this purpose and we expect utilities to look to install GAC to provide protection against spills and contamination.  Most recently, concern regarding the presence of perfluorinated compounds (PFCs) in groundwater drinking water sources has led to an increase in both inquiries and orders from numerous utilities across the U.S., including an order for equipment and GAC for the municipal water system in Hoosick Falls, NY, despite the lack of regulations for these compounds.  In a similar vein, 1,2,3-Trichloropropane (1,2,3-TCP) in groundwater has become a major issue in California, New York, and New Jersey, and the Company has received an equipment order in New Jersey and is presently handling inquiries for several more.  Harmful algal blooms can also present a human health risk to community drinking water supplies; both GAC and PAC have been used successfully to protect against the intrusion of algal toxins in drinking water systems.  Use of GAC can protect water treatment plants from the harmful effects of algal bloom toxicity, while increased dosing of PAC can also help when algal blooms are detected.

As more municipalities move to install GAC for the various reasons mentioned, the Company expects to see growth in its CMR service business.   In many cases, municipalities engage in a long term plan for CMR services at the time of their initial fill of GAC.   In other circumstances, customers convert to the use of CMR services, rather than replacing spent carbon with virgin GAC, due to the affordability of this process.  CMR business arrangements can be through either multi-year contracts for the services or through a periodic bidding process when the service is required.

In Europe, the Company has a multi-year contract with a large water provider in the United Kingdom (UK) and will supply virgin carbon and reactivation services for up to the remaining seven year period from its upgraded Tipton plant in the UK.  The plant returned to operation with the additional capacity and planned upgrades during the first quarter of 2016.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard (USCG) issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the fore mentioned compliance dates from the USCG by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of March 18, 2016, 5,307 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the USCG is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  In December 2015, the USCG decided it would not allow the Company, and several other manufacturers of ultraviolet light-based ballast water treatment systems, to use the Most Probable Number (MPN) test method for purposes of testing the Company’s system to apply for type approval under USCG regulations.  Although the Company has appealed the USCG’s decision, its ramifications, if upheld, could have an adverse effect on the Company’s ability to compete in the market for ballast water treatment systems for vessels discharging ballast water in U.S. waterways and ports, or cause the Company to invest time and incur additional expenses to redesign its system.

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

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 49 countries representing 34.79% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a six-year period following ratification and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems.  The Company believes that the total ballast water treatment market for equipment will approximate $18 billion to $28 billion after ratification of the BWMC.  Factors influencing the size of the market include the number of manufacturers who are ultimately able to effectively serve this market and ongoing uncertainties surrounding the USCG type approval process.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention. Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales are expected to be for systems retrofitted into existing ships.  The number of new ship builds has declined and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the fore mentioned USCG extensions.  This, along with the more recent shift in oil and gas economics has suppressed the number of Hyde GUARDIAN® orders received.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold more than 450 systems valued at over $90 million.

Backlog for the Equipment segment as of March 31, 2016 was $12.6 million, while backlog as of December 31, 2015 was $18.5 million.

Consumer

The Company’s Consumer segment supplies activated carbon cloth for use in medical, military and specialty applications.  The Company anticipates future growth in medical applications for wound care as its cloth aids in the healing process while providing odor control.  The Company recently began to focus additional marketing and sales resources to this area of its business, and expects to see modest annual growth in 2016.

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2016.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — January 31, 2016	300,736	$15.61	300,736	$67,637,631
February 1 — February 29, 2016	241,013	$15.98	217,840	$64,131,013
March 1 — March 31, 2016	—	$—	—	$64,131,013

(1)         Includes 23,173 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

(2)         In December 2013, the Company’s Board of Directors authorized the repurchase of additional common stock, resulting in a total remaining availability of $150 million.  There is no expiration date for this program.  In April 2016, the Company announced that it would suspend the activities of the share repurchase program.

Item 6.       Exhibits

Exhibit No.	Description	Method of filing

2.1

Letter Agreement, dated April 14, 2016 (including the form Asset and Share Purchase Agreement to be entered into by and among Calgon Carbon Corporation, Calgon Carbon Investments, Inc., CECA, S.A., Arkema S.r.l, Arkema Shanghai Distribution Co Ltd and ARKEMA FRANCE).

(a)

10.1	Facility Agreement by and between Calgon Carbon Japan KK and Bank of America, N.A., Tokyo Branch dated March 24, 2016.	(b)

10.2	Continuing Guaranty of Calgon Carbon Corporation in favor of Bank of America, N.A., Tokyo Branch dated March 24, 2016.	(c)

10.3

Fourth Amendment to Credit Agreement by and among Calgon Carbon Corporation, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent dated April 13, 2016.

(d)

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

(a)         Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 14, 2016.

(b)         Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2016.

(c)          Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 30, 2016.

(d)         Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: May 5, 2016	/s/ Robert M. Fortwangler
Robert M. Fortwangler
Senior Vice President,
Chief Financial Officer