Form 10-Q
period 2016-06-30
CALGON CARBON Corp
filed 2016-08-05
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2016
Common Stock, $.01 par value per share	50,624,108 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2016

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding the planned acquisition of the assets and business of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (the Activated Carbon and Filter Aid Business), future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on Form 10-Q and in the Company’s most recent Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the “Company”) actual results in future periods to be materially different from any future performance suggested herein, including without limitation, the Company’s ability to successfully complete the acquisition of the Activated Carbon and Filter Aid Business, including satisfying the various closing conditions and the Company’s ability to successfully integrate the Activated Carbon and Filter Aid Business and achieve the expected results of the acquisition, including any expected synergies and the expected accretion to earnings.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Some of the factors that could affect future performance of the Company are changes in, or delays in the implementation of, regulations that cause a market for our products, acquisitions, higher energy and raw material costs, costs of imports and related tariffs, unfavorable weather conditions and changes in market prices of natural gas relative to prices of coal, labor relations, availability of capital, and environmental requirements as they relate both to our operations and to our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q and in other reports, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$132,597	$135,452	$252,796	$271,155

Cost of products sold (excluding depreciation and amortization)	87,663	84,614	166,122	171,832
Depreciation and amortization	9,461	8,463	18,236	17,164
Selling, general and administrative expenses	21,984	21,002	44,966	42,100
Research and development expenses	1,318	1,578	2,838	2,974

	120,426	115,657	232,162	234,070

Income from operations	12,171	19,795	20,634	37,085

Interest income	29	34	35	45
Interest expense	(228)	(115)	(561)	(246)
Other income (expense) — net	(20)	(603)	203	(1,151)

Income before income tax provision	11,952	19,111	20,311	35,733

Income tax provision	4,056	6,531	6,957	12,092

Net income	7,896	12,580	13,354	23,641

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	(3,408)	3,324	(311)	(6,972)
Defined benefit pension plans	739	147	1,263	957
Derivatives	1	(362)	(789)	(118)

Total other comprehensive income (loss)	(2,668)	3,109	163	(6,133)

Total comprehensive income	$5,228	$15,689	$13,517	$17,508

Net income per common share
Basic	$0.16	$0.24	$0.27	$0.45
Diluted	$0.15	$0.24	$0.26	$0.44

Dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average shares outstanding, in thousands
Basic	50,225	52,314	50,267	52,382
Diluted	50,987	53,179	51,014	53,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share Data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$51,240	$53,629
Receivables (net of allowance of $1,633 and $1,675)	95,948	96,674
Revenue recognized in excess of billings on uncompleted contracts	7,588	9,156
Inventories	123,142	110,364
Deferred income taxes — current	22,703	22,537
Other current assets	11,893	15,365
Total current assets	312,514	307,725

Property, plant and equipment, net	308,581	311,019
Intangibles, net	5,425	5,961
Goodwill	25,550	25,777
Deferred income taxes — long-term	2,827	2,816
Other assets	3,444	3,220
Total assets	$658,341	$656,518

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$57,499	$53,716
Billings in excess of revenue recognized on uncompleted contracts	3,731	3,581
Payroll and benefits payable	11,531	13,753
Accrued income taxes	2,724	2,091
Current portion of long-term debt	7,500	7,500
Total current liabilities	82,985	80,641

Long-term debt	101,633	103,941
Deferred income taxes — long-term	40,314	41,383
Accrued pension and other liabilities	37,366	36,562
Total liabilities	262,298	262,527

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 57,773,786 and 57,646,683 shares issued	578	576
Additional paid-in capital	183,956	181,713
Retained earnings	406,915	398,627
Treasury stock, at cost, 10,780,813 and 10,232,612 shares	(153,939)	(145,295)
Accumulated other comprehensive loss	(41,467)	(41,630)
Total stockholders’ equity	396,043	393,991

Total liabilities and stockholders’ equity	$658,341	$656,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$13,354	$23,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,236	17,164
Employee benefit plan provisions	2,090	541
Stock-based compensation	2,196	2,057
Deferred income tax (benefit) expense	(1,349)	540
Changes in assets and liabilities — net of effects from foreign exchange:
Decrease (increase) in receivables	2,020	(4,402)
Increase in inventories	(11,176)	(10,409)
Decrease in revenue in excess of billings on uncompleted contracts and other current assets	5,004	4,276
Increase (decrease) in accounts payable and accrued liabilities	1,646	(5,951)
Pension contributions	(711)	(1,894)
Other items — net	(441)	494
Net cash provided by operating activities	30,869	26,057

Cash flows from investing activities
Proceeds from sale of assets	1,234	—
Capital expenditures	(16,892)	(33,932)
Net cash used in investing activities	(15,658)	(33,932)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term	—	840
Japanese working capital loan repayments — short-term	—	(1,254)
Credit agreement borrowings — long-term	58,334	49,800
Credit agreement repayments — long-term	(57,283)	(30,600)
Repayment of term loan — long-term	(4,001)	—
Treasury stock purchased	(8,644)	(8,910)
Common stock dividends paid	(5,066)	(5,270)
Proceeds from the exercise of stock options	163	944
Net cash (used in) provided by financing activities	(16,497)	5,550

Effect of exchange rate changes on cash and cash equivalents	(1,103)	(718)

Net decrease in cash and cash equivalents	(2,389)	(3,043)
Cash and cash equivalents, beginning of period	53,629	53,133
Cash and cash equivalents, end of period	$51,240	$50,090

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which amends the principal-versus agent implementation guidance and illustrations in FASB’s new revenue standard ASU 2014-09.  The new guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” which amends certain aspects of the guidance in ASU 2014-09.  For identifying performance obligations, the amendments include:  immaterial promised goods and services, shipping and handling activities, and identifying when promises represent performance obligations.  In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow-Scope Improvements and Practical Expedients.”  This clarifies the collectability assessment, sales tax presentation and the treatment of contract modifications and completed contracts at transition.  In May 2016, the FASB issued ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09” which rescinds certain SEC guidance upon adoption including those related to freight services in process and shipping and handling fees.  All of the new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Entities have the option of using either a full retrospective or a modified retrospective approach.  The Company is evaluating the provisions of these ASUs and assessing the impact they may have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  Entities may use the modified retrospective transition method for existing share-based payment transactions.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which adds a Current Expected Credit Loss (CECL) model that is based on expected losses rather than incurred losses, which is applicable to trade receivables.  The new guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting period.  Entities are required to use the modified retrospective approach.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

2.    Inventories

	June 30, 2016	December 31, 2015
Raw materials	$23,851	$23,327
Finished goods	99,291	87,037
Total	$123,142	$110,364

Inventories are recorded net of reserves of $2.6 million and $2.4 million for obsolete and slow-moving items as of June 30, 2016 and December 31, 2015, respectively.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 5 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	June 30, 2016		December 31, 2015
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Cash and cash equivalents	1	$51,240	$51,240	$53,629	$53,629
Derivative assets	2	297	297	468	468
Derivative liabilities	2	(1,168)	(1,168)	(783)	(783)
Acquisition earn-out liability	2	(140)	(140)	(163)	(163)
Long-term debt, including current portion	2	(109,133)	(109,133)	(111,441)	(111,441)

Accounts receivable and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The fair value of cash and cash equivalents are based on quoted prices.  The fair value of derivative assets and liabilities are measured based on inputs from market sources that aggregate data based upon market transactions.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s condensed consolidated balance sheets.  The Company’s debt bears interest based on market rates and, accordingly, the carrying value of these obligations approximates fair value.

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

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$37	$411
Natural gas contracts	Other current assets	127	—
Foreign exchange contracts	Other assets	13	6
Natural gas contracts	Other assets	55	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	65	51
Total asset derivatives		$297	$468

Liability Derivatives	Balance Sheet Locations	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$941	$13
Natural gas contracts	Accounts payable and accrued liabilities	78	586
Foreign exchange contracts	Accrued pension and other liabilities	125	3
Natural gas contracts	Accrued pension and other liabilities	—	89

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	24	92
Total liability derivatives		$1,168	$783

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	June 30, 2016	December 31, 2015
Natural gas contracts (mmbtu)	900,000	955,000
Foreign exchange contracts	$40,483	$37,016

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

	June 30, 2016		December 31, 2015
	Fair Value	Fair Value	Fair Value	Fair Value
	of Assets	of Liabilities	of Assets	of Liabilities
Gross derivative amounts recognized in the balance sheet	$297	$1,168	$468	$783
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(126)	(126)	(67)	(67)
Net amount	$171	$1,042	$401	$716

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(407)	$(180)	$(1,446)	$870
Natural gas contracts	398	(27)	207	(350)
Total	$(9)	$(207)	$(1,239)	$520

	Amount of Gain or (Loss) Recognized from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange contracts	$153	$624	$434	$1,068
Natural gas contracts	(315)	(280)	(590)	(404)
Total	$(162)	$344	$(156)	$664

(1)	Assuming market rates remain constant with the rates as of June 30, 2016, a loss of $0.9 million is expected to be recognized in earnings over the next 12 months.

During the three and six month periods ended June 30, 2016 and 2015, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing, which would have been recorded in other expense – net.

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

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(262)	$300	$1,290	$(730)
Total	$(262)	$300	$1,290	$(730)

5.    Borrowing Arrangements

Long-Term Debt	June 30, 2016	December 31, 2015
U.S. Credit Agreement Borrowings	$104,750	$107,700
Japanese Credit Agreement Borrowings	4,383	—
Japanese Term Loan Borrowings	—	3,741
Total Long-Term Debt	109,133	111,441
Less Current Portion of Long-Term Debt	(7,500)	(7,500)
Net Long-Term Debt	$101,633	$103,941

U.S. Credit Agreement

On November 6, 2013, the Company entered into the U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million.  As a result of amendments, the expiration date of the Revolver is now November 6, 2020.  A portion of the Revolver not in excess of $75.0 million shall be available for standby or letters of credit for trade, $15.0 million shall be available for swing loans, and $50.0 million shall be available for loans or letters of credit in certain foreign denominated currencies.  The Company may have the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver is conditioned upon various customary conditions.  In April 2016, an amendment was signed to the Credit Agreement that increased the threshold for a “Permitted Acquisition.”  Refer to Note 15 for further information.

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

Upon entering into the Credit Agreement, the Company incurred issuance costs of $0.8 million which were deferred and are being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and is equal to 0.18%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 1.70% to 1.86% as of June 30, 2016, and 1.19% to 1.34% as of June 30, 2015.

Total outstanding borrowings under the Revolver were $33.5 million and $32.7 million as of June 30, 2016 and December 31, 2015, respectively.  Total availability under the Revolver as of June 30, 2016 and December 31, 2015 was $189.2 million and $189.9 million, respectively, after considering borrowings and the outstanding letters of credit of $2.3 million and $2.4 million as of June 30, 2016 and December 31, 2015, respectively.  Total outstanding borrowings under the Delayed Draw Term Loans were $71.3 million and $75.0 million as of June 30, 2016 and December 31, 2015, respectively.  There is no remaining availability under the Delayed Draw Term Loans.  The outstanding borrowings are shown as current portion of long-term debt and long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company is permitted to pay dividends so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50.0 million, and debt is less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of June 30, 2016.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders will be under no further obligations to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically will become immediately due and payable, and other events of default will allow the agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Credit Agreement

On March 24, 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  The Japanese Credit Agreement replaced the Term Loan Agreement (Japanese Term Loan) and Working Capital Loan (Japanese Working Capital Loan) agreement that CCJ previously had in place which are described below.  As of June 30, 2016, CCJ had 450 million Japanese Yen, or $4.4 million outstanding.  The outstanding borrowings are shown as long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

A quarterly nonrefundable commitment fee is payable by CCJ based on the unused availability under the Japanese Credit Agreement and is equal to 0.18%. Total availability under the Japanese Credit Agreement was 1.55 billion Japanese Yen as of June 30, 2016.  The Japanese Credit Agreement bears interest based on the Tokyo Interbank Offered Rate of interest (TIBOR), plus an applicable margin based on the Company’s leverage ratio as defined in the U.S. Credit Agreement, which averaged 1.31% per annum as of June 30, 2016.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  CCJ may make voluntary prepayments of principal and interest after providing prior written notice and before the full amount then outstanding is due and payable on the March 24, 2019 expiration date.

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

Chinese Credit Facility

The Company maintained an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provided for an uncommitted line of credit totaling 5.0 million Renminbi (RMB) or $0.8 million.  This Facility Letter was scheduled to expire on July 19, 2016, but was canceled in April 2016.  The Company was jointly and severally liable as the guarantor under the Facility Letter.  There were no outstanding borrowings under this facility as of either June 30, 2016 or December 31, 2015.

Belgian Credit Facility

The Company maintains an unsecured Belgian credit facility totaling 2.0 million Euros.  There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of either June 30, 2016 or December 31, 2015.  Bank guarantees of 0.9 million Euros were issued as of both June 30, 2016 and December 31, 2015.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of both June 30, 2016 and December 31, 2015.

6.    Pensions

U.S. Plans

For the U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$220	$275	$478	$568
Interest cost	1,127	1,074	2,297	2,227
Expected return on assets	(1,507)	(1,773)	(3,017)	(3,566)
Amortization of prior service cost	—	3	—	7
Net actuarial loss amortization	720	586	1,504	1,270
Settlement	680	—	680	—
Net periodic pension cost	$1,240	$165	$1,942	$506

The Company incurred a settlement charge in the second quarter of 2016 as a result of lump sum payments elected by retiring employees.    If additional lump sum payments are elected in the second half of 2016, the Company may incur additional settlement charges, however, the amount is not yet estimable.

European Plans

For the European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$94	$72	$186	$145
Interest cost	300	306	597	611
Expected return on assets	(377)	(416)	(752)	(830)
Net actuarial loss amortization	59	54	117	109
Net periodic pension cost	$76	$16	$148	$35

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations the Company had divested.  Benefits are distributed by the multi-employer plan.  As of June 30, 2016 and December 31, 2015, respectively, the Company had a $1.1 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets.  Refer to Note 11 for further information related to this multi-employer plan.

7.    Stockholders’ Equity

Dividends on common stock of $0.05 per share were declared and paid in both the first and second quarters of 2016 and 2015.  In addition, in August 2016, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the six months ended June 30, 2016 and June 30, 2015, the Company repurchased 518,576 and 319,381 shares, respectively, at an average price of $15.81 per share and $21.35 per share, respectively.  As of June 30, 2016, the Company had repurchased a total of 4,598,661 shares at an average price of $18.67 per share under this program.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.  In April 2016, the Company suspended the activities of the share repurchase program.

8.    Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2015, net of tax	$(11,070)	$(30,474)	$(86)	$(41,630)
Other comprehensive income (loss) before reclassifications	(311)	241	(867)	(937)
Amounts reclassified from other comprehensive income (loss)	—	1,022	78	1,100
Net current period other comprehensive income (loss)	(311)	1,263	(789)	163
Balance as of June 30, 2016, net of tax	$(11,381)	$(29,211)	$(875)	$(41,467)

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive income (loss) before reclassifications	(6,972)	58	341	(6,573)
Amounts reclassified from other comprehensive income (loss)	—	899	(459)	440
Net current period other comprehensive income (loss)	(6,972)	957	(118)	(6,133)
Balance as of June 30, 2015, net of tax	$(5,029)	$(29,401)	$787	$(33,643)

	Amount Reclassified from
Details about	Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the
Accumulated Other Comprehensive	Three Months Ended June 30,		Six Months Ended June 30,		Statement where
Income (Loss) Components	2016	2015	2016	2015	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior-service costs	$—	$(3)	$—	$(7)	(2)
Actuarial losses	(779)	(640)	(1,621)	(1,379)	(2)
	(779)	(643)	(1,621)	(1,386)	Total before tax
	298	244	599	487	Tax benefit
	$(481)	$(399)	$(1,022)	$(899)	Net of tax
Derivatives:
Foreign exchange contracts	$153	$624	$434	$1,068	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	(315)	(280)	(590)	(404)	Cost of products sold (excluding depreciation and amortization)
	(162)	344	(156)	664	Total before tax
	80	(103)	78	(205)	Tax benefit (expense)
	$(82)	$241	$(78)	$459	Net of tax
Total reclassifications for the period	$(563)	$(158)	$(1,100)	$(440)	Net of tax

(1)	Amounts in parentheses indicate debits to income/loss.
(2)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Foreign currency translation adjustments exclude income tax for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with ASC 715 “Compensation – Retirement Benefits” included in accumulated other comprehensive loss were $16.4 million and $17.1 million as of June 30, 2016 and December 31, 2015, respectively.  The income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $0.4 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Defined benefit pension plan	$298	$244	$599	$487
Derivatives	112	(165)	(313)	(40)

9.    Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income available to common stockholders	$7,896	$12,580	$13,354	$23,641
Weighted Average Shares Outstanding
Basic	50,225	52,314	50,267	52,382
Effect of Dilutive Securities	762	865	747	872
Diluted	50,987	53,179	51,014	53,254

Basic net income per common share	$0.16	$0.24	$0.27	$0.45
Diluted net income per common share	$0.15	$0.24	$0.26	$0.44

For the three and six months ended June 30, 2016 and 2015, there were 1.3 million shares and 0.8 million shares of stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

10.  Income Taxes

The effective tax rate for the three months ended June 30, 2016 was 34.0% compared to 34.2% for the same period in 2015.  The tax rate for the three months ended June 30, 2016 and 2015 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and non-taxable permanent differences.

The effective tax rate for the six months ended June 30, 2016 was 34.3% compared to 33.8% for the six months ended June 30, 2015.  The tax rate for the six months ended June 30, 2016 and 2015 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and non-taxable permanent differences.

11.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability. As of both June 30, 2016 and December 31, 2015, the balance recorded was $0.3 million as a component of accrued pension and other liabilities.  The Company has determined that there has been insufficient progress to complete the remediation project by the end of 2016.  The Company has further determined that additional site characterization work is needed to establish the next steps.  No estimates regarding the timing or potential cost of these activities can be made until the additional site characterization work is finished.  Planning for the additional characterization work has begun.  Implementation timing will depend on approval by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in October 2015, the Company is currently required to post a duty of $0.476 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the six months ended June 30, 2016, and 2015, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

There have been nine periods of review since the anti-dumping order was published in 2007.  Periods of Review (POR) I, II, IV and V, related to the periods that ended on March 31, 2008, 2009, 2011 and 2012, respectively, are final and not subject to further review or appeal.  A summary of the proceedings in the remaining PORs follows below.

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

Period of Review VI: On November 19, 2014, the Commerce Department announced the final margins for its sixth administrative review (POR VI), which covers imports that entered the U.S. between April 1, 2012 and March 31, 2013.  The Commerce Department calculated a margin of $0.018 per pound for both mandatory and separate rate respondents, and $1.10 per pound for the China-wide rate. Calgon Carbon Tianjin was assigned a margin of $0.018 per pound as it was considered a separate rate respondent.  In December 2014, an appeal was commenced challenging the final results.  On January 20, 2016, the Court issued a preliminary decision agreeing with the Petitioners’ challenge to the Commerce Department’s final margins and directing the agency to reconsider its valuation of a key factor of production.

On May 25, 2016, the Commerce Department issued its redetermination rejecting all of the respondents’ arguments challenging the draft redetermination, and calculated a duty rate of $0.23 per pound for both the mandatory and separate rate respondents.  The respondents have an opportunity to submit comments to the Court challenging the Commerce Department’s final redetermination.  The impact of the tariffs during this period is not expected to be material to the Company’s financial results.

Period of Review VII: On April 1, 2014, the Commerce Department published a notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  The Commerce Department announced the final results for POR VII on October 5, 2015.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents whose shipments of activated carbon to the U.S. were not individually reviewed.  The Company, as a Chinese exporter and a U.S. importer, received the separate rate of $0.476 per pound.  The impact of the revised tariffs to the Company’s financial results is not material.  In October 2015, appeals by one of the mandatory respondents and several separate rate respondents were commenced challenging the final results of the seventh administrative review.  A decision by the Court on the Chinese respondents’ challenges is possible in later 2016 or early 2017.

Period of Review VIII:  On April 1, 2015, the Commerce Department published a notice allowing parties to request an eighth annual administrative review of the anti-dumping duty order covering the period April 1, 2014 through March 31, 2015 (POR VIII).  Petitioners and other parties submitted requests for administrative reviews to the Commerce Department in April 2015.  The Commerce Department initiated POR VIII in May 2015, and has selected two mandatory respondents for review.  The preliminary results of the Commerce Department’s review of POR VIII were announced on March 1, 2016, with the margins ranging from $0.13 per pound to $1.27 per pound for mandatory respondents, $1.00 per pound for separate rate respondents, and $1.10 per pound for the China-wide rate.  Calgon Carbon Tianjin was preliminarily assigned a margin of $1.00 per pound, as it was considered a separate rate respondent.  The impact of the tariffs during this period is not expected to be material to the Company’s financial results.  The Commerce Department is scheduled to announce the final results of its administrative review for POR VIII on September 1, 2016.

Period of Review IX:  On April 1, 2016, the Commerce Department published a notice allowing parties to request a ninth annual administrative review of the anti-dumping duty order covering the period April 1, 2015 through March 31, 2016 (POR IX).  The Commerce Department has selected mandatory respondents for review, and is expected to issue its preliminary results of review in the first or second quarter of 2017.  Calgon Carbon Tianjin will not participate in POR IX as a cooperative respondent.

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

The Company was required to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested  in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The landfill is to be considered a non-hazardous facility and regulated by the KYDEP.  The testing of the stockpile material was completed and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and it has been submitted to the EPA.  The stockpiled material was removed in 2015 and the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  As of June 30, 2016 and December 31, 2015, there is no liability recorded related to this issue.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties, and the local Labor Court had concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees, and the Company has had several claims from pensioners seeking compensation for the shortfall.  In 2014 the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment.  As of June 30, 2016 and December 31, 2015, respectively, the Company has a $1.1 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

12.  Supplemental Cash Flow Information

The Company has reflected $(0.5) million and $2.2  million of its capital expenditures as a non-cash (decrease) and increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2016 and 2015, respectively.

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

The following segment information represents the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales
Activated Carbon and Service	$121,121	$123,567	$227,357	$246,314
Equipment	8,832	9,636	20,310	20,344
Consumer	2,644	2,249	5,129	4,497
Consolidated net sales	$132,597	$135,452	$252,796	$271,155

Income (loss) from operations
Activated Carbon and Service	$13,083	$19,587	$21,659	$37,642
Equipment	(1,307)	(242)	(1,847)	(1,402)
Consumer	395	450	822	845
	12,171	19,795	20,634	37,085
Reconciling items:
Interest income	29	34	35	45
Interest expense	(228)	(115)	(561)	(246)
Other income (expense) — net	(20)	(603)	203	(1,151)
Income before income tax provision	$11,952	$19,111	$20,311	$35,733

Depreciation and amortization
Activated Carbon and Service	$8,827	$7,672	$17,044	$15,507
Equipment	471	637	889	1,350
Consumer	163	154	303	307
	$9,461	$8,463	$18,236	$17,164

14.  Government Grants

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company recognized 1.93 million RMB or approximately $0.3 million less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment had been completed and all required documentation had been submitted to WEDZ.  On May 17, 2016, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the JiangSu Provincial Bureau based on the same Company commitment.  For the three and six month periods ended June 30, 2016, the Company did not recognize income for the second incentive as all required documentation has not yet been completed.  As of June 30, 2016 and December 31, 2015, the Company has a $0.9 million and $0.3 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the unearned portion of the incentives.

15.  Pending Acquisition

On April 14, 2016, the Company entered into an agreement where it has made an irrevocable offer to purchase the assets and business of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (the Activated Carbon and Filter Aid Business).  Following the completion of consultations with certain of Arkema’s work council, the parties executed a definitive Asset and Share Purchase Agreement on July 25, 2016.  The Activated Carbon and Filter Aid Business which primarily serves food and beverage, industrial and pharmaceutical customers in Europe and Asia had sales of 93.2 million Euros in 2015 and has approximately 300 employees.  The completion of this transaction is subject to various customary conditions and regulatory clearances.  The transaction is anticipated to close in the fourth quarter of 2016 and is valued at 145.5 million Euros, which includes a cash price of 137.7 million Euros and the assumption of certain liabilities.  The Company expects to finance the transaction through a combination of cash and debt.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales decreased by $2.9 million or 2.1% and $18.4 million or 6.8% for the quarter and year to date periods ended June 30, 2016, respectively, versus the similar 2015 periods.  Included in the change for the quarter was a $0.2 million positive impact of foreign currency translation.  The positive impact of a stronger Japanese Yen primarily within the Activated Carbon and Service was partially offset by a negative impact of the weaker pound sterling within the Consumer segment.  Included in the change for the year to date period was a $0.9 million negative impact of foreign currency translation which was primarily within the Activated Carbon and Service and Consumer segments.  A stronger U.S. dollar in Europe and China resulted in a negative impact which was partially offset by a weaker U.S. dollar in Japan.

Net sales for the quarter and year to date periods ended June 30, 2016 for the Activated Carbon and Service segment decreased $2.5 million or 2.0% and $19.0 million or 7.7%, respectively, versus the similar 2015 periods.  Included in this change was the positive impact of foreign currency translation which totaled $0.4 million for the quarter ended June 30, 2016 and the negative impact which totaled $0.6 million for the year to date period ended June 30, 2016.

	Increase (Decrease) in Net Sales			Increase (Decrease) in Net Sales
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
			Net of			Net of
		Foreign	Foreign		Foreign	Foreign
	As	Currency	Currency	As	Currency	Currency
(Dollars in millions)	Reported	Impact	Impact	Reported	Impact	Impact
Environmental Air market	$(2.7)	$(0.3)	$(3.0)	$(4.0)	$(0.2)	$(4.2)
Environmental Water market	(1.7)	(0.3)	(2.0)	(3.1)	(0.2)	(3.3)
Food and Beverage market	(2.5)	(0.2)	(2.7)	(3.2)	(0.1)	(3.3)
Industrial market	(3.6)	(0.1)	(3.7)	(3.9)	0.1	(3.8)
Potable Water market	4.8	0.3	5.1	(7.4)	0.6	(6.8)
Specialty Carbon market	1.9	0.2	2.1	1.7	0.3	2.0
Other	1.3	—	1.3	0.9	0.1	1.0
Total Activated Carbon and Service	$(2.5)	$(0.4)	$(2.9)	$(19.0)	$0.6	$(18.4)

Net sales for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015 decreased.  Lower demand in the Industrial and Food and Beverage markets in all geographic regions was largely due to customers optimizing their processes resulting in a rationalization of usage of carbon along with a general slowness in project related activity.  The decline in the Americas Environmental Air market resulted from a legacy customer that was using standard product switching suppliers in 2016 and a number of coal-fired electric generation units permanently changing over to gas-fired units due to the very low gas prices.  This decline in Environmental Air market sales was partially offset by an increase in demand for activated carbon pellets for treating sulfur and nitrogen oxide emissions.  In addition, there was an increase in the Potable Water market as a result of several large orders occurring during the second quarter of 2016 in the Americas and Europe.

Net sales declined for the year to date period ended June 30, 2016 as compared to the same period in 2015 primarily due to lower demand in the Potable Water market in Asia as a result of a significant order for municipal drinking water treatment in 2015 that did not repeat in 2016.  Also contributing to the year over year decline was lower demand in the Environmental Air, Industrial, and Food and Beverage markets as noted above. In addition, the unseasonably warmer winter weather conditions coupled with very low natural gas prices reduced the operational requirements of certain customers’ coal-fired electric generating units in 2016 which resulted in a decline in demand in the Environmental Air market.  This decline in Environmental Air market sales was partially offset by an increase in demand for activated carbon pellets for treating sulfur and nitrogen oxide emissions.  A customer plant closure negatively impacted the Environmental Water Market sales in Asia.

Net sales for the Equipment segment decreased $0.8 million or 8.3% for the quarter ended June 30, 2016 versus the quarter ended June 30, 2015.  Net sales were comparable for the year to date period ended June 30, 2016 as compared to the same period in 2015.

	Increase (Decrease) in Net Sales
	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Carbon adsorption equipment	$0.4	$1.7
Ballast water treatment systems	(1.3)	(3.0)
Traditional ultraviolet light systems	0.2	0.6
Ion exchange systems	(0.1)	0.7
Total Equipment	$(0.8)	$—

The decrease for the quarter ended June 30, 2016 was primarily due to lower sales for ballast water treatment systems due to continued regulatory delays and a decline in sales of equipment to offshore service vessels, the demand from which has been impacted by ongoing low oil prices.  For the year to date period ended June 30, 2016, the lower sales for ballast water treatment were offset by several large projects for carbon adsorption, traditional ultraviolet light systems and ion exchange equipment as compared to the prior year. Foreign currency translation effects in the Equipment segment were not significant.

Net sales for the quarter and year to date periods ended June 30, 2016 for the Consumer segment increased $0.4 million or 17.6% and $0.6 million or 14.1%, respectively as compared to similar 2015 periods due to higher demand for defense application products.  The increase was partially offset by the negative impact of foreign currency translation which totaled $0.2 million and $0.3 million, respectively, for the quarter and year to date periods ended June 30, 2016.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 33.9% for the quarter ended June 30, 2016 compared to 37.5% for the similar 2015 period, a 3.6 percentage point or $4.8 million decrease primarily in the Activated Carbon and Service segment.  Approximately $3.3 million of this decrease resulted from a decline in the volume of higher margin products, including FLUEPAC® products for mercury removal as compared to the prior year.  In addition, during the second quarter of 2015, the Company benefited from refunds for import duties paid of $1.2 million under the Trade Preferences Extension Act of 2015 pertaining to purchases of coconut carbons.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 34.3% for the year to date period ended June 30, 2016 compared to 36.6% for the comparable 2015 period, a 2.3 percentage point or $5.8 million decrease primarily in the Activated Carbon and Service segment.  Approximately $4.8 million of this decrease resulted from a decline in the volume of higher margin products, including FLUEPAC® products for mercury removal as compared to the prior year, along with higher pension costs of approximately $0.7 million for the Company’s U.S. plans.  In 2015, the Company benefited from refunds for import duties paid of $1.2 million which did not occur in the 2016 period.  A business interruption insurance settlement of $0.9 million received in 2016 provided a partial offset to the aforementioned items.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $1.0 million and $1.1 million for the quarter and year to date periods ended June 30, 2016 versus the similar 2015 periods.  The increases were primarily due to higher depreciation expense related to the completion of several large projects such as the improvement and upgrades to the Company’s manufacturing facilities, the new headquarters facility, and the SAP re-implementation project.

Selling, general and administrative expenses increased $1.0 million or 4.7% and $2.9 million or 6.8%, respectively, for the quarter and year to date periods ended June 30, 2016 versus the comparable 2015 periods primarily in the Activated Carbon and Service segment.  The increases were principally due to costs of $1.3 million and $2.9 million for the quarter and year to date periods ended June 30, 2016, respectively, related to the announced planned acquisition of the Activated Carbon and Filter Aid Business.  Refer to additional discussion in Note 15 of the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.  In addition, the quarter and year to date periods in 2016 include a $0.7 million pension settlement charge.  Partially offsetting the acquisition and pension expenses was lower outside consulting services that were incurred in the quarter and year to date periods in 2015 largely related to the SAP re-implementation project but did not repeat in 2016.

Research and development expenses were comparable for the quarter and year to date periods ended June 30, 2016 versus the comparable 2015 periods.

Interest income was comparable for the quarter and year to date periods ended June 30, 2016 versus the comparable 2015 periods.

Interest expense increased $0.1 million and $0.3 million, respectively, for the quarter and year to date periods ended June 30, 2016 versus the comparable 2015 periods due to an increase in the average outstanding borrowings under the Company’s debt agreements.

The additional income in other income (expense) - net for the quarter and year to date periods ended June 30, 2016 versus the comparable 2015 periods was largely related to foreign exchange.

The income tax provision decreased $2.4 million and $5.1 million, respectively, for the quarter and year to date periods ended June 30, 2016, as compared to the similar 2015 periods predominately due to a decline in pretax earnings.  The effective tax rate for the three months ended June 30, 2016 was 34.0% compared to 34.2% for the same period in 2015.  The effective rate for the year to date period ended June 30, 2016 was 34.3% compared to 33.8% for the similar 2015 period.  The increase in the effective rate primarily relates to an increase in unfavorable permanent differences as compared to the similar periods in 2015.

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

Cash flows provided by operating activities were $30.9 million for the six months ended June 30, 2016 compared to $26.1 million for the comparable period ended June 30, 2015.  The $4.8 million increase was primarily due to a net favorable working capital change related to receivables and accounts payable, which more than offset the lower operating results.  In addition, during the six months ended June 30, 2015, the Company made a $1.2 million discretionary contribution to the U.S. pension plans.

The Company received proceeds related to a government grant in Asia of $0.6 million for the six months ended June 30, 2016.  Refer to Note 14 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for further details.

The Company maintains a U.S. Credit Agreement (Credit Agreement) which provides for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which expires on November 6, 2020.  Availability under the Revolver is conditioned upon various customary conditions.  The Credit Agreement also provides for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which expires on November 6, 2020.  The full amount of the Delayed Draw Term Loans was outstanding as of December 31, 2015, and beginning January 1, 2016, the Company began making quarterly repayments equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement have remained relatively consistent from December 31, 2015.  Total availability under the Credit Agreement was $189.2 million as of June 30, 2016.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company must comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of June 30, 2016 and December 31, 2015.

Prior to March 31, 2016, Calgon Carbon Japan (CCJ) maintained a Japanese Term Loan and a Japanese Working Capital Loan.  These agreements were replaced by a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  The Company is a guarantor of CCJ’s obligations under the Japanese Credit Agreement.  Total availability under the Japanese Credit Agreement was 1.55 billion Japanese Yen or $15.1 million as of June 30, 2016.

Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the six months ended June 30, 2016 and June 30, 2015, the Company repurchased 518,576 and 391,381 shares, respectively, at an average price of $15.81 per share and $21.35 per share, respectively.  As of June 30, 2016, the Company had repurchased a total of 4,598,661 shares at an average price of $18.67 per share under this program.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.  In April 2016, the Company suspended the activities of the share repurchase program.

Dividends on common stock of $0.05 per share were declared and paid in the first and second quarters of 2016 and 2015.  In addition, in August 2016, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

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

Cash and cash equivalents include $42.5 million and $45.1 million held by the Company’s foreign subsidiaries as of June 30, 2016 and December 31, 2015,  respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $16.9 million for the six months ended June 30, 2016 compared to expenditures of $33.9 million for the same period in 2015.  The expenditures for the period ended June 30, 2016 were primarily for improvements to manufacturing facilities.  The expenditures for the period ended June 30, 2015 were primarily for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility of $10.5 million, expenditures of $8.0 million related to the Company’s new headquarters facility, which includes the research and development innovation center and $3.8 million for a SAP re-implementation project.  Capital expenditures for 2016 are currently projected to be approximately $30 million to $35 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand and borrowings under existing credit facilities.

Proceeds from the sale of assets were $1.2 million for the six months ended June 30, 2016 and not significant for the six months ended June 30, 2015.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2016, there have been no material changes in the payment terms of these obligations since December 31, 2015.

The Company has announced the planned acquisition of the Activated Carbon and Filter Aid Business, which is expected to close in the fourth quarter of 2016.  The Company is currently pursuing various options to finance this acquisition, including a possible amendment to the Company’s existing Credit Agreement.  Refer to Note 15 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s planned acquisition.

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

Outlook

Activated Carbon and Service

The Company’s estimate of a 7% compound annual growth rate for the activated carbon market for the period 2015 through 2020 is predicated on significant demand for mercury removal carbons in North America primarily driven by the U.S. Environmental Protection Agency’s (EPA) regulations surrounding Mercury and Air Toxics Standards (MATS) and growing demand in activated carbon usage in China.  While there have been noted increases in the demand for activated carbon in China, the recent economic slowdown in China may lead to lower than previously forecasted demand.  Other impediments to near-term growth could include an economic slowdown in any or all of the regions served, impacts from delays in environmental regulations or the impact of the strength of the U.S. dollar. Through a series of initiatives that began in 2012, including additional capital investment; plant efficiency studies; and, product rationalization, the Company has successfully increased its virgin carbon manufacturing capacity from an estimated 140 million pounds per year to approximately 163 million pounds per year.  In addition, over this same timeframe, the Company has been promoting its reactivation offerings to U.S. drinking water customers.  By optimizing the available activated carbon reactivation capacity, the Company is able to effectively increase its virgin activated carbon pounds available for other growth opportunities.

The Company believes that fair pricing for activated carbon in the United States of America is being achieved via the application of a tariff imposed on Chinese steam activated carbon.  Under the anti-dumping rules, importers of steam activated carbon from China are potentially required to pay anti-dumping duties.  The United States Department of Commerce (Commerce Department) conducts reviews in order to determine whether changes (increases or decreases) should be made to the anti-dumping tariff rate applicable to any foreign exporter.  These retrospective reviews occur annually while the anti-dumping duty order (the order) is in effect (the current order is scheduled to expire in March 2018).  Refer to Note 11 of the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for further details.

Raw material costs for production in 2016 are expected to be comparable to 2015.  The most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  As of June 30, 2016, the Company has approximately 87% of its 2016 anticipated coal requirements under contract or in inventory.

The Company continues to make research and development expenditures related to its advanced FLUEPAC® products. These products were introduced to significantly reduce the amount of powdered activated carbon (PAC) required for mercury removal from coal-fired power plant flue gas when compared to competing products.  PAC is recognized today by the EPA as the leading abatement technology for mercury removal from coal-fired power plant flue gas.  On December 21, 2011, the EPA issued the MATS regulation requiring mercury and other substances to be removed from the flue gas of coal-fired power plants.  The final MATS regulation became effective on April 16, 2012.  Compliance with MATS was required in April 2015; however, newly installed equipment and/or plants determined to be on “reliability critical paths” were able to get extensions of up to an additional two years.  On June 29, 2015, the U.S. Supreme Court in a 5-4 decision reversed the decision of the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) which held that the EPA did not need to consider costs when deciding to regulate power plant emissions and remanded the case back to the D.C. Circuit.  On December 15, 2015, the D.C. Circuit ordered that the MATS Rule (the “Rule”) be remanded to the EPA without vacatur.  In late February 2016, 20 states petitioned the U.S. Supreme Court to enjoin the MATS rule pending a petition for a writ of certiorari.  The petition to enjoin the rule was denied, however, the Court has not yet ruled on the petition for certiorari.  Despite this activity, the EPA published its final supplemental finding on April 14, 2016, concluding that cost consideration has not changed its determination that the MATS rule is appropriate and necessary.  It is the expectation of the Company that the EPA will keep the Rule and the current compliance dates in place, continuing to drive utilities to treat for mercury with activated carbon. Additional challenges to the MATS rule are possible.  There are also mercury removal regulations for the flue gas of coal-fired power plants that remain in effect for certain states and Canadian provinces.

The Company has established itself as a market leading supplier of powdered activated carbon in North America for the removal of mercury from the flue gas of coal-fired power plants, a significant market that is expected to complete its formation in 2016.  Based on standard carbon products, the Company estimates the annual demand for mercury removal in North America is now as much as 250 million to 350 million pounds.  However, long-term persistent low natural gas prices along with atypical weather conditions could unfavorably impact this estimated market size.  The Company’s advanced products for mercury removal which have carbon usage rates of 50% to 90% less than alternative products, are important to its ongoing success in this market.  Bidding activity with electric utilities that received extensions from the April 2015 MATS compliance date, and were required to begin complying in April 2016, has been active and is resulting in the receipt of many new orders for the Company’s FLUEPAC® products.  The Company’s expectation is that its ongoing share of the value of this market will be at least 30%.

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

Treatment of municipal drinking water remains a long term growth area for the Company.  An important driver of recent growth (2009 through 2016) was the reduction of Disinfection Byproducts (DBPs).  DBPs are compounds that form when naturally occurring organic materials in drinking water sources react with disinfection chemicals.  Granular activated carbon (GAC) is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs in drinking water.  While the expansion of GAC adoption related to the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) has slowed, the Company expects to see new business over the next several years as municipalities continue with the DBP Rule compliance activities.  There is potential for new DBP GAC installations related to two areas.  First, mostly medium and small water utilities who have not achieved compliance with the DBP Rule could adopt GAC for DBP control.   Second, utilities that currently use alternative disinfectants, such as chloramines, as their primary means to comply with Stage 2 may adopt GAC/chlorine for DBP Rule compliance.  Disinfection with chloramines can result in the formation of emerging classes of DBPs, many of which are not yet regulated but are under study by the EPA.  The EPA has now begun its Six Year Review of the DBP Rule, and a new Stage 3 Rule, which could drive additional GAC sales.  Although we do not expect a DBP Stage 3 rule limiting the use of chloramines or the DBPs formed by chloramine disinfection to go into effect for a number of years, the volume of GAC required to meet these needs could be significant.  We estimate that the municipal water systems in ten of the largest cities in the U.S. that currently use chloramines to meet their DBP Stage 2 compliance requirements would need initial installations, in the aggregate, of approximately 400 million pounds of GAC.  Once on line, these new installations would require periodic replacement or reactivation to meet their water treatment needs.  Some of these utilities are already involved in studies or pilot test programs to evaluate the use of GAC to meet their DBP treatment needs.  It is possible that some of these, or other municipalities that are treating for DBPs using chloramines, will choose to switch to GAC prior to the issuance of a DBP Stage 3 regulation.

Since 2014, the Company has noticed an increase in the time between GAC exchange and reactivation services by customers who are relatively new to using GAC for treating DBP precursors.  As utilities gain experience in using GAC as part of their overall treatment process, they are optimizing all of the unit operations, including operation of GAC filters to minimize the overall drinking water treatment costs.  In the short term this has reduced the volume of the reactivation exchange market from our previous expectations.  However, these full-scale drinking water treatment operations demonstrate that GAC provides effective DBP protection for longer periods of time than originally believed, confirming the favorable economics of GAC with custom municipal reactivation (CMR).  In fact, the Company can use an updated model that comprehends the elongated exchange frequency to show that using GAC is an even less expensive solution than previously thought.  The Company believes use of this information could enhance our ability to convert some of the approximately 8,000 largest municipal water systems in North America to adopt the use of GAC with CMR services for their water treatment needs.  As such, the Company expects that the use of GAC by municipalities for treating their water supplies for DBPs or other contaminants, and the Company’s related CMR services, will continue to increase.

Increased public awareness of the presence and human health impacts of man-made chemicals and naturally occurring contaminants in drinking water is expected to contribute to continued growth of the Company’s municipal drinking water business.  With this awareness, there has been an increased demand for safe drinking water in communities around the United States.  Chemicals from industrial processes can contaminate groundwater wells; many of these chemicals are currently unregulated.  While the EPA may regulate these contaminants in the future, the Company has seen recent activity at the local level that demonstrates that communities are demanding drinking water that is free from contaminants regardless of the current regulatory status of those contaminants.  Chemical releases that impact sources of drinking water highlight the need for utilities to provide barrier defenses against such events in both groundwater and surface water.  GAC is an ideal technology for this purpose and the Company expects utilities to look to install GAC to provide protection against spills and contamination.  Most recently, concern regarding the presence of perfluorinated compounds (PFCs) in groundwater drinking water sources has led to an increase in both inquiries and orders from numerous utilities across the U.S.  In May 2016, after a large number of community water systems found PFC contamination in drinking water sources, the U.S. EPA issued a health advisory limit for PFOA and PFOS, the two most common long chain PFCs.  Many utilities have measured PFC levels above the EPA health advisory limit, resulting in “do not drink” alerts in many communities.  As a result, the Company has many active projects across the country related to PFC removal and will continue to pursue additional work in this area.  In a similar vein, 1,2,3-Trichloropropane (1,2,3-TCP) in groundwater has become a major issue in California, New York, and New Jersey, and the Company has received an equipment order in New Jersey and is presently handling inquiries for several more.  Harmful algal blooms can also present a human health risk to community drinking water supplies; both GAC and PAC have been used successfully to protect against the intrusion of algal toxins in drinking water systems. Use of GAC can protect water treatment plants from the harmful effects of algal bloom toxicity, while increased dosing of PAC can also help when algal blooms are detected.

As more municipalities move to install GAC for the various reasons mentioned, the Company expects to see growth in its CMR service business.  In many cases, municipalities engage in a long term plan for CMR services at the time of their initial fill of GAC.  In other circumstances, customers convert to the use of CMR services, rather than replacing spent carbon with virgin GAC, due to the affordability of this process.  Reactivation also eliminates the potential liability for customers associated with disposing of spent activated carbon contaminants, for example for PFC and 1,2,3-TCP applications.  Customers can engage in reactivation services through multi-year contracts or through a periodic bidding process at the time the service is required.

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

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard (USCG) issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the aforementioned compliance dates from the USCG by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of May 13, 2016, 8,687 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the USCG is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  In December 2015, the USCG decided it would not allow the Company, and several other manufacturers of ultraviolet light-based ballast water treatment systems, to use the Most Probable Number (MPN) test method for purposes of testing the Company’s system to apply for type approval under USCG regulations.  The Company appealed this decision and was informed by the USCG in July 2016 that its appeal was denied.  While the Company will continue to push for Congressional intervention to allow the Company to use the MPN method for testing its product, the Company is also considering testing its system using the current USCG test methods.  This would cause the Company to invest time and incur additional expense to run additional tests and to potentially modify certain aspects of its system.  The company believes these actions would allow it to effectively compete in the market for ballast water treatment systems for vessels discharging ballast water in U.S. waterways and ports.  However, the Company’s ability to compete in this market could be adversely impacted if the company is unsuccessful in meeting USCG testing requirements.

There are five Independent Laboratories (IL) approved by the USCG to work with manufacturers in the Type Approval process:  NSF International (NSF), located in Ann Arbor, Michigan; Det Norske Veritas (DNV) AS, located in Hovik, Norway; Korean Register of Shipping, located in Busan, Korea; Control Union Certifications BV located in the Netherlands; and Lloyd’s Register EMEA located in the United Kingdom.  The IL’s have begun working with manufacturers on testing for U.S. Type Approval — a process that is expected to take from one to three years.  In the interim, ships may discharge ballast water in U.S. ports for a period of five years after their original compliance date if they operate a ballast water treatment system that has been designated as an Alternate Management System (AMS) by the USCG.  To qualify for this status, the equipment supplier must possess an international Type Approval, and must demonstrate to the USCG that the equipment performs at least as well as ballast water exchange.  The Company was granted AMS status for its Hyde GUARDIAN® ballast water treatment system effective April 15, 2013.

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC has now been signed by 51 countries representing 34.87% of the world’s current shipping tonnage.  The BWMC is expected to be phased in over a six-year period following ratification and, coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems.  The Company believes that the total ballast water treatment market for equipment will approximate $18 billion to $28 billion after ratification of the BWMC.  Factors influencing the size of the market include pricing; the number of vessels to be retrofit; the number of manufacturers who are ultimately able to effectively serve this market; and, ongoing uncertainties surrounding the USCG type approval process.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention.  Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales are expected to be for systems retrofitted into existing ships.  The number of new ship builds has declined and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the aforementioned USCG extensions.  This, along with the more recent shift in oil and gas economics, has suppressed the number of Hyde GUARDIAN® orders received.  Subsequent to the January 2010 acquisition of Hyde Marine, the Company has sold more than 450 systems valued at over $90 million.

Backlog for the Equipment segment as of June 30, 2016 was $10.3 million, while backlog as of December 31, 2015 was $18.5 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
April 1 — April 30, 2016	482	$13.84	—	$64,131,013
May 1 — May 31, 2016	5,949	$15.09	—	$64,131,013
June 1 — June 30, 2016	21	$15.30	—	$64,131,013

(1)

Includes 6,452 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

(2)

In December 2013, the Company’s Board of Directors authorized the repurchase of additional common stock, resulting in a total remaining availability of $150 million.  There is no expiration date for this program.  In April 2016, the Company announced that it would suspend the activities of the share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description	Method of filing

10.1 31.1

Asset and Share Purchase Agreement by and among CECA, S.A., Arkema S.r.l, Arkema Shanghai Distribution Co Ltd, Arkema France, Chemviron France SAS and Calgon Carbon Corporation dated July 25, 2016

Rule 13a-14(a) Certification of Chief Executive Officer

(a) Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 5, 2016	/s/ Robert M. Fortwangler
Robert M. Fortwangler
Senior Vice President,
Chief Financial Officer