Form 10-Q
period 2016-09-30
CALGON CARBON Corp
filed 2016-11-03
CIK 812701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2016
Common Stock, $.01 par value per share	50,634,369 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding the acquisition of the assets and business of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (the Activated Carbon and Filter Aid Business), future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on Form 10-Q and in Calgon Carbon Corporation’s (the Company’s) most recent Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein, including without limitation, the Company’s ability to successfully integrate the Activated Carbon and Filter Aid Business and achieve the expected results of the acquisition, including any expected synergies and the expected accretion to earnings.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Some of the factors that could affect future performance of the Company are changes in, or delays in the implementation of, regulations that cause a market for our products, higher energy and raw material costs, costs of imports and related tariffs, unfavorable weather conditions and changes in market prices of natural gas relative to prices of coal, labor relations, availability of capital and environmental requirements as they relate both to our operations and to our customers, changes in foreign currency exchange rates, borrowing restrictions, validity of patents and other intellectual property, and pension costs.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$123,970	$132,976	$376,766	$404,131

Cost of products sold (excluding depreciation and amortization)	85,430	84,804	251,552	256,636
Depreciation and amortization	9,082	8,624	27,318	25,788
Selling, general and administrative expenses	18,929	20,713	63,895	62,813
Research and development expenses	1,236	1,867	4,074	4,841
	114,677	116,008	346,839	350,078

Income from operations	9,293	16,968	29,927	54,053

Interest income	—	6	35	51
Interest expense	(538)	(254)	(1,099)	(500)
Other income (expense) — net	(758)	890	(555)	(261)

Income before income tax provision	7,997	17,610	28,308	53,343

Income tax provision	1,612	5,504	8,569	17,596

Net Income	6,385	12,106	19,739	35,747

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	(284)	(2,490)	(595)	(9,462)
Defined benefit pension plans	1,028	503	2,291	1,460
Derivatives	100	(559)	(689)	(677)

Total other comprehensive income (loss)	844	(2,546)	1,007	(8,679)

Total comprehensive income	$7,229	$9,560	$20,746	$27,068

Net income per common share
Basic	$0.13	$0.23	$0.39	$0.68
Diluted	$0.13	$0.23	$0.39	$0.67

Dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average shares outstanding, in thousands
Basic	50,246	51,891	50,260	52,217
Diluted	50,984	52,634	51,004	53,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except Share Data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$57,234	$53,629
Receivables (net of allowance of $1,495 and $1,675)	85,739	96,674
Revenue recognized in excess of billings on uncompleted contracts	8,430	9,156
Inventories	114,416	110,364
Deferred income taxes — current	22,205	22,537
Other current assets	12,534	15,365
Total current assets	300,558	307,725
Property, plant and equipment, net	307,268	311,019
Intangibles, net	5,044	5,961
Goodwill	25,454	25,777
Deferred income taxes — long-term	2,678	2,816
Other assets	3,502	3,220
Total assets	$644,504	$656,518

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$47,828	$53,716
Billings in excess of revenue recognized on uncompleted contracts	3,919	3,581
Payroll and benefits payable	11,067	13,753
Accrued income taxes	1,211	2,091
Current portion of long-term debt	7,500	7,500
Total current liabilities	71,525	80,641

Long-term debt	94,794	103,941
Deferred income taxes — long-term	40,246	41,383
Accrued pension and other liabilities	36,161	36,562
Total liabilities	242,726	262,527

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 57,786,052 and 57,646,683 shares issued	578	576
Additional paid-in capital	184,981	181,713
Retained earnings	410,781	398,627
Treasury stock, at cost, 10,780,813 and 10,232,612 shares	(153,939)	(145,295)
Accumulated other comprehensive loss	(40,623)	(41,630)
Total stockholders’ equity	401,778	393,991

Total liabilities and stockholders’ equity	$644,504	$656,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$19,739	$35,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,318	25,788
Employee benefit plan provisions	2,874	1,325
Stock-based compensation	3,124	2,875
Deferred income tax (benefit) expense	(1,308)	2,362
Changes in assets and liabilities — net of effects from foreign exchange:
Receivables	11,743	(5,915)
Inventories	(2,954)	(11,682)
Revenue in excess of billings on uncompleted contracts and other current assets	3,354	438
Accounts payable and other accrued liabilities	(10,069)	3,056
Pension contributions	(1,646)	(2,310)
Other items — net	(9)	1,349
Net cash provided by operating activities	52,166	53,033

Cash flows from investing activities
Proceeds from sale of assets	1,234	—
Capital expenditures	(23,355)	(49,226)
Net cash used in investing activities	(22,121)	(49,226)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term	—	1,643
Japanese working capital loan repayments — short-term	—	(1,667)
Credit agreement borrowings — long-term	70,249	87,000
Credit agreement repayments — long-term	(76,108)	(55,500)
Repayment of term loan — long-term	(4,001)	—
Treasury stock purchased	(8,644)	(23,482)
Common stock dividends paid	(7,585)	(7,872)
Proceeds from the exercise of stock options	268	944
Net cash (used in) provided by financing activities	(25,821)	1,066

Effect of exchange rate changes on cash and cash equivalents	(619)	(2,750)

Net increase in cash and cash equivalents	3,605	2,123
Cash and cash equivalents, beginning of period	53,629	53,133
Cash and cash equivalents, end of period	$57,234	$55,256

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company is planning to adopt the provisions of this ASU using the modified retrospective transition method for existing share-based payment transactions, effective January 1, 2017.  The Company does not expect a material financial impact relating to the adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which adds a Current Expected Credit Loss (CECL) model that is based on expected losses rather than incurred losses, which is applicable to trade receivables.  The new guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods.  Entities are required to use the modified retrospective approach.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The new guidance is effective for annual reporting period beginning after December 15, 2017, including interim periods within those annual reporting periods.  Entities must apply the guidance retrospectively to all periods presented, but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

2.    Inventories

	September 30, 2016	December 31, 2015
Raw materials	$21,388	$23,327
Finished goods	93,028	87,037
Total	$114,416	$110,364

Inventories are recorded net of reserves of $2.9 million and $2.4 million for obsolete and slow-moving items as of September 30, 2016 and December 31, 2015, respectively.

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

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 4 and 5 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	September 30, 2016		December 31, 2015
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Cash and cash equivalents	1	$57,234	$57,234	$53,629	$53,629
Derivative assets	2	151	151	468	468
Derivative liabilities	2	(1,118)	(1,118)	(783)	(783)
Acquisition earn-out liability	2	(100)	(100)	(163)	(163)
Long-term debt, including current portion	2	(102,294)	(102,294)	(111,441)	(111,441)

Accounts receivable and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The fair value of cash and cash equivalents are based on quoted prices.  The fair value of derivative assets and liabilities are measured based on inputs from market sources that aggregate data based upon market transactions.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s condensed consolidated balance sheets.  The Company’s debt bears interest based on market rates and, accordingly, the carrying value of this obligation approximates fair value.

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

The Company accounts for its derivative instruments under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness, are recorded directly to current earnings, in other expense - net.

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$8	$411
Natural gas contracts	Other current assets	78	—
Foreign exchange contracts	Other assets	—	6
Natural gas contracts	Other assets	20	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	45	51
Total asset derivatives		$151	$468

Liability Derivatives	Balance Sheet Locations	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$958	$13
Natural gas contracts	Accounts payable and accrued liabilities	35	586
Foreign exchange contracts	Accrued pension and other liabilities	97	3
Natural gas contracts	Accrued pension and other liabilities	5	89

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	23	92
Total liability derivatives		$1,118	$783

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for mmbtu)	September 30, 2016	December 31, 2015
Natural gas contracts (mmbtu)	720,000	955,000
Foreign exchange contracts	$42,697	$37,016

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

	September 30, 2016		December 31, 2015
	Fair Value	Fair Value	Fair Value	Fair Value
	of Assets	of Liabilities	of Assets	of Liabilities
Gross derivative amounts recognized in the balance sheet	$151	$1,118	$468	$783
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(65)	(65)	(67)	(67)
Net amount	$86	$1,053	$401	$716

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(66)	$(221)	$(1,512)	$649
Natural gas contracts	257	(342)	464	(692)
Total	$191	$(563)	$(1,048)	$(43)

	Amount of Gain or (Loss) Recognized from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(153)	$600	$281	$1,668
Natural gas contracts	183	(292)	(407)	(696)
Total	$30	$308	$(126)	$972

(1)	Assuming market rates remain constant with the rates as of September 30, 2016, a loss of $0.9 million is expected to be recognized in earnings over the next 12 months.

During the three and nine month periods ended September 30, 2016 and 2015, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing, which would have been recorded in other expense – net.

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

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(240)	$(303)	$1,050	$(1,033)
Total	$(240)	$(303)	$1,050	$(1,033)

5.    Borrowing Arrangements

Long-Term Debt	September 30, 2016	December 31, 2015
U.S. Credit Agreement Borrowings	$96,375	$107,700
Japanese Credit Agreement Borrowings	5,919	—
Japanese Term Loan Borrowings	—	3,741
Total Long-Term Debt	102,294	111,441
Less Current Portion of Long-Term Debt	(7,500)	(7,500)
Net Long-Term Debt	$94,794	$103,941

U.S. Amended Credit Agreement

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Amended Credit Agreement) which amended the Company’s existing U.S. Credit Agreement (Credit Agreement) described below.   The Amended Credit Agreement increases the Company’s total borrowing capacity to $400 million, comprised of a $300 million revolving credit facility (Amended Revolver) and a $100 million term loan facility (Term Loan).  The Amended Credit Agreement extends the term of the Amended Revolver to October 4, 2021 and the maturity date of the Term Loan to October 4, 2023.

The Amended Revolver contains a $75 million sublimit for the issuance of letters of credit, and a $15 million sublimit for swing loans.  The Company also has the option to increase the Amended Revolver by a maximum of $100 million with the consent of the Lenders.  Availability under the Amended Credit Agreement was conditioned upon various customary conditions.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Amended Credit Agreement.  The Company’s obligations under the Amended Credit Agreement are unsecured.

The interest rate options under the Amended Revolver and Term Loans are the same as under the Company’s Credit Agreement described below.  In addition, the affirmative and negative covenants under the Amended Credit Agreement are also very similar, as are the events of default and the resulting consequences.  The Amended Credit Agreement also contains the same dividend restriction, as well as the minimum interest coverage ratio and maximum leverage ratio financial ratio requirements.

The Company borrowed the full $100 million under the Term Loan on October 4, 2016 and repaid all amounts owed under the Credit Agreement.  Beginning January 1, 2017, the Company will be required to make quarterly repayments under the Term Loan equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0%  until the remaining balance is due on the October 4, 2023 maturity date.  Refer to Note 15 for further information on subsequent borrowings under the Amended Credit Agreement.

U.S. Credit Agreement

On November 6, 2013, the Company entered into the U.S. Credit Agreement (Credit Agreement) which provided for a senior unsecured revolving credit facility (Revolver) in an amount up to $225.0 million.  As a result of amendments, the expiration date of the Revolver was November 6, 2020.  A portion of the Revolver not in excess of $75.0 million was available for standby or letters of credit for trade, $15.0 million was available for swing loans, and $50.0 million was available for loans or letters of credit in certain foreign denominated currencies.  The Company also had the option to increase the Revolver in an amount not to exceed $75.0 million with the consent of the Lenders.  Availability under the Revolver was conditioned upon various customary conditions.  In April 2016, an amendment was signed to the Credit Agreement that increased the threshold for a “Permitted Acquisition.”  Refer to Note 15 for further information.

The Credit Agreement also provided for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75.0 million which were scheduled to expire on November 6, 2020.  The full amount of the Delayed Draw Term Loans was outstanding as of December 31, 2015. Beginning January 1, 2016, the Company began making quarterly repayments.  As a result, $7.5 million is shown as the current portion of long-term debt within the condensed consolidated balance sheet as equal quarterly repayments were scheduled to continue until the remaining balance was due on the November 6, 2020 expiration date.

Upon entering into the Credit Agreement, the Company incurred issuance costs of $0.8 million which were deferred and were being amortized over the term of the Revolver and Delayed Draw Term Loan facilities.  A quarterly nonrefundable commitment fee was payable by the Company based on the unused availability under the Revolver and was equal to 0.18%.

The interest rate on amounts owed under the Revolver and Delayed Draw Term Loans was, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate plus in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans was either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 1.77% to 1.93% as of September 30, 2016, and 1.20% to 1.35% as of September 30, 2015.

Total outstanding borrowings under the Revolver were $27.0 million and $32.7 million as of September 30, 2016 and December 31, 2015, respectively.  Total availability under the Revolver as of September 30, 2016 and December 31, 2015 was $195.4 million and $189.9 million, respectively, after considering borrowings and the outstanding letters of credit of $2.6 million and $2.4 million as of September 30, 2016 and December 31, 2015, respectively.  Total outstanding borrowings under the Delayed Draw Term Loans were $69.4 million and $75.0 million as of September 30, 2016 and December 31, 2015, respectively.  There was no remaining availability under the Delayed Draw Term Loans.  The outstanding borrowings are shown as current portion of long-term debt and long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Certain domestic subsidiaries of the Company unconditionally guaranteed all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement were unsecured.

The Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type.  The Company was permitted to pay dividends so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand was at least $50.0 million, and debt was less than or equal to 2.75x earnings before interest, taxes, depreciation and amortization.  In addition, the Credit Agreement included limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company had to comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of September 30, 2016.  The Credit Agreement also provided for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurred, the lenders would be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically would become immediately due and payable, and other events of default would allow the agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Credit Agreement

On March 24, 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  The Japanese Credit Agreement replaced the Term Loan Agreement (Japanese Term Loan) and Working Capital Loan (Japanese Working Capital Loan) agreement that CCJ previously had in place which are described below.  As of September 30, 2016, CCJ had 600 million Japanese Yen, or $5.9 million outstanding.  The outstanding borrowings are shown as long-term debt within the condensed consolidated balance sheets, and borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

A quarterly nonrefundable commitment fee is payable by CCJ based on the unused availability under the Japanese Credit Agreement and is equal to 0.18%. Total availability under the Japanese Credit Agreement was 1.4 billion Japanese Yen as of September 30, 2016.  The Japanese Credit Agreement bears interest based on the Tokyo Interbank Offered Rate of interest (TIBOR), plus an applicable margin based on the Company’s leverage ratio as defined in the U.S. Credit Agreement, which averaged 1.31% per annum as of September 30, 2016.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  CCJ may make voluntary prepayments of principal and interest after providing prior written notice and before the full amount then outstanding is due and payable on the March 24, 2019 expiration date.

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

Chinese Credit Facility

The Company maintained an Uncommitted Revolving Loan Facility Letter (Facility Letter) which provided for an uncommitted line of credit totaling 5.0 million Renminbi (RMB) or $0.8 million.  This Facility Letter was scheduled to expire on July 19, 2016, but was canceled in April 2016.  The Company was jointly and severally liable as the guarantor under the Facility Letter.  There were no outstanding borrowings under this facility as of December 31, 2015.

Belgian Credit Facility

The Company maintains an unsecured Belgian credit facility totaling 2.0 million Euros.  There are no financial covenants and the Company had no outstanding borrowings under the Belgian credit facility as of either September 30, 2016 or December 31, 2015.  Bank guarantees of 1.1 million Euros and 0.9 million Euros were issued as of September 30, 2016 and December 31, 2015, respectively.

United Kingdom Credit Facility

The Company maintains a United Kingdom credit facility for the issuance of various letters of credit and guarantees totaling 0.6 million British Pounds Sterling.  Bank guarantees of 0.4 million British Pounds Sterling were issued as of both September 30, 2016 and December 31, 2015.

6.    Pensions

U.S. Plans

For the U.S. plans, the following table provides the components of net periodic pension costs of the plans for the periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$239	$285	$717	$853
Interest cost	1,146	1,138	3,443	3,365
Expected return on assets	(1,512)	(1,783)	(4,529)	(5,349)
Amortization of prior service cost	—	4	—	11
Net actuarial loss amortization	753	646	2,257	1,916
Settlement	76	480	756	480
Net periodic pension cost	$702	$770	$2,644	$1,276

The Company incurred settlement charges in 2016 and in 2015 as a result of lump sum payments elected by retiring employees.    The Company may incur additional settlement charges in the fourth quarter, however, the amount is not yet estimable.  During the nine month period ended September 30, 2016, the Company made a $0.6 million discretionary contribution to the U.S. plans.

European Plans

For the European plans, the following table provides the components of net periodic pension costs of the plans for the periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$93	$72	$279	$217
Interest cost	280	309	877	920
Expected return on assets	(348)	(421)	(1,100)	(1,251)
Net actuarial loss amortization	57	54	174	163
Net periodic pension cost	$82	$14	$230	$49

Multi-Employer Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations the Company had divested.  Benefits are distributed by the multi-employer plan.  As of September 30, 2016 and December 31, 2015, respectively, the Company had a $1.1 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets.  Refer to Note 11 for further information related to this multi-employer plan.

7.    Stockholders’ Equity

Dividends on common stock of $0.05 per share were declared and paid in the first, second and third quarters of 2016 and 2015.  In addition, in November 2016, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the nine months ended September 30, 2016 and September 30, 2015, the Company repurchased 518,576 and 1,263,791 shares, respectively, at an average price of $15.81 per share and $18.04 per share, respectively.  As of September 30, 2016, the Company had repurchased a total of 4,598,661 shares at an average price of $18.67 per share under this program.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.  In April 2016, the Company suspended the activities of the share repurchase program.

8.    Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2015, net of tax	$(11,070)	$(30,474)	$(86)	$(41,630)
Other comprehensive income (loss) before reclassifications	(595)	289	(759)	(1,065)
Amounts reclassified from other comprehensive income (loss)	—	2,002	70	2,072
Net current period other comprehensive income (loss)	(595)	2,291	(689)	1,007
Balance as of September 30, 2016, net of tax	$(11,665)	$(28,183)	$(775)	$(40,623)

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive income (loss) before reclassifications	(9,462)	103	(2)	(9,361)
Amounts reclassified from other comprehensive income (loss)	—	1,357	(675)	682
Net current period other comprehensive income (loss)	(9,462)	1,460	(677)	(8,679)
Balance as of September 30, 2015, net of tax	$(7,519)	$(28,898)	$228	$(36,189)

	Amount Reclassified from
Details about Accumulated	Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the
Other Comprehensive	Three Months Ended September 30,		Nine Months Ended September 30,		Statement where
Income (Loss) Components	2016	2015	2016	2015	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior-service costs	$—	$(4)	$—	$(11)	(2)
Actuarial losses	(1,566)	(700)	(3,187)	(2,079)	(2)
	(1,566)	(704)	(3,187)	(2,090)	Total before tax
	586	246	1,185	733	Tax benefit
	$(980)	$(458)	$(2,002)	$(1,357)	Net of tax
Derivatives:
Foreign exchange contracts	$(153)	$600	$281	$1,668	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	183	(292)	(407)	(696)	Cost of products sold (excluding depreciation and amortization)
	30	308	(126)	972	Total before tax
	(22)	(92)	56	(297)	Tax benefit (expense)
	$8	$216	$(70)	$675	Net of tax
Total reclassifications for the period	$(972)	$(242)	$(2,072)	$(682)	Net of tax

(1)	Amounts in parentheses indicate debits to income/loss.
(2)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Foreign currency translation adjustments exclude income tax for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with ASC 715 “Compensation – Retirement Benefits” included in accumulated other comprehensive loss was $15.8 million and $17.1 million as of September 30, 2016 and December 31, 2015, respectively.  The income tax benefit associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $0.4 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Defined benefit pension plan	$586	$246	$1,185	$733
Derivatives	42	(282)	(271)	(324)

9.    Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income available to common stockholders	$6,385	$12,106	$19,739	$35,747
Weighted Average Shares Outstanding
Basic	50,246	51,891	50,260	52,217
Effect of Dilutive Securities	738	743	744	828
Diluted	50,984	52,634	51,004	53,045

Basic net income per common share	$0.13	$0.23	$0.39	$0.68
Diluted net income per common share	$0.13	$0.23	$0.39	$0.67

For the three and nine months ended September 30, 2016 and 2015, there were 1.3 million shares and 0.8 million shares of stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

10.  Income Taxes

The effective tax rate for the three months ended September 30, 2016 was 20.2% compared to 31.3% for the same period in 2015.  The tax rates for the three months ended September 30, 2016 and 2015 were lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and favorable permanent differences related to discrete return to provision items.

The effective tax rate for the nine months ended September 30, 2016 was 30.3% compared to 33.0% for the nine months ended September 30, 2015.  The tax rates for the nine months ended September 30, 2016 and 2015 were lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and permanent differences related to discrete return to provision items.

The decrease in the effective rates for the three month and year to date periods ended September 30, 2016 as compared to the 2015 comparable periods primarily relates to discrete provision to return adjustments related to the filing of the U.S. tax return and changes in the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate.

11.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s U.K. subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability. As of both September 30, 2016 and December 31, 2015, the balance recorded was $0.3 million as a component of accrued pension and other liabilities.  The Company has determined that there has been insufficient progress to complete the remediation project by the end of 2016.  The Company has further determined that additional site characterization work is needed to establish the next steps.  No estimates regarding the timing or potential cost of these activities can be made until the additional site characterization work is finished.  Planning for the additional characterization work has begun.  Implementation timing will depend on acceptance by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in September 2016, the Company is currently required to post a duty of $0.616 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the nine months ended September 30, 2016, and 2015, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

In early December 2011, several separate rate respondents appealed the Commerce Department’s final results of POR III.  Following the submission of briefs by the parties, the Court of International Trade (Court) remanded the case to the Commerce Department for further analysis.  On January 9, 2014, the Commerce Department filed its remand redetermination with the Court, and continued to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  On November 24, 2014, the Court affirmed the Commerce Department’s remand determination.  Various parties involved in this review, including the Company, appealed the decision to the United States Court of Appeals for the Federal Circuit (Court of Appeals).  On May 2, 2016, the Court of Appeals issued a decision finding that shipments by all three of the Chinese separate rate respondents that initially challenged the Commerce Department’s final results in POR III should be assigned a zero dumping margin.  The Court of Appeal’s decision will have no material impact on the Company’s financial results.

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

On May 25, 2016, the Commerce Department issued its redetermination rejecting all of the respondents’ arguments challenging the draft redetermination, and calculated a duty rate of $0.23 per pound for both the mandatory and separate rate respondents.  The respondents submitted comments to the Court challenging the Commerce Department’s final redetermination.  A decision by the Court addressing the Commerce Department’s redetermination is possible in the fourth quarter of 2016.  The impact of the tariffs during this period is not expected to be material to the Company’s financial results.

Period of Review VII: On April 1, 2014, the Commerce Department published a notice allowing parties to request a seventh annual administrative review of the anti-dumping duty order covering the period April 1, 2013 through March 31, 2014 (POR VII).  The Commerce Department announced the final results for POR VII on October 5, 2015.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents whose shipments of activated carbon to the U.S. were not individually reviewed.  The Company, as a Chinese exporter and a U.S. importer, received the separate rate of $0.476 per pound.  The impact of the revised tariffs to the Company’s financial results is not material.  In October 2015, appeals by one of the mandatory respondents and several separate rate respondents were commenced challenging the final results of the seventh administrative review.  A decision by the Court on the Chinese respondents’ challenges is possible in late 2016 or early 2017.

Period of Review VIII:  On April 1, 2015, the Commerce Department published a notice allowing parties to request an eighth annual administrative review of the anti-dumping duty order covering the period April 1, 2014 through March 31, 2015 (POR VIII).  The Commerce Department announced the final results for POR VIII on September 1, 2016.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.009 per pound to $0.797 per pound and it calculated an anti-dumping margin of $0.616 per pound for the separate rate respondents whose shipments of activated carbon to the U.S. were not individually reviewed. The Company, as a Chinese exporter and U.S. importer, received the separate rate of $0.616 per pound.  The impact of the revised tariffs to the Company’s financial results is not material. Several respondents commenced appeals challenging the final results of the eighth administrative review. A decision by the Court on the Chinese respondents’ challenges is possible in mid to late 2017.

Period of Review IX:  On April 1, 2016, the Commerce Department published a notice allowing parties to request a ninth annual administrative review of the anti-dumping duty order covering the period April 1, 2015 through March 31, 2016 (POR IX).  The Commerce Department has selected mandatory respondents for review, and is expected to issue its preliminary results of review in May 2017.  Calgon Carbon Tianjin will not participate in POR IX as a cooperative respondent.

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

The Company was required to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested  in accordance with a pre-approved work plan and will install two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The landfill is to be considered a non-hazardous facility and regulated by the KYDEP.  The testing of the stockpile material was completed and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and it has been submitted to the EPA.  The stockpiled material was removed in 2015 and the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company will be subject to daily stipulated penalties for any failure to install and sample the landfill wells in accordance with the EPA-approved protocols and schedules.  As of September 30, 2016 and December 31, 2015, there is no liability recorded related to this issue.

Multi-employer Pension Plan

The Company participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  In 2012, the Company learned that the multi-employer plan had previously elected to reduce benefits to entitled parties, and the local Labor Court had concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced by the plan.  As a result, the Company accrued a liability for the past shortfall to its former employees, and the Company has had several claims from pensioners seeking compensation for the shortfall.  In 2014, the Company also learned that certain pensioners are claiming that the employers should also pay a cost of living adjustment on the amounts paid by the multi-employer plan.  In February 2015, the Court published an opinion ruling that employers may be required to pay a cost of living adjustment.  As of September 30, 2016 and December 31, 2015, respectively, the Company has a $1.1 million and $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

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

12.  Supplemental Cash Flow Information

The Company has reflected $0.4 million and $(0.2)  million of its capital expenditures as a non-cash increase (decrease) in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2016 and 2015, respectively.

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

The following segment information represents the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales
Activated Carbon and Service	$112,504	$121,330	$339,861	$367,644
Equipment	9,784	9,659	30,094	30,003
Consumer	1,682	1,987	6,811	6,484
Consolidated net sales	$123,970	$132,976	$376,766	$404,131

Income (loss) from operations
Activated Carbon and Service	$9,669	$18,054	$31,328	$55,696
Equipment	(543)	(1,278)	(2,390)	(2,680)
Consumer	167	192	989	1,037
	9,293	16,968	29,927	54,053
Reconciling items:
Interest income	—	6	35	51
Interest expense	(538)	(254)	(1,099)	(500)
Other income (expense) — net	(758)	890	(555)	(261)
Income before income tax provision	$7,997	$17,610	$28,308	$53,343

Depreciation and amortization
Activated Carbon and Service	$8,586	$7,954	$25,630	$23,461
Equipment	357	514	1,246	1,864
Consumer	139	156	442	463
	$9,082	$8,624	$27,318	$25,788

14.  Government Grants

On December 19, 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  Under phase one, the construction of two reactivation lines and under phase two, the construction of another two reactivation lines on the same site.  For the year ended December 31, 2014, the Company recognized 1.93 million RMB or approximately $0.3 million less related expenses as a reduction to other expense - net on its consolidated statements of comprehensive income as phase one of the agreed upon commitment had been completed and all required documentation had been submitted to WEDZ.  On May 17, 2016, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the JiangSu Provincial Bureau based on the same Company commitment.  For the three and nine month periods ended September 30, 2016, the Company did not recognize income for the second incentive as all required documentation has not yet been completed.  As of September 30, 2016 and December 31, 2015, the Company has a $0.9 million and $0.3 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the unearned portion of the incentives.

15.  Acquisition

On April 14, 2016, the Company entered into an agreement where it made an irrevocable offer to purchase the assets and business of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (the Activated Carbon and Filter Aid Business).  Following the completion of consultations with certain of Arkema’s work council, the parties executed a definitive Asset and Share Purchase Agreement on July 25, 2016.  The Activated Carbon and Filter Aid Business which primarily serves food and beverage, industrial and pharmaceutical customers in Europe and Asia had sales of 93.2 million Euros in 2015 and has approximately 300 employees.  The completion of this transaction was subject to various customary conditions and regulatory clearances.  The Company completed this acquisition on November 2, 2016 and paid 140.7 million Euros, or $153.0 million in cash and assumed certain liabilities of 6.5 million Euros, or $7.1 million.  The Company has financed the transaction through borrowings under the Amended Revolver.  Future consolidated financial statements of the Company will include the results of operations of the acquired business from the date of the acquisition.  The Company is determining the allocation of the purchase price to the fair value of the assets and liabilities acquired.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Consolidated net sales decreased by $9.0 million or 6.8% and $27.4 million or 6.8% for the quarter and year to date periods ended September 30, 2016, respectively, versus the similar 2015 periods.  Included in the change for the quarter and year to date periods, respectively was a $0.5 million and $1.4 million negative impact of foreign currency translation.  A stronger U.S. dollar in the United Kingdom and China resulted in a negative impact within the Activated Carbon and Service and Consumer segments which was partially offset by a weaker U.S. dollar in Japan within the Activated Carbon and Service segment.

Net sales for the quarter and year to date periods ended September 30, 2016 for the Activated Carbon and Service segment decreased $8.8 million or 7.3% and $27.8 million or 7.6%, respectively, versus the similar 2015 periods.  Included in this change was the negative impact of foreign currency translation which totaled $0.2 million and $0.8 million for the quarter and year to date periods ended September 30, 2016, respectively.

	Increase (Decrease) in Net Sales			Increase (Decrease) in Net Sales
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
			Net of			Net of
		Foreign	Foreign		Foreign	Foreign
	As	Currency	Currency	As	Currency	Currency
(Dollars in millions)	Reported	Impact	Impact	Reported	Impact	Impact
Environmental Air market	$(7.1)	$(0.3)	$(7.4)	$(11.1)	$(0.5)	$(11.6)
Environmental Water market	(4.2)	(0.2)	(4.4)	(7.3)	(0.4)	(7.7)
Food and Beverage market	0.7	—	0.7	(2.5)	(0.1)	(2.6)
Industrial market	(0.3)	(0.1)	(0.4)	(4.2)	—	(4.2)
Potable Water market	1.1	0.5	1.6	(6.3)	1.1	(5.2)
Specialty Carbon market	2.4	0.3	2.7	4.1	0.6	4.7
Other	(1.4)	—	(1.4)	(0.5)	0.1	(0.4)
Total Activated Carbon and Service	$(8.8)	$0.2	$(8.6)	$(27.8)	$0.8	$(27.0)

The third quarter decline in the Americas Environmental Air market resulted from a legacy customer that was using standard product switching suppliers in 2016 and a number of coal-fired electric generation units permanently changing over to gas-fired units due to the very low natural gas prices.  The Environmental Water market was negatively impacted by a customer plant closure in Asia, along with a decline in industrial environmental activity due to a slow economy.  Partially offsetting these declines was higher demand in the Specialty Carbon market for metal recovery carbon products in the Americas and for respirator carbon products in Asia.

Contributing to the year over year decline was lower demand in the Environmental Air market, as noted above.  In addition, the unseasonably warmer winter weather conditions coupled with very low natural gas prices reduced the operational requirements of certain customers’ coal-fired electric generating units in 2016 which resulted in  a decline in demand in the Environmental Air market.  This decline was partially offset by an increase in demand for activated carbon pellets for treating sulfur and nitrogen oxide emissions.  The Environmental Water market was negatively impacted by a customer plant closure in Asia.  The decline in sales in the Potable Water market was a result of a significant order in Asia for municipal drinking water treatment in 2015 that did not repeat in 2016.  Lower demand in the Industrial and the Food and Beverage markets was largely due to soft economic conditions, customers optimizing their processes resulting in a rationalization of carbon usage, and a general slowness in project related activity.  An increase in the Specialty Carbon market as noted above, partially offset the decline in the other markets.

Net sales for the Equipment segment were comparable for the quarter and year to date periods ended September 30, 2016 as compared to the same periods in 2015.

	Increase (Decrease) in Net Sales
	Three Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2016
Carbon adsorption equipment	$2.4	$4.1
Ballast water treatment systems	(0.8)	(3.8)
Traditional ultraviolet light systems	(0.3)	0.3
Ion exchange systems	(1.2)	(0.5)
Total Equipment	$0.1	$0.1

For the quarter and year to date periods ended September 30, 2016, sales for ballast water treatment systems were lower due to continued regulatory delays and a decline in sales of equipment to offshore service vessels, the demand from which has been impacted by ongoing low oil prices.  In addition, sales of ion exchange equipment were lower due to several large projects in 2015 that didn’t repeat in 2016.  These declines were offset by several large projects for carbon adsorption equipment in 2016 as compared to the prior year.  Foreign currency translation effects in the Equipment segment were not significant.

Net sales for the Consumer segment decreased $0.3 million or 15.3% for the quarter ended September 30, 2016 as compared to the same period in 2015 due to the $0.3 million negative foreign currency impact of the weaker pound sterling.  For the year to date period ended September 30, 2016, net sales increased $0.3 million or 5.0% as compared to the similar 2015 period due to higher demand for defense application products, which was partially offset by the negative impact of foreign currency translation which totaled $0.6 million.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 31.1% for the quarter ended September 30, 2016 compared to 36.2% for the similar 2015 period, a 5.1 percentage point or $6.3 million decrease primarily in the Activated Carbon and Service segment.  Approximately $4.9 million of this decrease resulted from a decline in the volume of higher margin products, including FLUEPAC® products for mercury removal, coupled with an increase in volume of lower margin products as compared to the prior year.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 33.2% for the year to date period ended September 30, 2016 compared to 36.5% for the comparable 2015 period, a 3.3 percentage point or $12.4 million decrease primarily in the Activated Carbon and Service segment.    Approximately $9.9 million of this decrease resulted from a decline in the volume of higher margin products, including FLUEPAC® products for mercury removal coupled with an increase in volume of lower margin products compared to the prior year.  The Company incurred higher pension costs of approximately $0.9 million for the U.S. plans in 2016 as compared to 2015.  In 2015, the Company benefited from refunds for import duties paid of $1.3 million which did not occur in the 2016 period.  A business interruption insurance settlement of $0.9 million received in 2016 provided a partial offset to the aforementioned items.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $0.5 million and $1.5 million for the quarter and year to date periods ended September 30, 2016 versus the similar 2015 periods.  The increases were primarily due to higher depreciation expense related to the completion of several large projects such as the improvement and upgrades to the Company’s manufacturing facilities, the new headquarters facility, and the SAP re-implementation project.

Selling, general and administrative expenses decreased $1.8 million or 8.6% for the quarter ended September 30, 2016 versus the comparable 2015 period primarily in the Activated Carbon and Service segment.  The Company experienced lower employee related costs of $1.3 million, of which $0.4 million was a result of lower pension settlement costs in the third quarter of 2016 versus the comparable period in 2015.  In addition, higher outside consulting services were incurred in the third quarter of 2015, largely related to the SAP re-implementation project, but did not repeat in 2016. Partially offsetting the lower costs were costs of $0.6 million related to the acquisition of the Activated Carbon and Filter Aid Business (Acquisition) that were incurred in 2016.  Refer to additional discussion in Note 15 of the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Selling, general and administrative expenses increased $1.1 million or 1.7% for the year to date period ended September 30, 2016 versus the comparable 2015 period primarily in the Activated Carbon and Service segment.  During 2016, $3.5 million of costs related to the Acquisition have been incurred, the impact of which was partially offset by outside consulting services incurred in 2015, largely related to the SAP re-implementation project, that were not incurred in 2016.

Research and development expenses decreased $0.6 million and $0.8 million for the quarter and year to date periods ended September 30, 2016 versus the comparable 2015 periods.  This decrease was largely due to expenses related to the Company’s new research and development innovation center that were incurred in the quarter and year to date periods in 2015 but did not repeat in 2016.

Interest income was comparable for the quarter and year to date periods ended September 30, 2016 versus the comparable 2015 periods.

Interest expense increased $0.3 million and $0.6 million, respectively, for the quarter and year to date periods ended September 30, 2016 versus the comparable 2015 periods due to an increase in the average outstanding borrowings under the Company’s debt agreements, coupled with slightly higher interest rates in 2016.

The additional expense of $1.6 million in other income (expense) - net for the quarter ended September 30, 2016 versus the comparable 2015 period was largely related to foreign exchange.  The additional expense of $0.3 million in other income (expense) - net for the year to date period ended September 30, 2016 was largely due to income reported in 2015 for a decline in the earn-out liability related to a 2010 acquisition that didn’t repeat in 2016, partially offset by additional income from foreign exchange as compared to the similar 2015 period.

The income tax provision decreased $3.9 million and $9.0 million, respectively, for the quarter and year to date periods ended September 30, 2016, as compared to the similar 2015 periods predominately due to a decline in pretax earnings.  The effective tax rate for the three months ended September 30, 2016 was 20.2% compared to 31.3% for the same period in 2015.  The effective rate for the year to date period ended September 30, 2016 was 30.3% compared to 33.0% for the similar 2015 period.  The decrease in the effective rates for the three month and year to date periods ended September 30, 2016 as compared to the 2015 comparable periods primarily relates to discrete provision to return adjustments related to the filing of the U.S. tax return and changes in the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate.

In the preparation of its effective tax rate, the Company uses an estimate of pre-tax earnings for the year.  Throughout the year this estimate may change based on actual results and annual earnings estimate revisions in various tax jurisdictions.  Since the Company’s permanent tax benefits are relatively constant, changes in the estimate may have a significant impact on the effective tax rate in future periods.

Financial Condition

Working Capital and Liquidity

The Company has had sufficient financial resources to meet its operating requirements and to fund capital spending, dividend payments, share repurchases and pension plans.

Cash flows provided by operating activities were $52.2 million for the nine months ended September 30, 2016 compared to $53.0 million for the comparable period ended September 30, 2015.  Net cash flow was comparable between the two periods as a net favorable working capital change offset the lower operating results in 2016.  The Company made pension contributions to its pension plans which included $0.6 million and $1.2 million of discretionary contributions to the U.S. pension plans during the nine month periods ended September 30, 2016 and 2015, respectively.

The Company received proceeds related to a government grant in Asia of $0.6 million for the nine months ended September 30, 2016.  Refer to Note 14 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, for further details.

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Amended Credit Agreement) which amended the Company’s existing U.S. Credit Agreement (Credit Agreement) described below.  The Amended Credit Agreement increases the Company’s total borrowing capacity to $400 million, comprised of a $300 million revolving credit facility (Amended Revolver) and a $100 million term loan facility (Term Loan).  The Amended

Credit Agreement extends the term of the Amended Revolver to October 4, 2021 and the maturity date of the Term Loan to October 4, 2023.  The full amount of the Term Loan was borrowed on the closing date, with the proceeds used to repay all outstanding term loan and revolving credit facility borrowings under the Credit Agreement.  The Amended Revolver under the Amended Credit Agreement was used to fund the November 2016 Acquisition, and is available for working capital requirements and general corporate purposes.

Beginning January 1, 2017, the Company will be required to make quarterly repayments under the Term Loan equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0%  until the remaining balance is due on the October 4, 2023 maturity date.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Amended Credit Agreement.  The Company’s obligations under the Amended Credit Agreement are unsecured.  The Amended Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Company has to comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Amended Credit Agreement.

Prior to October 4, 2016, the Company maintained a Credit Agreement which provided for a senior unsecured revolving credit facility (Revolver) in an amount up to $225 million which was scheduled to expire on November 6, 2020.  Availability under the Revolver was conditioned upon various customary conditions.  The Credit Agreement also provided for senior unsecured delayed draw term loans (Delayed Draw Term Loans) in an aggregate amount up to $75 million which were scheduled to expire on November 6, 2020.  The full amount of the Delayed Draw Term Loans was outstanding as of December 31, 2015. Beginning January 1, 2016, the Company began making quarterly repayments equal to 2.5% of the outstanding balance of the Delayed Draw Term Loans, with the remaining balance due on the November 6, 2020 expiration date.  Total outstanding borrowings under the Credit Agreement decreased approximately $11 million from December 31, 2015.  Total availability under the Credit Agreement was $195.4 million as of September 30, 2016.

Certain domestic subsidiaries of the Company unconditionally guaranteed all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement were unsecured.  The Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type.  The Company had to comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of September 30, 2016 and December 31, 2015.

Prior to March 31, 2016, Calgon Carbon Japan (CCJ) maintained a Japanese Term Loan and a Japanese Working Capital Loan.  These agreements were replaced by a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  The Company is a guarantor of CCJ’s obligations under the Japanese Credit Agreement.  Total availability under the Japanese Credit Agreement was 1.4 billion Japanese Yen or $13.8 million as of September 30, 2016.

Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  During the nine months ended September 30, 2016 and September 30, 2015, the Company repurchased 518,576 and 1,263,791 shares, respectively, at an average price of $15.81 per share and $18.04 per share, respectively.  As of September 30, 2016, the Company had repurchased a total of 4,598,661 shares at an average price of $18.67 per share under this program.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.  In April 2016, the Company suspended the activities of the share repurchase program.

Dividends on common stock of $0.05 per share were declared and paid in the first, second, and third quarters of 2016 and 2015.  In addition, in November 2016, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

The Company currently expects that cash from annual operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months.  The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis.  Any additional needs will be funded by cash on hand or borrowings under the Company’s Amended Credit Agreement, Japanese Credit Agreement, or other credit facilities.  Specifically, the Equipment and Consumer segments historically have not required extensive capital expenditures; therefore, the Company believes that cash on hand and borrowings will adequately support each of the segments cash needs.

Cash and cash equivalents include $42.8 million and  $45.1 million held by the Company’s foreign subsidiaries as of September 30, 2016 and December 31, 2015,  respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Capital Expenditures and Investments

Capital expenditures for property, plant and equipment totaled $23.4 million for the nine months ended September 30, 2016 compared to expenditures of $49.2 million for the same period in 2015.  The expenditures for the period ended September 30, 2016 were primarily for improvements to manufacturing facilities.  The expenditures for the period ended September 30, 2015 were primarily for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility of $16.0 million; upgrades to the Tipton plant in the UK of $3.4 million, expenditures of $9.8 million related to the Company’s new headquarters facility, which includes the research and development innovation center; and $4.1 million for a SAP re-implementation project.  Capital expenditures for 2016 are currently projected to be approximately $30 million to $35 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand and borrowings under existing credit facilities.

Proceeds from the sale of assets were $1.2 million for the nine months ended September 30, 2016 and not significant for the nine months ended September 30, 2015.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2016, there have been no material changes in the payment terms of these obligations since December 31, 2015.  On October 4, 2016, the Company entered into the $400 million Amended Credit Agreement, replacing the $300 million U.S. Credit Agreement that existed as of September 30, 2016.  The $100 million Term Loan was borrowed on that date and repaid the amounts that had been borrowed under the Credit Agreement.  Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the U.S. Amended Credit Agreement.

The Company had previously announced the planned acquisition of the Activated Carbon and Filter Aid Business, which closed on November 2, 2016.  The purchase price was funded by borrowings under the Amended Revolver.  Refer to Note 15 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s acquisition.

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

Outlook

Activated Carbon and Service

The Company’s estimate, as of the beginning of 2016, of a 7% compound annual growth rate for the activated carbon market for the period 2015 through 2020 is predicated on significant demand for mercury removal carbons in North America primarily driven by the U.S. Environmental Protection Agency’s (EPA) regulations surrounding Mercury and Air Toxics Standards (MATS) and growing demand in activated carbon usage in China.  While there have been noted increases in the demand for activated carbon in China, the recent economic slowdown in China may lead to lower than previously forecasted demand.  Other impediments to near-term growth could include an economic slowdown in any or all of the regions served, impacts from delays in environmental regulations or the impact of the strength of the U.S. dollar. Through a series of initiatives that began in 2012, including additional capital investment; plant efficiency studies; and, product rationalization, the Company has successfully increased its virgin carbon manufacturing capacity from an estimated 140 million pounds per year to approximately 163 million pounds per year.  In addition, over this same timeframe, the Company has been promoting its reactivation offerings to U.S. drinking water customers.  By optimizing the available activated carbon reactivation capacity, the Company is able to effectively increase its virgin activated carbon pounds available for other growth opportunities.

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

Raw material costs for production in 2016 are expected to be comparable to 2015.  The most significant raw material cost is coal.    The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  As of September 30, 2016, the Company has approximately 93% of its anticipated coal requirements for the remainder of 2016 under contract or in inventory.

The Company has established itself as a market leading supplier of powdered activated carbon (PAC) in North America for the removal of mercury from the flue gas of coal-fired power plants, a significant market that is expected to complete its formation in 2016.  Based on standard carbon products, the Company estimates the annual demand for mercury removal in North America is now 250 million to 350 million pounds.  However, long-term persistent low natural gas prices along with atypical weather conditions could unfavorably impact this estimated market size.  The Company’s advanced products for mercury removal which can have carbon usage rates of 50% to 90% less than alternative products, are important to its ongoing success in this market.  Bidding activity with electric utilities, whose contracts for PAC have or will expire in 2016, or  that received extensions from the April 2015 MATS compliance date, and were required to begin complying in April 2016, remains active and is resulting in the receipt of many new orders for the Company’s FLUEPAC® products.  The Company’s expectation is that its ongoing share of the value of this market will be at least 30%.

In addition to mercury regulations in North America, China has announced plans for mercury removal from its coal-fired power plants.  The plans, as announced, stipulate levels of mercury removal that would not likely result in large activated carbon sales.  However, trials will purportedly be conducted to establish removal requirements.

Treatment of municipal drinking water remains a long term growth area for the Company.  Increased public awareness of the presence and human health impacts of man-made chemicals and naturally occurring contaminants in drinking water is expected to contribute to continued growth of the Company’s municipal drinking water business.  With this awareness, there has been an increased demand for safe drinking water in communities around the United States.  Chemicals from industrial processes can contaminate groundwater wells; many of these chemicals are currently unregulated.  While the EPA may regulate these contaminants in the future, the Company has seen recent activity at the local level that demonstrates that communities are demanding drinking water that is free from contaminants regardless of the current regulatory status of those contaminants.  Chemical releases that impact sources of drinking water highlight the need for utilities to provide barrier defenses against such events in both groundwater and surface water.  Granular activated carbon (GAC) is an ideal technology for this purpose and the Company expects utilities to look to install GAC to provide protection against spills and contamination.  Most recently, concern regarding the presence of perfluorinated compounds (PFCs) in groundwater drinking water sources has led to an increase in both inquiries and orders from numerous utilities as well as remediation projects across the U.S.  In May 2016, after a large number of community water systems found PFC contamination in drinking water sources, the U.S. EPA issued a health advisory limit for PFOA and PFOS, the two most common long chain PFCs.  Many utilities have measured PFC levels above the EPA health advisory limit, resulting in “do not drink” alerts in many communities.  As a result, the Company has many active projects across the country related to PFC removal and will continue to pursue additional work in this area.  In a similar vein, 1,2,3-Trichloropropane (1,2,3-TCP) in groundwater has become a major issue in California, New York, and New Jersey, and the Company has received an equipment order in New Jersey and is presently handling inquiries for several more.  Harmful algal blooms can also present a human health risk to community drinking water supplies; both GAC and PAC have been used successfully to protect against the intrusion of algal toxins in drinking water systems. Use of GAC can protect water treatment plants from the harmful effects of algal bloom toxicity, while increased dosing of PAC can also help when algal blooms are detected.

Another important driver of recent growth (2009 through 2016) was the reduction of Disinfection Byproducts (DBPs).  DBPs are compounds that form when naturally occurring organic materials in drinking water sources react with disinfection chemicals.  GAC is recognized by the EPA as a best available control technology (BACT) for the reduction of DBPs in drinking water.  While the expansion of GAC adoption related to the EPA’s Stage 2 Disinfectants and Disinfection Byproducts Rule (the DBP Rule) has slowed, the Company expects to see new business over the next several years as municipalities continue with the DBP Rule compliance activities.  There is potential for new DBP GAC installations related to two areas.  First, mostly medium and small water utilities who have not achieved compliance with the DBP Rule could adopt GAC for DBP control.   Second, utilities that currently use alternative disinfectants, such as chloramines, as their primary means to comply with Stage 2 may adopt GAC/chlorine for DBP Rule compliance.  Disinfection with chloramines can result in the formation of emerging classes of DBPs, many of which are not yet regulated but are under study by the EPA.  The EPA has now begun its Six Year Review of the DBP Rule, and a new Stage 3 Rule, which could drive additional GAC sales.  Although we do not expect a DBP Stage 3 rule limiting the use of chloramines or the DBPs formed by chloramine disinfection to go into effect for a number of years, the volume of GAC required to meet these needs could be significant.  We estimate that the municipal water systems in nine of the largest cities in the U.S. that currently use chloramines to meet their DBP Stage 2 compliance requirements would need initial installations, in the aggregate, of approximately 330 million pounds of GAC.  Once on line, these new installations would require periodic replacement or reactivation to meet their water treatment needs.  Some of these utilities are already involved in studies or pilot test programs to evaluate the use of GAC to meet their DBP treatment needs.  It is possible that some of these, or other municipalities that are treating for DBPs using chloramines, will choose to switch to GAC prior to the issuance of a DBP Stage 3 regulation.

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

China had also announced that it will commit billions of dollars to water and wastewater improvements.  Investments are underway, but have been slower than anticipated.  The Company continues to monitor this situation closely.  China has also tightened the regulations for VOC emissions, which is resulting in new reactivation opportunities.

Equipment

The Company’s equipment business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  The Company believes that global demand for its ultraviolet light (UV) systems will continue for a variety of applications including drinking water, waste water, and advanced oxidation.

The Company also believes that demand for its ballast water treatment systems will grow.  The U.S. Coast Guard (USCG) issued its ballast water treatment rule on March 23, 2012 (Coast Guard Rule).  The Coast Guard Rule addresses the transportation of potentially harmful organisms through ballast water and ultimately requires U.S. Type Approval for treatment systems used in U.S. waters.  Ships wishing to release ballast water into U.S. waters must operate an acceptable treatment system on all ships built after December 1, 2013; on medium ballast water capacity ships after their first dry-dock after January 1, 2014; and, on small and large ballast water capacity ships after their first dry-dock after January 1, 2016.  Ship operators can seek an extension of the aforementioned compliance dates from the USCG by citing the lack of availability of U.S. Type Approved ballast water treatment systems.  As of August 26, 2016, 10,519 such extensions have been granted to operators that otherwise would have been required to purchase ballast water treatment equipment under the Rule.  The granting of these extensions despite the existence of acceptable but not yet U.S. Type Approved systems (like the Hyde GUARDIAN®) has had a dampening effect on the market.  The Coast Guard Rule’s discharge limits match the numerical limits proposed by the International Maritime Organization (IMO) but the USCG is more prescriptive as to testing methodology than is the IMO.  The only test method currently referenced in the Coast Guard Rule cannot measure the effectiveness of UV based systems like the Company’s Hyde GUARDIAN® and the other best selling systems.  In December 2015, the USCG decided it would not allow the Company, and several other manufacturers of ultraviolet light-based ballast water treatment systems, to use the Most Probable Number (MPN) test method for purposes of testing the Company’s system to apply for type approval under USCG regulations.  The Company appealed this decision and was informed by the USCG in July 2016 that its appeal was denied.  While the Company will continue to push for Congressional intervention to allow the Company to use the MPN method for testing its product, the Company is also considering testing its system using the current USCG test methods.  This would cause the Company to invest time and incur additional expense to run additional tests and to potentially modify certain aspects of its system.  The Company believes these actions would allow it to effectively compete in the market for ballast water treatment systems for vessels discharging ballast water in U.S. waterways and ports.  However, the Company’s ability to compete in this market could be adversely impacted if the company is unsuccessful in meeting USCG testing requirements.

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

In 2004, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (BWMC) which, like the Coast Guard Rule, addresses the transportation of potentially harmful organisms through ballast water.  The regulations requiring ballast water treatment will become effective one year after 30 countries representing 35% of the world’s shipping tonnage ratify the BWMC.  The BWMC was ratified on September 8, 2016 by Finland, bringing the number of countries to 52 and tonnage to 35.14%.  The BWMC will enter into force on September 8, 2017 and coupled with the Coast Guard Rule, will require an estimated 64,000 vessels to install ballast water treatment systems.  The Company believes that the total ballast water treatment market for equipment will approximate $18 billion to $28 billion.  Factors influencing the size of the market include pricing; the number of vessels to be retrofit; the number of manufacturers who are ultimately able to effectively serve this market; and, ongoing uncertainties surrounding the USCG type approval process.

The Hyde GUARDIAN® system, which employs filtration and ultraviolet light technology to filter and disinfect ballast water, offers cost, safety, and technological advantages.  Hyde GUARDIAN® has received Type Approval from Lloyd’s Register on behalf of the U.K. Maritime and Coast Guard Agency which confirms compliance with the IMO Ballast Water Management Convention.  Hyde GUARDIAN® has also received Class Society Type Approval from Lloyd’s Register (LR), American Bureau of Shipping (ABS), and Russian Maritime Registry of Shipping (RS).  The strategic acquisition of Hyde Marine provided the Company immediate entry into a global, regulation driven market with major long-term growth potential.  To date, most of the Hyde GUARDIAN® systems sold have been for new ship builds but long term, most of Hyde’s sales are expected to be for systems retrofitted into existing ships.  The number of new ship builds has declined and the retrofit market for ballast water equipment has been slow to ramp up owing to the delay in ratification of the IMO BWMC and the aforementioned USCG extensions.  However, post-IMO ratification, quote activity is approaching three times recent levels.

Backlog for the Equipment segment as of September 30, 2016 was $10.2 million, while backlog as of December 31, 2015 was $18.5 million.

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

Acquisition

The Company completed its acquisition of the Activated Carbon and Filter Aid Business on November 2, 2016 and paid 140.7 million Euros, or $153.0 million in cash and assumed certain liabilities of 6.5 million Euros, or $7.1 million.  The Company has financed the transaction through borrowings under the Amended Revolver.  Future consolidated financial statements of the Company will include the results of operations of the acquired business from the date of the acquisition.  The Company is determining the allocation of the purchase price to the fair value of the assets and liabilities acquired.  Based on the Company’s review of historical financial statements, the Company expects the Acquisition to generate revenue of approximately $14 million to $16 million between the November 2, 2016 closing date and the end of 2016.  In addition, the Company expects to incur selling, general and administrative expenses related to transaction of $5 million to $6 million during the fourth quarter of 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Programs
July 1 — July 31, 2016	—	$—	—	$64,131,013
August 1 — August 31, 2016	—	$—	—	$64,131,013
September 1 — September 30, 2016	—	$—	—	$64,131,013

In December 2013, the Company’s Board of Directors authorized the repurchase of additional common stock, resulting in a total remaining availability of $150 million.  There is no expiration date for this program.  In April 2016, the Company announced that it would suspend the activities of the share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description	Method of filing

10.1

First Amended and Restated Credit Agreement by and among Calgon Carbon Corporation, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association as Administrative Agent, Swing Loan Lender and Issuing Lender, Citizens Bank of Pennsylvania as Syndication Agent, Bank of America, N.A., and  Branch Banking and Trust Company as Co-Documentation Agents, and PNC Capital Markets LLC and Citizens Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, together with Schedules and Exhibits thereto.

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

(a) Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 7, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 3, 2016	/s/ Robert M. Fortwangler
Robert M. Fortwangler
Senior Vice President,
Chief Financial Officer