Form 10-Q
period 2017-03-31
CALGON CARBON Corp
filed 2017-05-09
CIK 812701

O

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2017
Common Stock, $.01 par value per share	50,753,320 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2017

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the Company’s) actual results in future periods to be materially different from any future performance suggested herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Factors that could affect future performance of the Company include, without limitation: the Company’s ability to successfully integrate the November 2, 2016 acquisition of the assets and business of the wood-based activated carbon, reactivation, and mineral-based filtration media of CECA, a subsidiary of Arkema Group (New Business) and achieve the expected results of the acquisition, including any expected synergies and the expected future accretion to earnings; changes in, or delays in the implementation of, regulations that cause a market for our products; changes in competitor prices for products similar to ours; higher energy and raw material costs; costs of imports and related tariffs; unfavorable weather conditions and changes in market prices of natural gas relative to prices of coal; changes in foreign currency exchange rates and interest rates; changes in corporate income and cross-border tax policies of the United States and other countries; labor relations; availability of capital and environmental requirements as they relate to both our operations and to those of our customers; borrowing restrictions; validity of patents and other intellectual property; and pension costs.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Net sales	$142,703	$120,199

Cost of products sold (excluding depreciation and amortization)	98,815	78,459
Depreciation and amortization	11,788	8,775
Selling, general and administrative expenses	24,817	22,982
Research and development expenses	1,385	1,520

	136,805	111,736

Income from operations	5,898	8,463

Interest income	6	6
Interest expense	(1,514)	(333)
Other income — net	500	223

Income before income tax provision	4,890	8,359

Income tax provision (Note 10)	4,115	2,901

Net income	775	5,458

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	2,509	3,097
Defined benefit pension plans	417	524
Derivatives	(512)	(790)

Total other comprehensive income	2,414	2,831

Total comprehensive income	$3,189	$8,289

Net income per common share
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

Dividends per common share	$0.05	$0.05

Weighted average shares outstanding, in thousands
Basic	50,411	50,308
Diluted	50,486	51,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$37,887	$37,984
Receivables (net of allowance of $1,427 and $1,416)	108,136	108,056
Revenue recognized in excess of billings on uncompleted contracts	6,950	6,998
Inventories	134,838	125,115
Other current assets	8,990	13,437
Total current assets	296,801	291,590

Property, plant and equipment, net	373,458	366,442
Intangibles, net	40,554	40,543
Goodwill	69,606	66,316
Deferred income taxes	9,320	7,957
Other assets	2,240	2,370
Total assets	$791,979	$775,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$81,625	$74,493
Billings in excess of revenue recognized on uncompleted contracts	4,201	4,063
Payroll and benefits payable	11,769	15,458
Accrued income taxes	1,787	1,641
Current portion of long-term debt	5,000	5,000
Total current liabilities	104,382	100,655

Long-term debt	230,945	220,000
Deferred income taxes	22,540	25,624
Accrued pension and other liabilities	51,217	47,796
Total liabilities	409,084	394,075

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 61,666,651 and 61,531,025 shares issued	617	615
Additional paid-in capital	187,175	185,791
Retained earnings	400,516	402,286
Treasury stock, at cost, 10,798,360 and 10,781,001 shares	(154,228)	(153,950)
Accumulated other comprehensive loss	(51,185)	(53,599)
Total stockholders’ equity	382,895	381,143

Total liabilities and stockholders’ equity	$791,979	$775,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$775	$5,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,788	8,775
Employee benefit plan provisions	788	774
Stock-based compensation	1,239	1,203
Deferred income tax benefit	(3,202)	(1,324)
Changes in assets and liabilities — net of effects from foreign exchange:
Receivables	731	5,506
Inventories	(9,859)	(8,594)
Revenue in excess of billings on uncompleted contracts and other current assets	4,328	3,730
Accounts payable and other accrued liabilities	(895)	(2,085)
Pension contributions	(298)	(353)
Other items — net	(973)	(967)
Net cash provided by operating activities	4,422	12,123

Cash flows from investing activities
Capital expenditures	(11,912)	(7,367)
Proceeds from sale of assets	—	1,234
Net cash used in investing activities	(11,912)	(6,133)

Cash flows from financing activities
Credit agreement borrowings — long-term	29,426	27,668
Credit agreement repayments — long-term	(18,547)	(22,622)
Repayment of Japanese term loan — long-term	—	(4,001)
Treasury stock purchased	(278)	(8,547)
Common stock dividends paid	(2,545)	(2,533)
Proceeds from the exercise of stock options	147	162
Other financing	(1,530)	—
Net cash provided by (used in) financing activities	6,673	(9,873)

Effect of exchange rate changes on cash and cash equivalents	720	1,160

Net decrease in cash and cash equivalents	(97)	(2,723)
Cash and cash equivalents, beginning of period	37,984	53,629
Cash and cash equivalents, end of period	$37,887	$50,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts or as otherwise noted)

(Unaudited)

1. Basis of Presentation and Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared by Calgon Carbon Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  All intercompany transactions and accounts have been eliminated in consolidation.  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2016, as filed with the SEC by the Company on Annual Report on Form 10-K.

On November 2, 2016, the Company completed the acquisition of the wood-based activated carbon, reactivation, and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (New Business).  With the complementary New Business located in Europe, the Company becomes an even more global and diverse industry leader in activated carbon, reactivation, and filtration media in the form of diatomaceous earth and perlites.  Refer to Notes 13 and 15 for additional information regarding the acquisition.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first three months of 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

There have been no developments to recently issued accounting standards from those disclosed in the Company’s Annual Report on Form 10-K as filed with the SEC for the year ended December 31, 2016, except for the following.

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory” which requires entities to measure most inventory at the lower of cost and net realizable value.  This simplifies the current guidance under which an entity measures inventory at the lower of cost or market.  Market in this context is defined as one of three different measures, one of which is net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The Company adopted this ASU on a prospective basis as of January 1, 2017, and it did not have an impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Company adopted the provisions of this ASU effective January 1, 2017 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that employers disclose components of their pension service cost in the same line item as other compensation costs related to relevant employees.  The ASU also requires that other components of net benefit costs be presented separately from the service cost component within the income statement, and outside of income from operations.  The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods.  The Company is evaluating the provisions of this ASU, which will result in a reclassification of components of net periodic pension cost other than service cost outside of income from operations on the Company’s consolidated financial statements.

2.    Inventories

	March 31, 2017	December 31, 2016
Raw materials	$31,181	$24,831
Finished goods	103,657	100,284
Total	$134,838	$125,115

Inventories are recorded net of reserves of $2.9 million and $2.6 million for obsolete and slow-moving items as of March 31, 2017 and December 31, 2016, respectively.

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

	Fair Value	March 31, 2017		December 31, 2016
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Cash and cash equivalents	1	$37,887	$37,887	$37,984	$37,984
Derivative assets	2	755	755	1,168	1,168
Derivative liabilities	2	(1,721)	(1,721)	(1,452)	(1,452)
Acquisition earn-out liability	2	(150)	(150)	(125)	(125)
Long-term debt, including current portion	2	(235,945)	(235,945)	(225,000)	(225,000)

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

The Company accounts for its derivative instruments under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness, are recorded directly to current earnings, in other income - net.

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$443	$670
Natural gas contracts	Other current assets	172	255
Foreign exchange contracts	Other assets	7	179
Natural gas contracts	Other assets	3	43

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	130	21
Total asset derivatives		$755	$1,168

Liability Derivatives	Balance Sheet Locations	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$91	$30
Natural gas contracts	Accounts payable and accrued liabilities	22	—
Foreign exchange contracts	Accrued pension and other liabilities	50	1
Natural gas contracts	Accrued pension and other liabilities	110	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	1,448	1,421
Total liability derivatives		$1,721	$1,452

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for millions of British Thermal Units (mmbtu))	March 31, 2017	December 31, 2016
Natural gas contracts (mmbtu)	1,470,000	540,000
Foreign exchange contracts	$217,856	$199,420

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

	March 31, 2017		December 31, 2016
	Fair Value	Fair Value	Fair Value	Fair Value
	of Assets	of Liabilities	of Assets	of Liabilities
Gross derivative amounts recognized in the balance sheet	$755	$1,721	$1,168	$1,452
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(324)	(324)	(52)	(52)
Net amount	$431	$1,397	$1,116	$1,400

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
	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts	$(485)	$(1,039)
Natural gas contracts	(229)	(191)
Total	$(714)	$(1,230)

	Amount of Gain or (Loss) Recognized from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts	$77	$281
Natural gas contracts	12	(275)
Total	$89	$6

(1)	Assuming market rates remain constant with the rates as of March 31, 2017, a gain of $0.5 million is expected to be recognized in earnings over the next 12 months.

During the three months ended March 31, 2017 and 2016, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing, which would have been recorded in other income – net.

Derivatives Not Designated as Hedging Instruments

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings, in other income - net as follows:

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts	$(1,636)	$1,552
Total	$(1,636)	$1,552

Non-designated contracts pertaining to an intercompany loan related to the acquisition of the New Business included a net $1.6 million loss for the three months ended March 31, 2017, of which $1.5 million was realized.  The net loss was offset by a foreign exchange unrealized transaction gain.  The amounts are recorded in earnings, within other income – net.

5.    Borrowing Arrangements

	March 31, 2017	December 31, 2016
U.S. credit agreement borrowings	$233,250	$225,000
Japanese credit agreement borrowings	2,695	—
Total long-term debt	235,945	225,000
Less current portion of long-term debt	(5,000)	(5,000)
Net long-term debt	$230,945	$220,000

U.S. Credit Agreement

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility (Revolver) that expires on October 4, 2021 and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.

The Revolver contains a $75 million sublimit for the issuance of letters of credit, and a $15 million sublimit for swing loans.  The Company has the option to increase the Revolver by a maximum of $100 million with the consent of the Lenders.  Availability under the Credit Agreement was conditioned upon various customary conditions.  Upon entering into the credit agreement, the Company incurred issuance costs of $0.8 million, of which approximately $0.1 million was expensed.  The remainder of the issuance costs were deferred, and along with other previously deferred costs, are being amortized over the terms of the Revolver and Term Loan facilities. A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and was equal to 0.23% as of March 31, 2017.

The Company borrowed the full $100 million under the Term Loan on October 4, 2016.  During the fourth quarter of 2016, the Company borrowed $160 million under the Revolver to finance the acquisition of the New Business.  Required quarterly repayments under the Term Loan began January 1, 2017, and are equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0%  until the remaining balance is due on the October 4, 2023 maturity date.  As a result, $5.0 million is shown as the current portion of long-term debt within the condensed consolidated balance sheets as of both March 31, 2017 and December 31, 2016.

The interest rate on amounts owed under the Credit Agreement will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate, plus, in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 2.64% to 2.79% as of March 31, 2017, and 1.44% to 1.59% as of March 31, 2016.

Total outstanding borrowings under the Revolver were $134.5 million and $125.0 million as of March 31, 2017 and December 31, 2016, respectively.  Total availability under the Revolver as of March 31, 2017 and December 31, 2016 was $163.0 million and $172.5 million, respectively, after considering borrowings and the outstanding letters of credit of $2.5 million as of both March 31, 2017 and December 31, 2016.  Total outstanding borrowings under the Term Loan were $98.8 million and $100.0 million as of March 31, 2017 and December 31, 2016, respectively.  There is  no remaining availability under the Term Loan.  Borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  As a result of an amendment signed in February 2017, the Company is permitted to pay annual dividends of up to $14 million, so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50 million.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of March 31, 2017.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders would be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically would become immediately due and payable, and other events of default would allow the agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Credit Agreement

On March 24, 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  As of March 31, 2017, CCJ had 300 million Japanese Yen, or $2.7 million outstanding, while no amounts were outstanding as of December 31, 2016.  Borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

A quarterly nonrefundable commitment fee is payable by CCJ based on the unused availability under the Japanese Credit Agreement and is equal to 0.23%. Total availability under the Japanese Credit Agreement was 1.7 billion Japanese Yen or $15.3 million as of March 31, 2017, while the availability was 2.0 billion Japanese Yen, or $17.1 million as of December 31, 2016.  The Japanese Credit Agreement bears interest based on the Tokyo Interbank Offered Rate of interest, plus an applicable margin based on the Company’s leverage ratio as defined in the U.S. Credit Agreement, which averaged 1.81% per annum as of March 31, 2017.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  CCJ may make voluntary prepayments of principal and interest after providing prior written notice and before the full amount then outstanding is due and payable on the March 24, 2019 expiration date.

Other Credit Facilities

The Company also maintains smaller credit facilities denominated in the local currencies of the various countries in which it operates.  These facilities totaled approximately $6 million as of March 31, 2017 and December 31, 2016.  There are no financial covenants related to these facilities and the Company had no outstanding borrowings under them as of either March 31, 2017 or December 31, 2016.  Bank guarantees totaling $3.6 million and $3.5 million were issued as of March 31, 2017 and December 31, 2016, respectively.  In addition, the Company had surety bonds outstanding of $1.0 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively.

6.    Pensions

The following table provides the components of net periodic pension cost of the plans:

	U.S. Plans		European Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Net periodic pension cost
Service cost	$262	$258	$122	$92
Interest cost	1,110	1,170	230	297
Expected return on assets	(1,473)	(1,510)	(314)	(375)
Amortization of prior service credit	—	—	(2)	—
Net actuarial loss amortization	746	784	107	58
Net periodic pension cost	$645	$702	$143	$72

Multi-Employer Plan

The Company also participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  The multi-employer plan reduced benefits to entitled parties, and the local Labor Court concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced.  As a result, the Company has a liability for the past shortfall to its former employees, including a cost of living adjustment on the amounts paid by the multi-employer plan.  As of March 31, 2017 and December 31, 2016, the Company had a $1.0 million and a $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees, respectively.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

7.    Stockholders’ Equity

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  In April 2016, the Company suspended the activities of the share repurchase program.  During the three months ended March 31, 2016, the Company repurchased 518,576 shares, at an average price of $15.81 per share.  The repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  The Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

8.    Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2016, net of tax	$(22,026)	$(32,373)	$800	$(53,599)
Other comprehensive income (loss) before reclassifications	2,509	(125)	(454)	1,930
Amounts reclassified from other comprehensive income (loss)	—	542	(58)	484
Net current period other comprehensive income (loss)	2,509	417	(512)	2,414
Balance as of March 31, 2017, net of tax	$(19,517)	$(31,956)	$288	$(51,185)

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2015, net of tax	$(11,070)	$(30,474)	$(86)	$(41,630)
Other comprehensive income (loss) before reclassifications	3,097	(17)	(786)	2,294
Amounts reclassified from other comprehensive income (loss)	—	541	(4)	537
Net current period other comprehensive income (loss)	3,097	524	(790)	2,831
Balance as of March 31, 2016, net of tax	$(7,973)	$(29,950)	$(876)	$(38,799)

	Amount Reclassified from
Details about Accumulated	Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the
Other Comprehensive	Three Months Ended March 31,		Statement where
Income (Loss) Components	2017	2016	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior service credit	$2	$—	(2)
Actuarial losses	(853)	(842)	(2)
	(851)	(842)	Total before tax
	309	301	Tax benefit
	(542)	(541)	Net of tax
Derivatives:
Foreign exchange contracts	77	281	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	12	(275)	Cost of products sold (excluding depreciation and amortization)
	89	6	Total before tax
	(31)	(2)	Tax benefit (expense)
	58	4	Net of tax
Total reclassifications for the period	$(484)	$(537)	Net of tax

(1)	Amounts in parentheses indicate debits to income/loss.
(2)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Foreign currency translation adjustments exclude income tax for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with ASC 715 “Compensation – Retirement Benefits” included in accumulated other comprehensive loss was $17.4 million and $17.7 million as of March 31, 2017 and December 31, 2016, respectively.

The income tax expense associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $0.1 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended March 31,
	2017	2016
Defined benefit pension plan	$314	$301
Derivatives	(271)	(425)

9.    Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Net income available to common stockholders	$775	$5,458
Weighted average shares outstanding
Basic	50,411	50,308
Effect of dilutive securities	75	733
Diluted	50,486	51,041

Basic net income per common share	$0.02	$0.11
Diluted net income per common share	$0.02	$0.11

For the three months ended March 31, 2017 and 2016, there were 2.3 million shares and 1.3 million shares of stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been anti-dilutive.

10.  Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 84.1% compared to 34.7% for the same period in 2016.  The tax rate for the three months ended March 31, 2017  was higher than the U.S. federal statutory rate of 35% primarily due to the U.S. income tax impacts of the incorporation of its former U.S. Belgium branch to a Belgium controlled foreign corporation effective March 31, 2017.  The incorporation of the Company’s U.S. Belgium branch is a part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business in November 2016.  The impact of the U.S. Belgium branch incorporation was a discrete event for the quarter and increased the effective tax rate for the quarter ended March 31, 2017 by approximately 45.1%.  In addition, deferred tax adjustments and an increase in permanent items increased the effective tax rate for the current quarter by 4.0% relative to the same period in 2016.  The tax rate for the three months ended March 31, 2016 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate.

11.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s United Kingdom subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability. As of both March 31, 2017 and December 31, 2016, the balance recorded was $0.3 million as a component of accrued pension and other liabilities.  The Company determined that additional site characterization work is needed to establish the next steps.  No estimates regarding the timing or potential cost of remediation activities can be made until the additional site characterization work is finished.  Planning for the additional characterization work has begun.  Implementation timing will depend on acceptance by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

Carbon Imports

General Anti-Dumping Background:  In March 2006, the Company and another U.S. producer of activated carbon requested that the U.S. Department of Commerce (Commerce Department) investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China (China).  In 2007, the Commerce Department found that imports of the subject merchandise from China were being unfairly priced (or “dumped”).   Following a finding by the U.S. International Trade Commission (ITC) that the domestic industry was injured by unfairly traded imports of activated carbon from China, the Commerce Department issued an anti-dumping order imposing tariffs on Chinese imports to offset the amount of the unfair pricing.  The Commerce Department published the antidumping order in the Federal Register in April 2007, and all imports from China remain subject to it.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the U.S. customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in September 2016, the Company is currently required to post a duty of $0.616 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the three months ended March 31, 2017, and 2016, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

Periods of Review (POR) I, II, IV and V are final and not subject to further review or appeal.  A summary of the proceedings in the remaining PORs follows below.

Period of Review III:  In October, 2011, the Commerce Department published the final results of its third annual administrative review (POR III), which covers imports that entered the U.S. between April 1, 2009 and March 31, 2010.  The Company’s ongoing duty deposit rate was adjusted to zero, and the Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III.  The Commerce Department continued to assign cooperative respondents involved in POR III a deposit rate of $0.127 per pound.  The Commerce Department’s final results of POR III were appealed.

In January, 2014, the Commerce Department filed its remand redetermination with the Court of International Trade (Court), continuing to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  In November, 2014, the Court affirmed the Commerce Department’s remand determination.  Various parties appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Court of Appeals), which later affirmed the Court’s decision with respect to several Chinese parties, finding that they should be assigned a zero margin.  The Court of Appeals remanded the action to the Court, and in April 2017 the Court issued a judgment affirming the Court of Appeals decision.  The Company expects that the Court’s April 2017 judgment will conclude litigation on this matter.

Period of Review VI: In November, 2014, the Commerce Department announced the final margins for its sixth administrative review (POR VI), which covers imports that entered the U.S. between April 1, 2012 and March 31, 2013.  In December 2014, an appeal was commenced with the Court.  The Commerce Department filed its second redetermination with the Court in January 2017, calculating margins for mandatory respondents ranging from $0.082 per pound to $0.127 per pound and $0.100 per pound for separate rate respondents, including Calgon Carbon Tianjin.  In late January 2017, the Court affirmed the second redetermination.  The time for any party to appeal the Court’s decision has now expired, bringing to a close the litigation over POR VI.

Period of Review VII: The Commerce Department announced the final results for its seventh administrative review (POR VII) in October 2015, covering imports that entered the U.S. between April 1, 2013 and March 31, 2014.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents, including Calgon Carbon Tianjin.  In October 2015, appeals were commenced challenging the final results.  A decision from the Court is possible in the second quarter of 2017.

Period of Review VIII:  In September 2016, the Commerce Department announced the final margins for its eighth administrative review (POR VIII), which covers imports that entered the U.S. between April 1, 2014 and March 31, 2015.  The final anti-dumping margins for the mandatory respondents ranged from $0.009 per pound to $0.797 per pound, while the separate rate respondents, including Calgon Carbon Tianjin, were assigned $0.616 per pound.  In October 2016, appeals were commenced challenging the final results.  A decision by the Court is possible in late 2017 or early 2018.

Period of Review IX:  In April 2016, the Commerce Department published a notice allowing parties to request a ninth administrative review (POR IX) of the anti-dumping duty order covering the period April 1, 2015 through March 31, 2016.  The Commerce Department has selected mandatory respondents for review and a decision is likely in the fourth quarter of 2017.

Big Sandy Plant

In 2007, the Company received from the Environmental Protection Agency (EPA) Region 4 a report of a hazardous waste facility inspection performed by the EPA and the Kentucky Department of Environmental Protection (KYDEP) of the Company’s Big Sandy plant in Kentucky.  Accompanying the report was a Notice of Violation alleging multiple violations of the Federal Resource Conservation and Recovery Act (RCRA) and corresponding EPA and KYDEP hazardous waste regulations as well as the Clean Water Act.

The Company was required to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested  in accordance with a pre-approved work plan and installed two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The landfill is considered a non-hazardous facility and regulated by the KYDEP.  The testing of the stockpile material was completed and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and received a letter from the EPA in March 2017 indicating the EPA’s agreement with the Company’s conclusions.  The stockpiled material was removed in 2015 and the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company is subject to daily stipulated penalties for any failure to sample the landfill wells in accordance with the EPA-approved protocols and schedules.  The Company will be applying for closure of this consent decree.  As of March 31, 2017 and December 31, 2016, there is no liability recorded related to this issue.

Other

On February 21, 2017, the Japan Fair Trade Commission (the JFTC) informed the Company’s subsidiary, CCJ that it is investigating CCJ along with several other manufacturers and distributors that participate in the activated carbon market in Japan over concerns of anti-competitive conduct.  The JFTC is investigating whether manufacturers and sellers of activated carbon used in water purification plants, garbage incineration plants and other similar facilities in Japan have acted in concert with each other in violation of the Japan Anti-Monopoly Act.  JFTC agents searched the offices of CCJ, reviewing and collecting contracts and other business records and interviewed certain CCJ employees.  At this stage of the investigation, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the JFTC.  CCJ is cooperating with the JFTC as it conducts its investigation.

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

12.  Supplemental Cash Flow Information

The Company has reflected $4.1 million and $(0.2)  million of its capital expenditures as a non-cash increase (decrease) in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the three months ended March 31, 2017 and 2016, respectively.

13.  Segment Information

In conjunction with the acquisition of the New Business, management had been undertaking a planning process which included reviewing how the Company compiles and reports financial information for review by the Company’s chief operating decision maker (CODM) to assess performance and allocate resources.  As of December 31, 2016, the results of operations of the New Business from the November 2, 2016 acquisition date through December 31, 2016 had been reported as Other.

Beginning January 1, 2017, the Company realigned its internal management reporting structure to incorporate the New Business into the existing business, and reorganized its current reportable segments.  The realigned internal management reporting structure resulted in three new reportable segments for review by the CODM.  Beginning January 1, 2017, the Company’s CODM, its chief executive officer, receives and reviews financial information in this format.  The Company is reporting its results using the new reportable segment structure and has restated prior periods to conform with the change in reportable segments.  Those segments are Activated Carbon, Advanced Water Purification, and Alternative Materials.

The manufacturing and marketing of granular and powdered wood-based activated carbon and coal-based activated carbon reactivation portions of the New Business were combined with the existing Activated Carbon and Service segment and renamed the Activated Carbon segment.  In addition, sales of carbon adsorption equipment and associated costs previously reported in the Equipment segment were combined into the new Activated Carbon segment, as this activity is now aligned with the associated leasing of this same equipment.  Diatomaceous earth and perlite filtration media sales and associated costs of the New Business are being reported in the newly created Alternative Materials segment, which also includes the carbon cloth sales and associated costs that were previously reported in the Consumer segment.  The previously reported Equipment segment has been renamed the Advanced Water Purification segment, and now excludes any carbon related equipment sales.  In addition, some product sales and services related to the ultraviolet light and advanced ion exchange separation technologies that were previously included in the Activated Carbon and Services segment are all now reported in the Advanced Water Purification segment.

The Activated Carbon segment manufactures and markets granular and powdered activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air.  This segment also consists of activities related to activated carbon including reactivation of spent carbon and the sale or leasing of related equipment, and maintenance at customer sites.  The Alternative Materials segment supplies diatomaceous earth and perlite filtration media for use in applications for decolorization, purification, decontamination, and filtration of liquids in various applications including food and beverage, industrial and pharmaceuticals, as well as carbon cloth for use in military, industrial, and medical applications.  The Advanced Water Purification segment provides solutions to customers’ water process problems through the design, fabrication, and operation of systems, as well as the sale of materials and services that utilize the Company’s enabling technologies: ultraviolet light and advanced ion exchange separation.  Intersegment net sales are not material.

The following segment information represents the results of operations:

	Three Months Ended March 31,
	2017	2016
Net sales
Activated Carbon	$126,231	$109,983
Alternative Materials	12,848	2,485
Advanced Water Purification	3,624	7,731
Consolidated net sales	$142,703	$120,199

Income (loss) from operations
Activated Carbon	$8,521	$8,694
Alternative Materials	(804)	427
Advanced Water Purification	(1,819)	(658)
	5,898	8,463
Reconciling items:
Interest income	6	6
Interest expense	(1,514)	(333)
Other income — net	500	223
Income before income tax provision	$4,890	$8,359

Depreciation and amortization
Activated Carbon	$10,180	$8,295
Alternative Materials	1,269	140
Advanced Water Purification	339	340
	$11,788	$8,775

As a result of the change in the segments, a portion of goodwill previously included in the Activated Carbon segment related to the ion exchange business was reassigned to the Advanced Water Purification segment.  As of March 31, 2017, goodwill balances were $40.5 million in the Activated Carbon segment, $17.1 million in the Alternative Materials segment, and $12.0 million in the Advanced Water Purification segment.

Segment assets, which are reviewed by management, consist of the total of the Property, plant and equipment, net, Intangibles, net, and Goodwill balances on the Company’s condensed consolidated balance sheets:

	March 31, 2017	December 31, 2016
Activated Carbon	$395,724	$387,117
Alternative Materials	69,116	67,394
Advanced Water Purification	18,778	18,790
Segment assets	483,618	473,301
Unallocated assets	308,361	301,917
Total assets	$791,979	$775,218

14.  Government Grants

In 2014, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone, where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  In 2016, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the JiangSu Provincial Bureau based on the same Company commitment.  For the three month periods ended March 31, 2017 and 2016, the Company did not recognize income for these incentives as all required documentation has not yet been completed.  As of both March 31, 2017 and December 31, 2016, the Company has a $0.8 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the unearned portion of the incentives.

In September 2016, the Company entered into a technology investment agreement with a U.S. government agency to improve the production, infrastructure and manufacturing efficiencies related to an activated carbon capacity expansion project.  As part of this agreement, the Company will be reimbursed for approved capital improvements made in conjunction with the federal award for up to $15.4 million.  As of March 31, 2017, there had been minimal activity associated with the award, and the Company has not yet received any funds.

15.  Acquisition of the New Business

In April 2016, the Company entered into an agreement where it made an irrevocable offer to purchase the New Business, which primarily serves food and beverage, industrial and pharmaceutical customers in Europe and Asia, and has approximately 300 employees.  The Company completed this acquisition for $157.4 million on November 2, 2016 (acquisition date) and financed the transaction through borrowings under the Revolver.  The Company’s condensed consolidated financial statements for the three months ended March 31, 2017 include the New Business’ results of operations.  Net sales and income from operations for the three months ended March 31, 2017 were $24.2 million and $0.7 million, respectively.

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

The Company has completed the preliminary detailed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date.  The amounts shown below for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.  The final determination of the fair values will be completed within the measurement period of up to one year from the acquisition date as permitted, and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.  Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.  The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed can materially impact the results of operations.  In addition, the preliminary purchase price is subject to customary post closing adjustments.  Post closing adjustments made within the measurement period were not material and are reflected in the following table.

The following table summarizes the allocation of the preliminary purchase price as of the November 2, 2016 acquisition date:

Assets
Cash and cash equivalents	$3,826
Receivables	10,077
Inventories	20,137
Other current assets	1,171
Property, plant, and equipment	67,697
Intangibles	37,248
Goodwill	45,567
Other assets	179
Total assets	$185,902

Liabilities
Accounts payable and accrued liabilities	$6,151
Payroll and benefits payable	4,360
Accrued income taxes	581
Deferred income taxes - long term	6,066
Accrued pension and other liabilities	11,319
Total liabilities	$28,477

Net assets	$157,425

Cash paid for acquisition	157,425
Cash acquired	(3,826)
Net cash paid for acquisition	$153,599

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

The Company determined the fair value of the majority of the current assets and current liabilities approximated their carrying value given the highly liquid and short-term nature of these assets and liabilities.  The fair value of finished goods inventory was determined based on the estimated selling price of the inventory less the costs of disposal and a reasonable profit allowance for the selling effort.  The estimated step-up in fair value of inventory of $2.1 million increased cost of products sold by $0.6 million during the three months ended March 31, 2017.  The preliminary fair value of property, plant and equipment was determined by using certain estimates and assumptions that are not observable in the market and thus represent a Level 3 fair value measurement.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents growth opportunities and expected cost synergies of the combined company.  The combined company is expected to be an industry leader in the activated carbon and filtration media markets, with enhanced diversification, a strong presence in

Europe, and an expanded reach into emerging markets.  Goodwill recognized as a result of the acquisition is not deductible for tax purposes.  As of December 31, 2016, the goodwill associated with the acquisition of the New Business was reported in Other for segment reporting purposes.  With the incorporation of the New Business into the existing business and the resulting change in reportable segments, $28.0 million of goodwill has been reported in the Activated Carbon segment and $17.6 million in the Alternative Materials segment.

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

During the three months ended March 31, 2017 and 2016, the Company incurred approximately $2.1 million and $1.6 million of acquisition-related integration and transaction costs, respectively.  These costs include advisory, legal, accounting transition services and information technology integration efforts, and are included in the selling, general and administrative expenses line item in the condensed consolidated statements of comprehensive income.

Pro Forma Information (Unaudited)

The Company’s condensed consolidated financial statements for the three months ended March 31, 2017 include the New Business’ results of operations.  The following unaudited pro forma results of operations assume the New Business had been acquired on January 1, 2016.  These unaudited pro forma results reflect adjustments that are directly attributable to the business combination, and are factually supportable.  The unaudited pro forma results do not include any synergies or other effects of the planned integration that would have occurred had the New Business been acquired on January 1, 2016.  The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of the combined operations.

	Three Months Ended March 31,
	2017	2016
Net sales	$142,703	$146,242
Net income	2,462	3,529
Net income per common share
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

These unaudited pro forma amounts have been calculated after adjusting for the incremental depreciation and amortization expenses of $1.0 million associated with the step-up fair value adjustments to property, plant and equipment and intangible assets for the three months ended March 31, 2016.

The Company financed the acquisition of the New Business by borrowing $160 million under the Revolver.  The unaudited pro forma amounts have been calculated after adjusting for the incremental interest expense of $1.0 million for the three months ended March 31, 2016.

The unaudited pro forma results for the three months ended March 31, 2017 were adjusted to eliminate the $0.6 million incremental cost of products sold recognized as a result of the step-up of inventory.  The unaudited pro forma results for the three months ended March 31, 2016 were adjusted to include $2.1 million of incremental cost of products sold to reflect the total step up of inventory.

The unaudited pro forma net income for the three months ended March 31, 2017 excludes non-recurring acquisition-related integration and transaction expenses of $2.1 million that were incurred by the Company in 2017, while the results for the three months ended March 31, 2016 were adjusted to include these expenses.  The unaudited pro forma results for the three months ended March 31, 2016 were also adjusted to exclude the $1.6 million of transaction costs that were incurred by the Company in 2016.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q.

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

Beginning January 1, 2017, the Company realigned its internal management reporting structure to incorporate the New Business into the existing business, and reorganized its current reportable segments.  The Company is reporting its results using the new reportable segment structure and has restated prior periods to conform with the change in reportable segments.  The analysis of operating results focuses on the three reportable segments: Activated Carbon, Alternative Materials, and Advanced Water Purification.  Refer Notes 13 and 15 of the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the reportable segments and the acquisition.

Results of Operations

Consolidated net sales increased $22.5 million or 18.7% for the quarter ended March 31, 2017, versus the similar 2016 period.  Included in the change were net sales of $24.2 million from the New Business and a $1.9 million negative impact of foreign currency translation due to a stronger U.S. dollar as compared to European currencies.

Net sales for the quarter ended March 31, 2017 for the Activated Carbon segment increased $16.2 million or 14.8%, versus the similar 2016 periods.  Included in this change was the negative impact of foreign currency translation which totaled $1.7 million for the quarter ended March 31, 2017.

	Increase (Decrease) in Net Sales
	Three Months Ended March 31, 2017
			Net of
		Foreign	Foreign
	As	Currency	Currency
(Dollars in millions)	Reported	Impact	Impact
Environmental Air market	$3.3	$0.2	$3.5
Environmental Water market	(1.0)	0.1	(0.9)
Food and Beverage market	4.1	0.2	4.3
Industrial market	4.9	0.3	5.2
Potable Water market	2.3	0.7	3.0
Specialty Carbon market	3.4	0.2	3.6
Other	(0.8)	—	(0.8)
Total Activated Carbon	$16.2	$1.7	$17.9

The New Business contributed $13.2 million of net sales in the first quarter of 2017, primarily in the Food and Beverage and Industrial markets.  Excluding sales from the New Business, net sales increased due primarily to higher demand in the Potable Water market for treatment of perfluorinated compounds (PFCs), Environmental Air products for mercury removal and the Specialty Carbon market for metal recovery and respirator products in the Americas.  The increases were partially offset by lower activated carbon pellet sales in the Asia Environmental Air market for treating sulfur and nitrogen oxide emissions as an order in 2016 didn’t repeat in 2017, as well as lower overall sales in Europe.

Net sales for the Alternative Materials segment increased $10.4 million for the quarter ended March 31, 2017 as compared to the same period in 2016 as a result of $11.0 million of additional New Business sales of diatomaceous earth and perlite filtration media products.  This additional business was partially offset by lower demand for defense and medical application products and a $0.2 million negative foreign currency impact of the weaker pound sterling.

Net sales for the Advanced Water Purification segment declined $4.1 million for the quarter ended March 31, 2017 as compared to the same period in 2016.

Increase (Decrease)
(Dollars in millions)	in Net Sales
Ballast water treatment	$(1.8)
Traditional ultraviolet light	(0.7)
Ion exchange	(1.6)
Total Advanced Water Purification	$(4.1)

For the quarter ended March 31, 2017, sales for ballast water treatment were lower due to a lack of market demand driven by ship owners requesting extensions to compliance dates.  In addition, ion exchange sales were lower due to several large projects that were completed early in 2016 that didn’t repeat in 2017.  Foreign currency translation effects in the Advanced Water Purification segment were not significant.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 30.8% for the quarter ended March 31, 2017 compared to 34.7% for the similar 2016 period, a 3.9 percentage point or $5.6 million decrease primarily in the Activated Carbon segment.  Approximately $2.0 million of this decline resulted from a less favorable mix of legacy business sales primarily in the Activated Carbon segment, and $0.9 million resulted from a business interruption insurance settlement that benefited the Activated Carbon segment in 2016.  Also contributing to the decline was the inclusion in 2017 of the historically lower margins of the New Business which caused a $1.9 million decline, along with $0.6 million of additional costs related to the inventory fair value step up.  The impact of the New Business was split evenly between the Activated Carbon and Alternative Materials segments.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $3.0 million for the quarter ended March 31, 2017 versus the similar 2016 period, including $2.4 million incurred by the New Business, and an increase in depreciation expense for completed projects.  Of this increase, $1.9 million was included in the Activated Carbon segment, and $1.1 million was reported in the Alternative Materials segment.

Selling, general and administrative expenses increased $1.8 million or 8.0% for the quarter ended March 31, 2017 versus the comparable 2016 period.  The increase was primarily due to $2.5 million of expenses incurred by the New Business, of which $1.3 million is reported in the Activated Carbon segment, and $1.2 million in the Alternative Materials segment.  Partially offsetting the additional expenses from the New Business were lower employee related costs as a result of the Company’s cost savings initiatives, including lower benefit costs,  primarily in the Activated Carbon segment.

Research and development expenses were comparable for the quarter ended March 31, 2017 versus the comparable 2016 period.

Interest income was comparable for the quarter ended March 31, 2017 versus the comparable 2016 period.

Interest expense increased $1.2 million for the quarter ended March 31, 2017 versus the comparable 2016 period due to an increase in the average outstanding borrowings under the Company’s debt agreements resulting from the Company’s purchase of the New Business, coupled with higher interest rates in 2017.

Other income - net was comparable for the quarter ended March 31, 2017 versus the comparable 2016 period.

The income tax provision increased $1.2 million for the quarter ended March 31, 2017, as compared to the similar 2016 period.  The effective tax rate for the three months ended March 31, 2017 was 84.1% compared to 34.7% for the same period in 2016.  The increase in the effective tax rate as compared to the same period in the prior year primarily relates to the incorporation of the Company’s U.S. Belgium branch.  The incorporation is a part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business in November 2016.  The impact of the U.S. Belgium branch incorporation was a discrete event for the quarter and increased the effective tax rate for the quarter ended March 31, 2017 by approximately 45.1%.  In addition, deferred tax adjustments and an increase in permanent items increased the effective tax rate for the current quarter by approximately 4.0% relative to the same period in 2016.

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

Liquidity and Capital Resources

The Company has had sufficient financial resources to meet its operating requirements and to fund capital spending, dividend payments and pension plans.

Cash flows provided by operating activities were $4.4 million for the three months ended March 31, 2017 compared to $12.1 million for the comparable period ended March 31, 2016.  The $7.7 million decline in net cash flow as compared to the prior year period resulted from a net unfavorable working capital change driven by accounts receivable, along with the lower operating results in the first quarter of 2017 as compared to 2016.

Cash flows used in investing activities included capital expenditures for property, plant and equipment totaling $11.9 million for the three months ended March 31, 2017 compared to expenditures of $7.4 million for the same period in 2016.  The expenditures for both periods were primarily for improvements to manufacturing facilities.  The 2017 spending includes the upgrade of the Company’s Pittsburgh, Pennsylvania reactivation plant.  Capital expenditures for 2017 are currently projected to be approximately $70 million to $80 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand and borrowings under existing credit facilities.

Proceeds from the sale of assets were not significant for the three months ended March 31, 2017 and $1.2 million for the three months ended March 31, 2016.

Cash flows provided by financing activities increased for the period ended March 31, 2017 as compared to the comparable 2016 period as a result of higher borrowings and the suspension of the share repurchase program in April of 2016.

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility (Revolver) that expires on October 4, 2021, and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.  The full amount of the Term Loan was borrowed on the closing date.  The Company had borrowed $160 million under the Revolver to finance the November 2016 acquisition of the New Business.  The Revolver is available for working capital requirements and general corporate purposes.  Total availability under the Credit Agreement was $163.0 million as of March 31, 2017.

Beginning January 1, 2017, the Company began making quarterly repayments under the Term Loan equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0% until the remaining balance is due on the October 4, 2023 maturity date.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  In February 2017, an amendment was signed to the Credit Agreement, which, among other things, removes the quarterly leverage ratio requirement for the Company to pay dividends to its stockholders and replaces it with an annual dividend dollar restriction of $14 million.  The Company has to comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of March 31, 2017.

Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  In April 2016, the Company suspended the activities of the share repurchase program.  During the three months ended March 31, 2016, the Company repurchased 518,576 shares, at an average price of $15.81 per share.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

Quarterly dividends on common stock of $0.05 per share were declared and paid in the first quarter of 2017 and 2016.  In addition, in May 2017, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

The Company currently expects that cash from annual operating activities plus cash balances and available external financing will be sufficient to meet its cash requirements for the next twelve months.  The cash needs of each of the Company’s reporting segments are principally covered by the segment’s operating cash flow on a standalone basis.  Any additional needs will be funded by cash on hand or borrowings under the existing credit facilities.  The Advanced Water Purification segment historically has not required extensive capital expenditures.  The Company believes that operating cash flows, cash on hand and borrowings will adequately support each of the segments cash needs.

Cash and cash equivalents include $28.1 million and $27.4 million held by the Company’s foreign subsidiaries as of March 31, 2017 and December 31, 2016, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the United States without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of March 31, 2017, there have been no material changes in the payment terms of these obligations since December 31, 2016.

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

Critical Accounting Policies

There were no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Outlook

Activated Carbon

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

The ultimate pace of future demand growth for activated carbon will be dependent upon many factors, including: the pace of global economic growth, including short or prolonged economic slowdowns in any one or several geographic regions.  Future demand growth is also dependent on the impact and timing of potential new air and water regulations as well as the possibility for changes to existing regulations, including the potential impact of environmental policies of the new Presidential administration installed in the U.S. in January 2017.  Changes in corporate income tax and cross-border tax policies in the U.S. and other countries, as well as potential negative impacts of a stronger U.S. dollar versus other global currencies could also impact future demand growth.

As a result of the Company’s demonstrated ability to effectively meet market requirements through its provisioning of high performing virgin activated carbon and reactivated carbon, as well as its highly-regarded and value-added field and technical support services and carbon adsorption equipment offerings – either individually or in combination, the Company expects demand for its activated carbon products and services to increase over the longer term.  Backlog for carbon adsorption equipment was $21.2 million as of March 31, 2017 as compared to $7.2 million as of December 31, 2016.

Globally, the Company derives approximately one-third of its total sales from industrial sector customers through providing activated carbon, services and equipment for their industrial process, environmental water and environmental air end market application needs.  During 2016, the Company experienced a decline in sales of its products due to soft global industrial sector market conditions.  As the 2017 first quarter came to a close, the Company continues to believe that market conditions impacting industrial sector customers are stabilizing, and that it is continuing to see early indications that the industrial sector economic environment may be improving.  While this provides the Company with cautious optimism about the potential for an industrial sector recovery, the Company currently expects 2017 sales in this sector to be approximately level with 2016.

Increased public awareness of the presence and human health impacts of man-made chemicals and naturally occurring contaminants in drinking water – including significant current market activity for the removal of contaminants known as perfluorinated compounds (PFCs) and 1,2,3-Trichloropropane (1,2,3-TCP) – is expected to contribute to growth of the Company’s municipal drinking water business in 2017.  Supporting this expectation was the Company’s announcement in March 2017 of a $13.2 million contract for the provision of over 2 million pounds of granular activated carbon and 104 granular activated carbon adsorption equipment vessels for the removal of 1,2,3-TCP from 38 contaminated drinking water wells in California that is expected to be completed by June 2018.  The increased sales expected from PFC and 1,2,3-TCP activities includes expected higher demand for activated carbon adsorption equipment.

In the environmental air end market, the Company has established itself as a market leading supplier of powdered activated carbon (PAC) in North America for the removal of mercury from the flue gas of coal-fired power plants, a significant market that completed its formation in April 2016 in conjunction with the compliance requirements of the Mercury and Air Toxics Standards (MATS) regulation, as well as regulations that had previously been in effect in 19 states and Canada.  Based on 2017 representing the first complete year of compliance with MATS, and the Company’s success at capturing net new market share in 2017 relative to 2016, the Company expects its 2017 sales into this market to experience moderate growth compared to 2016 – subject to impacts on demand that could result from changes in the price of natural gas relative to coal (as electric generating units that are fueled with natural gas do not require PAC to remove mercury emissions as do coal-fired units) and abnormal weather conditions that could lead to higher or lower levels of required electricity generation.  Over the longer term, it is expected that the number of coal fired generating units utilized in North America will decline and lead to a decline in the annual estimated market size.

In Europe, the Company expects 2017 sales from its legacy business to be approximately flat to slightly lower than in 2016, excluding potential negative impacts of currency translation, consistent with currently expected customer demand patterns across various end markets.  In addition, 2017 will include full year results of virgin wood-based activated carbon capabilities located in France and activated carbon reactivation capabilities located in Italy that were components of the Company’s November 2, 2016 acquisition of the New Business.  Its current activities are not dependent upon environmental regulations, and are primarily leveraged to food and beverage, industrial (including fine chemicals and pharmaceutical production) and potable water end market applications.  The Company estimates these markets will grow in line with the general health of the overall economy.  These newly acquired capabilities are expected to contribute approximately $50 million of sales in 2017.

Raw material costs for production in 2017 are expected to be comparable to 2016.  The Company’s most significant raw material cost is coal.  The quantity of coal consumed varies based on the overall production levels achieved as well as the mix of products manufactured during the year.  As of December 31, 2016, the Company had approximately 88% of its anticipated coal requirements for 2017 under contract or in inventory.

Alternative Materials

The Company’s Alternative Materials segment supplies carbon cloth, diatomaceous earth (DE) and perlite filtration media products.  The Company anticipates future growth in medical applications for wound care as its carbon cloth aids in the healing process while providing odor control. The Company’s DE and perlite filtration media capabilities located in France and Italy were components of the Company’s acquisition of the New Business and are expected to contribute sales of approximately $50 million in 2017.  This performance represents an expectation for a continuation of solid and steady demand for the Company’s filtration media products, particularly in the European food and beverage and industrial processes end markets.

Advanced Water Purification

The Company’s Advanced Water Purification business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  In 2017, the Company expects moderate growth from 2016 due to expected higher demand in late 2017 for ballast water treatment systems (BWTS).  The Company believes that global demand for its other water purification products, equipment and service solutions will continue for a variety of applications including drinking water, wastewater, and advanced oxidation.

BWTS are used to filter and disinfect the water carried in the ballast tanks of ships to prevent the transfer of organisms from one aquatic ecosystem to another, where such organisms could be potentially harmful.  Driving the future demand for BWTS are the U.S. Coast Guard (USCG) Final Rule applicable to treating ballast water discharges in the U.S., and the International Maritime Organization’s International Convention for the Control and Management of Ships’ Ballast Water and Sediments (IMO Convention) applicable to treating ballast water discharges internationally.

Each regulation requires the management of a ship’s ballast water, generally through the use of a Type Approved BWTS.  The Company’s Hyde GUARDIAN® ultraviolet (UV) light-based BWTS are one of more than 60 BWTS to have achieved Type Approval under the IMO Convention, and it commenced testing in April 2017 to ready itself to apply for Type Approval under the USCG Final Rule in late 2017.

The Company continues to expect to see higher BWTS sales beginning in late 2017.  This expectation is due to a continuation of a significantly higher rate of customer inquiries (compared to activity that was being experienced during the first 8 months of 2016) for its BWTS that began following the September 8, 2016 ratification of the IMO Convention – which calls for it to enter into force on September 8, 2017 – and the USCG’s December 2016 granting of its first three BWTS Type Approvals, two of which were for UV light-based systems.  The timing and pace of this expected increase in sales will be dependent upon a number of variables including the Company’s level of success in completing its USCG testing in 2017 as well as the IMO Convention compliance commencing on the September 8, 2017 effective date.

Equipment backlog for the Advanced Water Purification segment was $4.9 million as of March 31, 2017 as compared to $3.7 million as of December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.

As previously disclosed in the Company’s Fiscal 2016 Form 10-K, management concluded that our internal control over financial reporting was not effective based upon a material weakness identified as of December 31, 2016 related to a subset of transactions related to the U.S. potable water market.  In these instances, certain transactions were inappropriately bifurcated and revenue was recognized prior to the completion of the revenue recognition criteria.  Based on this evaluation, the CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2016 Form 10-K was still present as of March 31, 2017.   Based on this, the CEO and CFO concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting related to a subset of transactions related to the U.S. potable water market.  Notwithstanding the identified material weakness, management has determined that the financial statements and other information included in this Quarterly Report on Form 10-Q and other periodic filings present fairly, in all material respects, our financial position,  results of operations, and cash flows for the periods presented in conformity with accounting principles generally in the United States.

Remediation Efforts

We have worked, and continue to work, to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are designed and operating effectively.  Since identifying the material weakness in our internal control over financial reporting, we are developing remediation plans to fully address the control failures.

•	The Company is in the process of revising its revenue recognition policy with more detailed guidance on the identification and application of revenue recognition criteria.
•	The Company has initiated training regarding revenue recognition to appropriate areas of the business.
•

The Company has established a Compliance function that will work with its business units and corporate accounting to assess business processes and enhance internal controls, including those internal controls over the assessment of revenue recognition criteria as it relates to the contracts impacted by the material weakness.

On a quarterly basis, the status of the remediation implementation will be provided to the Company’s Audit Committee.  The Company will continue to monitor the effectiveness of these remediation actions once the plans are fully implemented.  We believe that the actions described above will strengthen our internal controls over financial reporting related to the revenue recognition process for this subset of transactions, and will, once completed, remediate the material weakness that we identified in our internal controls over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

Remediation efforts were ongoing during the three months ended March 31, 2017, and other than those remediation efforts, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Item 1A.   Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
January 1 — January 31, 2017	574	$17.28	—	$64,131,013
February 1 — February 28, 2017	16,720	$14.83	—	$64,131,013
March 1 — March 31, 2017	65	$14.31	—	$64,131,013

(1)

Includes 17,359 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: May 9, 2017	/s/ Robert M. Fortwangler
Robert M. Fortwangler
Senior Vice President,
Chief Financial Officer