Form 10-Q
period 2017-06-30
CALGON CARBON Corp
filed 2017-08-04
CIK 812701

O

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2017
Common Stock, $.01 par value per share	50,794,861 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2017

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause Calgon Carbon Corporation’s (the Company’s) actual results in future periods to be materially different from any future performance suggested herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Factors that could affect future performance of the Company include, without limitation: the Company’s ability to successfully integrate the November 2, 2016 acquisition of the assets and business of the wood-based activated carbon, reactivation, and mineral-based filtration media of CECA, a subsidiary of Arkema Group (New Business) and achieve the expected results of the acquisition, including any expected synergies and the expected future accretion to earnings; changes in, or delays in the implementation of, regulations that cause a market for our products; our ability to successfully type approve or qualify our products to meet customer and end market requirements; changes in competitor prices for products similar to ours; higher energy and raw material costs; costs of imports and related tariffs; unfavorable weather conditions and changes in market prices of natural gas relative to prices of coal; changes in foreign currency exchange rates and interest rates; changes in corporate income and cross-border tax policies of the United States and other countries; labor relations; availability of capital and environmental requirements as they relate to both our operations and to those of our customers; borrowing restrictions; validity of patents and other intellectual property; and pension costs.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net sales	$152,998	$132,597	$295,701	$252,796

Cost of products sold (excluding depreciation and amortization)	106,286	87,663	205,101	166,122
Depreciation and amortization	12,000	9,461	23,788	18,236
Selling, general and administrative expenses	22,453	21,984	47,270	44,966
Research and development expenses	1,238	1,318	2,623	2,838

	141,977	120,426	278,782	232,162

Income from operations	11,021	12,171	16,919	20,634

Interest income	26	29	32	35
Interest expense	(2,021)	(228)	(3,535)	(561)
Other income (expense) — net	5	(20)	505	203

Income before income tax provision	9,031	11,952	13,921	20,311

Income tax provision (Note 10)	3,178	4,056	7,293	6,957

Net income	5,853	7,896	6,628	13,354

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	9,382	(3,408)	11,891	(311)
Defined benefit pension plans	175	739	592	1,263
Derivatives	(756)	1	(1,268)	(789)

Total other comprehensive income (loss)	8,801	(2,668)	11,215	163

Total comprehensive income	$14,654	$5,228	$17,843	$13,517

Net income per common share
Basic	$0.12	$0.16	$0.13	$0.27
Diluted	$0.12	$0.15	$0.13	$0.26

Dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average shares outstanding, in thousands
Basic	50,470	50,225	50,441	50,267
Diluted	50,511	50,987	50,499	51,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$24,079	$37,984
Receivables (net of allowance of $1,459 and $1,416)	114,950	108,056
Revenue recognized in excess of billings on uncompleted contracts	11,514	6,998
Inventories	138,213	125,115
Other current assets	20,032	13,437
Total current assets	308,788	291,590

Property, plant and equipment, net	385,367	366,442
Intangibles, net	42,615	40,543
Goodwill	72,518	66,316
Deferred income taxes	8,997	7,957
Other assets	2,331	2,370
Total assets	$820,616	$775,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$83,001	$74,493
Billings in excess of revenue recognized on uncompleted contracts	4,299	4,063
Payroll and benefits payable	12,592	15,458
Accrued income taxes	2,589	1,641
Current portion of long-term debt	5,000	5,000
Total current liabilities	107,481	100,655

Long-term debt	241,367	220,000
Deferred income taxes	23,601	25,624
Accrued pension and other liabilities	52,189	47,796
Total liabilities	424,638	394,075

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 61,713,754 and 61,531,025 shares issued	617	615
Additional paid-in capital	188,228	185,791
Retained earnings	403,821	402,286
Treasury stock, at cost, 10,803,922 and 10,781,001 shares	(154,304)	(153,950)
Accumulated other comprehensive loss	(42,384)	(53,599)
Total stockholders’ equity	395,978	381,143

Total liabilities and stockholders’ equity	$820,616	$775,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$6,628	$13,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,788	18,236
Employee benefit plan provisions	1,523	2,090
Stock-based compensation	2,292	2,196
Deferred income tax benefit	(1,704)	(1,349)
Changes in assets and liabilities — net of effects from foreign exchange:
Receivables	(3,668)	2,020
Inventories	(10,583)	(11,176)
Revenue in excess of billings on uncompleted contracts and other current assets	(10,971)	5,004
Accounts payable and other accrued liabilities	4,303	1,646
Pension contributions	(1,229)	(711)
Other items — net	(759)	(441)
Net cash provided by operating activities	9,620	30,869

Cash flows from investing activities
Purchase of business - net of cash (Note 15)	(1,233)	—
Capital expenditures	(29,898)	(16,892)
Proceeds from sale of assets	—	1,234
Net cash used in investing activities	(31,131)	(15,658)

Cash flows from financing activities
Credit agreement borrowings — long-term	76,456	58,334
Credit agreement repayments — long-term	(55,130)	(57,283)
Repayment of Japanese term loan — long-term	—	(4,001)
Treasury stock purchased	(354)	(8,644)
Common stock dividends paid	(5,093)	(5,066)
Proceeds from the exercise of stock options	147	163
Other financing	(10,916)	—
Net cash provided by (used in) financing activities	5,110	(16,497)

Effect of exchange rate changes on cash and cash equivalents	2,496	(1,103)

Net decrease in cash and cash equivalents	(13,905)	(2,389)
Cash and cash equivalents, beginning of period	37,984	53,629
Cash and cash equivalents, end of period	$24,079	$51,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts or as otherwise noted)

(Unaudited)

1. Basis of Presentation and Accounting Policies

The condensed consolidated financial statements included herein are unaudited and have been prepared by Calgon Carbon Corporation and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  All intercompany transactions and accounts have been eliminated in consolidation.  Certain information and footnote disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) have been condensed or omitted pursuant to such rules and regulations.  Management of the Company believes that the disclosures included herein are adequate to make the information presented not misleading when read in conjunction with the Company’s audited consolidated financial statements and the notes included therein for the year ended December 31, 2016, as filed with the SEC by the Company in its Annual Report on Form 10-K.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first six months of 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.  ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.  In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year.  In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which amends the principal-versus agent implementation guidance and illustrations in FASB’s new revenue standard ASU

2014-09.  The new guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” which amends certain aspects of the guidance in ASU 2014-09.  For identifying performance obligations, the amendments include:  immaterial promised goods and services, shipping and handling activities, and identifying when promises represent performance obligations.  In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow-Scope Improvements and Practical Expedients.”  This clarifies the collectability assessment, sales tax presentation and the treatment of contract modifications and completed contracts at transition.  In May 2016, the FASB issued ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09” which rescinds certain SEC guidance upon adoption including those related to freight services in process and shipping and handling fees.  All of the new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company has completed its preliminary assessment of the impact of the new standard compared to the historical accounting policies on a representative sample of contracts.  For the majority of the Company’s revenue which consists of product sales, the Company does not anticipate a material change to result from the adoption of the new standard.  The Company recognizes revenue for some of its contracts on a percentage of completion basis, which represented approximately 6% of its consolidated net sales for the six months ended June 30, 2017.  The Company expects that for some of these contracts, the new guidance will instead require revenue to be recognized at a point in time due to the nature of the product, which in some cases has an alternative use to the Company.  In 2017, these sales are reported in both the Activated Carbon and Advanced Water Purification reportable segments.  The Company is in the process of reviewing additional contracts and documenting its conclusions with regard to the new accounting standard.  The Company is continuing to assess the ultimate impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.  In addition, the Company is evaluating the changes that will be required in its internal controls as a result of the adoption of this new standard.  The Company is planning to adopt the provisions of the ASU and its subsequent amendments using the modified retrospective transition method for existing transactions that will likely result in a cumulative effect adjustment as of January 1, 2018.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that employers disclose components of their pension service cost in the same line item as other compensation costs related to relevant employees.  The ASU also requires that other components of net benefit costs be presented separately from the service cost component within the income statement, and outside of income from operations.  The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods.  The Company will retrospectively adopt this ASU as of January 1, 2018 as required, which will result in a reclassification of components of net periodic pension cost other than service cost outside of income from operations on the Company’s consolidated financial statements.

2.    Inventories

	June 30, 2017	December 31, 2016
Raw materials	$31,122	$24,831
Finished goods	107,091	100,284
Total	$138,213	$125,115

Inventories are recorded net of reserves of $3.3 million and $2.6 million for obsolete and slow-moving items as of June 30, 2017 and December 31, 2016, respectively.

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

	Fair Value	June 30, 2017		December 31, 2016
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Derivative assets	2	$862	$862	$1,168	$1,168
Derivative liabilities	2	(1,258)	(1,258)	(1,452)	(1,452)
Acquisition earn-out liability	2	—	—	(125)	(125)
Long-term debt, including current portion	2	(246,367)	(246,367)	(225,000)	(225,000)

Cash, accounts receivable and accounts payable included in the condensed consolidated balance sheets approximate fair value and are excluded from the table above.  The fair value of derivative assets and liabilities are measured based on inputs from market sources that aggregate data based upon market transactions.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s condensed consolidated balance sheets.  The Company’s debt bears interest based on market rates and, accordingly, the carrying value of this obligation approximates fair value.

4.    Derivative Instruments

The Company uses foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  The Company also uses natural gas forward contracts to limit the exposure to changes in natural gas prices and interest rate swap contracts to limit its exposure to changes in variable interest rate debt obligations.  Management’s policy for managing risk is to use derivatives to hedge up to 75% of the value of the forecasted exposure.  The foreign currency exchange contracts generally mature within eighteen months, while the natural gas contracts generally mature within twenty-four months.

In May 2017, the Company entered into a $50.0 million interest rate swap contract (the Swap) with a 2023 termination date, to manage its exposure to its variable rate LIBOR-based borrowings.

The Company accounts for its derivative instruments under Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness, are recorded directly to current earnings, in other income (expense) - net.

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$232	$670
Natural gas contracts	Other current assets	66	255
Foreign exchange contracts	Other assets	2	179
Natural gas contracts	Other assets	5	43

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	557	21
Total asset derivatives		$862	$1,168

Liability Derivatives	Balance Sheet Locations	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$412	$30
Natural gas contracts	Accounts payable and accrued liabilities	96	—
Foreign exchange contracts	Accrued pension and other liabilities	93	1
Natural gas contracts	Accrued pension and other liabilities	91	—
Interest rate swap contract	Accrued pension and other liabilities	397	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	169	1,421
Total liability derivatives		$1,258	$1,452

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for millions of British Thermal Units (mmbtu))	June 30, 2017	December 31, 2016
Natural gas contracts (mmbtu)	1,470,000	540,000
Foreign exchange contracts	$61,610	$199,420
Interest rate swap contract	$50,000	$—

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

	June 30, 2017		December 31, 2016
	Fair Value	Fair Value	Fair Value	Fair Value
	of Assets	of Liabilities	of Assets	of Liabilities
Gross derivative amounts recognized in the balance sheet	$862	$1,258	$1,168	$1,452
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(473)	(473)	(52)	(52)
Net amount	$389	$785	$1,116	$1,400

Derivatives in Cash Flow Hedging Relationships

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The location of the gain or (loss) reclassified into earnings (effective portion) for derivatives in cash flow hedging relationships is cost of products sold (excluding depreciation and amortization) except for the Swap, which is reclassified into earnings in interest expense.

	Amount of Gain or (Loss) Recognized
	in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign exchange contracts	$(569)	$(407)	$(1,054)	$(1,446)
Natural gas contracts	(140)	398	(369)	207
Interest rate swap contract	(489)	—	(489)	—
Total	$(1,198)	$(9)	$(1,912)	$(1,239)

	Amount of Gain or (Loss) Recognized from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign exchange contracts	$66	$153	$143	$434
Natural gas contracts	15	(315)	27	(590)
Interest rate swap contract	(92)	—	(92)	—
Total	$(11)	$(162)	$78	$(156)

(1)	Assuming market rates remain constant with the rates as of June 30, 2017, a gain of $0.2 million is expected to be recognized in earnings over the next 12 months.

During the three and six months ended June 30, 2017 and 2016, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing.

Derivatives Not Designated as Hedging Instruments

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings, in other income (expense) - net as follows:

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign exchange contracts	$(7,639)	$(262)	$(9,275)	$1,290
Total	$(7,639)	$(262)	$(9,275)	$1,290

For the three and six months ended June 30, 2017, non-designated contracts pertaining to an intercompany loan related to the acquisition of the New Business resulted in net losses of $8.0 million and $9.6 million, respectively, which were offset by foreign exchange transaction gains of $7.9 million and $10.3 million, respectively, both of which were recorded in earnings, within other income (expense) – net.  The realized portion of this loss from the settlement of these contracts was reflected in other financing on the condensed consolidated statements of cash flows.

5.    Borrowing Arrangements

	June 30, 2017	December 31, 2016
U.S. Credit Agreement borrowings	$244,140	$225,000
Japanese Credit Agreement borrowings	2,227	—
Total long-term debt	246,367	225,000
Less current portion of long-term debt	(5,000)	(5,000)
Net long-term debt	$241,367	$220,000

U.S. Credit Agreement

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility (Revolver) that expires on October 4, 2021 and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.

The Revolver contains a $75 million sublimit for the issuance of letters of credit, and a $15 million sublimit for swing loans.  The Company has the option to increase the Revolver by a maximum of $100 million with the consent of the Lenders.  Availability under the Credit Agreement was conditioned upon various customary conditions.  Upon entering into the Credit Agreement, the Company incurred issuance costs of $0.8 million, of which approximately $0.1 million was expensed.  The remainder of the issuance costs were deferred, and along with other previously deferred costs, are being amortized over the terms of the Revolver and Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and was equal to 0.25% as of June 30, 2017.

The Company borrowed the full $100 million under the Term Loan on October 4, 2016.  During the fourth quarter of 2016, the Company borrowed $160 million under the Revolver to finance the acquisition of the New Business.  Required quarterly repayments under the Term Loan began January 1, 2017, and are equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0% until the remaining balance is due on the October 4, 2023 maturity date.  As a result, $5.0 million is shown as the current portion of long-term debt within the condensed consolidated balance sheets as of both June 30, 2017 and December 31, 2016.

The interest rate on amounts owed under the Credit Agreement will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate, plus, in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 3.06% to 3.31% as of June 30, 2017, and 1.70% to 1.86% as of June 30, 2016.

Total outstanding borrowings under the Revolver were $146.6 million and $125.0 million as of June 30, 2017 and December 31, 2016, respectively.  Total availability under the Revolver as of June 30, 2017 and December 31, 2016 was $150.9 million and $172.5 million, respectively, after considering borrowings and the outstanding letters of credit of $2.5 million as of both June 30, 2017 and December 31, 2016.  Total outstanding borrowings under the Term Loan were $97.5 million and $100.0 million as of June 30, 2017 and December 31, 2016, respectively.  There is no remaining availability under the Term Loan.  Borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  As a result of an amendment signed in February 2017, the Company is permitted to pay annual dividends of up to $14 million, so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50 million.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of June 30, 2017.

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

Japanese Credit Agreement

On March 24, 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  As of June 30, 2017, CCJ had 250 million Japanese Yen, or $2.2 million outstanding, while no amounts were outstanding as of December 31, 2016.  Borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

A quarterly nonrefundable commitment fee is payable by CCJ based on the unused availability under the Japanese Credit Agreement and was equal to 0.23% as of June 30, 2017.  Total availability under the Japanese Credit Agreement was 1.75 billion Japanese Yen or $15.6 million as of June 30, 2017, while the availability was 2.0 billion Japanese Yen, or $17.1 million as of December 31, 2016.  The Japanese Credit Agreement bears interest based on the Tokyo Interbank Offered Rate of interest, plus an applicable margin based on the Company’s leverage ratio as defined in the U.S. Credit Agreement, which averaged 1.80% per annum as of June 30, 2017.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  CCJ may make voluntary prepayments of principal and interest after providing prior written notice and before the full amount then outstanding is due and payable on the March 24, 2019 expiration date.

Other Credit Facilities

The Company also maintains smaller credit facilities denominated in the local currencies of the various countries in which it operates.  These facilities totaled approximately $6 million as of June 30, 2017 and December 31, 2016.  There are no financial covenants related to these facilities and the Company had no outstanding borrowings under them as of either June 30, 2017 or December 31, 2016.  Bank guarantees totaling $4.1 million and $3.5 million were issued as of June 30, 2017 and December 31, 2016, respectively.  In addition, the Company had surety bonds outstanding of $1.1 million as of both June 30, 2017 and December 31, 2016.

6.    Pensions

The following table provides the components of net periodic pension cost of the plans:

	U.S. Plans				European Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$218	$220	$480	$478	$126	$94	$248	$186
Interest cost	1,096	1,127	2,206	2,297	238	300	468	597
Expected return on assets	(1,474)	(1,507)	(2,947)	(3,017)	(325)	(377)	(639)	(752)
Amortization of prior service credit	—	—	—	—	(2)	—	(4)	—
Net actuarial loss amortization	748	720	1,494	1,504	110	59	217	117
Settlement	—	680	—	680	—	—	—	—
Net periodic pension cost	$588	$1,240	$1,233	$1,942	$147	$76	$290	$148

Multi-Employer Plan

The Company also participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  The multi-employer plan reduced benefits to entitled parties, and the local Labor Court concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced.  As a result, the Company has a liability for the past shortfall to its former employees, including a cost of living adjustment on the amounts paid by the multi-employer plan.  As of June 30, 2017 and December 31, 2016, the Company had a $1.1 million and a $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees, respectively.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

7.    Stockholders’ Equity

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  In April 2016, the Company suspended the activities of the share repurchase program.  During the six months ended June  30, 2016, the Company repurchased 518,576 shares, at an average price of $15.81 per share.  The repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  The Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

8.    Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2016, net of tax	$(22,026)	$(32,373)	$800	$(53,599)
Other comprehensive income (loss) before reclassifications	11,891	(494)	(1,216)	10,181
Amounts reclassified from other comprehensive income (loss)	—	1,086	(52)	1,034
Net current period other comprehensive income (loss)	11,891	592	(1,268)	11,215
Balance as of June 30, 2017, net of tax	$(10,135)	$(31,781)	$(468)	$(42,384)

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2015, net of tax	$(11,070)	$(30,474)	$(86)	$(41,630)
Other comprehensive income (loss) before reclassifications	(311)	241	(867)	(937)
Amounts reclassified from other comprehensive income (loss)	—	1,022	78	1,100
Net current period other comprehensive income (loss)	(311)	1,263	(789)	163
Balance as of June 30, 2016, net of tax	$(11,381)	$(29,211)	$(875)	$(41,467)

	Amount Reclassified from
Details about Accumulated	Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the
Other Comprehensive	Three Months Ended June 30,		Six Months Ended June 30,		Statement where
Income (Loss) Components	2017	2016	2017	2016	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior service credit	$2	$—	$4	$—	(2)
Actuarial losses	(858)	(779)	(1,711)	(1,621)	(2)
	(856)	(779)	(1,707)	(1,621)	Total before tax
	312	298	621	599	Tax benefit
	(544)	(481)	(1,086)	(1,022)	Net of tax
Derivatives:
Foreign exchange contracts	66	153	143	434	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	15	(315)	27	(590)	Cost of products sold (excluding depreciation and amortization)
Interest rate swap contract	(92)	—	(92)	—	Interest expense
	(11)	(162)	78	(156)	Total before tax
	5	80	(26)	78	Tax benefit (expense)
	(6)	(82)	52	(78)	Net of tax
Total reclassifications for the period	$(550)	$(563)	$(1,034)	$(1,100)	Net of tax

(1)	Amounts in parentheses indicate expenses.
(2)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Foreign currency translation adjustments exclude income tax for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with ASC 715 “Compensation – Retirement Benefits” included in accumulated other comprehensive loss was $17.2 million and $17.7 million as of June 30, 2017 and December 31, 2016, respectively.  The income tax (benefit) expense associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $(0.3) million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Defined benefit pension plan	$307	$298	$621	$599
Derivatives	(441)	112	(712)	(313)

9.    Basic and Diluted Net Income per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income available to common stockholders	$5,853	$7,896	$6,628	$13,354
Weighted average shares outstanding
Basic	50,470	50,225	50,441	50,267
Effect of dilutive securities	41	762	58	747
Diluted	50,511	50,987	50,499	51,014

Basic net income per common share	$0.12	$0.16	$0.13	$0.27
Diluted net income per common share	$0.12	$0.15	$0.13	$0.26

For the three and six months ended June 30, 2017 and 2016, there were 2.2 million shares and 1.3 million shares of stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been anti-dilutive.

10.  Income Taxes

The effective tax rate for the three months ended June 30, 2017 was 35.2% compared to 34.0% for the same period in 2016.  The tax rate for the three months ended June 30, 2017  was higher than the U.S. federal statutory rate of 35% primarily due to non-deductible permanent items for tax purposes.    The tax rate for the three months ended June 30, 2016 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and non-taxable permanent differences.

The effective tax rate for the six months ended June 30, 2017 was 52.4% compared to 34.3% for the six months ended June 30, 2016.  The tax rate for the six months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35% primarily due to the U.S. income tax impacts of the incorporation of its former U.S. Belgium branch to a Belgium controlled foreign corporation effective March 31, 2017.  The incorporation of the Company’s U.S. Belgium branch was part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business.  The impact of the U.S. Belgium branch incorporation was a discrete event for the first quarter of 2017 and increased the effective tax rate for the six months ended June 30, 2017 by approximately 15.9%.  The effective tax rate for the six months ended June 30, 2016 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and non-taxable permanent differences.

11.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s United Kingdom (UK) subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability. As of both June 30, 2017 and December 31, 2016, the balance recorded was $0.3 million as a component of accrued pension and other liabilities.  The Company determined that additional site characterization work is needed to establish the next steps.  No estimates regarding the timing or potential cost of remediation activities can be made until the additional site characterization work is finished.  Planning for the additional characterization work has begun.  Implementation timing will depend on acceptance by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

Carbon Imports

General Anti-Dumping Background:  In March 2006, the Company and another U.S. producer of activated carbon requested that the U.S. Department of Commerce (Commerce Department) investigate unfair pricing of certain thermally activated carbon imported from the People’s Republic of China (China).  In 2007, the Commerce Department found that imports of the subject merchandise from China were being unfairly priced (or “dumped”).  Following a finding by the U.S. International Trade Commission (ITC) that the domestic industry was injured by unfairly traded imports of activated carbon from China, the Commerce Department issued an anti-dumping order imposing tariffs on Chinese imports to offset the amount of the unfair pricing.  The Commerce Department published the anti-dumping order in the Federal Register in April 2007, and all imports from China remain subject to it.  Importers of subject activated carbon from China are required to make cash deposits of estimated anti-dumping duties at the time the goods are entered into the U.S. customs territory.  Final assessment of duties and duty deposits are subject to revision based on annual retrospective reviews conducted by the Commerce Department.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in September 2016, the Company is currently required to post a duty of $0.616 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the three and six months ended June 30, 2017, and 2016, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

In February 2013, the ITC determined that the anti-dumping order on certain thermally activated carbon from China should remain in effect for an additional five years.  As a result, the Commerce Department has continued to conduct annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  These annual reviews will continue through at least February 2018.  In addition, the Commerce Department will continue to perform reviews from February 2018 to February 2019, dependent upon an affirmative outcome of the Second Sunset Review, which will be initiated in February 2018.  These annual reviews can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (Customs) will collect for the period reviewed, by either collecting additional duties, plus interest above those deposited with Customs by the U.S. importer at the time of entry or refunding a portion of the duties, plus interest deposited at the time of importation to reflect a decline in the margin of dumping.  Second, the revised rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

Periods of Review (POR) I, II, IV, V, and VI are final and not subject to further review or appeal.  A summary of the proceedings in the remaining PORs follows below.

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

In January, 2014, the Commerce Department filed its remand redetermination with the Court of International Trade (Court), continuing to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  In November, 2014, the Court affirmed the Commerce Department’s remand determination.  Various parties appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Court of Appeals), which later affirmed the Court’s decision with respect to several Chinese parties, finding that they should be assigned a zero margin.  The Court of Appeals remanded the action to the Court, and in April 2017 the Court issued a judgment affirming the Court of Appeals decision.  Because no party appealed the Court’s judgment by the June 2017 deadline, the litigation over POR III is now finally concluded.  The Company is awaiting payment of the duty deposits it made during POR III.

Period of Review VII: The Commerce Department announced the final results for its seventh administrative review (POR VII) in October 2015, covering imports that entered the U.S. between April 1, 2013 and March 31, 2014.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents, including Calgon Carbon Tianjin.  In October 2015, appeals were commenced challenging the final results.  In April 2017, the Court remanded the matter to the Commerce Department to reconsider certain aspects of the final results.  A remand determination from the Commerce Department and a decision from the Court are possible in late 2017, or early 2018.  Any revision to the final results is not expected to have a material impact on the Company’s financial results.

Period of Review VIII:  In September 2016, the Commerce Department announced the final margins for its eighth administrative review (POR VIII), which covers imports that entered the U.S. between April 1, 2014 and March 31,

2015.  The final anti-dumping margins for the mandatory respondents ranged from $0.009 per pound to $0.797 per pound, while the separate rate respondents, including Calgon Carbon Tianjin, were assigned $0.616 per pound.  In October 2016, appeals were commenced challenging the final results.  In June 2017, the Court remanded the matter to the Commerce Department to allow it to reconsider certain issues identified by the Court in the litigation over POR VII.  A remand determination is expected from the Commerce Department in the fall of 2017, and a decision from the Court is possible in early 2018.  Any revision to the final results is not expected to have a material impact on the Company’s financial results.

Period of Review IX:  In May 2017, the Commerce Department published its preliminary results for its ninth administrative review (POR IX) of the anti-dumping duty order covering the period April 1, 2015 through March 31, 2016.  The preliminary anti-dumping duties range from $0.28 per pound to $0.46 per pound for the Chinese entities subject to review.  The Commerce Department’s final results are due to be issued in September 2017, but that deadline could be extended until November 2017.

Period of Review X:  In April 2017, the Commerce Department published a notice allowing parties to request a tenth administrative review (POR X) of the anti-dumping duty order covering the period April 1, 2016 through March 31, 2017.  The Commerce Department has selected the two largest Chinese exporters of activated carbon to the U.S. during the relevant period for mandatory examination.  The Commerce Department is likely to issue the final results of the review in the fourth quarter of 2018.

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

The Company was required to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and installed two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The landfill is considered a non-hazardous facility and regulated by the KYDEP.  The testing of the stockpile material was completed and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and received a letter from the EPA in March 2017 indicating the EPA’s agreement with the Company’s conclusions.  The stockpiled material was removed in 2015 and the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company has applied to the EPA for closure of this consent decree.  As of June 30, 2017 and December 31, 2016, there is no liability recorded related to this issue.

Calgon Carbon Japan (CCJ)

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

Chemviron Carbon Limited (CCL)

The Company’s UK subsidiary, CCL, received notice from the UK Health and Safety Executive in July 2017 that proceedings would be brought against CCL for alleged violations of the UK Health and Safety at Work Act 1974 subsequent to an investigation of a workplace eye injury at CCL’s Tipton, UK plant that occurred in February 2016.  The case is scheduled to be heard in September 2017.  Although CCL is actively defending the case and has not yet formed an opinion as to liability, UK Sentencing Council Guidelines prescribe a fine ranging from 0.2 million British pound sterling (GBP) to 2.5 million GBP, subject to mitigating or aggregating factors.  As such, as of June 30, 2017, the Company has recorded a 0.2 million GBP or $0.3 million liability as a component of accounts payable and accrued liabilities.

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

12.  Supplemental Cash Flow Information

The Company has reflected $1.7 million and $(0.5)  million of its capital expenditures as a non-cash increase (decrease) in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the six months ended June 30, 2017 and 2016, respectively.

13.  Segment Information

In conjunction with the acquisition of the New Business, management undertook a planning process which included reviewing how the Company compiles and reports financial information for review by the Company’s chief operating decision maker (CODM) to assess performance and allocate resources.  Beginning January 1, 2017, the Company realigned its internal management reporting structure to incorporate the New Business into the existing business, and reorganized its current reportable segments.  The realigned internal management reporting structure resulted in three new reportable segments for review by the CODM.  Beginning January 1, 2017, the Company’s CODM, its chief executive officer, receives and reviews financial information in this format.  The Company is reporting its results using the new reportable segment structure and has restated prior periods to conform to the change in reportable segments.  Those segments are Activated Carbon, Advanced Water Purification, and Alternative Materials.

The manufacturing and marketing of granular and powdered wood-based activated carbon and coal-based activated carbon reactivation portions of the New Business were combined with the existing Activated Carbon and Service segment and renamed the Activated Carbon segment.  In addition, sales of carbon adsorption equipment and associated costs previously reported in the Equipment segment were combined into the new Activated Carbon segment, as this activity is now aligned with the associated leasing of this same equipment.  Diatomaceous earth and perlite filtration media sales and associated costs of the New Business are being reported in the newly created Alternative Materials segment, which also includes the carbon cloth sales and associated costs that were previously reported in the Consumer segment.  The previously reported Equipment segment has been renamed the Advanced Water Purification segment, and now excludes any carbon related equipment sales.  In addition, some product sales and services related to the ultraviolet light and advanced ion exchange separation technologies that were previously included in the Activated Carbon and Service segment are all now reported in the Advanced Water Purification segment.

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

The following segment information represents the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales
Activated Carbon	$135,677	$123,515	$261,908	$233,498
Alternative Materials	12,930	2,644	25,778	5,129
Advanced Water Purification	4,391	6,438	8,015	14,169
Consolidated net sales	$152,998	$132,597	$295,701	$252,796

Income (loss) from operations
Activated Carbon	$11,509	$12,526	$20,030	$21,220
Alternative Materials	567	395	(237)	822
Advanced Water Purification	(1,055)	(750)	(2,874)	(1,408)
	11,021	12,171	16,919	20,634
Reconciling items:
Interest income	26	29	32	35
Interest expense	(2,021)	(228)	(3,535)	(561)
Other income (expense) — net	5	(20)	505	203
Income before income tax provision	$9,031	$11,952	$13,921	$20,311

Depreciation and amortization
Activated Carbon	$10,388	$8,941	$20,568	$17,236
Alternative Materials	1,356	163	2,625	303
Advanced Water Purification	256	357	595	697
	$12,000	$9,461	$23,788	$18,236

As a result of the change in the segments, a portion of goodwill previously included in the Activated Carbon segment related to the ion exchange business was reassigned to the Advanced Water Purification segment.  As of June 30, 2017, goodwill balances were $42.1 million in the Activated Carbon segment, $18.4 million in the Alternative Materials segment, and $12.0 million in the Advanced Water Purification segment.  During the six months ended June 30, 2017, goodwill increased by $1.5 million and $1.1 million in the Activated Carbon and Alternative Materials segments, respectively, as a result of post-closing adjustments made during the measurement period relating to the New Business acquisition.  Additional fluctuations in the goodwill balance since December 31, 2016 reflect the effect of foreign currency translation.

Segment assets, which are reviewed by management, consist of the total of the net property, plant and equipment, intangibles, and goodwill balances on the Company’s condensed consolidated balance sheets as follows:

	June 30, 2017	December 31, 2016
Activated Carbon	$407,890	$387,117
Alternative Materials	73,558	67,394
Advanced Water Purification	19,052	18,790
Segment assets	500,500	473,301
Unallocated assets	320,116	301,917
Total assets	$820,616	$775,218

14.  Government Grants

In 2014, the Company received an incentive of 3.86 million Renminbi (RMB) or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone, where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  In 2016, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the JiangSu Provincial Bureau based on the same Company commitment.  For the three and six month periods ended June 30, 2017 and 2016, the Company did not recognize income for these incentives as all required documentation had not yet been completed.  As of both June 30, 2017 and December 31, 2016, the Company has a $0.8 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the unearned portion of the incentives.

In September 2016, the Company entered into an agreement with a U.S. government agency to manufacture activated carbon products used in military personal protection equipment and collective protection equipment at another of the Company’s manufacturing plants to assure uninterrupted supply of the critical military materials.  As part of this agreement, the Company will be reimbursed for approved capital improvements made in conjunction with the federal award up to $15.4 million.  As of June 30, 2017, there had been minimal activity associated with the award, and the Company has not yet received any funds.

15.  Acquisition of the New Business

In April 2016, the Company entered into an agreement where it made an irrevocable offer to purchase the New Business, which primarily serves food and beverage, industrial and pharmaceutical customers in Europe and Asia, and has approximately 300 employees.  The Company completed this acquisition for $157.4 million on November 2, 2016 (acquisition date) and financed the transaction through borrowings under the Revolver.  During the second quarter of 2017, the Company paid an additional $1.2 million as a result of the working capital adjustment associated with the purchase price of the New Business.  The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2017 include the New Business’ results of operations, consisting of net sales of $24.4 million and $48.6 million and income from operations of $1.7 million and $2.4 million, respectively.

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

The Company has completed the preliminary detailed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date.  The amounts shown below for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.  The final determination of the fair values will be completed within the measurement period of up to one year from the acquisition date as permitted, and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.  Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.  The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed can materially impact the results of operations.  Post closing adjustments made within the measurement period thus far were not material and are reflected in the following table.

The following table summarizes the allocation of the purchase price as of the November 2, 2016 acquisition date:

Assets
Cash and cash equivalents	$3,826
Receivables	10,077
Inventories	20,439
Other current assets	1,215
Property, plant, and equipment	67,697
Intangibles	37,248
Goodwill	45,410
Other assets	188
Total assets	$186,100

Liabilities
Accounts payable and accrued liabilities	$6,151
Payroll and benefits payable	3,315
Accrued income taxes	581
Deferred income taxes - long term	6,188
Accrued pension and other liabilities	11,207
Total liabilities	$27,442

Net assets	$158,658

Cash paid for acquisition	158,658
Cash acquired	(3,826)
Net cash paid for acquisition	$154,832

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

The Company determined the fair value of the majority of the current assets and current liabilities approximated their carrying value given the highly liquid and short-term nature of these assets and liabilities.  The fair value of finished goods inventory was determined based on the estimated selling price of the inventory less the costs of disposal and a reasonable profit allowance for the selling effort.  The estimated step-up in fair value of inventory of $2.1 million increased cost of products sold by $0.6 million during the six months ended June 30, 2017.  The preliminary fair value of property, plant and equipment was determined by using certain estimates and assumptions that are not observable in the market and thus represent a Level 3 fair value measurement.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents growth opportunities and expected cost synergies of the combined company.  The combined company is expected to be an industry leader in the activated carbon and filtration media markets, with enhanced diversification, a strong presence in Europe, and an expanded reach into emerging markets.  Goodwill recognized as a result of the acquisition is not deductible for tax purposes.  With the incorporation of the New Business into the existing business and the resulting change in reportable segments, $27.7 million of goodwill has been reported in the Activated Carbon segment and $17.7 million in the Alternative Materials segment.

Contingent liabilities assumed include $1.9 million related to asset retirement obligations (AROs) for legal obligations associated with the normal operation of the acquired silica mining facilities up to the end of the quarries’ exploration.  The Company evaluated the ARO to determine the cost associated with mine reclamation and landfill closures and applied an appropriate discount rate to determine the fair value.  The assumptions used in these fair value measurements are not observable in active markets and thus represent Level 3 fair value measurements.

During the three months ended June 30, 2017 and 2016, the Company incurred approximately $0.7 million and $1.3 million of acquisition-related integration and transaction costs, respectively.  During the six months ended June 30, 2017 and 2016, the Company incurred approximately $2.8 million and $2.9 million of acquisition-related integration and transaction costs, respectively.  These costs include advisory, legal, accounting transition services and information technology integration efforts, and are included in the selling, general and administrative expenses line item in the condensed consolidated statements of comprehensive income.

Pro Forma Information (Unaudited)

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2017 include the New Business’ results of operations.  The following unaudited pro forma results of operations assume the New Business had been acquired on January 1, 2016.  These unaudited pro forma results reflect adjustments that are directly attributable to the business combination, and are factually supportable.  The unaudited pro forma results do not include any synergies or other effects of the planned integration that would have occurred had the New Business been acquired on January 1, 2016.  The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of the combined operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$152,998	$158,640	$295,701	$304,882
Net income	5,864	11,811	8,326	15,340
Net income per common share
Basic	$0.12	$0.24	$0.17	$0.31
Diluted	$0.12	$0.23	$0.16	$0.30

These unaudited pro forma amounts have been calculated after adjusting for the incremental depreciation and amortization expenses of $1.0 million and $1.9 million associated with the step-up fair value adjustments to property, plant and equipment and intangible assets for the three and six months ended June 30, 2016, respectively.

The Company financed the acquisition of the New Business by borrowing $160 million under the Revolver.  The unaudited pro forma amounts have been calculated after adjusting for the incremental interest expense of $1.0 million and $2.0 million for the three and six months ended June 30, 2016, respectively.

The unaudited pro forma results for the six months ended June 30, 2017 were adjusted to eliminate the $0.6 million incremental cost of products sold recognized as a result of the step-up of inventory.  The unaudited pro forma results for the six months ended June 30, 2016 were adjusted to include $2.1 million of incremental cost of products sold to reflect the total step up of inventory.

The unaudited pro forma net income for the six months ended June 30, 2017 excludes non-recurring acquisition-related transaction expenses of $2.1 million that were incurred by the Company in 2017, while the results for the six months ended June 30, 2016 were adjusted to include these expenses.  The unaudited pro forma results for the three and six months ended June 30, 2016 were also adjusted to exclude the $1.3 million and $2.9 million of transaction costs that were incurred by the Company in 2016.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

On November 2, 2016, Calgon Carbon Corporation (the Company) completed the acquisition of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (New Business).  Due to the complementary nature of the New Business’ products and market applications to those of the Company, and its significant exposure to less regulated, more traditional end markets, the addition of the New Business to the Company creates a more balanced global platform from which the Company can continue to grow by leveraging its now expanded capabilities in the global activated carbon and adjacent filtration media market areas.

Beginning January 1, 2017, the Company realigned its internal management reporting structure to incorporate the New Business into the existing business, and reorganized its current reportable segments.  The Company is reporting its results using the new reportable segment structure and has restated prior periods to conform to the change in reportable segments.  Refer to Notes 13 and 15 of the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the reportable segments and the acquisition.

Results of Operations

Consolidated net sales increased $20.4 million or 15.4%, and $42.9 million or 17.0% for the quarter and year to date periods ended June 30, 2017, versus the similar 2016 periods.  Included in the changes for the quarter and year to date periods, respectively, were incremental net sales of $24.4 million and $48.6 million from the New Business, which were partially offset by the negative impact of foreign currency translation which totaled $2.0 million and $3.9 million resulting from a stronger United States (U.S.) dollar.

Net sales for the quarter and year to date periods ended June 30, 2017 for the Activated Carbon segment increased $12.2 million or 9.8%, and $28.4 million or 12.2% versus the similar 2016 periods.    The New Business contributed $13.4 million and $26.6 million of net sales in the quarter and year to date periods ended June 30, 2017, primarily in the Food and Beverage and Industrial markets.  Foreign currency translation had a negative impact of $1.7 million and $3.4 million for the quarter and year to date periods ended June 30, 2017, as shown in the table below.

	Increase (Decrease) in Net Sales			Increase (Decrease) in Net Sales
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
			Net of			Net of
		Foreign	Foreign		Foreign	Foreign
	As	Currency	Currency	As	Currency	Currency
(Dollars in millions)	Reported	Impact	Impact	Reported	Impact	Impact
Environmental Air market	$1.3	$0.2	$1.5	$4.6	$0.4	$5.0
Environmental Water market	(2.5)	0.2	(2.3)	(3.5)	0.3	(3.2)
Food and Beverage market	5.1	0.2	5.3	9.2	0.4	9.6
Industrial market	7.1	0.3	7.4	12.0	0.6	12.6
Potable Water market	(0.1)	0.6	0.5	2.2	1.3	3.5
Specialty Carbon market	1.3	0.2	1.5	4.7	0.4	5.1
Other	—	—	—	(0.8)	—	(0.8)
Total Activated Carbon	$12.2	$1.7	$13.9	$28.4	$3.4	$31.8

Excluding the New Business and foreign currency translation, net sales for the three months ended June 30, 2017 were consistent with the prior year period.  Overall higher demand in the Americas was largely offset by lower sales in Europe, coupled with declines in both the Asia Environmental Air and the Americas Environmental Water markets,  as discussed below.

Excluding the New Business and foreign currency translation, net sales increased for the year to date period ended June 30, 2017 as compared to 2016.  The increased sales in the Americas were attributed to higher demand for Environmental Air products for mercury removal as well as metal recovery and respirator products in the Specialty Carbon market.  Also, the Potable Water market experienced higher demand for the treatment of perfluorinated compounds (PFCs) in the

Americas.  These increases were partially offset by lower activated carbon pellet sales for treating sulfur and nitrogen oxide emissions in the Asia Environmental Air market as an order in 2016 did not repeat in 2017, as well as lower overall sales in Europe.  In addition, Americas Environmental Water market sales declined as a result of the completion of a significant remediation project in 2016.

Net sales for the Alternative Materials segment increased $10.3 million and $20.7 million for the quarter and year to date periods ended June 30, 2017 as compared to the same periods in 2016 as a result of $11.0 million and $22.0 million of New Business sales of diatomaceous earth and perlite filtration media products.  These sales were partially offset by lower demand for defense and medical application products as well as the negative impact of foreign currency due to the weaker British pound sterling, which totaled $0.3 million and $0.5 million for the quarter and year to date periods ended June 30, 2017.

Net sales for the Advanced Water Purification segment declined $2.1 million and $6.2 million for the quarter and year to date periods ended June 30, 2017  as compared to the same periods in 2016.  Foreign currency translation effects in the Advanced Water Purification segment were not significant.

(Dollars in millions)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Ballast water treatment	$0.2	$(1.6)
Traditional ultraviolet light	(1.0)	(1.7)
Ion exchange	(1.3)	(2.9)
Total Advanced Water Purification	$(2.1)	$(6.2)

Ion exchange and traditional ultraviolet light sales were lower in both periods due to several large projects that were completed in 2016 that did not repeat in 2017.  For the year to date period ended June 30, 2017, sales for ballast water treatment were lower due to a lack of market demand driven by ship owners requesting extensions to compliance dates.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 30.5% for the quarter ended June 30, 2017 compared to 33.9% for the similar 2016 period, a 3.4 percentage point or $5.2 million decrease.  Approximately $4.6 million of this decline occurred within the legacy business, primarily in the Activated Carbon segment, due to a less favorable product mix and scheduled major maintenance at the Mississippi coal-based virgin activated carbon manufacturing facility.  Also contributing to the decline was the inclusion in 2017 of the historically lower margins of the New Business which caused a $0.6 million decline.  The impact of the New Business was split evenly between the Activated Carbon and Alternative Materials segments.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 30.6% for the year to date period ended June 30, 2017 compared to 34.3% for the similar 2016 period, a 3.7 percentage point or $10.9 million decrease.  Approximately $6.8 million of this decline occurred within the legacy business, primarily in the Activated Carbon segment, due to a less favorable product mix and scheduled major maintenance at the Mississippi coal-based virgin activated carbon manufacturing facility.  In addition, a $0.9 million business interruption insurance settlement benefited the Activated Carbon segment in 2016.  Also contributing to the decline was the inclusion in 2017 of the historically lower margins of the New Business which caused a $2.4 million decline, along with $0.6 million of additional costs related to the inventory fair value step up.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $2.5 million and $5.6 million for the quarter and year to date periods ended June 30, 2017 versus the similar 2016 periods, primarily as a result of $2.5 million and $4.9 million of expense related to the New Business.  Of the total increase, $1.4 million and $3.3 million was included in the Activated Carbon segment, and $1.1 million and $2.3 million was reported in the Alternative Materials segment for the quarter and year to date periods ended June 30, 2017, respectively.

Selling, general and administrative expenses increased $0.5 million or 2.1%, and $2.3 million or 5.1% for the quarter and year to date periods ended June 30, 2017 versus the comparable 2016 periods.  The increases were primarily due to $2.8 million and $5.3 million of expenses incurred by the New Business for the quarter and year to date periods ended June 30, 2017, respectively.  The impact of the New Business was split relatively evenly between the Activated Carbon and Alternative Materials segments.  Partially offsetting the additional expenses from the New Business were lower employee related costs as a result of the Company’s cost savings initiatives, including lower benefit costs primarily in the Activated Carbon segment.  In addition, a $0.7 million pension settlement charge was recorded in the quarter and year to date periods ended June 30, 2016.  Acquisition and integration related costs declined by $0.6 million as compared to the prior year quarter and were comparable for the year to date periods.

Research and development expenses were comparable for the quarter and year to date periods ended June 30, 2017 versus the comparable 2016 periods.

Interest income was comparable for the quarter and year to date periods ended June 30, 2017 versus the comparable 2016 periods.

Interest expense increased $1.8 million and $3.0 million for the quarter and year to date periods ended June 30, 2017 versus the comparable 2016 periods due to an increase in the average outstanding debt balance primarily resulting from the Company’s purchase of the New Business, coupled with higher interest rates in 2017.

Other income (expense) - net was comparable for the quarter and year to date periods ended June 30, 2017 versus the comparable 2016 periods.

The income tax provision decreased $0.9 million for the quarter ended June 30, 2017 compared to the similar period in 2016.  The decrease in tax expense is related to the decline in pre-tax earnings for the similar period.  The effective tax rate for the three months ended June 30, 2017 was 35.2% compared to 34.0% for the similar period in 2016.  The increase in the effective tax rate was primarily due to non-deductible permanent items.

The income tax provision for the year to date period ended June 30, 2017 increased $0.3 million as compared to the similar 2016 period.  The increase is related to the reorganization effort described below and is partially offset by the decline in year to date pre-tax earnings.  The effective tax rate for the year to date period ended June 30, 2017 was 52.4% compared to 34.3% for the similar period in 2016.  The increase in the effective tax rate primarily relates to the incorporation of the Company’s U.S. Belgium branch.  The incorporation was a part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business.  The impact of the U.S. Belgium branch incorporation was a discrete event for the first quarter of 2017 and increased the effective tax rate for the year to date period ended June 30, 2017 by approximately 15.9%.  In addition, changes to deferred taxes and an increase in permanent items increased the effective tax rate by approximately 2.0% relative to the same period in 2016.

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

Cash flows provided by operating activities were $9.6 million for the six months ended June 30, 2017 compared to $30.9 million for the comparable period ended June 30, 2016.  The $21.3 million decline in net cash flows as compared to the prior year period resulted from a net unfavorable working capital change driven by tax payments, revenue in excess of billings and accounts receivable, along with the lower operating results in the first six months of 2017 as compared to 2016.

Cash flows used in investing activities included capital expenditures totaling $29.9 million for the six months ended June 30, 2017 compared to expenditures of $16.9 million for the same period in 2016.  The expenditures for both periods were primarily for improvements to manufacturing facilities, including the upgrade of the Company’s Pennsylvania reactivation plant and debottlenecking of its plant in France in 2017.  Capital expenditures for 2017 are currently projected to be approximately $65 million to $70 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand and borrowings under existing credit facilities.

During the second quarter of 2017, the Company finalized the purchase price of the New Business, resulting in an additional payment of $1.2 million.  Proceeds from the sale of assets were not significant for the six months ended June 30, 2017 and $1.2 million for the six months ended June 30, 2016.

Cash flows provided by financing activities increased for the period ended June 30, 2017 as compared to the similar 2016 period as a result of higher borrowings and the suspension of the share repurchase program in April of 2016.  The increase was partially offset by realized losses from the settlement of foreign exchange contracts pertaining to an intercompany loan.

In October, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility (Revolver) that expires on October 4, 2021, and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.  The Revolver is available for working capital requirements and general corporate purposes.  Total availability under the Credit Agreement was $150.9 million as of June 30, 2017.

Beginning January 1, 2017, the Company began making quarterly repayments under the Term Loan equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0% until the remaining balance is due on the October 4, 2023 maturity date.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Credit Agreement contains a $14 million annual dividend dollar restriction.  The Company has to comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of June 30, 2017.

Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  In April 2016, the Company suspended the activities of the share repurchase program.  During the six months ended June 30, 2016, the Company repurchased 518,576 shares, at an average price of $15.81 per share.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

Quarterly dividends on common stock of $0.05 per share were declared and paid in the first and second quarters of 2017 and 2016.  In addition, in August 2017, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

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

Cash and cash equivalents include $20.6 million and $27.4 million held by the Company’s foreign subsidiaries as of June 30, 2017 and December 31, 2016, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the U.S. without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or pension plan funding.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of June 30, 2017, there have been no material changes in the payment terms of these obligations since December 31, 2016.

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

As a result of the Company’s demonstrated ability to effectively meet market requirements through its provisioning of high performing virgin activated carbon and reactivated carbon, as well as its highly-regarded and value-added field and technical support services and carbon adsorption equipment offerings – either individually or in combination, the Company expects demand for its activated carbon products and services to increase over the longer term.  Backlog for carbon adsorption equipment was $14.9 million as of June 30, 2017 as compared to $7.2 million as of December 31, 2016.

Globally, the Company derives approximately one-third of its total sales from industrial sector customers through providing activated carbon, services and equipment for their industrial process, environmental water and environmental air end market application needs.  During 2016, the Company experienced a decline in sales of its products due to soft global industrial sector market conditions.  As the 2017 second quarter came to a close, the Company believes that market conditions impacting industrial sector customers are stabilizing, and that it is continuing to see early indications that the industrial sector economic environment may be slowly improving.  While this provides the Company with optimism about the potential for an industrial sector recovery, the Company currently expects 2017 sales in this sector from its legacy business to be approximately level to slightly higher than 2016.

Increased public awareness of the presence and human health impacts of man-made chemicals and naturally occurring contaminants in drinking water – including significant current market activity for the removal of contaminants known as PFCs and 1,2,3-Trichloropropane (1,2,3-TCP) – is expected to contribute to growth of the Company’s municipal drinking water business in 2017.  Supporting this expectation is that since the fourth quarter of 2015, the Company has been awarded 26 PFC projects valued at approximately $12 million and five 1,2,3-TCP projects valued at approximately $15 million. This includes the Company’s announcement in March 2017 of a $13.2 million contract for the provision of over 2 million pounds of granular activated carbon and 104 granular activated carbon adsorption equipment vessels for the removal of 1,2,3-TCP from 38 contaminated drinking water wells in California that is expected to be completed by June 2018.  The increased sales expected from PFC and 1,2,3-TCP activities include expected higher demand for activated carbon adsorption equipment.

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

In Europe, the Company expects 2017 sales from its legacy business to be approximately flat to slightly lower than in 2016, excluding potential negative impacts of currency translation, consistent with recently experienced and expected municipal water customer demand patterns.  In addition, 2017 will include full year results of virgin wood-based activated carbon capabilities located in France and activated carbon reactivation capabilities located in Italy that were components of the Company’s 2016 acquisition of the New Business.  Its current activities are not dependent upon environmental regulations, and are primarily leveraged to food and beverage, industrial (including fine chemicals and pharmaceutical production) and potable water end market applications.  The Company estimates these markets will grow in line with the general health of the overall economy.  These newly acquired capabilities are expected to contribute sales of approximately $50 million in 2017.

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

Alternative Materials

The Company’s Alternative Materials segment supplies carbon cloth, diatomaceous earth and perlite filtration media products.  The Company anticipates future growth in medical applications for wound care as its carbon cloth aids in the healing process while providing odor control. The Company’s diatomaceous earth and perlite filtration media capabilities located in France and Italy were components of the Company’s acquisition of the New Business and are expected to contribute sales of approximately $50 million in 2017.  This performance represents an expectation for a continuation of solid and steady demand for the Company’s filtration media products, particularly in the European food and beverage and industrial processes end markets.

Advanced Water Purification

The Company’s Advanced Water Purification business is somewhat cyclical in nature and depends on both regulations and the general health of the overall economy.  In 2017, the Company expects a moderate decline in sales from 2016 due to lower ion exchange equipment product sales, with sales of ballast water and traditional ultraviolet equipment systems expected to be approximately level with 2016.  Equipment backlog for the Advanced Water Purification segment was $5.5 million as of June 30, 2017 as compared to $3.7 million as of December 31, 2016.

Ballast water treatment systems (BWTS) are used to filter and disinfect the water carried in the ballast tanks of ships to prevent the transfer of organisms from one aquatic ecosystem to another, where such organisms could be potentially harmful.  Driving the future demand for BWTS are the U.S. Coast Guard (USCG) Final Rule applicable to treating ballast water discharges in the U.S., and the International Maritime Organization’s (IMO) International Convention for

the Control and Management of Ships’ Ballast Water and Sediments (IMO Convention) applicable to treating ballast water discharges internationally.  Each regulation requires the management of a ship’s ballast water, generally through the use of a Type Approved BWTS.  The Company’s Hyde GUARDIAN® ultraviolet light-based BWTS are one of more than 60 BWTS to have achieved Type Approval under the IMO Convention, and it commenced testing in April 2017 to ready itself to apply for Type Approval under the USCG Final Rule.  The Company currently expects to complete testing and apply for USGC Type Approval in the second quarter of 2018.

Until the July 2017 meeting of the Marine Environment Protection Committee (MEPC) of the IMO, the Company expected to see higher BWTS sales beginning in late 2017 due to the IMO Convention entering into force for all ships on September 8, 2017.  At this MEPC meeting, the compliance implementation schedule was amended to delay compliance with standards of the IMO Convention requiring currently in-service vessels to treat their ballast water until September 8, 2019.  The Company expects this amendment to the Convention implementation schedule to dampen the pace of near-term market development and demand growth for ballast water treatment systems.  The timing and pace of change in the Company’s BWTS sales beyond 2017 and prior to September 2019 will be dependent upon a number of variables including the Company’s level of success in completing its USCG testing.  The pace of change in the Company’s BWTS sales beyond September 2019 will be dependent upon the amended IMO Convention compliance schedule for currently in-service vessels to begin treating their ballast water remaining in place.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2017.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.

As previously disclosed in the Company’s Fiscal 2016 Form 10-K, management concluded that our internal control over financial reporting was not effective based upon a material weakness identified as of December 31, 2016 related to a subset of transactions related to the U.S. potable water market.  In these instances, certain transactions were inappropriately bifurcated and revenue was recognized prior to the completion of the revenue recognition criteria.  Based on this evaluation, the CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2016 Form 10-K was still present as of June 30, 2017. Based on this, the CEO and CFO concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting related to a subset of transactions related to the U.S. potable water market.  Notwithstanding the identified material weakness, management has determined that the financial statements and other information included in this Quarterly Report on Form 10-Q and other periodic filings present fairly, in all material respects, our financial position,  results of operations, and cash flows for the periods presented in conformity with accounting principles generally in the United States.

Remediation Efforts

We have worked, and continue to work, to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are designed and operating effectively.  Since identifying the material weakness in our internal control over financial reporting, we are developing remediation plans to fully address the control failures.

•

The Company continues to review its revenue recognition policy as it relates to each business unit.  As such, the Company has established financial business analyst positions in the U.S. to identify revenue elements and provide guidance regarding appropriate revenue recognition.

•	The Company initiated training regarding revenue recognition to appropriate areas of the business.
•

The Company established a Compliance function that has worked with its business units and corporate accounting to assess business processes.  As a result, the Company is in the process of implementing additional internal controls, including those internal controls over the assessment of revenue recognition criteria as it relates to the contracts impacted by the material weakness.

On a quarterly basis, the status of the remediation implementation is provided to the Company’s Audit Committee.  The Company will continue to monitor the effectiveness of these remediation actions once the plans are fully implemented.  We believe that the actions described above will strengthen our internal controls over financial reporting related to the revenue recognition process for this subset of transactions, and will, once completed, remediate the material weakness that we identified in our internal controls over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

Remediation efforts were ongoing during the six months ended June 30, 2017, and other than those remediation efforts, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Item 1A.   Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
April 1 — April 30, 2017	—	$—	—	$64,131,013
May 1 — May 31, 2017	5,511	$13.69	—	$64,131,013
June 1 — June 30, 2017	51	$14.42	—	$64,131,013

(1)

Includes 5,562 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

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

CALGON CARBON CORPORATION
(REGISTRANT)

Date: August 4, 2017	/s/ Robert M. Fortwangler
Robert M. Fortwangler
Senior Vice President,
Chief Financial Officer