Form 10-Q
period 2017-09-30
CALGON CARBON Corp
filed 2017-11-06
CIK 812701

O

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2017
Common Stock, $.01 par value per share	50,810,968 shares

CALGON CARBON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding the proposed merger (Pending Merger) between Calgon Carbon Corporation (the Company) and a subsidiary of Kuraray Co., Ltd. (Kuraray), future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Factors that could affect future outcomes, including the future performance of the Company, include, without limitation: the failure to obtain governmental approvals of the Pending Merger on the proposed terms and schedule, and any conditions imposed on the Company, Kuraray or the combined company in connection with consummation of the Pending Merger; the failure to obtain approval of the Pending Merger by the stockholders of the Company and the failure to satisfy various other conditions to the closing of the Pending Merger contemplated by the merger agreement; disruption from the potential Pending Merger making it more difficult to maintain relationships with customers, employees or suppliers; the Company’s ability to successfully integrate the November 2, 2016 acquisition of the assets and business of the wood-based activated carbon, reactivation, and mineral-based filtration media of CECA (New Business) and achieve the expected results of the acquisition, including any expected synergies and the expected future accretion to earnings; changes in, or delays in the implementation of, regulations that cause a market for the Company’s products; the Company’s ability to successfully type approve or qualify its products to meet customer and end market requirements; changes in competitor prices for products similar to the Company’s; higher energy and raw material costs; costs of imports and related tariffs; unfavorable weather conditions and changes in market prices of natural gas relative to prices of coal; changes in foreign currency exchange rates and interest rates; changes in corporate income and cross-border tax policies of the United States and other countries; labor relations; the availability of capital and environmental requirements as they relate to the Company’s operations and to those of its customers; borrowing restrictions; the validity of and licensing restrictions on the use of patents, trademarks and other intellectual property; pension costs; and the results of litigation involving the Company, including any challenges to the Pending Merger.  In the context of the forward-looking information provided in this Quarterly Report on Form 10-Q, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in the Company’s most recent Annual Report on Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net sales	$162,561	$123,970	$458,262	$376,766

Cost of products sold (excluding depreciation and amortization)	114,018	85,430	319,119	251,552
Depreciation and amortization	11,462	9,082	35,250	27,318
Selling, general and administrative expenses	25,781	18,929	73,051	63,895
Research and development expenses	1,624	1,236	4,247	4,074

	152,885	114,677	431,667	346,839

Income from operations	9,676	9,293	26,595	29,927

Interest income	7	—	39	35
Interest expense	(2,099)	(538)	(5,634)	(1,099)
Other expense — net	(579)	(758)	(74)	(555)

Income before income tax provision	7,005	7,997	20,926	28,308

Income tax provision (Note 10)	1,894	1,612	9,187	8,569

Net income	5,111	6,385	11,739	19,739

Other comprehensive income (loss), net of tax (Note 8)
Foreign currency translation	10,954	(284)	22,845	(595)
Defined benefit pension plans	268	1,028	860	2,291
Derivatives	(166)	100	(1,434)	(689)

Total other comprehensive income	11,056	844	22,271	1,007

Total comprehensive income	$16,167	$7,229	$34,010	$20,746

Net income per common share
Basic	$0.10	$0.13	$0.23	$0.39
Diluted	$0.10	$0.13	$0.23	$0.39

Dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average shares outstanding, in thousands
Basic	50,489	50,246	50,457	50,260
Diluted	50,624	50,984	50,541	51,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$29,221	$37,984
Receivables (net of allowance of $1,501 and $1,416)	130,046	108,056
Revenue recognized in excess of billings on uncompleted contracts	14,200	6,998
Inventories	127,648	125,115
Other current assets	18,436	13,437
Total current assets	319,551	291,590

Property, plant and equipment, net	388,536	366,442
Intangibles, net	43,878	40,543
Goodwill	76,058	66,316
Deferred income taxes	11,630	7,957
Other assets	2,486	2,370
Total assets	$842,139	$775,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$82,730	$74,493
Billings in excess of revenue recognized on uncompleted contracts	5,386	4,063
Payroll and benefits payable	18,349	15,458
Accrued income taxes	2,841	1,641
Current portion of long-term debt	5,000	5,000
Total current liabilities	114,306	100,655

Long-term debt	240,873	220,000
Deferred income taxes	23,368	25,624
Accrued pension and other liabilities	52,731	47,796
Total liabilities	431,278	394,075

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 61,728,605 and 61,531,025 shares issued	617	615
Additional paid-in capital	189,492	185,791
Retained earnings	406,385	402,286
Treasury stock, at cost, 10,804,009 and 10,781,001 shares	(154,305)	(153,950)
Accumulated other comprehensive loss	(31,328)	(53,599)
Total stockholders’ equity	410,861	381,143

Total liabilities and stockholders’ equity	$842,139	$775,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALGON CARBON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$11,739	$19,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,250	27,318
Employee benefit plan provisions	2,327	2,874
Stock-based compensation	3,315	3,124
Deferred income tax benefit	(3,824)	(1,308)
Changes in assets and liabilities — net of effects from foreign exchange:
Receivables	(14,933)	11,743
Inventories	(157)	(2,954)
Revenue in excess of billings on uncompleted contracts and other current assets	(12,365)	3,354
Accounts payable and other accrued liabilities	9,149	(10,069)
Pension contributions	(2,104)	(1,646)
Other items — net	(192)	(9)
Net cash provided by operating activities	28,205	52,166

Cash flows from investing activities
Purchase of business - net of cash	(1,234)	—
Capital expenditures	(40,945)	(23,355)
Proceeds from sale of assets	322	1,234
Net cash used in investing activities	(41,857)	(22,121)

Cash flows from financing activities
Credit agreement borrowings — long-term	112,902	70,249
Credit agreement repayments — long-term	(92,048)	(76,108)
Repayment of Japanese term loan — long-term	—	(4,001)
Treasury stock purchased	(355)	(8,644)
Common stock dividends paid	(7,640)	(7,585)
Proceeds from the exercise of stock options	388	268
Other financing	(10,916)	—
Net cash provided by (used in) financing activities	2,331	(25,821)

Effect of exchange rate changes on cash and cash equivalents	2,558	(619)

Net (decrease) increase in cash and cash equivalents	(8,763)	3,605
Cash and cash equivalents, beginning of period	37,984	53,629
Cash and cash equivalents, end of period	$29,221	$57,234

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

On September 21, 2017, the Company entered into a definitive merger agreement under which a subsidiary of the Japanese chemical manufacturer Kuraray Co., Ltd. (Kuraray) agreed to acquire the Company, by way of a reverse triangular merger (Pending Merger).  Following the consummation of the Pending Merger, the Company would become a wholly owned subsidiary of Kuraray.  Refer to Note 16 for additional information regarding the Pending Merger.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented.  Operating results for the first nine months of 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.  ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.  In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year.  In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which amends the principal-versus agent implementation guidance and illustrations in FASB’s new revenue standard ASU 2014-09.  The new guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” which amends certain aspects of the guidance in ASU 2014-09.  For identifying performance obligations, the amendments include:  immaterial promised goods and services, shipping and handling activities, and identifying when promises represent performance obligations.  In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606):  Narrow-Scope Improvements and Practical Expedients.”  This clarifies the collectability assessment, sales tax presentation and the treatment of contract modifications and completed contracts at transition.  In May 2016, the FASB issued ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Update 2014-09” which rescinds certain SEC guidance upon adoption including those related to freight services in process and shipping and handling fees.  All of the new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company has completed its preliminary assessment of the impact of the new standard compared to the historical accounting policies on a representative sample of contracts.  For the majority of the Company’s revenue which consists of product sales, the Company does not anticipate a material change to result from the adoption of the new standard.  The Company recognizes revenue for some of its contracts on a percentage of completion basis, which represented approximately 6% of its consolidated net sales for the nine months ended September 30, 2017.  The Company expects that for some of these contracts, the new guidance will instead require revenue to be recognized at a point in time due to the nature of the product, which in some cases has an alternative use to the Company.  In 2017, these sales are reported in both the Activated Carbon and Advanced Water Purification reportable segments.  The Company is in the process of reviewing additional contracts and documenting its conclusions with regard to the new accounting standard.  The Company is continuing to assess the ultimate impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.  In addition, the Company is evaluating the changes that will be required in its internal controls as a result of the adoption of this new standard.  The Company is planning to adopt the provisions of the ASU and its subsequent amendments using the modified retrospective transition method for existing transactions that will likely result in a cumulative effect adjustment as of January 1, 2018.

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

2.    Inventories

	September 30, 2017	December 31, 2016
Raw materials	$32,802	$24,831
Finished goods	94,846	100,284
Total	$127,648	$125,115

Inventories are recorded net of reserves of $3.3 million and $2.6 million for obsolete and slow-moving items as of September 30, 2017 and December 31, 2016, respectively.

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

	Fair Value	September 30, 2017		December 31, 2016
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Derivative assets	2	$287	$287	$1,168	$1,168
Derivative liabilities	2	(1,362)	(1,362)	(1,452)	(1,452)
Acquisition earn-out liability	2	—	—	(125)	(125)
Long-term debt, including current portion	2	(245,873)	(245,873)	(225,000)	(225,000)

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

The fair value of outstanding derivative contracts in the condensed consolidated balance sheets was as follows:

Asset Derivatives	Balance Sheet Locations	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$203	$670
Natural gas contracts	Other current assets	45	255
Foreign exchange contracts	Other assets	1	179
Natural gas contracts	Other assets	13	43

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	25	21
Total asset derivatives		$287	$1,168

Liability Derivatives	Balance Sheet Locations	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$656	$30
Natural gas contracts	Accounts payable and accrued liabilities	68	—
Foreign exchange contracts	Accrued pension and other liabilities	64	1
Natural gas contracts	Accrued pension and other liabilities	26	—
Interest rate swap contract	Accrued pension and other liabilities	398	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	150	1,421
Total liability derivatives		$1,362	$1,452

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

(in thousands except for millions of British Thermal Units (mmbtu))	September 30, 2017	December 31, 2016
Natural gas contracts (mmbtu)	1,280,000	540,000
Foreign exchange contracts	$76,681	$199,420
Interest rate swap contract	$50,000	$—

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

	September 30, 2017		December 31, 2016
	Fair Value	Fair Value	Fair Value	Fair Value
	of Assets	of Liabilities	of Assets	of Liabilities
Gross derivative amounts recognized in the balance sheet	$287	$1,362	$1,168	$1,452
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(287)	(287)	(52)	(52)
Net amount	$—	$1,075	$1,116	$1,400

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign exchange contracts	$(283)	$(66)	$(1,337)	$(1,512)
Natural gas contracts	42	257	(327)	464
Interest rate swap contract	(113)	—	(602)	—
Total	$(354)	$191	$(2,266)	$(1,048)

	Amount of Gain or (Loss) Recognized from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign exchange contracts	$—	$(153)	$143	$281
Natural gas contracts	(6)	183	21	(407)
Interest rate swap contract	(112)	—	(204)	—
Total	$(118)	$30	$(40)	$(126)

(1)	Assuming market rates remain constant with the rates as of September 30, 2017, a loss of $0.5 million is expected to be recognized in earnings over the next 12 months.

During the three and nine months ended September 30, 2017 and 2016, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing.

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

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign exchange contracts	$294	$(240)	$(8,981)	$1,050
Total	$294	$(240)	$(8,981)	$1,050

For the nine months ended September 30, 2017, non-designated contracts pertaining to an intercompany loan related to the acquisition of the New Business resulted in net losses of $9.6 million, which were offset by foreign exchange transaction gains of $10.3 million, both of which were recorded in earnings, within other expense – net.  The realized portion of this loss from the settlement of these contracts was reflected in other financing on the condensed consolidated statements of cash flows.

5.    Borrowing Arrangements

	September 30, 2017	December 31, 2016
U.S. Credit Agreement borrowings	$243,655	$225,000
Japanese Credit Agreement borrowings	2,218	—
Total long-term debt	245,873	225,000
Less current portion of long-term debt	(5,000)	(5,000)
Net long-term debt	$240,873	$220,000

U.S. Credit Agreement

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility (Revolver) that expires on October 4, 2021 and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.

The Revolver contains a $75 million sublimit for the issuance of letters of credit, and a $15 million sublimit for swing loans.  The Company has the option to increase the Revolver by a maximum of $100 million with the consent of the Lenders.  Availability under the Credit Agreement was conditioned upon various customary conditions.  Upon entering into the Credit Agreement, the Company incurred issuance costs of $0.8 million, of which approximately $0.1 million was expensed.  The remainder of the issuance costs were deferred, and along with other previously deferred costs, are being amortized over the terms of the Revolver and Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and was equal to 0.25% as of September 30, 2017.

The Company borrowed the full $100 million under the Term Loan on October 4, 2016.  Required quarterly repayments under the Term Loan began January 1, 2017, and are equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0% until the remaining balance is due on the October 4, 2023 maturity date.  As a result, $5.0 million is shown as the current portion of long-term debt within the condensed consolidated balance sheets as of both September 30, 2017 and December 31, 2016.

The interest rate on amounts owed under the Credit Agreement will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate, plus, in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 3.23% to 3.49% as of September 30, 2017, and 1.77% to 1.93% as of September 30, 2016.

Total outstanding borrowings under the Revolver were $147.4 million and $125.0 million as of September 30, 2017 and December 31, 2016, respectively.  Total availability under the Revolver as of September 30, 2017 and December 31, 2016 was $150.2 million and $172.5 million, respectively, after considering borrowings and the outstanding letters of credit of $2.4 million and $2.5 million as of September 30, 2017 and December 31, 2016, respectively.  Total outstanding borrowings under the Term Loan were $96.3 million and $100.0 million as of September 30, 2017 and December 31, 2016, respectively.  There is no remaining availability under the Term Loan.  Borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

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

Japanese Credit Agreement

On March 24, 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which expires on March 24, 2019.  As of September 30, 2017, CCJ had 250 million Japanese Yen, or $2.2 million outstanding, while no amounts were outstanding as of December 31, 2016.  Borrowings and repayments are presented on a gross basis within the Company’s condensed consolidated statements of cash flows.

A quarterly nonrefundable commitment fee is payable by CCJ based on the unused availability under the Japanese Credit Agreement and was equal to 0.25% as of September 30, 2017.  Total availability under the Japanese Credit Agreement was 1.75 billion Japanese Yen or $15.6 million as of September 30, 2017, while the availability was 2.0 billion Japanese Yen, or $17.1 million as of December 31, 2016.  The Japanese Credit Agreement bears interest based on the Tokyo Interbank Offered Rate of interest, plus an applicable margin based on the Company’s leverage ratio as defined in the U.S. Credit Agreement, which averaged 2.06% per annum as of September 30, 2017.  The Company is jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  CCJ may make voluntary prepayments of principal and interest after providing prior written notice and before the full amount then outstanding is due and payable on the March 24, 2019 expiration date.

Other Credit Facilities

The Company also maintains smaller credit facilities denominated in the local currencies of the various countries in which it operates.  These facilities totaled approximately $7 million and $6 million as of September 30, 2017 and December 31, 2016, respectively.  There are no financial covenants related to these facilities and the Company had no outstanding borrowings under them as of either September 30, 2017 or December 31, 2016.  Bank guarantees totaling $5.2 million and $3.5 million were issued as of September 30, 2017 and December 31, 2016, respectively.  In addition, the Company had surety bonds outstanding of $1.1 million as of both September 30, 2017 and December 31, 2016.

6.    Pensions

The following table provides the components of net periodic pension cost of the plans:

	U.S. Plans				European Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net periodic pension cost
Service cost	$239	$239	$719	$717	$135	$93	$383	$279
Interest cost	1,103	1,146	3,309	3,443	246	280	714	877
Expected return on assets	(1,443)	(1,512)	(4,390)	(4,529)	(334)	(348)	(973)	(1,100)
Amortization of prior service credit	—	—	—	—	(3)	—	(7)	—
Net actuarial loss amortization	746	753	2,240	2,257	115	57	332	174
Settlement	—	76	—	756	—	—	—	—
Net periodic pension cost	$645	$702	$1,878	$2,644	$159	$82	$449	$230

As of September 30, 2017, the Company has contributed $0.8 million to the U.S. pension plans and does not expect to make further cash contributions in 2017.  The expected contributions to the European plans remains consistent with the amount disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Multi-Employer Plan

The Company also participates in a multi-employer plan in Europe which almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  The multi-employer plan reduced benefits to entitled parties, and the local Labor Court concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced.  As a result, the Company has a liability for the past shortfall to its former employees, including a cost of living adjustment on the amounts paid by the multi-employer plan.  As of September 30, 2017 and December 31, 2016, the Company had a  $1.3 million and a $0.9 million liability recorded as a component of payroll and benefits payable within its condensed consolidated balance sheets for the past shortfall adjustments to its former employees, respectively.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

7.    Stockholders’ Equity

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  In April 2016, the Company suspended the activities of the share repurchase program.  During the nine months ended September  30, 2016, the Company repurchased 518,576 shares, at an average price of $15.81 per share.  The repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  The Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

8.    Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2016, net of tax	$(22,026)	$(32,373)	$800	$(53,599)
Other comprehensive income (loss) before reclassifications	22,845	(772)	(1,456)	20,617
Amounts reclassified from other comprehensive income (loss)	—	1,632	22	1,654
Net current period other comprehensive income (loss)	22,845	860	(1,434)	22,271
Balance as of September 30, 2017, net of tax	$819	$(31,513)	$(634)	$(31,328)

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2015, net of tax	$(11,070)	$(30,474)	$(86)	$(41,630)
Other comprehensive income (loss) before reclassifications	(595)	289	(759)	(1,065)
Amounts reclassified from other comprehensive income (loss)	—	2,002	70	2,072
Net current period other comprehensive income (loss)	(595)	2,291	(689)	1,007
Balance as of September 30, 2016, net of tax	$(11,665)	$(28,183)	$(775)	$(40,623)

	Amount Reclassified from
Details about Accumulated	Accumulated Other Comprehensive Income (Loss) (1)				Affected Line Item in the
Other Comprehensive	Three Months Ended September 30,		Nine Months Ended September 30,		Statement where
Income (Loss) Components	2017	2016	2017	2016	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior service credit	$3	$—	$7	$—	(2)
Actuarial losses	(861)	(1,566)	(2,572)	(3,187)	(2)
	(858)	(1,566)	(2,565)	(3,187)	Total before tax
	312	586	933	1,185	Tax benefit
	(546)	(980)	(1,632)	(2,002)	Net of tax
Derivatives:
Foreign exchange contracts	—	(153)	143	281	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	(6)	183	21	(407)	Cost of products sold (excluding depreciation and amortization)
Interest rate swap contract	(112)	—	(204)	—	Interest expense
	(118)	30	(40)	(126)	Total before tax
	44	(22)	18	56	Tax benefit (expense)
	(74)	8	(22)	(70)	Net of tax
Total reclassifications for the period	$(620)	$(972)	$(1,654)	$(2,072)	Net of tax

(1)	Amounts in parentheses indicate expenses.
(2)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Foreign currency translation adjustments exclude income tax for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with ASC 715 “Compensation – Retirement Benefits” included in accumulated other comprehensive loss was $16.9 million and $17.7 million as of September 30, 2017 and December 31, 2016, respectively.  The income tax (benefit) expense associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $(0.4) million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Defined benefit pension plan	$312	$586	$933	$1,185
Derivatives	(89)	42	(801)	(271)

9.    Basic and Diluted Net Income per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income available to common stockholders	$5,111	$6,385	$11,739	$19,739
Weighted average shares outstanding
Basic	50,489	50,246	50,457	50,260
Effect of dilutive securities	135	738	84	744
Diluted	50,624	50,984	50,541	51,004

Basic net income per common share	$0.10	$0.13	$0.23	$0.39
Diluted net income per common share	$0.10	$0.13	$0.23	$0.39

For the three and nine months ended September 30, 2017 and 2016, there were 1.6 million shares and 1.3 million shares of stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been anti-dilutive.

10.  Income Taxes

The effective tax rate for the three months ended September 30, 2017 was 27.0% compared to 20.2% for the same period in 2016.  The tax rate for the three months ended September 30, 2017 and September 30, 2016 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and favorable permanent differences related to discrete return to provision items.

The effective tax rate for the nine months ended September 30, 2017 was 43.9% compared to 30.3% for the nine months ended September 30, 2016.  The tax rate for the nine months ended September 30, 2017 was higher than the U.S. federal statutory rate of 35% primarily due to the U.S. income tax impacts of the incorporation of the Company’s former U.S. Belgium branch to a Belgium controlled foreign corporation effective March 31, 2017.  The incorporation of the Company’s U.S. Belgium branch was part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business.  The impact of the U.S. Belgium branch incorporation was a discrete event for the first quarter of 2017 and increased the effective tax rate for the nine months ended September 30, 2017 by approximately 11.1%.  The effective tax rate for the nine months ended September 30, 2016 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings in taxing jurisdictions where the tax rate is lower than the U.S. rate and permanent differences related to discrete return to provision items.

11.  Commitments and Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s United Kingdom (UK) subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability. As of both September 30, 2017 and December 31, 2016, the balance recorded was $0.3 million as a component of accrued pension and other liabilities.  The Company determined that additional site characterization work is needed to establish the next steps.  No estimates regarding the timing or potential cost of remediation activities can be made until the additional site characterization work is finished.  Planning for the additional characterization work has begun.  Implementation timing will depend on acceptance by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  The Company is currently required to post a duty of $0.616 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the three and nine months ended September 30, 2017, and 2016, respectively.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change in the future, as a result of on-going proceedings before the Commerce Department.

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

In January, 2014, the Commerce Department filed its remand redetermination with the Court of International Trade (Court), continuing to calculate a zero duty for the Company during POR III.  In addition, the Commerce Department revised its earlier determination and assigned a zero margin as a separate rate to several Chinese producers/exporters of steam activated carbon to the U.S. that were not subjected to an individual investigation.  The Company contested this aspect of the Commerce Department’s redetermination.  In November, 2014, the Court affirmed the Commerce

Department’s remand determination.  Various parties appealed the decision to the U.S. Court of Appeals for the Federal Circuit (Court of Appeals), which later affirmed the Court’s decision with respect to several Chinese parties, finding that they should be assigned a zero margin.  The Court of Appeals remanded the action to the Court, and in April 2017 the Court issued a judgment affirming the Court of Appeals decision.  Because no party appealed the Court’s judgment by the June 2017 deadline, the litigation over POR III is now finally concluded.  In October 2017, the Company received $0.7 million of its duty deposits made during POR III and is awaiting payment of the remaining balance.

Period of Review VII: The Commerce Department announced the final results for its seventh administrative review (POR VII) in October 2015, covering imports that entered the U.S. between April 1, 2013 and March 31, 2014.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents, including Calgon Carbon Tianjin.  In October 2015, appeals were commenced challenging the final results.  In April 2017, the Court remanded the matter to the Commerce Department to reconsider certain aspects of the final results.  On August 10, 2017, the Commerce Department filed with the Court its remand redetermination, which did not make any modifications to the anti-dumping margins calculated in the final results for POR VII.  A decision from the Court is possible in late 2017, or early 2018.  Any revision to the final results is not expected to have a material impact on the Company’s financial results.

Period of Review VIII:  In September 2016, the Commerce Department announced the final margins for its eighth administrative review (POR VIII), which covers imports that entered the U.S. between April 1, 2014 and March 31, 2015.  The final anti-dumping margins for the mandatory respondents ranged from $0.009 per pound to $0.797 per pound, while the separate rate respondents, including Calgon Carbon Tianjin, were assigned $0.616 per pound.  In October 2016, appeals were commenced challenging the final results.  In June 2017, the Court remanded the matter to the Commerce Department to allow it to reconsider certain issues identified by the Court in the litigation over POR VII.  On September 5, 2017, the Commerce Department filed with the Court its remand redetermination, which did not make any modifications to the anti-dumping margins calculated in the final results for POR VIII.  A decision from the Court is possible in early 2018.  Any revision to the final results is not expected to have a material impact on the Company’s financial results.

Period of Review IX:  In November 2017, the Commerce Department published its final results for its ninth administrative review (POR IX) of the anti-dumping duty order covering the period April 1, 2015 through March 31, 2016.  The final anti-dumping duties range from $0.00 per pound to $0.10 per pound for the Chinese entities subject to review.  Calgon Carbon Tianjin was not subject to review under POR IX.

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

The Company was required to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested in accordance with a pre-approved work plan and installed two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The landfill is considered a non-hazardous facility and regulated by the KYDEP.  The testing of the stockpile material was completed and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and received a letter from the EPA in March 2017 indicating the EPA’s agreement with the Company’s conclusions.  The stockpiled material was removed in 2015 and the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company has applied to the EPA for closure of this consent decree.  As of September 30, 2017 and December 31, 2016, there is no liability recorded related to this issue.

Calgon Carbon Japan (CCJ)

On February 21, 2017, the Japan Fair Trade Commission (JFTC) informed the Company’s subsidiary, CCJ that it is investigating CCJ along with several other manufacturers and distributors that participate in the activated carbon market in Japan over concerns of anti-competitive conduct.  The JFTC is investigating whether manufacturers and sellers of activated carbon used in water purification plants, garbage incineration plants and other similar facilities in Japan have acted in concert with each other in violation of the Japan Anti-Monopoly Act.  JFTC agents searched the offices of CCJ, reviewing and collecting contracts and other business records and interviewed certain CCJ employees.  It remains difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the JFTC.  CCJ is cooperating with the JFTC as it conducts its investigation.

Chemviron Carbon Limited (CCL)

The Company’s UK subsidiary, CCL, received notice from the UK Health and Safety Executive in July 2017 that proceedings would be brought against CCL for alleged violations of the UK Health and Safety at Work Act 1974 subsequent to an investigation of a workplace eye injury at CCL’s Tipton, UK plant that occurred in February 2016.  On October 12, 2017, the court issued a judgment in the amount of 0.1 million GBP consisting of fines and costs.  As such, as of September 30, 2017, the Company has recorded a liability as a component of accounts payable and accrued liabilities.

Pending Merger

Following the September 21, 2017 announcement of the Pending Merger with a subsidiary of Kuraray, putative class action lawsuits were filed.  The first lawsuit was filed in the United States District Court for the District of Delaware and is captioned Mitchell v. Calgon Carbon Corporation, No. 1:17 cv 01572 UNA (Mitchell Lawsuit).  The second lawsuit was filed in the United States District Court for the Western District of Pennsylvania and is captioned Assad v. Calgon Carbon Corporation, No. 2:17 cv 01433 AJS (Assad Lawsuit).  The Mitchell Lawsuit together with the Assad Lawsuit (Merger Lawsuits), collectively seek to, among other things, enjoin the merger.  The Merger Lawsuits allege, among other things, that the Company and members of the Company’s Board of Directors violated federal securities laws by failing to disclose material information relating to the merger, including with respect to the financial analyses of the Company’s financial advisor and financial projections prepared by the Company’s management.  To date, neither the Company nor any member of the Company’s Board of Directors has been served with a complaint in respect of such litigation, and the Company has not made any response to the Merger Lawsuits.

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

12.  Supplemental Cash Flow Information

The Company has reflected $0.7 million and $0.4  million of its capital expenditures as a non-cash increase in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the nine months ended September 30, 2017 and 2016, respectively.

13.  Segment Information

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

During the third quarter of 2017, the Company incurred expenses associated with the Pending Merger.  These expenses have not been allocated to a reportable segment, but are separately identified in the table below which shows the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales
Activated Carbon	$141,140	$117,535	$403,048	$351,033
Alternative Materials	16,928	1,682	42,706	6,811
Advanced Water Purification	4,493	4,753	12,508	18,922
Consolidated net sales	$162,561	$123,970	$458,262	$376,766

Segment operating income (loss)
Activated Carbon	$12,992	$10,717	$33,022	$31,937
Alternative Materials	739	167	502	989
Advanced Water Purification	(747)	(1,591)	(3,621)	(2,999)
	12,984	9,293	29,903	29,927
Reconciling items:
Merger related expenses	(3,308)	—	(3,308)	—
Interest income	7	—	39	35
Interest expense	(2,099)	(538)	(5,634)	(1,099)
Other expense — net	(579)	(758)	(74)	(555)
Income before income tax provision	$7,005	$7,997	$20,926	$28,308

Depreciation and amortization
Activated Carbon	$9,893	$8,600	$30,461	$25,836
Alternative Materials	1,335	139	3,960	442
Advanced Water Purification	234	343	829	1,040
	$11,462	$9,082	$35,250	$27,318

As a result of the change in the segments, a portion of goodwill previously included in the Activated Carbon segment related to the ion exchange business was reassigned to the Advanced Water Purification segment.  As of September 30, 2017, goodwill balances were $44.5 million in the Activated Carbon segment, $19.5 million in the Alternative Materials segment, and $12.1 million in the Advanced Water Purification segment.  During the nine months ended September 30, 2017, goodwill increased by $2.5 million and $1.7 million in the Activated Carbon and Alternative Materials segments, respectively, as a result of post-closing adjustments made during the measurement period relating to the New Business acquisition.  Additional fluctuations in the goodwill balance since December 31, 2016 reflect the effect of foreign currency translation.

Segment assets, which are reviewed by management, consist of the total of the net property, plant and equipment, intangibles, and goodwill balances on the Company’s condensed consolidated balance sheets as follows:

	September 30, 2017	December 31, 2016
Total assets
Activated Carbon	$414,905	$387,117
Alternative Materials	74,428	67,394
Advanced Water Purification	19,139	18,790
Segment assets	508,472	473,301
Unallocated assets	333,667	301,917
Total assets	$842,139	$775,218

14.  Government Grants

In 2014, the Company received an incentive of 3.86 million Renminbi (RMB) or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone, where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  In 2016, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the JiangSu Provincial Bureau based on the same Company commitment.  For the three and nine month periods ended September 30, 2017 and 2016, the Company did not recognize income for these incentives as all required documentation had not yet been completed.  As of September 30, 2017 and December 31, 2016, the Company had  a $0.9 million and a $0.8 million liability recorded as a component of accrued pension and other liabilities within its condensed consolidated balance sheets for the unearned portion of the incentives,  respectively.

In September 2016, the Company entered into an agreement with a U.S. government agency to manufacture activated carbon products used in military personal protection equipment and collective protection equipment at another of the Company’s manufacturing plants to assure uninterrupted supply of the critical military materials.  As part of this agreement, the Company will be reimbursed for approved capital improvements made in conjunction with the federal award up to $15.4 million.  As of September 30, 2017, there had been minimal activity associated with the award, and the Company has not yet received any funds.

15.  Acquisition of the New Business

In April 2016, the Company entered into an agreement where it made an irrevocable offer to purchase the New Business, which primarily serves food and beverage, industrial and pharmaceutical customers in Europe and Asia, and has approximately 300 employees.  The Company completed this acquisition for $157.4 million on November 2, 2016 (acquisition date) and financed the transaction through borrowings under the Revolver.  During the second quarter of 2017, the Company paid an additional $1.2 million as a result of the working capital adjustment associated with the purchase price of the New Business.  The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 include the New Business’ results of operations, consisting of net sales of $29.4 million and $78.0 million and income from operations of $0.9 million and $3.3 million, respectively.

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

The Company has completed the preliminary detailed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date.  The amounts shown below for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date.  The final determination of the fair values will be completed within the measurement period of one year from the acquisition date as permitted, and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.  Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.  The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed can materially impact the results of operations.  Post closing adjustments made within the measurement period thus far were not material and are reflected in the following table.

The following table summarizes the preliminary purchase price allocation as of the November 2, 2016 acquisition date:

		Measurement
	Initial	Period	As of
	Valuation	Adjustments	September 30, 2017
Assets
Cash and cash equivalents	$3,826	$—	$3,826
Receivables	10,077	—	10,077
Inventories	20,895	(2,772)	18,123
Other current assets	1,171	357	1,528
Property, plant, and equipment	67,697	(721)	66,976
Intangibles	37,248	549	37,797
Goodwill	42,844	4,213	47,057
Other assets	179	209	388
Total assets	$183,937	$1,835	$185,772

Liabilities
Accounts payable and accrued liabilities	$6,151	$(612)	$5,539
Payroll and benefits payable	4,360	(1,045)	3,315
Accrued income taxes	581	—	581
Deferred income taxes - long term	7,406	(934)	6,472
Accrued pension and other liabilities	8,014	3,192	11,206
Total liabilities	$26,512	$601	$27,113

Net assets	$157,425	$1,234	$158,659

Cash paid for acquisition	157,425	1,234	158,659
Cash acquired	(3,826)	—	(3,826)
Net cash paid for acquisition	$153,599	$1,234	$154,833

The estimated fair value of certain assets and liabilities, including but not limited to, inventory, property, plant and equipment, intangibles, goodwill, deferred income taxes, and accrued pension and other liabilities are provisional amounts based, in part, on third party valuations.  These third party valuations are still under review and as such, the estimated fair values continue to be subject to final adjustments.

The Company determined the fair value of the majority of the current assets and current liabilities approximated their carrying value given the highly liquid and short-term nature of these assets and liabilities.  The fair value of finished goods inventory was determined based on the estimated selling price of the inventory less the costs of disposal and a reasonable profit allowance for the selling effort.  The estimated step-up in fair value of inventory was $1.3 million.  The preliminary fair value of property, plant and equipment was determined by using certain estimates and assumptions that are not observable in the market and thus represent a Level 3 fair value measurement.

As part of the preliminary purchase price allocation, the Company determined that the separately identifiable intangible assets consisted of trade names and trademarks, unpatented technology and know-how, and customer relationships, in the amounts of $7.3 million, $14.2 million, and $16.3 million, respectively.  Unpatented technology and know-how, as well as customer relationships are being amortized over a weighted-average estimated useful life of 20 years.  Trade names and trademarks are considered to have an indefinite life and will be tested for impairment annually or when events or changes in the business environment indicate that the carrying value of the intangible assets may exceed their fair value.  The Company used the income approach valuation technique to measure the preliminary fair value of the intangible assets, based on the present value of their future economic benefits reflecting current market expectations.  Specifically, the relief from royalty method was used to value the trade names and trademarks as well as the unpatented technology and know-how.  The customer relationships were valued using a multi-period excess earnings method.  The assumptions used in these fair value measurements are not observable in active markets and thus represent Level 3 fair value measurements.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents growth opportunities and expected cost synergies of the combined company.  The combined company is expected to be an industry leader in the activated carbon and filtration media markets, with enhanced diversification, a strong presence in Europe, and an expanded reach into emerging markets.  Goodwill recognized as a result of the acquisition is not deductible for tax purposes.  With the incorporation of the New Business into the existing business and the resulting change in reportable segments, $29.0 million of goodwill has been reported in the Activated Carbon segment and $18.1 million in the Alternative Materials segment.

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

During the three months ended September 30, 2016, the Company incurred approximately $0.6 million of acquisition-related integration and transaction costs.  During the nine months ended September 30, 2017 and 2016, the Company incurred approximately $2.8 million and $3.5 million of acquisition-related integration and transaction costs, respectively.  These costs include advisory, legal, accounting transition services and information technology integration efforts, and are included in the selling, general and administrative expenses line item in the condensed consolidated statements of comprehensive income.

Pro Forma Information (Unaudited)

The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 include the New Business’ results of operations.  The following unaudited pro forma results of operations assume the New Business had been acquired on January 1, 2016.  These unaudited pro forma results reflect adjustments that are directly attributable to the business combination, and are factually supportable.  The unaudited pro forma results do not include any synergies or other effects of the planned integration that would have occurred had the New Business been acquired on January 1, 2016.  The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of the combined operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$162,561	$150,014	$458,262	$454,896
Net income	4,444	8,295	12,770	24,231
Net income per common share
Basic	$0.09	$0.17	$0.25	$0.48
Diluted	$0.09	$0.16	$0.25	$0.48

These unaudited pro forma amounts have been calculated after adjusting for the incremental depreciation and amortization expenses of $1.0 million and $2.9 million associated with the step-up fair value adjustments to property, plant and equipment and intangible assets for the three and nine months ended September 30, 2016, respectively.

The Company financed the acquisition of the New Business by borrowing $160 million under the Revolver.  The unaudited pro forma amounts have been calculated after adjusting for the incremental interest expense of $0.9 million and $2.9 million for the three and nine months ended September 30, 2016, respectively.

The unaudited pro forma results for the nine months ended September 30, 2016 were adjusted to include $1.3 million of incremental cost of products sold to reflect the total step up of inventory.

The unaudited pro forma net income for the nine months ended September 30, 2017 excludes non-recurring acquisition-related transaction expenses of $2.1 million that were incurred by the Company in 2017, while the results for the nine months ended September 30, 2016 were adjusted to include these expenses.  The unaudited pro forma results for the three and nine months ended September 30, 2016 were also adjusted to exclude the $0.6 million and $3.5 million of transaction costs that were incurred by the Company in 2016.

16.  Pending Merger

On September 21, 2017, the Company entered into a definitive merger agreement under which a subsidiary of the Japanese chemical manufacturer Kuraray agreed to acquire the Company, by way of a reverse triangular merger.  Following the consummation of the Pending Merger, the Company would become a wholly owned subsidiary of Kuraray.

At the time of the merger, each issued and outstanding share of the Company’s common stock, excluding common stock held in treasury, will be automatically converted into the right to receive $21.50 in cash.  Upon consummation of the merger, the Company’s common stock will no longer be publicly traded and will be delisted from the New York Stock Exchange.

The parties have made customary representations and warranties and agreed to customary covenants in the definitive merger agreement.  The covenants include that the Company shall, and shall cause each of its subsidiaries to, conduct business only in the ordinary course of business consistent with past practice, and shall not engage in certain types of transactions without the consent of Kuraray, including declaring or paying a dividend, other than dividends or distributions payable in the ordinary course of business as are authorized by the Company’s Board of Directors.  In addition, if the definitive merger agreement is terminated under certain circumstances, the Company would be obligated to pay Kuraray a termination fee of $33.2 million.

The Company incurred $3.3 million of investment banking, legal, accounting, and other professional fees and expenses in the third quarter of 2017 related to the Pending Merger.  In connection with the Pending Merger, the Company has agreed to pay an investment banking firm a fee of approximately $19.0 million for its services.  Approximately $17.0 million of the fee is contingent upon the closing of the Pending Merger, and $2.0 million was due and payable upon the announcement of the execution of the merger agreement and included in the amount incurred in the third quarter of 2017.

On October 16, 2017 the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and on October 25, 2017, the parties received clearance from the German Federal Cartel Office.  This satisfies two of the conditions required to close the transaction, which remains subject to other customary closing conditions, including other regulatory approvals and approval by the Company’s stockholders.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in connection with the information contained in the unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

On September 21, 2017, Calgon Carbon Corporation (the Company) entered into a definitive merger agreement under which a subsidiary of the Japanese chemical manufacturer Kuraray Co., Ltd. (Kuraray) agreed to acquire the Company, by way of a reverse triangular merger (Pending Merger).  Following the consummation of the Pending Merger, the Company would become a wholly owned subsidiary of Kuraray.  Refer to Note 16 of the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Pending Merger.

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

Results of Operations

Consolidated net sales increased $38.6 million or 31.1%, and $81.5 million or 21.6% for the quarter and year to date periods ended September 30, 2017, versus the similar 2016 periods.  Included in the changes for the quarter and year to date periods, respectively, were incremental net sales of $29.4 million and $78.0 million from the New Business.  Foreign currency translation had a positive impact of $0.5 million for the quarter resulting from a weaker United States (U.S.) dollar in Europe, which was partially offset by a stronger U.S. dollar in Japan.  For the year to date period, foreign currency translation had a negative impact of $3.3 million resulting from a stronger U.S. dollar in the United Kingdom, Japan and China.

Net sales for the quarter and year to date periods ended September 30, 2017 for the Activated Carbon segment increased $23.6 million or 20.1%, and $52.0 million or 14.8% versus the similar 2016 periods.  The New Business contributed $14.4 million and $41.0 million of net sales in the quarter and year to date periods ended September 30, 2017, primarily in the Food and Beverage and Industrial markets.  Foreign currency translation had a positive impact of $0.5 million and a negative impact of $2.9 million for the quarter and year to date periods ended September 30, 2017, as shown in the table below.

	Increase (Decrease) in Net Sales			Increase (Decrease) in Net Sales
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
			Net of			Net of
		Foreign	Foreign		Foreign	Foreign
	As	Currency	Currency	As	Currency	Currency
(Dollars in millions)	Reported	Impact	Impact	Reported	Impact	Impact
Environmental Air market	$6.8	$0.1	$6.9	$11.4	$0.5	$11.9
Environmental Water market	2.8	(0.1)	2.7	(0.7)	0.2	(0.5)
Food and Beverage market	6.6	(0.2)	6.4	15.8	0.2	16.0
Industrial market	2.4	(0.2)	2.2	14.4	0.4	14.8
Potable Water market	4.6	(0.1)	4.5	6.8	1.2	8.0
Specialty Carbon market	1.0	—	1.0	5.7	0.4	6.1
Other	(0.6)	—	(0.6)	(1.4)	—	(1.4)
Total Activated Carbon	$23.6	$(0.5)	$23.1	$52.0	$2.9	$54.9

Excluding the New Business and foreign currency translation, net sales in the Activated Carbon segment for the three months ended September 30, 2017 increased as compared to the prior year period.  The increased legacy business net sales were primarily driven by higher demand in the Americas for Potable Water market carbon adsorption equipment projects for the removal of 1,2,3–trichloropropane (1,2,3-TPC) and perfluorinated compounds (PFCs) contaminants from groundwater sources of drinking water, Environmental Air market mercury removal products, as well as improved Environmental Water market demand in Europe.

Excluding the New Business and foreign currency translation, net sales in the Activated Carbon segment increased for the year to date period ended September 30, 2017 as compared to 2016.  The increased sales in the Americas were attributed to higher demand for Environmental Air market mercury removal products as well as metal recovery and respirator products in the Specialty market.  In addition, the Potable Water market experienced higher demand for the treatment of contaminants, as noted above.  These increases were partially offset by lower activated carbon pellet sales for treating sulfur and nitrogen oxide emissions in the Asia Environmental Air market as a certain customer order in 2016 did not repeat in 2017, as well as lower overall sales in Europe.  In addition, the Americas Environmental Water market sales declined as a result of the completion of a significant remediation project in 2016.

Net sales for the Alternative Materials segment increased $15.2 million and $35.9 million for the quarter and year to date periods ended September 30, 2017 as compared to the same periods in 2016 as a result of $15.0 million and $37.0 million of New Business sales of diatomaceous earth and perlite filtration media products.  For the year to date period, these sales were partially offset by lower demand for defense and medical application products and by the negative impact of foreign currency due to the weaker British pound sterling, which totaled $0.5 million.

Net sales for the Advanced Water Purification segment declined $0.3 million and $6.4 million for the quarter and year to date periods ended September 30, 2017  as compared to the same periods in 2016.  Foreign currency translation effects in the Advanced Water Purification segment were not significant.

	Increase (Decrease) in Net Sales
(Dollars in millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Ballast water treatment	$0.4	$(1.2)
Traditional ultraviolet light	0.3	(1.3)
Ion exchange	(1.0)	(3.9)
Total Advanced Water Purification	$(0.3)	$(6.4)

For the year to date period ended September 30, 2017, sales for ballast water treatment were lower due to a lack of market demand driven by ship owners requesting extensions to compliance dates.  Ion exchange and traditional ultraviolet light sales were lower due to several large projects that were completed in 2016 that did not repeat in 2017.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 29.9% for the quarter ended September 30, 2017 compared to 31.1% for the similar 2016 period, a 1.2 percentage point or $2.0 million decrease.  The inclusion in 2017 of the historically lower margins of the New Business caused an approximate

$3.1 million decline, impacting both the Activated Carbon and Alternative Materials segments.  The decline was partially offset by a more favorable product mix, along with favorable major maintenance costs in the quarter within the legacy business, primarily in the Activated Carbon segment.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 30.4% for the year to date period ended September 30, 2017 compared to 33.2% for the similar 2016 period, a 2.8 percentage point or $12.8 million decrease.  Contributing to the decline was the inclusion in 2017 of the historically lower margins of the New Business which caused an approximate $6.1 million decline, impacting both the Activated Carbon and Alternative Materials segments.  In addition, a $0.9 million business interruption insurance settlement benefited the Activated Carbon segment in 2016.  The remaining decline occurred within the legacy business, primarily in the Activated Carbon segment, due to a less favorable product mix and timing of scheduled major maintenance at the coal-based virgin activated carbon manufacturing facilities.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $2.4 million and $7.9 million for the quarter and year to date periods ended September 30, 2017 versus the similar 2016 periods, primarily as a result of $2.5 million and $7.5 million of expense related to the New Business.  Of the total increase, $1.3 million and $4.6 million was included in the Activated Carbon segment, and $1.2 million and $3.5 million was reported in the Alternative Materials segment for the quarter and year to date periods ended September 30, 2017, respectively.

Selling, general and administrative expenses increased $6.9 million or 36.2%, and $9.2 million or 14.3% for the quarter and year to date periods ended September 30, 2017 versus the comparable 2016 periods.  The increases included $2.5 million and $7.9 million of expenses incurred by the New Business for the quarter and year to date periods ended September 30, 2017, respectively.  The impact of the New Business was split relatively evenly between the Activated Carbon and Alternative Materials segments.  The 2017 quarter and year to date periods also included $3.3 million of costs related to the Pending Merger with Kuraray, which were not allocated to a reportable segment.  Partially offsetting the additional expenses from the New Business and Pending Merger were the following, both of which are primarily reflected in the Activated Carbon segment.  Acquisition and integration related costs declined by $0.6 million and $0.7 million in 2017 as compared to the prior year quarter and year to date periods, respectively.  In addition, a $0.8 million pension settlement charge was recorded in the year to date period ended September 30, 2016.

Excluding expenses from the New Business, research and development expenses were comparable for the quarter  and year to date periods ended September 30, 2017 versus the comparable 2016 periods.

Interest income was comparable for the quarter and year to date periods ended September 30, 2017 versus the comparable 2016 periods.

Interest expense increased $1.6 million and $4.5 million for the quarter and year to date periods ended September 30, 2017 versus the comparable 2016 periods due to an increase in the average outstanding debt balance primarily resulting from the Company’s purchase of the New Business, coupled with higher interest rates in 2017.

Other expense - net was comparable for the quarter and year to date periods ended September 30, 2017 versus the comparable 2016 periods.

The income tax provision increased $0.3 million for the quarter ended September 30, 2017 as compared to the similar period in 2016.  The effective tax rate for the three months ended September 30, 2017 was 27.0% compared to 20.2% for the similar period in 2016.  The increases in the income tax provision and the effective tax rate for the quarter ended September 30, 2017 are related to a reduction of favorable permanent differences.

The income tax provision for the year to date period ended September 30, 2017 increased $0.6 million as compared to the similar 2016 period.  The increase between the year to date periods is related to the reorganization effort described below, and was partially offset by the tax effect of the lower year to date pre-tax earnings for the same period.  The effective tax rate for the year to date period ended September 30, 2017 was 43.9% compared to 30.3% for the similar period in 2016.  The increase in the effective tax rate primarily relates to the incorporation of the Company’s U.S. Belgium branch.  The incorporation was a part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business.  The impact of the U.S. Belgium branch incorporation was a discrete event for the first quarter of 2017 and increased the effective tax rate for the year to date period ended September 30, 2017 by approximately 11.1%.

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

Cash flows provided by operating activities were $28.2 million for the nine months ended September 30, 2017 compared to $52.2 million for the comparable period ended September 30, 2016.  The $24.0 million decline in net cash flows as compared to the prior year period resulted from a net unfavorable working capital change driven by accounts receivable, tax payments, revenue in excess of billings, along with the lower operating results in the first nine months of 2017 as compared to 2016.

Cash flows used in investing activities included capital expenditures totaling $40.9 million for the nine months ended September 30, 2017 compared to expenditures of $23.4 million for the same period in 2016.  The expenditures for both periods were primarily for improvements to manufacturing facilities, including the upgrade of the Company’s Pennsylvania reactivation plant and debottlenecking of its plant in France in 2017.  Capital expenditures for 2017 are currently projected to be approximately $60 million to $65 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand and borrowings under existing credit facilities.

During the second quarter of 2017, the Company finalized the purchase price of the New Business, resulting in an additional payment of $1.2 million.  Proceeds from the sale of assets were $0.3 million for the nine months ended September 30, 2017 and $1.2 million for the nine months ended September 30, 2016.

Cash flows provided by financing activities increased for the period ended September 30, 2017 as compared to the similar 2016 period as a result of higher borrowings and the suspension of the share repurchase program in April of 2016.  The increase was partially offset by realized losses from the settlement of foreign exchange contracts pertaining to an intercompany loan.

In October, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility (Revolver) that expires on October 4, 2021, and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.  The Revolver is available for working capital requirements and general corporate purposes.  Total availability under the Credit Agreement was $150.2 million as of September 30, 2017.

Required quarterly repayments under the Term Loan began January 1, 2017, and are equal to 1.25% of the outstanding balance until January 1, 2019, at which time the quarterly repayments will increase to 2.0% until the remaining balance is due on the October 4, 2023 maturity date.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  The Credit Agreement contains a $14 million annual dividend dollar restriction.  The Company has to comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of September 30, 2017.

Refer to Note 5 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  In April 2016, the Company suspended the activities of the share repurchase program.  During the nine months ended September 30, 2016, the Company repurchased 518,576 shares, at an average price of $15.81 per share.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

Quarterly dividends on common stock of $0.05 per share were declared and paid in the first, second and third quarters of 2017 and 2016.  In addition, in November 2017, the Company’s Board of Directors declared a dividend on common stock of $0.05 per share.

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

Cash and cash equivalents include $23.2 million and $27.4 million held by the Company’s foreign subsidiaries as of September 30, 2017 and December 31, 2016, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the U.S. without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its lines of credit.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or pension plan funding.

As previously disclosed, the Company entered into a definitive merger agreement in September 2017 with Kuraray.  If the merger agreement is terminated under certain circumstances, the Company would be obligated to pay Kuraray a termination fee of $33.2 million.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  As of September 30, 2017, there have been no material changes in the payment terms of these obligations since December 31, 2016.

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

Outlook

On September 21, 2017, the Company entered into a definitive merger agreement under which a subsidiary of the Japanese chemical manufacturer Kuraray agreed to acquire the Company, by way of a reverse triangular merger.   Following the consummation of the Pending Merger, the Company would become a wholly owned subsidiary of

Kuraray.  Refer to Note 16 of the condensed consolidated financial statements in Item 1 of this Quarterly report on Form 10-Q for additional information regarding the Pending Merger.

Over 85% of the Company’s current revenues are derived from activities in its Activated Carbon segment.  According to the Company and independent market research estimates, demand for activated carbon is forecasted to increase at a 3% - 6% compound annual growth rate from 2016 through 2021.  This estimated growth is expected to be driven by increasing global demand for clean air and drinking water as a result of expected economic growth generally, heightened public and consumer awareness of the harmful impacts to human health of contaminants in air and water supplies, and new and continuing government regulations.  In addition, expected long-term growth of the economies of both mature and developing countries around the world are expected to increase the demand for activated carbon for use in industrial and food and beverage production processes and related wastewater treatment applications.

The ultimate pace of future demand growth for activated carbon will be dependent upon many factors, including: the pace of global economic growth, and short or prolonged economic slowdowns in any one or several geographic regions.  Future demand growth is also dependent on the impact and timing of potential new air and water regulations as well as the possibility for changes to existing regulations, including the potential impact of environmental policies of the new Presidential administration installed in the U.S. in January 2017.  Changes in corporate income tax and cross-border tax policies in the U.S. and other countries, as well as potential impacts from changes in the value of the U.S. dollar versus other global currencies could also impact future demand growth.

As a result of the Company’s demonstrated ability to effectively meet market requirements through its provisioning of high performing virgin activated carbon and reactivated carbon, as well as its highly-regarded and value-added field and technical support services and carbon adsorption equipment offerings – either individually or in combination, the Company expects demand for its activated carbon products and services to increase over the longer term.  Backlog for carbon adsorption equipment was $12.8 million as of September 30, 2017 as compared to $7.2 million as of December 31, 2016.

Nearly 10% of the Company’s current revenues are derived from its Alternative Materials segment.  Over the longer term, the Company expects increased demand for its carbon cloth products in wound care applications due to the demonstrated benefits of these products in the wound healing process and for controlling wound odor as well as the Company’s recent and increased focus on marketing these products to wound care end market customers.  In addition the Company anticipates a continuation of steady demand for its diatomaceous earth and perlite filtration media products, particularly in Europe in the food and beverage and industrial end market applications.

Less than 5% of the Company’s current revenues are derived from its Advanced Water Purification segment.  Similar to the Activated Carbon segment, the potential for the future growth of activities in this segment are dependent on environmental regulations – including those related to regulating the discharge of ballast water from ships.  Over the longer term, the Company expects steady demand for its ion exchange and traditional ultraviolet light water treatment products and services, to be complemented by a period of significant growth in demand for its ballast water treatment systems (BWTS).  This expected increase in demand is expected to coincide with, and be driven by, the commencement of the compliance implementation schedule of the International Maritime Organization’s ballast water management regulation (the IMO Convention) on September 8, 2019.  The ultimate timing and pace of change in the demand for the Company’s BWTS will be dependent upon a number of variables including: the September 8, 2019 IMO Convention compliance implementation schedule date remaining in place, and the Company’s level of success in completing the testing of its BWTS to gain type approval for compliance with a separate United States Coast Guard ballast water regulation that is already in effect.  Equipment backlog for the Advanced Water Purification segment was $5.5 million as of September 30, 2017 as compared to $3.7 million as of December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s exposure to market risk as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2017.  These disclosure controls and procedures are the controls and other procedures that were designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations.

As previously disclosed in the Company’s Fiscal 2016 Form 10-K, management concluded that our internal control over financial reporting was not effective based upon a material weakness identified as of December 31, 2016 related to a subset of transactions related to the U.S. potable water market.  In these instances, certain transactions were inappropriately bifurcated and revenue was recognized prior to the completion of the revenue recognition criteria.  Based on this evaluation, the CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2016 Form 10-K was still present as of September 30, 2017. Based on this, the CEO and CFO concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting related to a subset of transactions related to the U.S. potable water market.  Notwithstanding the identified material weakness, management has determined that the financial statements and other information included in this Quarterly Report on Form 10-Q and other periodic filings present fairly, in all material respects, our financial position,  results of operations, and cash flows for the periods presented in conformity with accounting principles generally in the United States.

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

Changes in Internal Control Over Financial Reporting

Remediation efforts were ongoing during the nine months ended September 30, 2017, and other than those remediation efforts, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

Following the September 21, 2017 announcement of the Pending Merger with a subsidiary of Kuraray, putative class action lawsuits were filed.  The first lawsuit was filed in the United States District Court for the District of Delaware and is captioned Mitchell v. Calgon Carbon Corporation, No. 1:17 cv 01572 UNA (Mitchell Lawsuit).  The second lawsuit was filed in the United States District Court for the Western District of Pennsylvania and is captioned Assad v. Calgon Carbon Corporation, No. 2:17 cv 01433 AJS (Assad Lawsuit).  The Mitchell Lawsuit together with the Assad Lawsuit (Merger Lawsuits), collectively seek to, among other things, enjoin the merger.  The Merger Lawsuits allege, among other things, that the Company and members of the Company’s Board of Directors violated federal securities laws by failing to disclose material information relating to the merger, including with respect to the financial analyses of the Company’s financial advisor and financial projections prepared by the Company’s management.  As of the date of this Quarterly Report on Form 10-Q, neither the Company nor any member of the Company’s Board of Directors has been served with a complaint in respect of such litigation, and the Company has not made any response to the Merger Lawsuits.

Refer to Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for further details.

Item 1A.   Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2016 other than those relevant to the Pending Merger.  Refer to the risk factors relevant to the Pending Merger as set forth in the Company’s preliminary proxy statement filed on October 27, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased (1)	Per Share	or Programs (2)	Programs
July 1 — July 31, 2017	—	$—	—	$64,131,013
August 1 — August 31, 2017	87	$15.98	—	$64,131,013
September 1 — September 30, 2017	—	$—	—	$64,131,013

(1)

Includes 87 shares surrendered to the Company by employees to satisfy tax withholding obligations on restricted share awards issued under the Company’s Equity Incentive Plan.  Future purchases under this Plan will be dependent upon employee elections.

(2)

In December 2013, the Company’s Board of Directors authorized the repurchase of additional common stock, resulting in a total remaining availability of $150 million.  There is no expiration date for this program.  In April 2016, the Company announced that it would suspend the activities of the share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description	Method of filing

2.1*	Agreement and Plan of Merger, dated September 21, 2017, by and among Kuraray Co., Ltd., Kuraray Holdings U.S.A., Inc., KJ Merger Sub, Inc. and Calgon Carbon Corporation.	(a)

3.1	Amendment to the Amended and Restated By-Laws of Calgon Carbon Corporation.	(b)

10.1

Second Amendment to First Amended and Restated Credit Agreement by and among Calgon Carbon Corporation, the other Borrowers party thereto, the Guarantor party thereto, the Lenders party thereto, and PNC Bank, National Association as Administrative Agent, dated September 21, 2017.

(c)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2017

(b)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 21, 2017

(c)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2017

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALGON CARBON CORPORATION
(REGISTRANT)

Date: November 6, 2017	/s/ Robert M. Fortwangler
Robert M. Fortwangler
Senior Vice President,
Chief Financial Officer