Form 10-K
period 2017-12-31
CALGON CARBON Corp
filed 2018-03-01
CIK 812701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of February 5, 2018, there were outstanding 50,812,679 shares of Common Stock, par value of $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2017 was $750,784,306.50.  The closing price of the Company’s common stock on June 30, 2017, as reported on the New York Stock Exchange was $15.10.

The following documents have been incorporated by reference:

Document	Form 10-K Part Number
None

Forward-Looking Information Safe Harbor

This Annual Report on Form 10-K contains historical information and forward-looking statements.  Forward-looking statements typically contain words such as “expect,” “believe,” “estimate,” “anticipate,” or similar words indicating that future outcomes are uncertain.  Statements looking forward in time, including statements regarding the proposed merger (Pending Merger) between Calgon Carbon Corporation (the Company) and a subsidiary of Kuraray Co., Ltd. (Kuraray), future growth and profitability, price increases, cost savings, broader product lines, enhanced competitive posture and acquisitions, are included in this Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein.  Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control.  Factors that could affect future outcomes, including the future performance of the Company, include, without limitation: the failure to obtain governmental approval of the Pending Merger on the proposed terms and schedule, and any conditions imposed on the Company, Kuraray or the combined company in connection with consummation of the Pending Merger; and the failure to satisfy various other conditions to the closing of the Pending Merger contemplated by the merger agreement; disruption from the potential Pending Merger making it more difficult to maintain relationships with customers, employees or suppliers; the Company’s ability to successfully integrate the November 2, 2016 acquisition of the assets and business of the wood-based activated carbon, reactivation, and mineral-based filtration media of CECA, (New Business) and achieve the expected results of the acquisition, including any expected synergies and the expected future accretion to earnings; changes in, or delays in the implementation of, regulations that cause a market for the Company’s products; the Company’s ability to successfully type approve or qualify its products to meet customer and end market requirements; changes in competitor prices for products similar to the Company’s; higher energy and raw material costs; costs of imports and related tariffs; unfavorable weather conditions and changes in market prices of natural gas relative to prices of coal; changes in foreign currency exchange rates and interest rates; changes in corporate income and cross-border tax policies of the United States and other countries; labor relations; the availability of capital and environmental requirements as they relate to the Company’s operations and to those of its customers; borrowing restrictions; the validity of and licensing restrictions on the use of patents, trademarks and other intellectual property; pension costs; and the results of litigation involving the Company, including any challenges to the Pending Merger.  In the context of the forward-looking information provided in this Annual Report on Form 10-K, please refer to the discussions of risk factors and other information detailed in, as well as the other information contained in this Annual Report.  Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by the Federal securities laws of the United States.

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

PART I

Item 1. Business:

The Company

Calgon Carbon Corporation (the Company) is a global leader in innovative solutions, high quality products and reliable services designed to protect human health and the environment from harmful contaminants in water and air.  As a leading manufacturer of activated carbon, with broad capabilities in ultraviolet light disinfection, the Company provides purification solutions for drinking water, wastewater, pollution abatement, and a variety of industrial and commercial manufacturing processes.

On September 21, 2017, the Company entered into a definitive merger agreement under which a subsidiary of the Japanese chemical manufacturer Kuraray Co., Ltd. (Kuraray) agreed to acquire the Company, by way of a reverse triangular merger (Pending Merger).  Following the consummation of the Pending Merger, the Company would become a wholly owned subsidiary of Kuraray.  Refer to Note 21 to the consolidated financial statements in Item 8 of this Annual Report for additional information regarding the Pending Merger.

On November 2, 2016, the Company completed the acquisition of the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (New Business).  Due to the complementary nature of the New Business’ products and market applications to those of the Company, and its significant exposure to less regulated, more traditional end markets, the addition of the New Business to the Company created a more balanced global platform from which the Company can continue to grow by leveraging its now expanded capabilities in the global activated carbon and adjacent filtration media market areas.

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

Products and Services

The Company offers a diverse range of products, services, and equipment specifically developed for the purification, separation, concentration, and filtration of liquids, gases, and other media through its reportable business segments:  Activated Carbon, Alternative Materials, and Advanced Water Purification.

•

The Activated Carbon segment manufactures and/or markets granular and powdered coal-based, wood-based, and coconut shell-based activated carbon for use in many distinct market applications that remove organic compounds from water, air, and other liquids and gases.  This segment also includes the reactivation of spent carbon and the sale or leasing of related carbon adsorption equipment, and maintenance at customer sites.

•

The Alternative Materials segment supplies diatomaceous earth and perlite filtration media for decolorization, purification, decontamination, and filtration of liquids in various applications including the manufacture and processing of food and beverage, industrial and pharmaceutical products.  This segment also consists of activities related to carbon cloth for use in military, industrial and medical applications.

•

The Advanced Water Purification segment provides solutions to customer water process problems through the design, fabrication, and operation of systems, as well as the sale of materials and services that utilize the Company’s enabling technologies: ultraviolet light and advanced ion exchange separation.

For further information, refer to Note 18 to the consolidated financial statements in Item 8 of this Annual Report.

Activated Carbon.  The sale of activated carbon is the principal component of the Activated Carbon business segment.  The Company is recognized as the leading manufacturer of bituminous coal-based granular activated carbon.  Activated carbon is a porous material that removes organic compounds from liquids and gases by a process known as “adsorption.”  In adsorption, undesirable organic molecules contained in a liquid or gas are attracted and bound to the surface of the pores of the activated carbon as the liquid or gas is passed through.

The primary raw material used in the production of the Company’s activated carbons is bituminous coal, which is crushed, sized and then processed in rotary kilns followed by high temperature furnaces.  This heating process is known as “activation” and develops the pore structure of the carbon.  Through adjustments in the activation process, pores of the required size and number are developed for a particular purification application.  The Company’s technological expertise in adjusting the pore structure in the activation process has been one of a number of factors enabling the Company to develop many special types of activated carbon available in several particle sizes.  The manufacturing and marketing of wood-based activated carbon and reactivation of coal-based activated carbon are also are included in the Activated Carbon business segment.  The Company also markets activated carbons produced by other manufacturers, as well as activated carbon produced from other raw materials, including coconut shells.

With primary manufacturing facilities located in Catlettsburg, Kentucky, Pearlington, Mississippi, and Parentis-en-born, France, the Activated Carbon business segment produces and sells a broad range of activated, impregnated or acid washed carbons in granular, powdered or pellet form.  Granular Activated Carbon (GAC) particles are irregular in shape and generally used in fixed filter beds for continuous flow purification processes.  Powdered Activated Carbon (PAC) is carbon that has been pulverized into powder and is often used in batch purification processes, in municipal water treatment applications and for flue gas emissions control.  Pelletized activated carbons are extruded particles, cylindrical in shape, and are typically used for gas phase applications due to the low pressure drop, high mechanical strength, and low dust content of the product.

Another important component of the Activated Carbon business segment is the optional services that the Company makes available to purchasers of its products and systems.  It offers a variety of treatment services for customers including carbon supply, equipment leasing, installation and demobilization, transportation, and spent carbon reactivation.  Other services include feasibility testing, process design, performance monitoring, and major maintenance of Company-owned adsorption equipment.

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

Granular carbon reactivation is conducted at numerous locations throughout the world.  It is valuable to customers for both environmental and economic reasons, allowing them to reuse carbon cost-effectively without purchasing more expensive new carbon, and, at the same time, protecting natural resources.  The Company provides reactivation services in packages ranging from a thirty pound bag to truckload quantities.

The Company’s custom reactivation process for United States (U.S.) municipal drinking water treatment plants is specially tailored to meet the unique demands of the drinking water industry.  Activated carbon reactivation for use in drinking water treatment facilities in the U.S. must adhere to requirements of the American Water Works Association (AWWA) standard B605.  Perhaps the most important requirement of this standard is that the reactivator must return to the municipality/water provider its own activated carbon that has been reactivated.  Unlike industrial activated carbon reactivation practiced by a number of carbon companies, where carbons from different customers can be co-mingled and reactivated as a pooled material, drinking water carbons are carefully segregated.  This means that a drinking water provider’s activated carbon is kept separate not only from industrial customers’ carbons, but also from the activated carbon of other providers’ activated carbon as well, to avoid any potential cross-contamination.  The Company maintains the integrity of each drinking water provider’s carbon, and its potable reactivation facilities and procedures strictly adhere to AWWA B605.  The Company’s Columbus, Ohio, North Tonawanda, New York, and Gila Bend, Arizona plants have received certification from the National Sanitation Foundation International (NSF) under NSF/ANSI Standard 61: Drinking Water System Components - Health Effects for custom reactivated carbon for potable water applications.  NSF International is an independent, not-for-profit organization committed to protecting and improving public health and the environment.

European custom reactivation process maintains the segregation of drinking water provider’s activated carbon and ensures returned product fulfills the requirements of European Standard EN12915 as well as specific additional requirements as found in the United Kingdom Drinking Water Inspectorate (DWI) approval list of products and in the KIWA-ATA certification.  Custom reactivation for European municipal drinking water treatment plants is performed in reactivation facilities in Belgium, the United Kingdom, and Italy.  The site in Feluy, Belgium, which is accredited ISO9001 and ISO14001 for Quality and Environmental management systems, is the only carbon reactivation facility in the world with ISO22000 accreditation for Food Safety Management System (FSMS).

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

Sales for the Activated Carbon segment were $547.0 million, $476.8 million, and $496.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Alternative Materials.  The primary products offered in the Alternative Materials segment are diatomaceous earth (DE) and perlite filtration media.  These products, which are primarily used as filter aids in beverage, food, and industrial applications, are marketed and distributed across the European region in relatively close proximity to their manufacturing locations.  The Alternative Materials segment also includes carbon cloth, which is activated carbon in cloth form.  Carbon cloth is manufactured in the United Kingdom (UK) and sold to the medical, military, and specialty markets.

For the production of DE products, the Alternative Materials business segment is vertically integrated from the raw material source to the final product, as the Company owns two mineral deposit quarry sources which provide raw materials for the DE manufacturing processes.  DE is manufactured from diatomite, which is a lightweight and porous rock formed over many years by the successive accumulation and fossilization of the skeletal remains of single-cell algae – or diatoms – that lived in lakes, and were able to fix soluble silica on their shells.  These owned quarries each have 20 or more years of raw material reserves available.  The Company’s DE products, which are manufactured through a multi-step process that includes crushing, milling, calcination, and packaging, are sold throughout the European region under the broadly recognized Clarcel® brand name.

Perlite products, widely known in Europe as Randalite® and Randafil™, are manufactured from perlite ore, which is a silica rock of volcanic origin that contains fine water droplets.  In the Company’s manufacturing process, raw materials, which are procured from mines located in the Mediterranean region, are expanded at high temperature then crushed and grated into final product form.

First developed in the 1970’s, activated carbon cloth was originally used in military clothing and masks to protect wearers against nuclear, biological and chemical agents.  Today, activated carbon cloth can be used in numerous additional applications, including sensor protection, filters for ostomy bags, wound dressings, conservation of artifacts, and respiratory masks.

Sales for the Alternative Materials segment were $56.4 million, $14.4 million, and $9.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Advanced Water Purification.  Through its UV Technologies LLC subsidiary, the Company also manufactures and sells a broad line of UV (ultraviolet) light disinfection equipment.  Following the Company’s introduction of an advanced UV oxidation process to remediate contaminated groundwater, in 1998, its scientists invented a UV disinfection process used to inactivate Cryptosporidium, Giardia and other similar pathogens in surface water, rendering them harmless to humans.  In combination with hydrogen peroxide, UV light is effective in destroying many contaminants common in groundwater remediation applications.  The Company participates in the marketplace for innovative UV technologies with its Sentinel® line designed to protect municipal drinking water supplies from pathogens, the C3 Series™ open-channel wastewater disinfection product line for municipal wastewater disinfection, and Rayox® UV advanced oxidation equipment for treatment of contaminants in groundwater, process water, and industrial wastewater.    UV oxidation equipment can also be combined with activated carbon to provide effective solutions for taste and odor removal in municipal drinking water and for water reuse.

Under the trade name Hyde Marine, which was acquired in 2010, the Company also manufactures and sells UV ballast water treatment systems (BWTS) that combine filtration and UV disinfection to treat and disinfect the ballast water taken in by a ship in one location, and discharged in another, to prevent the spread of non-indigenous aquatic organisms.  Invasion of non-native species via ballast water is considered to be one of the greatest threats to the world’s waterways and marine environment.    The Company competes in this market with its Hyde GUARDIAN® BWTS – an easy-to-use, cost-effective, and chemical-free ballast water management solution.  The Company assembles its equipment using parts that are both manufactured internally as well as purchased from other suppliers.  The International Maritime Organization (IMO) type approved system meets the needs of ship owners committed to operating their vessels in a responsible, sustainable, and economic way through its proven reliability, flexible and compact design, and low operating costs.  In 2018, the Company is planning to complete the testing of its BWTS in order to apply to become type approved by the U.S. Coast Guard (USCG) for treating ballast water discharged in U.S. waterways.

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

Sales for the Advanced Water Purification segment were $16.4 million, $23.1 million, and $28.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Markets

The Company participates in six primary markets:  Potable Water, Industrial Process, Environmental Water, Environmental Air, Food and Beverage, and Specialty markets, which are described in more detail below.

Potable Water Market.  The Company sells activated carbons, equipment, custom reactivation services, ion exchange technology, and UV technologies to municipalities for the treatment of potable water.  The activated carbon adsorption technology is used to remove both regulated and non-regulated contaminants of concern, including disinfection by-products and their precursors, perfluorinated compounds, pesticides, carcinogenic VOCs, algal toxins, other dissolved organic materials, and taste and odor compounds to meet regulated limits or to make the water quality acceptable to the public.  The Company also sells to original equipment manufacturers (OEMs) of home water purification systems.  Granular and powdered activated carbon products are sold in this market and in many cases the granular activated carbon functions both as the primary filtration media as well as an adsorption media to remove contaminants from the water.  Ion exchange resins are sold for use in both fixed beds and continuous counter-current operations to meet strict regulatory guidelines for perchlorate and nitrate in water.  UV advanced oxidation systems are sold for the destruction of waterborne contaminants, and UV disinfection systems are sold for the inactivation of pathogens in surface water.

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

The Company’s Hyde GUARDIAN® BWTS is a fully automated system that can be integrated into a ship’s ballast control system.  The compact design can be skid mounted for new construction or can be made modular for easy installation in crowded machinery spaces on existing vessels.  It is capable of providing complete ballast water management solutions for a variety of vessels including cruise ships, cargo and container ships, offshore supply vessels, and military vessels.

Food and Beverage Market.  In this market, sweetener manufacturers are principal purchasers of the Company’s activated carbon and filtration media products.  The Company’s wood-based and coal-based activated carbon products are used in the purification of dextrose and high fructose corn syrup.  Activated carbons are also sold for use in the purification of cane sugar.  The Company’s DE and perlite filtration media and high performing activated carbons are used in applications such as the wine, beer, and flavoring markets.  Other food and beverage processing applications include de-colorization and purification of many different foods and beverages and for purifying water, liquids and gases prior to usage in brewing and bottling.  Continuous ion-exchange systems are also used in this market for the production of lysine and vitamin E as well as purification of dextrose, high fructose corn syrup and sugar cane.

Specialty Market.  The Company is a major supplier of specialty activated carbons to manufacturers of gas masks for the U.S. and European militaries as well as protective respirators and collective filters for first responders and private industry.  The markets for collective filters for U.S. and European military equipment, indoor air quality, and air containment in incineration and nuclear applications are also serviced.

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

In the Asia Pacific Region, the Company maintains sales offices in Suzhou, Jiangsu Province, China; Hong Kong; Osaka, Japan; Tokyo, Japan; Singapore; and Taipei, Taiwan, and uses direct selling as well as agents and distributors.

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

Backlog

The Company had a sales backlog of $11.6 million and $10.9 million as of December 31, 2017 and 2016, respectively.

Competition

With respect to the production and sale of activated carbon related products, the Company has a major global presence, and has several competitors in the worldwide market.  Norit, a subsidiary of U.S. company Cabot Corporation; Ingevity Corporation, formerly the Specialty Chemicals Division of WestRock Company, a U.S. company; Jacobi Carbons, a Swedish company and a wholly-owned subsidiary of Osaka Gas Chemicals Co., Ltd., of Japan; and Evoqua Water Technologies (formerly Siemens Water Technologies), a U.S. company, are the primary competitors.  Chinese producers of coal-based activated carbon and certain East Asian producers of coconut-based activated carbon participate in the market on a worldwide basis and sell principally through numerous resellers.  Competition in activated carbons, carbon equipment and services is based on quality, performance, and/or price.  Other sources of competition for the Company’s activated carbon services and systems are alternative technologies for purification, filtration, and extraction processes that do not employ activated carbons.

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

The Company’s UV technologies product line has primary competition from Trojan Technologies, Inc., a Canadian company owned by Danaher Corporation, a U.S. company; and Xylem Inc., headquartered in White Plains, N.Y., a U.S. company.

Competition for the Company’s UV technologies Hyde Marine ballast water treatment systems utilizing UV and filtration includes Panasia of Busan, Korea, Alfa Laval of Sweden and Optimarin of Norway.  As of December 31, 2017, more than 60 treatment systems have been granted IMO Type Approval, while six systems have been granted USCG Type Approval.

Raw Materials

The principal raw material purchased by the Company for its Activated Carbon segment is bituminous coal from mines primarily in the U.S. purchased under supply contracts, as well as spot purchases.  The Company purchases wood from a local forest in Europe.

The Company owns two mineral deposit quarry sources, which provide raw materials for its DE manufacturing processes.  These quarries each have 20 or more years of raw material reserves available.  The Company obtains its crude perlite ore raw material from mines located in the Mediterranean region.

The Company purchases natural gas from various suppliers for use in its production facilities.  In both the U.S. and Europe, natural gas is purchased pursuant to various contracts, as well as spot purchases.  The Company buys various metals, acids and other additives that are used within the production processes to enhance the performance of certain products.  These materials are bought under contracts, as well as on a spot basis.

The purchase of key equipment components and fabrications are coordinated through agreements with various suppliers for UV, ISEP® and the carbon equipment markets.

The Company does not presently anticipate any significant problems in obtaining adequate supplies of its raw materials or equipment components.

Research and Development

The Company’s primary research and development (R&D) activities are conducted at an innovation center in Pittsburgh, Pennsylvania.  The facility is used for the evaluation of experimental activated carbon and equipment and application development.  Experimental systems are also designed and evaluated at this location.

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

Research and development expenses were $5.4 million, $5.4 million, and $6.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Patents and Trade Secrets

The Company possesses a substantial body of technical knowledge and trade secrets and owns 46 U.S. patent applications and/or patents as well as 184 patent applications and/or patents in other countries.  The issued patents expire in various years from 2018 through 2036.

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

Employee Relations

As of December 31, 2017, the Company employed 1,268 persons on a full-time basis, 658 of whom were salaried and non-union hourly production, office, supervisory and sales personnel.  The United Steelworkers represent 236 hourly personnel in the U.S.  The current contracts with the United Steelworkers expire on July 31, 2018, at the Pittsburgh, Pennsylvania facility, February 17, 2019 at the Columbus, Ohio facility and June 17, 2021 at the Company’s

Catlettsburg, Kentucky facility.  The 63 hourly personnel at the Company’s Belgian facility are represented by two national labor organizations with contracts that expire on December 31, 2018.  The 59 hourly personnel at the Company’s facilities in Italy are represented by two national labor organizations with one contract that expired on December 31, 2017 and is in the process of being renegotiated and one that will expire on December 31, 2019.  The 252 hourly personnel at the Company’s facilities in France are represented by multiple national labor organizations with contracts that will expire on December 31, 2018.

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

Item 1A. Risk Factors

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

Annual reviews of duties begin to occur in April of the year following the twelve month period then completed.  The significant anti-dumping duties originally imposed by the Commerce Department, and the affirmative decision by the International Trade Commission (ITC), has had an adverse impact on the cost of Chinese manufactured activated carbon imported into the U.S.  Furthermore, such anti-dumping duties are subject to a sunset review every five years.  The duties were renewed during the first such sunset review.  The second sunset review will occur in 2018.  There can be no assurance that these duties will again be renewed or that the rates of these duties will not be further reduced, which could adversely affect demand or pricing of our product.

We have operations in multiple foreign countries and, as a result, are subject to foreign exchange translation risk, which could have an adverse effect on our financial results.

We conduct significant business operations in several foreign countries.  Of our 2017 net sales, approximately 53% were sales to customers outside of the U.S., and 2017 net sales denominated in non-U.S. dollars represented approximately 42% of our overall net sales.  We conduct business in the local currencies of each of our foreign subsidiaries or affiliates.  Those local currencies are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements.  The exchange rates between some of these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future.  Changes in exchange rates, particularly the strengthening of the U.S. dollar, could significantly reduce our sales and profitability from foreign subsidiaries or affiliates from one period to the next as local currency amounts are translated into fewer U.S. dollars.

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

We use bituminous coal as the main raw material in our activated carbon production process.  Based upon our current projected usage and price, we estimate that our 2018 coal costs in the U.S. will be approximately $26.7 million excluding the cost of transportation to our carbon manufacturing facilities.  We have various annual and multi-year contracts in place for the supply of our coal that expire at various intervals in 2018 and cover approximately 83% of our expected 2018 tonnage.  Interruptions in coal supply caused by mine accidents, labor disputes, transportation delays, breach of supplier contractual obligations, floods or other events for other than a temporary period could have an adverse effect on our ability to meet customer demand.  We use very specific high quality metallurgical coals for many of our products.  Our inability to obtain these high-quality coals at competitive prices in a timely manner due to changing market conditions with limited high-quality suppliers could also have an adverse effect on our financial results.  In addition, increases in the prices we pay for coal under our supply contracts could adversely affect our financial results by significantly increasing production costs.  Based upon the current estimated usage and price of coal in 2018, a hypothetical 10% increase in the price of coal, excluding transportation costs, that is not covered by our supply contracts, would result in $0.3 million of additional pre-tax expense to us.  We may not be able to pass through raw material price increases to our customers.

Additionally, as a result of our acquisition of the New Business in late 2016, wood has become an important raw material for us.  We have various contracts in place to secure approximately half of our wood requirement through 2018.  Since we require a certain quality of wood, our inability to secure this product could affect our ability to meet customer demand for our products.  Our inability to obtain this quality at a reasonable price in a timely manner could affect our operations or financial position.  We may not be able to pass through these raw material price increases to our customers.

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

For example, our Hyde GUARDIAN® ballast water treatment system received type approval from the IMO in April 2009.  However, the IMO Ballast Water Management Convention, which mandates the use of IMO approved ballast water treatment systems for ships in international traffic, was not ratified until September 2016 and was not scheduled to go into force until September 2017.  Until the July 2017 meeting of the Marine Environment Protection Committee (MEPC) of the IMO, the Company expected to see higher BWTS sales beginning in late 2017 due to the IMO Convention entering into force for all ships on September 8, 2017.  At this MEPC meeting, the compliance implementation schedule was amended to delay compliance with standards of the IMO Convention requiring currently in-service vessels to treat their ballast water until September 8, 2019.  The Company expects this amendment to the Convention implementation schedule to dampen the pace of near-term market development and demand growth for ballast water treatment systems.  The timing and pace of change in the Company’s BWTS sales beyond 2017 and prior to September 2019 will be dependent upon a number of variables including the Company’s level of success in completing its USCG testing.  The pace of change in the Company’s BWTS sales beyond September 2019 will be dependent upon the amended IMO Convention compliance schedule for currently in-service vessels to begin treating their ballast water remaining in place.  Similarly, the USCG regulates ballast water in U.S. waters, and will not follow the IMO convention.  We, along with several other ballast water treatment system manufacturers have received Alternate Management System designation from the USCG, but this is a temporary designation while full USCG type approval is pursued.  In December 2015, the USCG decided it would not allow us, and several other manufacturers of ultraviolet light-based ballast water treatment systems, to use the Most Probable Number (MPN) test method for purposes of testing the Company’s system to apply for type approval under USCG regulations.  Consequently, we have redesigned our Hyde GUARDIAN® system under USCG testing protocols and are embarking on testing to support our application for USCG Type Approval in the second quarter of 2018.  The first USCG type approvals were granted to competitors in December 2016 and two of these approvals were for UV light-based systems.  While we remain confident in our product’s capabilities, there can be no assurance that we will receive USCG type approval or that additional approval of competing systems will not have an adverse effect on the Company’s ability to compete in the market for ballast water treatment systems for vessels discharging ballast water in U.S. waterways and ports.

Our required capital expenditures may exceed estimates.

Our capital expenditures were $57.4 million in 2017 and are forecasted to be approximately $35 million to $45 million in 2018.   Future capital expenditures may be significantly higher and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies.  We may not have the capital to undertake the capital investments.  If we are unable to do so, we may not be able to effectively compete.

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

We have collective bargaining agreements in place at various production facilities covering approximately 48% of our full-time workforce as of December 31, 2017.  Those collective bargaining agreements expire through 2021.  Any work stoppages as a result of disagreements with any of the labor unions or our failure to renegotiate any of the contracts as they expire could disrupt production and significantly increase product costs as a result of less efficient operations caused by the resulting need to rely on temporary labor.

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

We have manufacturing facilities and sales offices throughout the world which are subject to economic conditions and political factors within the respective countries which, if changed in a manner adverse to us, could negatively affect our results of operations and cash flow.  Political risk factors include, but are not limited to, taxation, nationalization, inflation, currency fluctuations, foreign exchange restrictions, increased regulation and quotas, tariffs and other protectionist measures.  Approximately 81% of our sales in 2017 were generated by products sold in the U.S., Canada, and Western Europe while the remaining sales were generated in other areas of the world, such as Asia, Eastern Europe, and Latin America.

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

As of December 31, 2017, we had consolidated goodwill of approximately $77.8 million recorded in our business segments.  We test our goodwill on an annual basis or when an indication of possible impairment exists in order to determine whether the carrying value of our assets is still supported by the fair value of the underlying business.  To the extent that it is not, we are required to record an impairment charge to reduce the asset to fair value.  A decline in the operating performance of any of our business segments could result in a goodwill impairment charge which could have a material effect on our financial results.

Our pension plans are currently underfunded, and we could be subject to increases in pension contributions to our defined benefit pension plans, thereby restricting our cash flow.

We sponsor various pension plans in the U.S. and Europe that are underfunded and may require significant cash payments.  We contributed $0.8 million and $0.7 million to our U.S. pension plans and $2.1 million and $1.7 million to our European pension plans in 2017 and 2016, respectively.  We currently expect to contribute in 2018 approximately $2.1 million to our U.S. plans and $2.0 million to our European plans to meet minimum funding requirements, in accordance with our funding policy.

The funding status of our pension plans is determined using many assumptions, such as inflation, rates of return on investments, mortality, turnover and interest rates, any of which could prove to be different than projected.  If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, or not realized, we may be required to contribute more to our pension plans than we currently expect.  For example, an approximate 25-basis point decline in the funding target interest rate under Section 430 of the Internal Revenue Code, as added by the Pension Protection Act of 2006 for minimum funding requirements, would increase our minimum required funding policy contributions to our U.S. pension plans by approximately $1 million to $3 million over the next three fiscal years.  This amount reflects the provisions of Moving Ahead for Progress in the 21st Century Act (MAP-21) and the Highway and Transportation Funding Act of 2014 (HAFTA), both of which affect pension plan funding.

Our pension plans are underfunded in the aggregate by approximately $38 million as of December 31, 2017 based on comparing the projected benefit obligation, calculated using actuarial assumptions in accordance with Accounting Standards Codification (ASC) 715 “Compensation — Retirement Benefits,” to the fair value of plan assets.  Our U.S. pension plans, which were underfunded by approximately $22 million as of December 31, 2017, are subject to ERISA.  In the event our U.S. pension plans are terminated for any reason while the plans are less than fully funded, we will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the underfunding at the time of the termination.  In addition, changes in required pension funding rules that were affected by the enactment of the Pension Protection Act of 2006 have significantly increased funding requirements, which could have an adverse effect on our cash flows.  If cash flows from operations are insufficient to fund our worldwide pension liability, we may be required to reduce or delay capital expenditures, or to seek additional capital.  Refer to Note 9 to the consolidated financial statements in Item 8 of this Annual Report.

We previously identified a material weakness in our internal control over financial reporting, which has now been remediated.  Any future failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

We previously identified a material weakness in our internal control over financial reporting related to the recognition of revenue for a subset of transactions within the U.S. potable water market.  As a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016.

The material weakness concerned a subset of transactions within the U.S. potable water market where certain contracts were inappropriately bifurcated and revenue was recognized prior to the completion of the revenue recognition criteria.  The Company addressed the material weakness through, among other things, adding new and/or enhanced existing controls surrounding the assessment of the revenue recognition criteria to ensure all such criteria were considered and met prior to the recording of revenue.

Although we have remediated this material weakness in our internal control over financial reporting, any failure to improve our disclosure controls and procedures or internal control over financial reporting to address any identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors.  Any of these results could adversely affect our business and the value of our common stock.

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

Risks relating to our previously announced merger with a subsidiary of Kuraray Co., Ltd.

Delisting and Deregistration of our common stock

Following the successful completion of the merger, shares of our common stock currently listed on the New York Stock Exchange (NYSE) will be converted into the right to receive $21.50 per share and will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended.  Therefore, there will no longer be a public trading market for our common stock.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions.

Completion of the Merger remains conditioned upon the receipt of clearance by the U.S. Committee on Foreign Investment in the United States (CFIUS).  There can be no assurance that this approval will be obtained.  In addition, CFIUS may impose conditions on the completion of the merger or require changes to the terms of the merger.  Such conditions or changes could have the effect of jeopardizing or delaying completion of the merger.

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the merger is not completed, our stock price and our ongoing business may be adversely affected.  In addition, we may be required to pay Kuraray a termination fee of $33.2 million if the merger agreement is terminated because the merger has not been consummated on or before April 30, 2018, unless we mutually agree with Kuraray to extend this date.  Furthermore, matters relating to the merger have required and may continue to require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to our Company.

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company believes that the production facilities, warehouses, service centers, sales offices, and quarries are adequate and suitable for its current operating needs.  The following table sets forth the locations utilized by the Company:

Description	Location	Property Interest
Carbon Manufacturing Plant	Catlettsburg, Kentucky	Owned
Carbon Manufacturing Plant	Pearlington, Mississippi	Owned
Carbon Manufacturing Plant	Parentis-en-Born, France	Owned
Carbon Reactivation Plant	Pittsburgh, Pennsylvania	Owned
Carbon Reactivation Plant	Blue Lake, California	Owned
Carbon Reactivation Plant	Feluy, Seneffe, Belgium	Owned
Carbon Reactivation Plant	Gila Bend, Arizona	Owned
Carbon Reactivation Plant	Columbus, Ohio	Owned
Carbon Reactivation Plant	Tipton, Dudley, United Kingdom	Owned
Carbon Reactivation Plant	San Pietro di Legnago, Italy	Owned
Carbon Reactivation Plant	Fukui, Japan	Owned
Carbon Reactivation Plant	Suzhou, China	Owned
Carbon Reactivation Plant	North Tonawanda, New York	Leased
Carbon Reactivation Plant	Ashton-in-Makerfield, United Kingdom	Leased
Carbon Cloth Fabrication Plant	Houghton-le-Spring, United Kingdom	Leased
Diatomaceous Earth Plant	Riom-ès-Montagnes, France	Owned
Diatomaceous Earth Plant	Saint Bauzile, Chomerac, France	Owned
Perlite Plant	Foggia, Italy	Owned
Equipment & Assembly Plant	Pittsburgh, Pennsylvania	Owned
UV Manufacturing & Fabrication Plant	Coraopolis, Pennsylvania	Leased
Diatomite Quarry	Virargues, France	Owned
Diatomite Quarry	Saint-Bauzile, France	Owned
Corporate Headquarters & Innovation Center	Moon Township, Pennsylvania	Leased
Field Service Center	Joliet, Illinois	Leased
Field Service Center	Tempe, Arizona	Leased
Field Service Center	Westlake, Louisiana	Leased
Field Service Center	Douglasville, Georgia	Leased
Service Center	Downingtown, Pennsylvania	Leased
Service Center	Rutland, Massachusetts	Leased
Sales Office	São Paulo, Brazil	Leased
Sales Office	Beverungen, Germany	Leased
Sales Office	Gothenburg, Sweden	Leased
Sales Office	Paris, France	Leased
Sales Office	Singapore, Singapore	Leased
Sales Office	Taipei, Taiwan	Leased
Operational Office	Malmaison, France	Leased
Operational Office	Milan, Italy	Leased
Operational Office	Tokyo, Japan	Leased
Office & Warehouse	Tianjin, China	Leased
Office & Warehouse	Ashton-in Makerfield, United Kingdom	Leased
Warehouse & Maintenance Facility	Abidos, France	Leased
Warehouse, Service Center & Office	Kolding, Denmark	Leased
Warehouses	Huntington (4), Kenova (1), Nitro (1), West Virginia	Leased
Warehouses	Pittsburgh (2), Pennsylvania	Owned
Warehouses	North Tonawanda (2), New York	Leased
Warehouses	Santa Fe Springs (1), Stockton (1), California	Leased
Warehouse	Coraopolis, Pennsylvania	Leased
Warehouse	Phoenix, Arizona	Leased
Warehouse	South Point, Ohio	Leased
Warehouse	Singapore, Singapore	Leased

The following properties all serve the Activated Carbon segment:

The Catlettsburg, Kentucky plant is the Company’s largest facility, with plant operations occupying approximately 50 acres of a 226-acre site.  This plant produces granular and powdered activated carbons and acid washed granular activated carbons and reactivates spent granular activated carbons.

The Pearlington, Mississippi plant occupies a site of approximately 100 acres.  The plant has one production line that produces granular and powdered activated carbons.

The Parentis-en-Born plant occupies approximately 59 acres and is located near Landes Forest in Southwestern France.  The plant is approximately 860,000 square feet and it is a virgin wood-based activation carbon plant utilizing both steam and chemical activation processes.

The Pittsburgh, Pennsylvania carbon production plant occupies a 15-acre site.  Operations at the plant include the reactivation of spent granular activated carbons, the impregnation of granular activated carbons and the grinding of granular activated carbons into powdered activated carbons.  The plant also has the capacity to finish coal-based or coconut-based specialty activated carbons.  The plant is now partially idle while a 24,000 square foot warehouse is being constructed.  Construction is scheduled to be completed in 2018, with the plant expected to return to full production.

The Blue Lake plant, located near the city of Eureka, California, occupies approximately 2 acres.  The primary operation at the plant includes the reactivation of spent granular activated carbons, but is currently idled.

The Feluy, Seneffe plant occupies a site of approximately 38 acres located 30 miles south of Brussels, Belgium.  Operations at the plant include both the reactivation of spent granular activated carbons and the grinding of granular activated carbons into powdered activated carbons.

The Gila Bend, Arizona facility occupies a 20-acre site.  Operations at the plant include the reactivation of spent granular activated carbons.

The Columbus, Ohio plant occupies approximately 27 acres.  Operations at the plant include the reactivation of spent granular activated carbons, impregnation of activated carbon, crushing activated carbon to fine mesh, acid and water washing, filter-filling, and various other value added processes to granular activated carbon.

The Tipton plant, located near the city of Dudley, United Kingdom, occupies approximately 4 acres and became operational in 2016 after several years undergoing operational upgrades.  It is a reactivation plant of spent granular activated carbon.

The San Pietro di Legnago plant, located in northern Italy, occupies approximately 5 acres.  The primary operation at the plant, which consists of approximately 54,000 square feet, includes the reactivation of spent granular activated carbons.

The Fukui, Fukui Prefecture, Japan plant occupies a site of approximately 6 acres and has two production lines for carbon reactivation.  The plant is currently idled.

The Suzhou, China plant occupies approximately 11 acres and is licensed to export activated carbon products.  This plant is a reactivation facility.

The North Tonawanda, New York plant consists of 12,500 square feet.  The facility houses a dry feed system, screening tower, reactivation furnace, storage tanks, and packaging system.

The Ashton-in-Makerfield plant occupies a 1.6-acre site, 20 miles west of Manchester, United Kingdom.  Operations at the plant include the impregnation of granular activated carbons.  The plant also has the capacity to finish coal-based or coconut-based activated carbons.

The following properties all service the Alternative Materials segment:

The Houghton le-Spring plant, located near the city of Newcastle, United Kingdom, occupies approximately 2 acres.  Operations at the plant include the manufacture of woven and knitted activated carbon textiles and their impregnation and lamination.

The Riom-ès-Montagnes plant occupies approximately 3 acres and is located in south-central France.  The plant produces Clarcel® brand diatomaceous earth which is mined from the diatomite quarry which is located in Virargues, France, approximately 23 miles from Riom-ès-Montagnes.  The plant is approximately 30,000 square feet and occupies a 2.5 acre site, while the quarry is approximately 118 acres.

The Saint Bauzile plant, located in Chomerac, France produces Clarcel® brand diatomaceous earth which is mined from the diatomite quarry which is located in Saint-Bauzile, France.  The plant is approximately 163,000 square feet and occupies a 17 acre site, while the quarry is approximately 348 acres.

The Foggia, Italy plant produces Randalite® and Randafil™ brands perlite filtration media and it is located in southern Italy.  The plant occupies 8 acres and consists of approximately 353,000 square feet.

The Company has these additional properties that serve its other segments as follows:

The Pittsburgh, Pennsylvania Equipment and Assembly plant is located on Neville Island and is situated within a 16-acre site that includes a 300,000 square foot building.  The Equipment and Assembly plant occupies 85,000 square feet with the remaining space used as a centralized warehouse for carbon inventory.  The plant, which serves both the Activated Carbon and Advanced Water Purification segments, manufactures and assembles fully engineered carbon and ISEP® equipment for purification, concentration and separation systems.  This plant also serves as the East Coast staging and refurbishment point for carbon service equipment.

The Coraopolis, Pennsylvania Equipment plants consist of a 44,000-square foot production facility and a 16,691-square foot production facility located near Pittsburgh, Pennsylvania.  The facilities are adjacent properties and the primary focus is the manufacture of UV and Hyde GUARDIAN® equipment, including mechanical and electrical assembly, controls systems integration and validation testing of equipment.  This location also serves as the Pilot Testing facility for Process Development, as well as the spare parts distribution center for UV and Hyde GUARDIAN® systems.  These facilities serve the Advanced Water Purification segment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities:

Common Shares and Market Information

Common shares are traded on the New York Stock Exchange under the trading symbol CCC.  There were 937 registered stockholders as of December 31, 2017.

Quarterly Common Stock Price Ranges and Dividends

	2017			2016
Fiscal Quarter	High	Low	Dividend	High	Low	Dividend
First	$17.80	$13.10	$0.05	$17.53	$13.67	$0.05
Second	$15.60	$13.40	$0.05	$16.59	$12.75	$0.05
Third	$21.45	$12.00	$0.05	$15.77	$12.70	$0.05
Fourth	$22.10	$21.23	$0.05	$18.80	$14.45	$0.05

Quarterly dividends of $0.05 per share were declared in each of the four quarters for the years ended December 31, 2017 and 2016.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, and capital investment plans to pursue long-term growth opportunities.

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

The graph below compares the yearly change in cumulative total stockholder return of the Company’s common stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Composite Index, the New Peer Group and the Old Peer Group.  The Company believes that its core business consists of purifying air, water and other products.  As such, the Company’s selected peer group consists of companies that are involved in lines of business that are similar to the Company’s core business.

The New Peer Group is comprised of seven companies: Cabot Corporation, CLARCOR, Inc., Donaldson Company, Inc., ESCO Technologies Inc., Imerys SA, Ingevity Corporation, and Lydall, Inc.  The Old Peer Group consisted of five of the seven companies included in the New Peer Group.  In consideration of the Company’s acquisition of the New Business in late 2016, the New Peer Group reflects the inclusion of filtration media and wood-based activated carbon manufacturers, Imerys SA and Ingevity Corporation, respectively.

Comparison of Five-Year Cumulative Total Return*

Among Calgon Carbon’s Common Stock, S&P 500 Composite Index, and Peer Groups

Issuer Repurchases of Equity Securities

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased	Dollar Value)
	(a) Total		as Part of Publicly	of Shares that May
	Number	(b) Average	Announced	Yet be Purchased
	of Shares	Price Paid	Repurchase Plans	Under the Plans or
Period	Purchased	Per Share	or Programs (1)	Programs
October 1 — October 31, 2017	—	$—	—	$64,131,013
November 1 — November 30, 2017	—	$—	—	$64,131,013
December 1 — December 31, 2017	—	$—	—	$64,131,013

(1)

In December 2013, the Company’s Board of Directors authorized the repurchase of additional common stock, resulting in a total remaining availability of $64.1 million.  There is no expiration date for this program.  In April 2016, the Company announced that it would suspend the activities of the share repurchase program.

Item 6. Selected Financial Data:

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Calgon Carbon Corporation

(Dollars in thousands, except per share data)	2017	2016 (1)	2015	2014	2013
Income Statement Data:
Net sales	$619,811	$514,246	$535,004	$555,103	$547,939
Net income	$21,101	$13,797	$43,463	$49,370	$45,713
Net income per common share, basic	$0.42	$0.27	$0.84	$0.93	$0.85
Net income per common share, diluted	$0.42	$0.27	$0.82	$0.92	$0.84
Cash dividends declared per common share	$0.20	$0.20	$0.20	$—	$—

Balance Sheet Data (as of year end):
Total assets	$854,584	$775,218	$656,518	$621,661	$590,078
Long-term debt (2)	$228,500	$220,000	$103,941	$70,448	$32,114

(1)

Includes $15.7 million of costs related to the acquisition of the New Business, consisting primarily of $14.0 million of transaction costs.  Total assets and long-term debt increased in 2016 as a result of the acquisition of the New Business.  Refer to Note 20 to the consolidated financial statements in Item 8 of this Annual Report for further information.

(2)

Excludes $5.0 million and $5.0 million of debt which is classified as the current portion of long-term debt as of December 31, 2017 and 2016, respectively.  Refer to Note 8 to the consolidated financial statements in Item 8 of this Annual Report for further information.  Excludes $7.5 million, $0.8 million, and $2.2 million of debt which was classified as a current liability as of December 31, 2015, 2014, and 2013, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

On September 21, 2017, the Company entered into a definitive merger agreement under which a subsidiary of the Japanese chemical manufacturer Kuraray Co., Ltd. (Kuraray) agreed to acquire the Company, by way of a reverse triangular merger (Pending Merger).  Following the consummation of the Pending Merger, the Company would become a wholly owned subsidiary of Kuraray.  Refer to Note 21 to the consolidated financial statements in Item 8 of this Annual Report for additional information regarding the Pending Merger.

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

Beginning January 1, 2017, the Company realigned its internal management reporting structure to incorporate the New Business into the existing business, and reorganized its current reportable segments.  The Company is reporting its results using the new reportable segment structure and has restated prior periods to conform to the change in reportable segments.  Refer to Notes 18 and 20 to the consolidated financial statements in Item 8 of this Annual Report for additional information regarding the reportable segments and the acquisition.

The Company reported net income of $21.1 million or $0.42 per diluted share for 2017, as compared to net income of $13.8 million or $0.27 per diluted share for 2016.  Consolidated net sales increased $105.6 million or 20.5% in 2017 as compared to 2016.  Included in the change was the incremental net sales of $91.9 million from the New Business.  For the year to date period, foreign currency translation had a positive impact of $0.2 million.

Results of Operations

2017 Versus 2016

Net sales for the Activated Carbon segment increased $70.2 million or 14.7% from 2016.  Of this increase, the New Business contributed $48.6 million of additional net sales in 2017 as compared to the prior year, primarily in the Food and Beverage and Industrial markets.  Foreign currency translation effects for the segment were not significant.

	Increase (Decrease) in Net Sales
		Foreign	Net of Foreign
(Dollars in millions)	As Reported	Currency Impact	Currency Impact
Environmental Air market	$12.3	$0.2	$12.5
Environmental Water market	0.9	(0.2)	0.7
Food and Beverage market	20.7	(0.5)	20.2
Industrial market	17.4	(0.4)	17.0
Potable Water market	12.7	0.5	13.2
Specialty Carbon market	7.8	0.3	8.1
Other	(1.6)	0.1	(1.5)
Total Activated Carbon	$70.2	$—	$70.2

Excluding the New Business, net sales in the Activated Carbon segment increased in 2017 as compared to 2016.  The increased sales were attributed to higher demand for Environmental Air market mercury removal products as well as respirator products and metal recovery in the Specialty market in the Americas.  In addition, the Potable Water market experienced higher demand for the removal of 1,2,3-trichloropropane (1,2,3-TPC) and perfluorinated compounds (PFCs) contaminants from drinking water.  These increases were partially offset by lower activated carbon pellet sales for treating sulfur and nitrogen oxide emissions in the Asia Environmental Air market as a certain customer order in 2016 did not repeat in 2017.

Net sales for the Alternative Materials segment increased $42.0 million for the year ended December 31, 2017 as compared to the same period in 2016 as a result of $43.3 million of additional sales of diatomaceous earth and perlite filtration media products related to the New Business.  These sales were partially offset by lower demand for defense and medical application products.  Foreign currency translation had a positive impact of $0.2 million for the year ended December 31, 2017, as a stronger Euro offset the weaker British pound sterling.

Net sales for the Advanced Water Purification segment declined $6.7 million when compared to 2016.  Foreign currency translation effects in the Advanced Water Purification segment were not significant.

Increase (Decrease)
(Dollars in millions)	in Net Sales
Ballast water treatment	$(1.5)
Traditional ultraviolet light	(1.2)
Ion exchange	(4.0)
Total Advanced Water Purification	$(6.7)

Net sales for ballast water treatment were lower due to a lack of market demand driven by ship owners requesting extensions to compliance dates and a delay in the IMO implementation schedule from the initial 2017 date to 2019.  Ion exchange and traditional ultraviolet light sales were lower due to several large projects that were completed in 2016 that did not repeat in 2017.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 30.5% for 2017 compared to 32.6% for the comparable 2016 period, a 2.1 percentage point or $13.0 million decrease.  Contributing to the decline was the inclusion in 2017 of the historically lower margins of the New Business which caused an approximate $9.3 million decline, impacting both the Activated Carbon and Alternative Materials segments.  In addition, a $0.9 million business interruption insurance settlement benefited the Activated Carbon segment in 2016.  The remaining decline occurred within the legacy business, primarily in the Activated Carbon segment, due to a less favorable product mix and timing of scheduled major maintenance at the coal-based virgin activated carbon manufacturing facilities.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $8.6 million in 2017 as compared to 2016, primarily as a result of $8.7 million of expense related to the New Business, for which the impact was split relatively evenly between the Activated Carbon and Alternative Materials segments.

Selling, general and administrative expenses decreased $1.0 million or 1.0% in 2017 as compared to 2016.  The decline included lower acquisition and integration related costs of $11.2 million and outside consulting costs of $1.5 million, impacting both the Activated Carbon and Alternative Materials segments, and lower pension settlement charges of $0.5 million in the Activated Carbon segment.  Partially offsetting these amounts were $7.9 million of expenses incurred by the New Business, for which the impact was split relatively evenly between the Activated Carbon and Alternative Materials segments.  The 2017 period also included $4.6 million of costs related to the Pending Merger with Kuraray, which were not allocated to a reportable segment.

Research and development expenses were comparable to 2016

Other operating income for 2017 included the $4.1 million gain on the sale of an idled plant in the UK.

Interest income in 2017 was comparable to 2016.

Interest expense increased $5.5 million in 2017 as compared to 2016 due to an increase in the average outstanding debt balance, primarily resulting from the Company’s purchase of the New Business, coupled with higher interest rates in 2017.

The additional income of $1.3 million in other income (expense) — net for 2017 as compared to 2016 was largely related to favorable foreign exchange when compared to the prior year.

The income tax provision for 2017 was $12.5 million compared to $6.3 million in 2016.  The income tax provision increased $4.7 million  as a result of higher pre-tax earnings in 2017 as compared to 2016.  In addition, the incorporation of the Company’s U.S. Belgium branch in 2017, which was part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business, increased the 2017 income tax provision by $3.1 million as compared to 2016.  Partially offsetting these increases was a $2.0 million decrease in the income tax provision as a result of higher foreign earnings in 2017, since the income tax rates applicable to foreign taxing jurisdictions are lower than those in the U.S.

The effective tax rate for 2017 was 37.1% compared to 31.3% for 2016.  The implementation of the overall single integrated plan of reorganization which included the incorporation of the Company’s U.S. Belgium branch in 2017 resulted in a 9.4% increase in the effective tax rate for 2017.  As discussed in further detail in Note 14 to the consolidated financial statements in Item 8 of this Annual Report, on December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (the Act).  The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.  The net impact of the Act increased the Company’s tax rate by approximately 1.8% over the 2017 statutory rate.  The effective tax rate for 2016 included the 2.7% benefit realized from the enactment of the U.S. Internal Revenue Code Section 987 Treasury Regulations, which were finalized and issued in 2016.  As discussed above, the Company had higher foreign earnings in 2017, which decreased the effective tax rate 3.3% as compared to 2016.

The effective tax rate for 2017 of 37.1% was higher than the U.S. statutory rate of 35% primarily due to the 9.4% increase as a result of the overall single integrated plan of reorganization, which was offset by the 9.8% decrease as a result of foreign earnings, which are taxed at lower income tax rates, both of which are described above.  The effective tax rate for 2017 was 1.8% higher as a result of the Act which was enacted in 2017, which is also described above.  U.S state income taxes caused a 1.9% increase in the effective tax rate, but were partially offset by a 1.3% decrease related to permanent tax differences, primarily related to non-taxable manufacturing income in the U.S. along with other non-taxable income in the UK and Singapore.

2016 Versus 2015

Net sales for the Activated Carbon segment decreased $20.2 million from 2015.  Included in this change was the negative impact of foreign currency translation which totaled $1.8 million.

	Increase (Decrease) in Net Sales
		Foreign	Net of Foreign
(Dollars in millions)	As Reported	Currency Impact	Currency Impact
Environmental Air market	$(9.0)	$(0.6)	$(9.6)
Environmental Water market	(12.8)	(0.6)	(13.4)
Food and Beverage market	(0.9)	—	(0.9)
Industrial market	(2.1)	—	(2.1)
Potable Water market	(0.4)	1.9	(1.5)
Specialty Carbon market	6.6	1.0	7.6
Other	(1.6)	0.1	1.5
Total Activated Carbon	$(20.2)	$1.8	$(18.4)

Contributing to the year over year decline was lower demand in the Environmental Air market resulting from a legacy customer that was using standard product and switched suppliers in 2016 as well as a number of coal-fired electric generation units permanently changing over to gas fired units due to very low natural gas prices.  In addition, the unseasonably warmer winter weather conditions in the early part of the year coupled with the low natural gas prices reduced the operational requirements of certain customers’ coal-fired electric generating units in 2016.  This decline was partially offset by an increase in demand for activated carbon pellets for treating sulfur and nitrogen oxide emissions.  The Environmental Water market was negatively impacted by a customer plant closure in Asia, along with a decline in industrial environmental activity due to a slow economy and large orders in 2015 that did not repeat in 2016.  Lower demand in the Industrial and the Food and Beverage markets was largely due to soft economic conditions, customers optimizing their processes resulting in a rationalization of carbon usage, and a general slowness in project related activity.  An increase in the Specialty Carbon market for metal recovery carbon products in the Americas and for respirator carbon products in Asia partially offset the decline in the other markets.  In addition, 2016 included net sales of $6.4 million related to the New Business primarily in the Food and Beverage and Industrial markets, along with several large projects for carbon adsorption equipment, including $3.3 million related to treatment of perfluorinated compounds in drinking water, recorded in 2016 as compared to the prior year.

Net sales for the Alternative Materials segment increased $5.2 million from 2015 largely due to net sales of $5.7 million related to the New Business subsequent to the acquisition in November 2016.  Higher demand for defense application cloth products was more than offset by the negative impact of foreign currency translation which totaled $0.9 million due to the weaker British Pound Sterling.

Net sales for the Advanced Water Purification segment declined $5.8 million as compared to 2015.  Foreign currency translation effects in the Advanced Water Purification segment were not significant.

Increase (Decrease)
(Dollars in millions)	in Net Sales
Ballast water treatment	(4.7)
Traditional ultraviolet light	(0.3)
Ion exchange	(0.8)
Total Advanced Water Purification	$(5.8)

Net sales for ballast water treatment were lower due to continued regulatory delays and a decline in sales of equipment to offshore service vessels, the demand from which has been impacted by ongoing low oil prices.  In addition, sales of ion exchange equipment were lower due to several large projects in 2015 that did not repeat in 2016.

Net sales less cost of products sold (excluding depreciation and amortization), as a percentage of net sales, was 32.6% for 2016 compared to 35.8% for the comparable 2015 period, a 3.2 percentage point or $16.5 million decrease.  Approximately $11.3 million of this decrease resulted from a decline in the volume of higher margin products, including FLUEPAC® products for mercury removal coupled with an increase in volume of lower margin products compared to the prior year.  Also contributing to the decline was $1.5 million of additional costs related to the inventory fair value step up, and $1.0 million in costs related to scheduled plant maintenance outages at certain of the New Business’ production facilities.  The Company incurred higher post retirement costs of approximately $0.9 million for the U.S. plans in 2016 as compared to 2015.  In 2015, the Company benefited from refunds for import duties paid of $1.3 million which did not repeat in the 2016 period.  A business interruption insurance settlement of $0.9 million received in 2016 provided a partial offset to the aforementioned items, all of which primarily impacted the Activated Carbon segment.  In addition, the Advanced Water Purification segment incurred higher warranty costs of approximately $1.2 million in 2016 as compared to the prior year.  The Company’s cost of products sold excludes depreciation and amortization; therefore it may not be comparable to that of other companies.

Depreciation and amortization increased $2.6 million in 2016 as compared to 2015.  The increase was primarily due to higher depreciation expense related to the completion of several large projects such as the improvement and upgrades to the Company’s manufacturing facilities, the new headquarters facility, and the SAP re-implementation project and $1.4 million incurred by the New Business for the two month period ended December 31, 2016.

Selling, general and administrative expenses increased $15.0 million or 17.7% in 2016 as compared to 2015.  During 2016, $13.4 million of additional transaction costs related to the acquisition of the New Business had been incurred.  The Company experienced higher employee related costs of $0.8 million, of which $0.7 million was a result of higher pension settlement costs in 2016 versus the comparable period in 2015, primarily impacting the Activated Carbon segment.  These increases were partially offset by outside consulting services incurred in 2015, largely related to the SAP re-implementation project, which did not repeat, but were partially offset by other project costs in 2016.  In addition, 2016 expenses included $1.7 million incurred by the New Business for the two month period ended December 31, 2016 reported in the Activated Carbon and Alternative Materials segments.

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

The additional expense of $1.5 million in other income (expense) — net for 2016 as compared to 2015 was largely related to foreign exchange and income reported in 2015 for a decline in the earn-out liability related to a 2010 acquisition that did not repeat in 2016.

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

Cash flows provided by operating activities were $64.6 million in 2017, as compared to $69.0 million in 2016.  Net cash flow was slightly lower between the two periods as a net unfavorable working capital change offset the higher operating results in 2017.  Cash flows provided by operating activities were $69.0 million in 2016 as compared to $69.9 million.  Net cash flow was comparable between the two periods as a net favorable working capital change offset the lower operating results in 2016.

Cash flows used in investing activities decreased in 2017 as 2016 included the acquisition of the New Business for $153.6 million, net of cash acquired.  During 2017, the Company finalized the purchase price of the New Business, resulting in an additional payment of $1.2 million.  Refer to Note 20 to the consolidated financial statements in Item 8 of this Annual Report for further information.

Capital expenditures were $57.4 million, $31.9 million, and $62.3 million, in 2017, 2016 and 2015, respectively.  Expenditures for 2017 and 2016 were primarily for improvements to manufacturing facilities, including the upgrade of the Company’s Pennsylvania reactivation plant and debottlenecking of its plant in France in 2017.  Expenditures for 2015 included $19.3 million for improvements to the Company’s Catlettsburg, Kentucky manufacturing facility, $5.8 million of upgrades to the Tipton plant in the UK, expenditures of $11.3 million related to the Company’s new headquarters facility, which includes the research and development innovation center; and $4.1 million for a SAP re-implementation project.  Capital expenditures for 2018 are currently projected to be approximately $35 million to $45 million.  The aforementioned expenditures are expected to be funded by operating cash flows, cash on hand, and borrowings.

Proceeds for sales of property, plant and equipment were $5.1 million in 2017, $1.2 million in 2016, and not significant in 2015.  The majority of 2017 proceeds were from the sale of an idled plant in the UK, which resulted in a gain of $4.1 million.

Cash flows for financing activities increased significantly in 2016 as compared to 2017 and 2015 as a result of the incremental borrowings required under the Company's debt arrangements to fund the acquisition of the New Business.  Other financing includes the settlement of derivative contracts pertaining to an intercompany loan related to the acquisition of the New Business.

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility

(Revolver) that expires on October 4, 2021 and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.

The Company borrowed the full $100 million under the Term Loan on October 4, 2016.  During the fourth quarter of 2016, the Company borrowed $160 million under the Revolver to finance the acquisition of the New Business, and is available for working capital requirements and general corporate purposes.  The total debt outstanding increased $8.5 million in 2017.  Total availability under the Amended Credit Agreement was $159.2 million as of December 31, 2017.

Required quarterly payments under the Term Loan began January 1, 2017, and are equal to 1.25% of the original outstanding balance of the Term Loan until January 1, 2019, at which time the quarterly repayments will increase to 2.0% until the remaining balance is due on the October 4, 2023 maturity date.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  As a result of an amendment signed in February 2017, the Company is permitted to pay annual dividends of up to $14 million, so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50 million.  The Company must comply with certain financial covenants including minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of December 31, 2017.

In 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which was scheduled to expire on March 24, 2019.  The Company was jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  Total availability under the Japanese Credit Agreement was 2.0 billion Japanese Yen as of December 31, 2017.  In January 2018, the Company canceled the Japanese Credit Agreement.

Refer to Note 8 to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference, for further details on the Company’s borrowing arrangements.

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  As of December 31, 2017, the Company had repurchased a total of 4,598,661 shares at an average price of $18.67 per share under this program.  All of the above mentioned repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  Subsequent to these repurchases, the Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.  In April 2016, the Company suspended the activities of the share repurchase program.

On February 18, 2015, the Company’s Board of Directors reinstated its common stock dividend program.  Quarterly dividends of $0.05 per share were declared and paid in each of the four quarters for the years ended December 31, 2017, 2016, and 2015.  In addition, in February 2018, a common stock dividend of $0.05 per share was declared.  Dividend declaration and payout are at the discretion of the Board of Directors.  Future dividends will depend on the Company’s earnings, cash flows, capital investment plans to pursue long-term growth opportunities, and share repurchases, if any.

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

Cash and cash equivalents include $33.1 million and $27.4 million held by the Company’s foreign subsidiaries as of December 31, 2017 and 2016, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the U.S. without adverse tax consequences.  The Company’s principal sources of liquidity are its cash flows from its operating activities or borrowings directly from its credit facilities.  The Company does not believe the level of its non-U.S. cash position will have an adverse effect on working capital needs, planned growth, repayment of maturing debt, or benefit plan funding.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements, and unconditional purchase obligations.  The following table represents the significant contractual cash obligations and other commercial commitments of the Company as of December 31, 2017:

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portion	$233,500	$5,000	$16,000	$154,500	$58,000
Interest (1)	35,546	8,463	16,166	9,069	1,848
Transition tax payable	6,780	542	1,085	1,085	4,068
Operating leases	41,462	8,579	10,153	6,211	16,519
Unconditional purchase obligations (2)	6,249	3,066	2,362	821	—
Total contractual cash obligations	$323,537	$25,650	$45,766	$171,686	$80,435

(1) The Company’s debt carries variable interest rates.  During 2017, the Company entered into a $50 million interest rate swap to manage its exposure to its variable rate borrowings.  The interest amounts have been estimated based on the applicable interest rate per annum as of December 31, 2017, including the effect of the interest rate swap, which was 3.66% and the outstanding debt balances as of December 31, 2017, adjusted for the future required repayments shown above.

(2)	Primarily for the purchase of information systems and services and raw materials.

As a result of the previously described Tax Cuts and Jobs Act, the Company is required to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  The Company will elect to pay for this transition tax payable over an eight year period, and has reflected the expected payments in the above table.  The long-term tax payable of $0.9 million, related to the accounting for uncertainty in income taxes, has been excluded as the Company is unable to determine the period in which the liability will be resolved.

The Company does not have any special-purpose entities.

The Company maintains qualified defined benefit pension plans, which cover certain non-union and union employees in the U.S. and Europe.  The fair value of the Company’s pension plan assets has increased to $126.9 million as of December 31, 2017 from $116.2 million as of December 31, 2016.  During 2017 and 2016, the Company made lump sum payments of $4.2 million and $5.2 million, respectively, to certain eligible terminated vested participants.  The Pension Protection Act, passed into law in August 2006, prescribes the methodology for determining the minimum amount that must be contributed to U.S. defined benefit pension plans which began in 2008.  During the years ended December 31, 2017 and 2016, respectively, the Company funded its pension plans with $2.9 million and $2.4 million in cash contributions.  The Company expects that it will be required, in accordance with its funding policy, to fund the plans with approximately $4.1 million in contributions for the year ending December 31, 2018.  The Company may make additional contributions to the plans in 2018 beyond the required funding.  Additional voluntary contributions would be dependent upon, among other things, the Company’s ongoing operating results and liquidity.

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

Revenue Recognition

The Company recognizes revenue and related costs when goods are shipped or services are rendered to customers provided that persuasive evidence of an arrangement exists, ownership and risk of loss have passed to the customer, the price to the customer is fixed or determinable, and collection is reasonably assured.  Revenue for major equipment projects is recognized under the percentage of completion method.  The Company’s major equipment projects generally have a long project life cycle from bid solicitation to project completion.  The nature of the contracts are generally fixed price with milestone billings.  The Company recognizes revenue for these projects based on the fixed sales prices multiplied by the percentage of completion.  In applying the percentage of completion method, a project’s percent complete as of any balance sheet date is computed as the ratio of total costs incurred to date divided by the total estimated costs at completion.  As changes in the estimates of total costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change is identified.  The Company has a history of making reasonably dependable estimates of costs at completion on contracts that follow the percentage of completion method; however, due to uncertainties inherent in the estimation process, it is possible that actual project costs at completion could vary from their estimates.  The principal components of costs include material, direct labor, subcontracts, and allocated indirect costs.  Indirect costs primarily consist of administrative labor and associated operating expenses, which are allocated to the respective projects on actual hours charged to the project utilizing a standard hourly rate.

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

The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount.  The Company has elected to perform the annual impairment test of its goodwill and indefinite-lived intangible assets, as required, on December 31 of each year by initially comparing the fair value of each of the Company’s reporting units or indefinite-lived assets to its related carrying value.  If the carrying amount of the intangible asset exceeds its fair value, the Company recognizes an impairment loss in the amount of the excess.  If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly.  Fair values are estimated using discounted cash flows and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate.  The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.  Each reporting unit periodically prepares discrete operating forecasts and uses these forecasts as the basis for assumptions used in the discounted cash flow analysis and guideline public company method.  The Company has consistently used a discount rate commensurate with its cost of capital which ranges 10.5% to 14.0%, adjusted for inherent business risks within its respective reporting units and has consistently used a terminal growth factor of 3.0%.  The Company also reconciles the estimated aggregate fair value of its reporting units as derived from the discounted cash flow analysis and guideline public company method to the Company’s overall market capitalization.  The Company has five reporting units for purposes of goodwill evaluation.  These reporting units include (a) the Activated Carbon segment, the Advanced Water Purification segment which includes (b) ultraviolet light and (c) ion exchange separation technologies, and the Alternative Materials segment which includes the (d) filtration media and (e) cloth reporting units.  The Company continually monitors its reporting units for impairment indicators and updates assumptions used in the most recent calculation of the fair value of a reporting unit as appropriate.  The fair value of the Company’s reporting units substantially exceeds the carrying value as of December 31, 2017.

The Company’s identifiable intangible assets other than goodwill and trade names and trademarks have finite lives.  Certain of these intangible assets are amortized using an accelerated methodology, while the majority are amortized on a straight-line basis over their estimated useful lives.  In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by guidance within ASC 360 “Property, Plant, and Equipment.”

Pensions

The Company maintains defined benefit pension plans covering certain union and non-union employees in the U.S. and Europe.  As of December 31, 2017, all of the U.S. plans are closed to new hires.  In addition, future benefit accruals are frozen for a number of the plans.  Some of the Company’s defined benefit plans allow for lump sum payments, which may trigger settlement accounting.  The Company made lump sum payments from the U.S. and European plans totaling $4.2 million, $5.2 million and $3.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.  As a result of these lump sum payments, the Company incurred settlement charges in the U.S. and European plans totaling $1.0 million, $1.5 million, and $0.8 million, during the years ended December 31, 2017, 2016, and 2015, respectively.

Net periodic pension cost, which totaled $4.1 million, $4.4 million, and $2.0 million in 2017, 2016, and 2015, respectively, is calculated based upon a number of actuarial assumptions.  These assumptions include the long-term rate of return on the defined benefit plans’ assets, funding levels, discount rates, and various other factors related to employees and retirees participating in the defined benefit plans, including retirement age, salary increases, and mortality assumptions.

In 2017 and 2016, the Company assumed an expected weighted average long-term rate of return on the Company’s defined benefit plans’ assets ranging from 4.46% to 6.87% and 5.28% to 7.00%, respectively.  For 2018, the expected weighted average rate of return on assets will range from 4.45% to 6.44%.  In developing the expected long-term rate of return assumption, the Company evaluated input from its investment advisors, including their review of asset class return expectations as well as long-term inflation assumptions.  The Company also considered historical returns on asset classes and the investment mix.  The expected long-term return on the U.S. defined benefit plans’ assets is based on a targeted asset allocation assumption of approximately 40%-50% with equity securities, 45%-55% with fixed-income securities, and 5% with other investments.  The European defined benefit plans’ assets are based on a targeted asset allocation assumption of approximately 25%-35% with equity securities, 40%-50% with fixed-income securities, and 20%-30% with other investments.  The Company regularly reviews its asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

During 2017, the Company funded its defined benefit plans with $2.9 million in cash contributions.  The Company expects that it will be required, in accordance with its funding policy, to fund its defined benefit plans with approximately $4.1 million in contributions in 2018.

The discount rate that the Company utilizes for its defined benefit plans to determine pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency.  The weighted average discount rate determined on this basis has decreased from a range of 2.11% to 4.09% as of December 31, 2016 to a range of 2.02% to 3.63% as of December 31, 2017.

For the U.S. plans, the Company has used the same mortality tables, RP-2014 and a modified version of the projection scale MP-2014 since 2014.  For the European defined benefit plans, the Company utilizes country-specific mortality tables and has used the same tables for the majority of its European plans since 2014.  In 2016, the Company updated the mortality tables used for the UK plans which did not cause a significant increase to the projected benefit obligations for those plans.  For the European defined benefit plans, the Company utilizes country-specific mortality tables and has used the same tables for the majority of its European plans since 2014.  In 2016, the Company updated the mortality tables used for the UK plans which did not cause a significant increase to the projected benefit obligations for those plans.

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

The Company estimates that it will record net periodic pension cost for the defined benefit pension plans that will approximate $2.6 million in 2018.  The Company recorded net periodic pension cost of $4.1 million in 2017, which included a $1.0 million settlement charge.  Thus, the 2018 expected net periodic pension cost is relatively consistent with the 2017 expense, absent the 2017 settlement charge.  Future actual net periodic pension cost will depend on future investment performance, funding levels, changes in discount rates and various other factors related to the populations participating in its defined benefit plans, including lump sum payouts, which could result in the recognition of additional settlement charges.  The Company will continue to evaluate its actuarial assumptions at least annually, and will adjust as necessary.

A sensitivity analysis of the projected incremental effect of a hypothetical one percent change in the significant assumptions used in the pension calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
	U.S. Plans		European Plans
(Dollars in thousands)	(1%)	1%	(1%)	1%
Discount rate
Pension liabilities as of December 31, 2017	$16,561	$(14,506)	$9,099	$(7,129)
Pension costs for the year ended December 31, 2017	$1,110	$(965)	$270	$(197)
Indexation (1)
Pension liabilities as of December 31, 2017	$—	$—	$(4,035)	$4,980
Pension costs for the year ended December 31, 2017	$—	$—	$(312)	$388
Expected return on plan assets
Pension costs for the year ended December 31, 2017	$852	$(852)	$281	$(281)
Compensation
Pension liabilities as of December 31, 2017	$(996)	$1,012	$(1,433)	$1,911
Pension costs for the year ended December 31, 2017	$(177)	$201	$(168)	$234

(1) Pension indexation related to the Company’s German Qualified Plan is regulated by German pension law.  The law dictates that a pension that is already in payment must be adjusted for inflation every 3 years which is measured by the published German price index for the same time interval.  Pension indexation related to the Company’s UK Chemviron Plan is based on the Consumer Price Index in the UK.  For this plan, the index is capped at 5% per annum for pensions accrued between April 6, 1997 and January 1, 2008 and is capped at 2.5% per annum for pensions accrued after December 31, 2007.  For service accrued prior to April 6, 1997, indexation is subject to Trustee discretion, other than the statutory increases applicable to the Guaranteed Minimum Pension elements.  For purposes of the Company’s UK Sutcliffe Speakman plan, the indexation is fixed at 3% per annum for pensions accrued prior to April 6, 1997.  For those pensions accrued from April 6, 1997 to July 31, 2005, the index is based on the Retail Prices Index (RPI) in the UK, subject to a minimum of 3% per annum and a maximum of 5% per annum.  For those pensions accrued after July 31, 2005, the index is based on the RPI in the UK, capped at 2.5% per annum.

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

As described in Note 14 to the consolidated financial statements in Item 8 of this Annual Report, the Company continues to analyze the Tax Cuts and Jobs Act enacted in December 2017 and refine its calculations, which could potentially impact the measurement of its tax balances.  However, as of December 31, 2017, the Company has estimated the impacts on the ending deferred tax balances and the one-time transition tax.

The Company recognizes benefits associated with foreign and domestic net operating loss and credit carryforwards when the Company believes that it is more likely than not that its future taxable income in the relevant tax jurisdictions will be sufficient to enable the realization of the tax benefits.  As of December 31, 2017, the Company had recorded total deferred tax assets of $32.7 million, of which $6.2 million represents tax benefits resulting from net operating losses and credit carryovers including $4.4 million of net operating losses and $1.8 million of state tax credits.  State operating loss carryforwards of $0.5 million, net, expire from 2018 to 2037, of which approximately 98% will begin to expire after 2024, if not utilized.

The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these deferred tax assets to the extent that realization is more likely than not.  Based upon a review of earnings history and trends, forecasted earnings and the relevant expiration of carryforwards, the Company believes that the valuation allowances provided are appropriate.  As of December 31, 2017, the Company has recorded a valuation allowance of approximately $2.1 million related to foreign and state net operating losses, U.S. passive foreign tax credits, and state tax credits.

Approximately 87% of the Company’s deferred tax assets, or $28.5 million, represent temporary differences associated with pensions, accruals, and inventories.  Approximately 63% of the Company’s deferred tax liabilities or $25.9 million as of December 31, 2017 relate to temporary differences associated with property, plant and equipment.  These temporary differences will reverse in the future due to the realization of temporary differences between annual book and tax reporting.  The Company believes that the deferred tax liabilities generally will impact taxable income of the same character (ordinary income), timing, and jurisdiction as the deferred tax assets.

Contingencies

The Company is involved in various asserted and unasserted legal claims.  An estimate is made to accrue for a loss contingency relating to any of these legal claims if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated.  Because of the subjective nature inherent in assessing the outcome of legal claims and because the potential that an adverse outcome in a legal claim could have a material impact on the Company’s legal position or results of operations, such estimates are considered to be critical accounting estimates.  Legal fees associated with defending these various lawsuits and claims are expensed when incurred.  The Company will continue to evaluate all legal matters as additional information becomes available.  Reference is made to Note 16 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of litigation and contingencies.

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

Outlook

Over 85% of the Company’s current revenues are derived from activities in its Activated Carbon segment.  According to the Company and independent market research estimates, demand for activated carbon is forecasted to increase into the future.  This forecasted growth in the usage of activated carbon is expected to be driven by increasing global demand for clean air and drinking water as a result of expected economic growth generally, heightened public and consumer awareness of the harmful impacts to human health of contaminants in air and water supplies, and new and continuing government regulations.  In addition, expected long-term growth of the economies of both mature and developing countries around the world are expected to increase the demand for activated carbon for use in industrial and food and beverage production processes and related wastewater treatment applications.

Ultimately, this expected increase in the future use of activated carbon – as well as the pace and timing of such expected increase – will be dependent upon many factors.  These include: the pace of global economic growth; short or prolonged economic slowdowns in any one or several geographic regions; the impact and timing of potential new air and water regulations as well as the possibility for changes to, or the elimination of existing regulations, including the potential impact of environmental policies of the new Presidential administration installed in the U.S. in January 2017;  changes in corporate income tax policies in the U.S. and other countries; and, potential impacts from changes in the value of the U.S. dollar versus other global currencies.

As a result of the Company’s demonstrated ability to effectively meet market requirements through its provisioning of high performing virgin activated carbon and reactivated carbon, as well as its highly-regarded and value-added field and technical support services and carbon adsorption equipment offerings – either individually or in combination, the Company expects demand for its activated carbon products and services to increase over the longer term.  Backlog for carbon adsorption equipment was $6.2 million as of December 31, 2017 as compared to $7.2 million as of December 31, 2016.

Nearly 10% of the Company’s current revenues are derived from its Alternative Materials segment.  Over the longer term, the Company expects increased demand for its carbon cloth products in wound care applications due to the demonstrated benefits of these products in the wound healing process and for controlling wound odor as well as the Company’s recent and increased focus on marketing these products to wound care end market customers.  In addition the Company anticipates a continuation of steady demand for its diatomaceous earth and perlite filtration media products, particularly in Europe in food and beverage and industrial end market applications.

Less than 5% of the Company’s current revenues are derived from its Advanced Water Purification segment.  Similar to the Activated Carbon segment, the potential for the future growth of activities in this segment are dependent upon environmental regulations – including those related to regulating the discharge of ballast water from ships.  Over the longer term, the Company expects steady demand for its ion exchange and traditional ultraviolet light water treatment products and services, to be complemented by a period of significant growth in demand for its ballast water treatment systems (BWTS).  This expected increase in demand is expected to coincide with, and be driven by, the commencement of the compliance implementation schedule of the International Maritime Organization’s ballast water management regulation (the IMO Convention) on September 8, 2019.  The ultimate timing and pace of change in the demand for the Company’s BWTS will be dependent upon a number of variables including: the September 8, 2019 IMO Convention compliance implementation schedule date remaining in place, and the Company’s level of success in completing the testing of its BWTS to gain type approval for compliance with a separate United States Coast Guard ballast water regulation that is already in effect.  Equipment backlog for the Advanced Water Purification segment was $5.4 million as of December 31, 2017 as compared to $3.7 million as of December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Commodity Price Risk

In the normal course of its business, the Company is exposed to market risk or price fluctuations related to the production of its products.  Coal, natural gas, and wood, which are significant to the manufacturing process, have market prices that fluctuate regularly.  Based on the estimated 2018 usage and price of these items not under a fixed price contract as of January 1, 2018, a hypothetical 10% increase (or decrease) in the price of coal, natural gas, and wood would result in the pre-tax loss (or gain) of $0.3 million, $0.6 million, and $0.7 million, respectively.

To mitigate the risk of fluctuating prices, the Company has entered into long-term contracts or derivative contracts to hedge the purchase of a percentage of the estimated need of coal, natural gas and wood at fixed prices.  The fair value of the cash-flow hedges for natural gas is disclosed in Note 6 to the consolidated financial statements in Item 8 of this Annual Report.

Interest Rate Risk

The Company’s net exposure to interest rate risk consists of borrowings under its U.S. Credit Agreement described within Note 8 to the consolidated financial statements in Item 8 of this Annual Report.  The Company’s U.S. Credit Agreement bears interest at rates that are based off of the prime rate, LIBOR, or Fed Funds rate, plus a margin rate based on the Company’s leverage ratio.  As of December 31, 2017, the Company had $233.5 million of borrowings under the U.S. Credit Agreement.  During 2017, the Company entered into a $50 million interest rate swap to manage its exposure to its variable rate borrowings.  A hypothetical one percentage point increase in the interest rates on the December 31, 2017 outstanding balances under the Company’s variable rate borrowing arrangements would cause annual interest costs to increase by approximately $1.8 million.

Foreign Currency Exchange Risk

The Company is subject to risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures, and existing assets and liabilities denominated in currencies other than U.S. dollars.  The Company enters into foreign currency forward exchange contracts and purchases options to manage these exposures.  A hypothetical 10% strengthening (or weakening) of the U.S. dollar against the British Pound Sterling, Canadian Dollar, Mexican Peso, Brazilian Real, Chinese Yuan, Japanese Yen, Singapore Dollar, Danish Krone, Swedish Krona, and Euro as of December 31, 2017 would result in a pre-tax loss (or gain) of approximately $2.6 million.  The foreign currency forward exchange contracts purchased during 2017 have been accounted for according to ASC 815 “Derivatives and Hedging.”

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness.  Based on this evaluation, management believes that, as of December 31, 2017, the Company’s internal controls over financial reporting were effective.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements.  Deloitte & Touche LLP’s attestation report on the effectiveness of our internal control over financial reporting appears after this Report of Management.

Remediation of Prior Year Material Weakness in Internal Control

A material weakness is defined as a significant deficiency or combination of significant deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of our internal control over financial reporting in the prior year, management concluded there was a material weakness in the design of our internal control over financial reporting as of December 31, 2016 related to the recognition of revenue for a subset of transactions within the U.S. potable water market.  In these instances, certain contracts were inappropriately bifurcated between product delivery and installation and revenue was recognized prior to the completion of the revenue recognition criteria.  Management determined the Company’s controls were not designed to properly identify and assess revenue recognition criteria ensuring all such criteria were considered and met prior to the recording of revenue.

Given this material weakness, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2016.

The following actions were taken by the Company to remediate the material weakness:

•

The Company’s revenue recognition policy was modified with additional detailed guidance on the identification and application of revenue recognition criteria, specifically as it relates to contracts within the U.S. potable water market.

•	Training was conducted within the appropriate areas of the business regarding the Company’s revenue recognition policy.
•

The newly created Compliance function worked with the business units and corporate accounting to assess business processes and enhance internal controls, including those internal controls over the assessment of revenue recognition criteria as it relates to the contracts impacted by the material weakness described above.

Additional internal controls were designed and implemented to specifically address revenue recognition in the U.S. potable water market.

The Company monitored the effectiveness of these remediation actions.  Management concluded, through testing of the operating effectiveness of the Company’s implemented controls related to revenue recognition, that the material weakness has been fully remediated as of December 31, 2017.

Changes in Internal Control

During fiscal year 2016, the Company acquired the wood-based activated carbon, reactivation and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (New Business).  For purposes of Management’s evaluation of the Company’s internal control over financial reporting as of December 31, 2016, we had elected to exclude the New Business from the scope of management’s assessment as permitted by guidance provided by the U.S. Securities and Exchange Commission.  As of December 31, 2017, Management has evaluated the New Business and implemented controls consistent with the Company’s internal control framework.

As a result of the Company’s material weakness in the design of its internal control over financial reporting as of December 31, 2016 related to the recognition of revenue for a subset of transactions within the U.S. potable water market, controls were implemented to address proper revenue recognition.  Management evaluated the effectiveness of these controls as of December 31, 2017.  Management’s evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of controls, and testing their operating effectiveness.  In addition, the evaluation included reviewing the documentation of our existing and new controls, evaluating the design effectiveness of controls, and testing their operating effectiveness.  As a result of the evaluation, Management has determined that the controls described above are operating effectively as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Calgon Carbon Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Calgon Carbon Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Calgon Carbon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calgon Carbon Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania March 1, 2018

We have served as the Company’s auditor since 2000.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands, except per share amounts)	2017	2016	2015

Net sales	$619,811	$514,246	$535,004

Cost of products sold (excluding depreciation and amortization)	430,896	346,398	343,522
Depreciation and amortization	46,667	38,070	35,453
Selling, general and administrative expenses	98,806	99,815	84,810
Research and development expenses	5,416	5,441	6,425
Other operating income	(4,148)	—	—

	577,637	489,724	470,210

Income from operations	42,174	24,522	64,794

Interest income	49	99	58
Interest expense	(7,842)	(2,385)	(773)
Other income (expense) — net	(818)	(2,163)	(693)

Income before income tax provision	33,563	20,073	63,386

Income tax provision (Note 14)	12,462	6,276	19,923

Net income	21,101	13,797	43,463

Other comprehensive income (loss), net of tax (Note 12)
Foreign currency translation	27,989	(10,956)	(13,013)
Defined benefit pension plans	1,292	(1,899)	(116)
Derivatives	(1,323)	886	(991)

Total other comprehensive income (loss)	27,958	(11,969)	(14,120)

Total comprehensive income	$49,059	$1,828	$29,343

Net income per common share
Basic	$0.42	$0.27	$0.84
Diluted	$0.42	$0.27	$0.82

Dividends per common share	$0.20	$0.20	$0.20

Weighted average shares outstanding, in thousands
Basic	50,470	50,259	51,902
Diluted	50,546	51,023	52,709

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Calgon Carbon Corporation

	December 31
(Dollars in thousands)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$42,328	$37,984
Receivables (net of allowance of $1,820 and $1,416)	133,465	108,056
Revenue recognized in excess of billings on uncompleted contracts	7,601	6,998
Inventories	121,647	125,115
Other current assets	16,154	13,437
Total current assets	321,195	291,590

Property, plant and equipment, net	399,510	366,442
Intangibles, net	44,066	40,543
Goodwill	77,773	66,316
Deferred income taxes	9,515	7,957
Other assets	2,525	2,370
Total assets	$854,584	$775,218

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$92,852	$74,493
Billings in excess of revenue recognized on uncompleted contracts	4,097	4,063
Payroll and benefits payable	20,097	15,458
Accrued income taxes	2,713	1,641
Current portion of long-term debt	5,000	5,000
Total current liabilities	124,759	100,655

Long-term debt	228,500	220,000
Deferred income taxes	17,584	25,624
Accrued pension and other liabilities	59,320	47,796
Total liabilities	430,163	394,075

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 61,729,948 and 61,531,025 shares issued	617	615
Additional paid-in capital	190,534	185,791
Retained earnings	413,198	402,286
Treasury stock, at cost, 10,804,009 and 10,781,001 shares	(154,287)	(153,950)
Accumulated other comprehensive loss	(25,641)	(53,599)
Total stockholders’ equity	424,421	381,143
Total liabilities and stockholders’ equity	$854,584	$775,218

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Calgon Carbon Corporation

	Year Ended December 31
(Dollars in thousands)	2017	2016	2015

Cash flows from operating activities
Net income	$21,101	$13,797	$43,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,667	38,070	35,453
Gain on sale of property, plant and equipment	(4,148)	—	—
Employee benefit plan provisions	4,084	4,376	2,044
Stock-based compensation	4,338	4,058	3,761
Deferred income tax (benefit) expense	(9,339)	(5,392)	6,782
Changes in assets and liabilities — net of effects from foreign exchange:
Receivables	(19,358)	(3,665)	(4,751)
Inventories	5,458	3,692	(14,805)
Revenue in excess of billings on uncompleted contracts and other current assets	(3,987)	5,302	53
Accounts payable and other accrued liabilities	16,018	11,247	1,112
Transition tax payable	6,780	—	—
Pension contributions	(2,925)	(2,426)	(3,056)
Other items — net	(98)	(87)	(175)
Net cash provided by operating activities	64,591	68,972	69,881

Cash flows from investing activities
Purchase of business - net of cash	(1,234)	(153,599)	—
Capital expenditures	(57,379)	(31,870)	(62,264)
Proceeds from sale of assets	5,106	1,234	—
Other investing	348	—	—
Net cash used in investing activities	(53,159)	(184,235)	(62,264)

Cash flows from financing activities
Japanese working capital loan borrowings — short-term	—	—	1,643
Japanese working capital loan repayments — short-term	—	—	(2,490)
Credit agreement borrowings — long-term	151,411	328,249	111,400
Credit agreement repayments — long-term	(142,920)	(210,650)	(70,400)
Repayment of Japanese term loan — long-term	—	(4,002)	—
Treasury stock purchased	(337)	(8,655)	(35,634)
Common stock dividends paid	(10,189)	(10,138)	(10,430)
Proceeds from the exercise of stock options	407	286	1,095
Other financing	(10,916)	5,709	—
Net cash (used in) provided by financing activities	(12,544)	100,799	(4,816)

Effect of exchange rate changes on cash and cash equivalents	5,456	(1,181)	(2,305)

Net increase (decrease) increase in cash and cash equivalents	4,344	(15,645)	496
Cash and cash equivalents, beginning of period	37,984	53,629	53,133
Cash and cash equivalents, end of period	$42,328	$37,984	$53,629

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Calgon Carbon Corporation

					Accumulated
	Common		Additional		Other	Treasury		Total
	Stock	Common	Paid-In	Retained	Comprehensive	Stock	Treasury	Stockholders'
(Dollars in thousands)	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity
Balance, December 31, 2014 (Note 11)	61,123,259	$612	$176,438	$365,594	$(27,510)	8,196,372	$(109,661)	$405,473
2015
Net income	—	—	—	43,463	—	—	—	43,463
Other comprehensive loss, net of tax (Note 12)	—	—	—	—	(14,120)	—	—	(14,120)
Cash dividends	—	—	—	(10,430)	—	—	—	(10,430)
Employee and director stock plans	177,294	1	5,238	—	—	—	—	5,239
Share repurchase (Note 11)	—	—	—	—	—	2,002,444	(34,952)	(34,952)
Treasury stock purchased	—	—	—	—	—	33,796	(682)	(682)
Balance, December 31, 2015 (Note 11)	61,300,553	$613	$181,676	$398,627	$(41,630)	10,232,612	$(145,295)	$393,991

2016
Net income	—	—	—	13,797	—	—	—	13,797
Other comprehensive loss, net of tax (Note 12)	—	—	—	—	(11,969)	—	—	(11,969)
Cash dividends	—	—	—	(10,138)	—	—	—	(10,138)
Employee and director stock plans	230,472	2	4,115	—	—	—	—	4,117
Share repurchase (Note 11)	—	—	—	—	—	518,576	(8,201)	(8,201)
Treasury stock purchased	—	—	—	—	—	29,813	(454)	(454)
Balance, December 31, 2016 (Note 11)	61,531,025	$615	$185,791	$402,286	$(53,599)	10,781,001	$(153,950)	$381,143

2017
Net income	—	—	—	21,101	—	—	—	21,101
Other comprehensive income, net of tax (Note 12)	—	—	—	—	27,958	—	—	27,958
Cash dividends	—	—	—	(10,189)	—	—	—	(10,189)
Employee and director stock plans	198,923	2	4,743	—	—	—	—	4,745
Treasury stock purchased	—	—	—	—	—	23,008	(337)	(337)
Balance, December 31, 2017 (Note 11)	61,729,948	$617	$190,534	$413,198	$(25,641)	10,804,009	$(154,287)	$424,421

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Calgon Carbon Corporation

(Dollars in thousands, except per share amounts or as otherwise noted)

1. Summary of Accounting Policies

Operations

Calgon Carbon Corporation (the Company) is a global leader in innovative solutions, high quality products and reliable services designed to protect human health and the environment from harmful contaminants in water and air.  As a leading manufacturer of activated carbon, with broad capabilities in ultraviolet light disinfection, the Company provides purification solutions for drinking water, wastewater, pollution abatement, and a variety of industrial and commercial manufacturing processes.  The Company’s operations are principally conducted in three business segments: Activated Carbon, Alternative Materials, and Advanced Water Purification.  Each of these segments includes the production, design and marketing of products and services specifically developed for the purification, separation and concentration of liquids and gases and other media.  The Activated Carbon segment relies on activated carbon as a base material, while the Advanced Water Purification segment relies on a variety of methods and materials which involve other products.  The Alternative Materials segment supplies diatomaceous earth and perlite filtration media for use in applications for decolorization, purification, decontamination, and filtration of liquids in various applications including food and beverage, industrial and pharmaceuticals; as well as activated carbon cloth for use in military, industrial, and medical applications.  The Company’s largest markets are in the United States (U.S.), Europe, and Japan.  The Company also has markets in Africa, Canada, China, India, Latin America, and in other parts of Asia.  On November 2, 2016, the Company completed the acquisition of the wood-based activated carbon, reactivation, and mineral-based filtration media business of CECA, a subsidiary of Arkema Group (New Business).  With the complementary New Business located in Europe, the Company became an even more global and diverse industry leader in activated carbon and reactivation, as well as filtration media in the form of diatomaceous earth and perlites.  Refer to Notes 18 and 20 for additional information regarding the acquisition.

On September 21, 2017, the Company entered into a definitive merger agreement under which a subsidiary of the Japanese chemical manufacturer Kuraray Co., Ltd. (Kuraray) agreed to acquire the Company, by way of a reverse triangular merger (Pending Merger). Following the consummation of the Pending Merger, the Company would become a wholly owned subsidiary of Kuraray.  Refer to Note 21 for additional information regarding the Pending Merger.

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

Foreign Currency

Substantially all assets and liabilities of the Company’s international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year.  Translation adjustments represent other comprehensive income or loss and are accumulated in a separate component of stockholders’ equity.  Transaction gains and losses are included in other income (expense) — net.

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

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments made with an original maturity of three months or less to be cash equivalents.  From time to time, the Company could have cash deposited with financial institutions in excess of federally insured limits.  As of December 31, 2017 and 2016, the Company had $3.8 million and $4.8 million, respectively, of cash deposits with U.S. financial institutions in excess of federally insured limits.  The Company’s foreign subsidiaries held cash and cash equivalents of $33.1 million and $27.4 million as of December 31, 2017 and 2016, respectively.  Generally, cash and cash equivalents held by foreign subsidiaries are not readily available for use in the U.S. without adverse tax consequences.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and customer receivables.  The Company places its cash with financial institutions and invests in low-risk, highly liquid instruments.  With respect to customer receivables, the Company believes that it has no significant concentration of credit risk as no single customer accounted for more than 10 percent of gross annual revenues as of December 31, 2017.  The Company closely monitors the credit risk associated with its customers and to date has not experienced material losses.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The amount of allowance recorded is primarily based upon a periodic review of specific customer transactions that remain outstanding at least three months beyond their respective due dates.

Inventories

Inventories are carried at the lower of cost or net realizable value.  Inventory costs are primarily determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Repair and maintenance costs are expensed as incurred.  Depreciation for financial reporting purposes is computed on the straight-line method over the estimated service lives of the assets, which are from 15 to 30 years for land improvements and buildings, 5 to 15 years for furniture, machinery and equipment, 5 to 10 years for customer capital, 5 years for vehicles, and 5 to 10 years for computer hardware and software.  Depletion is computed for mineral rights for the diatomite ore deposits using the units-of-production method and is included in the Company’s depreciation expense.  Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized.

Asset Retirement Obligations

The Company has asset retirement obligations (AROs) related to reclamation obligations associated with the normal operation of the diatomite mining facilities.  These AROs consist primarily of costs associated with mine reclamation and landfill closures.  The fair values of these AROs are recorded on a discounted basis at the time the obligation is incurred, and accreted over time for the change in present value.  Additionally, the Company capitalizes asset retirement costs by increasing the carrying amount of the related long-lived assets and depreciating these assets over the remaining life of the active mining facilities.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.  Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition.  In accordance with guidance within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350 “Intangibles - Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.

The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, or when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount.  The Company has elected to perform the annual impairment test of its goodwill and indefinite-lived intangible assets, as required, on December 31 of each year by initially comparing the fair value of each of the Company’s reporting units or indefinite-lived assets to its related carrying value.  If the carrying amount of the intangible asset exceeds its fair value, the Company recognizes an impairment loss in the amount of the excess.  If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of the goodwill.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and the Company recognizes such impairment accordingly.  Fair values are estimated using discounted cash flows and other valuation methodologies that are based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate.  The Company also considers such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.

The Company’s identifiable intangible assets other than goodwill and trade names and trademarks have finite lives.  Certain of these intangible assets are amortized using an accelerated methodology, while the majority are amortized on a straight-line basis over their estimated useful lives.  In addition, intangible assets with finite lives are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, as prescribed by guidance within ASC 360 “Property, Plant, and Equipment.”

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

Derivative Instruments

The Company applies ASC 815 “Derivatives and Hedging” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Derivative financial instruments are utilized by the Company to manage risk exposure to movements in foreign exchange rates, interest rates or the prices of natural gas.  The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties.  In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.  The Company does not net its derivative positions by counterparty for purposes of balance sheet presentation and disclosure.  Changes in the value of the derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and meets certain other criteria.  The Company does not hold derivative financial instruments for trading purposes.

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

Stock-Based Compensation

The Company applies ASC 718 “Compensation — Stock Compensation” and accordingly records compensation expense for stock options over the vesting period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model.  For time vested restricted stock awards, the nonvested restricted stock grant date fair value, which is the market price of the underlying common stock, is expensed over the vesting period.  For certain performance based stock awards that vest subject to a market condition, the initial grant date fair value is determined using a Monte Carlo simulation model and is expensed on a straight-line basis over the performance period.  For certain performance based stock awards that vest subject to a performance condition, the initial grant date fair value is the market price of the underlying common stock.  This fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  The Company’s stock-based compensation plans are more fully described in Note 10.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares are determined using the treasury stock method.  Under the treasury stock method, the Company’s stock-based compensation awards are treated as if they had been exercised, with any proceeds used to repurchase common stock at the average market price during the period.  Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation.  For the Company’s performance based stock awards, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all awards granted.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book and tax basis of assets and liabilities based upon enacted tax rates.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.  The Company assesses its ability to realize deferred tax assets based on normalized historical performance and on projections of future taxable income in the relevant tax jurisdictions.  Normalized historical performance for purposes of this assessment includes adjustments for those income and expense items that are unusual and non-recurring in nature and are not expected to affect results in future periods.  Such unusual and non-recurring items include the effects of legal fees or settlements associated with specific litigation matters, acquisition and restructuring costs.  The Company’s projections of future taxable income consider known events, such as the passage of legislation or expected occurrences, and do not reflect a general growth assumption.  The Company’s estimates of future taxable income are reviewed annually or whenever events or changes in circumstances indicate that such projections should be modified.

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

Except for the estimated U.S. transition tax, no provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries because these earnings are intended to be indefinitely reinvested outside the U.S.  These earnings would become subject to additional income tax if they were remitted as dividends, were loaned to the Company or a U.S. affiliate, or if the Company were to sell its ownership interest in the subsidiaries.  Refer to Note 14 for additional information on the estimated U.S. transition tax.

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

Government Grants

The Company’s policy for accounting for government grants, including non-monetary grants at fair value, is to recognize them only when there is reasonable assurance that (a) the Company will comply with the conditions attached to the grants and (b) the grants will be received.  A grant will be recognized over the period necessary to match it to the related costs, for which it is intended to compensate, on a systematic basis.  A grant related to assets is presented by deducting it from the asset’s depreciation expense and is reported within cash flows from investing activities.  A grant related to income will be deducted from the related expense and reported within cash flows from operating activities.

Labor Agreements

Collective bargaining agreements cover approximately 48% of the Company’s full-time labor force as of December 31, 2017 and expire at various dates through 2021.  Approximately 3% of the Company’s labor force is operating under a contract that expired on December 31, 2017, which is in the process of being renegotiated.    The Company has certain contracts with national labor organizations in the U.S. and Europe that expire in July and December 2018, respectively, affecting 4% and 25% of the Company’s labor force, respectively.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue (Topic 606): Revenue from Contracts with Customers”, as amended, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying five steps listed in the guidance.  ASU 2014-09 also requires disclosure of both quantitative and qualitative information that enables users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customers.  The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

The Company will adopt the new revenue standard effective January 1, 2018 using the modified retrospective method.  The Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, for those contracts not completed as of the adoption date, however this effect is not expected to be material.  While certain assets and liabilities will also change upon adoption of this standard, the changes are again not expected to be material.  There will be no restatement of comparative prior year information, as those periods will continue to be reported under the accounting standards in effect for those periods.

Prospectively, the Company does not expect that the adoption of the new revenue standard will have a material impact to the Company’s net income on an ongoing basis.  For the majority of the Company’s revenue which consists of product sales, the Company does not anticipate a material change to result from the adoption of the new standard, as the revenue recognition will continue to be at a point in time.  Approximately 6% of the Company’s consolidated net sales for the year ended December 31, 2017 were recognized on a percentage of completion basis.  For some of these contracts, the new guidance will instead require revenue to be recognized at a point in time due to the nature of the product, which in some cases has an alternative use to the Company.  In 2017, these sales are reported in both the Activated Carbon and Advanced Water Purification reportable segments.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory” which requires entities to measure most inventory at the lower of cost and net realizable value.  This simplifies the current guidance under which an entity measures inventory at the lower of cost or market.  Market in this context is defined as one of three different measures, one of which is net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The Company adopted this ASU on a prospective basis as of January 1, 2017 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which introduces a lessee model that brings most leases on the balance sheet, requiring lessees to recognize the right to use assets and lease obligations that arise from lease arrangements exceeding a twelve month term.  Lessees will also need to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  Entities are required to use a modified retrospective transition for existing leases.  The Company is evaluating the provisions of this ASU and assessing the impact it may have on the Company’s consolidated financial statements and related disclosures.  At a minimum, total assets and total liabilities will increase in the period the ASU is adopted.  As of December 31, 2017, the Company’s undiscounted future minimum payments outstanding for lease obligations were approximately $41 million.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Company adopted the provisions of this ASU effective January 1, 2017 and it did not have a material impact on the Company’s consolidated financial statements.

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

In August and November 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” and ASU 2016-18, “Statement of Cash Flows (Topic 230):  Restricted Cash” to add or clarify guidance on the classification of certain cash receipts and payments and restricted cash in the statement of cash flows.  Entities must apply the guidance retrospectively to all periods presented, but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  The Company is planning to adopt the provisions of this ASU, effective January 1, 2018.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that employers disclose components of their pension service cost in the same line item as other compensation costs related to relevant employees.  The ASU also requires that other components of net benefit costs be presented separately from the service cost component within the income statement, and outside of income from operations.  The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods.  The Company will retrospectively adopt this ASU as of January 1, 2018 as required, which will result in a reclassification of $2.6 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively, for the components of net periodic pension cost other than service cost outside of income from operations on the Company’s consolidated financial statements.

2. Inventories

	December 31
	2017	2016
Raw materials	$29,940	$24,831
Finished goods	91,707	100,284
Total	$121,647	$125,115

Inventories are recorded net of reserves of $2.8 million and $2.6 million for obsolete and slow-moving items as of December 31, 2017 and 2016, respectively.

3. Property, Plant and Equipment

	December 31
	2017	2016
Land and improvements	$39,679	$37,479
Mineral rights	11,424	11,240
Buildings	96,694	90,385
Machinery, equipment and customer capital	524,162	494,722
Computer hardware and software	45,499	43,631
Furniture and vehicles	12,189	10,893
Construction-in-progress	61,459	30,525
	791,106	718,875
Less accumulated depreciation	(391,596)	(352,433)
Property, plant and equipment, net	$399,510	$366,442

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 totaled $44.4 million, $36.3 million, and $33.7 million, respectively.

In 2017, the Company sold an idled plant in the United Kingdom (UK) and recorded a $4.1 million gain in earnings, within other operating income.  Proceeds from the sale of assets of $4.7 million was reflected on the consolidated statements of cash flows.

The Company's AROs are for legal obligations associated with the normal operations of the diatomite mining facilities up to the end of the quarries’ exploration.  These AROs consist primarily of costs associated with mine reclamation and landfill closures related to the mineral rights.  As of December 31, 2017 and 2016, the $2.8 million and $1.8 million liabilities were recorded as components of accrued pension and other liabilities.

4. Goodwill and Other Identifiable Intangible Assets

The Company has elected to perform the annual impairment test of its goodwill and indefinite-lived intangible assets, as required, on December 31 of each year.  For purposes of the test, the Company has identified five reporting units as defined within ASC 350 “Intangibles – Goodwill and Other” and has allocated goodwill to these reporting units accordingly.  These reporting units include (a) Activated Carbon segment, the Advanced Water Purification segment which includes (b) ultraviolet light and (c) ion exchange separation technologies, and the Alternative Materials segment which includes the (d) filtration media and (e) cloth reporting units.

Goodwill and the changes in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016 are as follows:

	Activated	Alternative	Advanced
	Carbon	Materials	Water Purification
	Segment	Segment	Segment	Total
Balance as of January 1, 2016	$19,604	$60	$6,113	$25,777
Goodwill acquired (Note 20)	26,415	16,429	—	42,844
Foreign currency translation	(1,673)	(679)	47	(2,305)
Balance as of December 31, 2016	44,346	15,810	6,160	66,316
Measurement period adjustments	2,788	2,085	—	4,873
Foreign currency translation	4,054	2,427	103	6,584
Balance as of December 31, 2017	$51,188	$20,322	$6,263	$77,773

The following is a summary of the Company’s identifiable intangible assets as of December 31, 2017 and 2016, respectively:

	December 31, 2017
	Weighted
	Average		Gross			Net
	Amortization		Carrying	Foreign	Accumulated	Carrying
	Period		Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Customer relationships	18.9	Years	$25,584	$1,250	$(9,859)	$16,975
Product certification	8.4	Years	8,453	(89)	(4,427)	3,937
Unpatented technology	20.0	Years	14,174	1,273	(839)	14,608
Licenses	20.0	Years	964	(81)	(394)	489
	17.9	Years	49,175	2,353	(15,519)	36,009
Indefinite-lived intangible assets:
Trade names and trademarks			7,362	695	—	8,057

Total			$56,537	$3,048	$(15,519)	$44,066

	December 31, 2016
	Weighted
	Average		Gross			Net
	Amortization		Carrying	Foreign	Accumulated	Carrying
	Period		Amount	Exchange	Amortization	Amount
Amortized intangible assets:
Customer relationships	18.9	Years	$25,035	$(873)	$(8,900)	$15,262
Product certification	7.4	Years	8,649	(90)	(4,320)	4,239
Unpatented technology	20.0	Years	14,174	(586)	(114)	13,474
Licenses	20.0	Years	964	(99)	(354)	511
	17.3	Years	48,822	(1,648)	(13,688)	33,486
Indefinite-lived intangible assets:
Trade names and trademarks			7,362	(305)	—	7,057

Total			$56,184	$(1,953)	$(13,688)	$40,543

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $2.3 million, $1.8 million, and $1.7 million, respectively, of amortization expense related to intangible assets.  The Company estimates amortization expense to be recognized during the next five years as follows:

For the year ending December 31:
2018	$2,230
2019	2,477
2020	2,389
2021	2,344
2022	2,333

5. Fair Value Measurements

The following financial instrument assets (liabilities) are presented below at carrying amount, fair value, and classification within the fair value hierarchy (refer to Notes 6 and 8 for details relating to derivative instruments and borrowing arrangements).  The only financial instruments measured at fair value on a recurring basis are derivative instruments and the acquisition earn-out liability:

	Fair Value	December 31, 2017		December 31, 2016
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Derivative assets	2	$560	$560	$1,168	$1,168
Derivative liabilities	2	(1,095)	(1,095)	(1,452)	(1,452)
Acquisition earn-out liability	2	—	—	(125)	(125)
Long-term debt, including current portion	2	(233,500)	(233,500)	(225,000)	(225,000)

Cash, accounts receivable and accounts payable included in the consolidated balance sheets approximate fair value and are excluded from the table above.  The fair value of derivative assets and liabilities are measured based on inputs from market sources that aggregate data based upon market transactions.  Fair value for the acquisition earn-out liability is based upon Level 2 inputs which are periodically re-evaluated for changes in future projections and the discount rate.  This liability is recorded in accrued pension and other liabilities within the Company’s consolidated balance sheets.  The Company’s debt bears interest based on market rates and, accordingly, the carrying value of this obligation approximates fair value.

6. Derivative Instruments

The Company uses foreign currency forward exchange contracts and foreign exchange option contracts to limit the exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions.  Management’s policy for managing risk is to use derivatives to hedge up to 75% of the value of the forecasted exposure.  The foreign currency forward exchange contracts generally mature within eighteen months, while the natural gas contracts generally mature within twenty-four months.

In May 2017, the Company entered into a $50.0 million interest rate swap contract (the Swap) with a 2023 termination date, to manage its exposure to its variable rate LIBOR-based borrowings.

The Company accounts for its derivative instruments under ASC 815 “Derivatives and Hedging.”  Hedge effectiveness is measured on a quarterly basis and any portion of ineffectiveness as well as hedge components excluded from the assessment of effectiveness are recorded directly to current earnings, in other income (expense) — net.

The fair value of outstanding derivative contracts in the consolidated balance sheets was as follows:

		December 31
Asset Derivatives	Balance Sheet Locations	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$129	$670
Natural gas contracts	Other current assets	—	255
Foreign exchange contracts	Other assets	—	179
Natural gas contracts	Other assets	1	43
Interest rate swap contract	Other assets	121	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	309	21
Total asset derivatives		$560	$1,168

		December 31
Liability Derivatives	Balance Sheet Locations	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$639	$30
Natural gas contracts	Accounts payable and accrued liabilities	143	—
Foreign exchange contracts	Accrued pension and other liabilities	52	1
Natural gas contracts	Accrued pension and other liabilities	50	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	211	1,421
Total liability derivatives		$1,095	$1,452

The Company had the following outstanding derivative contracts that were entered into to hedge forecasted transactions:

	December 31
(in thousands except for millions of British Thermal Units (mmbtu))	2017	2016	2015
Natural gas contracts (mmbtu)	1,105,000	540,000	955,000
Foreign exchange contracts	$75,006	$199,420	$37,016
Interest rate swap contract	$50,000	$—	$—

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

	December 31, 2017		December 31, 2016
	Fair Value	Fair Value	Fair Value	Fair Value
	of Assets	of Liabilities	of Assets	of Liabilities
Gross derivative amounts recognized in the balance sheet	$560	$1,095	$1,168	$1,452
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(341)	(341)	(52)	(52)
Net amount	$219	$754	$1,116	$1,400

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
	Year Ended December 31
	2017	2016	2015
Foreign exchange contracts	$(1,421)	$399	$647
Natural gas contracts	(467)	835	(984)
Interest rate swap contract	(190)	—	—
Total	$(2,078)	$1,234	$(337)

	Amount of Gain or (Loss) Recognized from
	Accumulated OCI into Earnings (Effective Portion) (1)
	Year Ended December 31
	2017	2016	2015
Foreign exchange contracts	$102	$206	$2,077
Natural gas contracts	66	(339)	(941)
Interest rate swap contract	(311)	—	—
Total	$(143)	$(133)	$1,136

(1)	Assuming market rates remain constant with the rates as of December 31, 2017, a loss of $0.7 million is expected to be recognized in earnings over the next 12 months.

During the years ended December 31, 2017, 2016, and 2015, there was no gain or (loss) recognized in earnings on derivatives related to the ineffective portion and the amount excluded from effectiveness testing.

Derivatives Not Designated as Hedging Instruments

The Company has also entered into certain derivatives to minimize its exposure of exchange rate fluctuations on certain foreign currency receivables, payables, and other known and forecasted transactional exposures.  The Company has not qualified these contracts for hedge accounting treatment and therefore, the fair value gains and losses on these contracts are recorded in earnings, in other income (expense) — net as follows:

	Amount of Gain or (Loss) Recognized
	in Earnings on Derivatives
	Year Ended December 31
	2017	2016	2015
Foreign exchange contracts	$(9,096)	$4,425	$(1,042)
Total	$(9,096)	$4,425	$(1,042)

For the years ended December 31, 2017 and 2016, non-designated contracts pertaining to an intercompany loan related to the acquisition of the New Business resulted in net losses of $9.6 million and a net gain of $4.4 million, respectively, which were offset by foreign exchange transaction gains of $10.3 million and losses of $5.0 million, respectively, both of which were recorded in earnings, within other income (expense) — net.  The realized portion of this loss from the settlement of these contracts was reflected in other financing on the consolidated statements of cash flows.

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

Warranty terms are based on the negotiated equipment project contract and typically are either 18 months from shipment date or 12 months from project startup date.  The change in the warranty reserve, which is included in accounts payable and accrued liabilities in the consolidated balance sheets, is as follows:

	December 31
	2017	2016
Balance as of January 1	$1,402	$1,252
Payments and replacement product	(390)	(1,495)
Additions to warranty reserve for warranties issued during the period	618	1,647
Change in the warranty reserve for pre-existing warranties	6	(2)
Balance as of December 31	$1,636	$1,402

8. Borrowing Arrangements

	December 31
	2017	2016
Total long-term debt	$233,500	$225,000
Less current portion of long-term debt	(5,000)	(5,000)
Net long-term debt	$228,500	$220,000

U.S. Credit Agreement

On October 4, 2016, the Company entered into the First Amended and Restated Credit Agreement (Credit

Agreement) which provides for total borrowing capacity of $400 million, comprised of a $300 million revolving credit facility (Revolver) that expires on October 4, 2021 and a $100 million term loan facility (Term Loan) that expires on October 4, 2023.

The Revolver contains a $75 million sublimit for the issuance of letters of credit, and a $15 million sublimit for swing loans.  The Company has the option to increase the Revolver by a maximum of $100 million with the consent of the Lenders.  Availability under the Credit Agreement was conditioned upon various customary conditions.  Upon entering into the Credit Agreement, the Company incurred issuance costs of $0.8 million of which approximately $0.1 million was expensed. The remainder of the issuance costs were deferred, and along with other previously deferred costs, are being amortized over the terms of the Revolver and Term Loan facilities.  A quarterly nonrefundable commitment fee is payable by the Company based on the unused availability under the Revolver and was equal to 0.25% as of December 31, 2017.

The interest rate on amounts owed under the Revolver and Term Loan will be, at the Company’s option, either (i) a fluctuating Base Rate or (ii) an adjusted LIBOR rate, plus, in each case, an applicable margin based on the Company’s leverage ratio as set forth in the Credit Agreement.  The interest rate charged on amounts owed under swing loans will be either (i) a fluctuating Base Rate or (ii) such other interest rates as the lender and the Company may agree to from time to time.  The interest rate per annum on outstanding borrowings ranged from 3.37% to 3.62% as of December 31, 2017.

The Company borrowed the full $100 million under the Term Loan on October 4, 2016.  During the fourth quarter of 2016, the Company borrowed $160 million under the Revolver to finance the acquisition of the New Business.  Required quarterly repayments under the Term Loan began January 1, 2017, and are equal to 1.25% of the original outstanding balance of the Term Loan until January 1, 2019, at which time the quarterly repayments will increase to 2.0% until the remaining balance is due on the October 4, 2023 maturity date.  As a result, $5.0 million is shown as the current portion of long-term debt within the consolidated balance sheets as of both December 31, 2017 and 2016.

Total outstanding borrowings under the Revolver as of December 31, 2017 and 2016 were $138.5 million and $125.0 million respectively.  Total availability under the Revolver as of December 31, 2017 and 2016 was $159.2 million and $172.5 million, respectively, after considering borrowings and outstanding letters of credit of $2.3 million and $2.5 million as of December 31, 2017 and 2016, respectively.  Total outstanding borrowings under the Term Loan were $95.0 million and $100.0 million as of as of December 31, 2017 and 2016, respectively.  There is no remaining availability under the Term Loan.  Borrowings and repayments are presented on a gross basis within the Company’s consolidated statement of cash flows.

Certain domestic subsidiaries of the Company unconditionally guarantee all indebtedness and obligations related to borrowings under the Credit Agreement.  The Company’s obligations under the Credit Agreement are unsecured.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.  As of a result of an amendment signed in February 2017, the Company is permitted to pay annual dividends of up to $14 million, so long as the sum of availability under the Credit Agreement and the amount of U.S. cash on hand is at least $50 million.  In addition, the Credit Agreement includes limitations on the Company and its subsidiaries with respect to indebtedness, additional liens, disposition of assets or subsidiaries, and transactions with affiliates.  The Company must comply with certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio as defined within the Credit Agreement.  The Company was in compliance with all such covenants as of December 31, 2017.  The Credit Agreement also provides for customary events of default, including failure to pay principal or interest when due, breach of representations and warranties, certain insolvency or receivership events affecting the Company and its subsidiaries and a change in control of the Company.  If an event of default occurs, the lenders would be under no further obligation to make loans or issue letters of credit.  Upon the occurrence of certain events of default, all outstanding obligations of the Company automatically would become immediately due and payable, and other events of default would allow the agent to declare all or any portion of the outstanding obligations of the Company to be immediately due and payable.

Japanese Credit Agreement

In 2016, Calgon Carbon Japan (CCJ) entered into a 2.0 billion Japanese Yen unsecured revolving loan facility agreement (Japanese Credit Agreement) which was scheduled to expire on March 24, 2019.  As of both December 31, 2017 and 2016, there were no amounts outstanding under the Japanese Credit Agreement.  Total availability was 2.0 billion Japanese yen, or $17.8 million as of December 31, 2017.  Borrowings and repayments are presented on a gross basis within the Company’s consolidated statements of cash flows.

A quarterly nonrefundable commitment fee was payable by CCJ based on the unused availability under the Japanese Credit Agreement and was equal to 0.25% as of December 31, 2017.  The Japanese Credit Agreement bore interest based on the Tokyo Interbank Offered Rate of interest, plus an applicable margin based on the Company’s leverage ratio as defined in the U.S. Credit Agreement.  The interest rate averaged 2.06% and 1.31% per annum as of December 31, 2017 and 2016, respectively.  The Company was jointly and severally liable as the guarantor of CCJ’s obligations under the Japanese Credit Agreement.  CCJ could make voluntary prepayments of principal and interest after providing prior written notice and before the full amount then outstanding was due and payable on the March 24, 2019 expiration date.  In January 2018, the Company canceled the Japanese Credit Agreement.

Prior to March 31, 2016, CCJ maintained a Japanese Term Loan and Japanese Working Capital Loan.  These agreements were terminated on March 31, 2016 in conjunction with the repayment of the $4.0 million balance then outstanding.  These agreements were replaced by the Japanese Credit Agreement described above.

Other Credit Facilities

The Company also maintains smaller credit facilities denominated in the local currencies of the various countries in which it operates.  These facilities totaled approximately $7 million and $6 million as of December 31, 2017 and 2016, respectively.  There are no financial covenants related to these facilities and the Company had no outstanding borrowings under them as of either December 31, 2017 and 2016.  Bank guarantees totaling $5.1 million and $3.5 million were issued as of December 31, 2017 and 2016, respectively.  In addition, the Company had surety bonds outstanding of $1.1 million as of both December 31, 2017 and 2016.

Maturities of Debt

The Company intends to make principal payments on debt outstanding as of December 31, 2017 of $5.0 million in 2018, $8.0 million in 2019, $8.0 million in 2020, $146.5 million in 2021, and $8.0 million in 2022.

Interest Expense

The Company’s interest expense for the years ended December 31, 2017, 2016, and 2015 totaled $7.8 million, $2.4 million, and $0.8 million, respectively.  These amounts are net of interest costs capitalized of $0.8 million, $0.3 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

9. Employee Benefit Plans

The Company sponsors defined benefit pension plans covering certain union and non-union employees in the U.S. and Europe.  As of December 31, 2017, all of the U.S. plans are closed to new hires.  In addition, future benefit accruals are frozen for a number of the plans.  The Company uses a measurement date of December 31 for all of its pension plans.

Some of the Company’s defined benefit plans allow for lump sum payments, which may trigger settlement accounting.  The Company made lump sum payments from the U.S. and European plans totaling $4.2 million, $5.2 million and $3.8 million during the years ended December 31, 2017, 2016, and 2015 respectively.  As a result of these lump sum payments, the Company incurred settlement charges in the U.S. and European plans totaling $1.0 million, $1.5 million, and $0.8 million, during the years ended December 31, 2017, 2016, and 2015, respectively.

For the U.S. plans, the Company has used the same mortality tables, RP-2014 and a modified version of the projection scale MP-2014 since 2014.  For the European defined benefit plans, the Company utilizes country-specific mortality tables and has used the same tables for the majority of its European plans since 2014.  In 2016, the Company updated the mortality tables used for the UK plans which did not cause a significant increase to the projected benefit obligations for those plans.  For the European defined benefit plans, the Company utilizes country-specific mortality tables and has used the same tables for the majority of its European plans since 2014.  In 2016, the Company updated the mortality tables used for the UK plans which did not cause a significant increase to the projected benefit obligations for those plans.

The following table provides a reconciliation of changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2017 and the funded status as of December 31 for both years:

	U.S. Plans		European Plans
	2017	2016	2017	2016
Change in projected benefit obligations
Projected benefit obligations as of January 1	$110,732	$108,938	$43,495	$39,201
Service cost	959	957	524	395
Interest cost	4,413	4,589	972	1,142
Employee contributions	—	—	72	73
Actuarial loss	7,796	4,293	593	7,018
Benefits paid	(4,327)	(4,094)	(1,055)	(1,527)
Acquisition	—	—	—	3,899
Plan amendments	—	—	—	(91)
Settlement	(2,021)	(3,951)	(2,173)	(1,224)
Foreign currency exchange rate changes	—	—	4,836	(5,391)
Projected benefit obligations as of December 31	$117,552	$110,732	$47,264	$43,495

Change in plan assets
Fair value of plan assets as of January 1	$88,240	$89,382	$27,936	$29,351
Actual return on plan assets	12,547	6,221	2,012	4,212
Employer contributions	838	682	2,087	1,744
Employee contributions	—	—	72	73
Benefits paid	(4,327)	(4,094)	(1,055)	(1,527)
Settlement	(2,021)	(3,951)	(2,173)	(1,224)
Foreign currency exchange rate changes	—	—	2,775	(4,693)
Fair value of plan assets as of December 31	$95,277	$88,240	$31,654	$27,936
Funded status as of December 31	$(22,275)	$(22,492)	$(15,610)	$(15,559)

Amounts recognized in the balance sheets consist of:
Noncurrent asset — Other assets	$—	$—	$710	$141
Current liability — Payroll and benefits payable	(82)	(82)	(630)	(493)
Noncurrent liability — Accrued pension and other liabilities	(22,193)	(22,410)	(15,690)	(15,207)
Net amount recognized	$(22,275)	$(22,492)	$(15,610)	$(15,559)

Amounts recognized in accumulated other comprehensive income consist of:
Accumulated prior service cost	$—	$—	$(91)	$(91)
Accumulated net actuarial loss	36,273	38,694	10,720	10,549
Net amount recognized, before tax effect	$36,273	$38,694	$10,629	$10,458

The assumptions used to determine benefit obligations are shown in the following table:

	U.S. Plans		European Plans
Weighted average actuarial assumptions as of December 31:	2017	2016	2017	2016
Discount rate	3.63%	4.09%	2.02%	2.11%
Rate of increase in compensation levels	3.00%	3.00%	2.95%	2.87%

The following tables set forth the fair values of the Company’s pension plans assets as of December 31, 2017 and 2016:

	U.S. Plans
	Fair Value Measurements				Fair Value Measurements
	as of December 31, 2017				as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,984	$—	$—	$2,984	$4,414	$—	$—	$4,414
Equity securities
Large cap	17,260	—	—	17,260	16,528	—	—	16,528
Small/mid cap	11,485	—	—	11,485	9,584	—	—	9,584
International equity (a)	7,927	—	—	7,927	6,377	—	—	6,377
Emerging markets (b)	6,190	—	—	6,190	5,333	—	—	5,333
Fixed income securities
Corporate bonds (c)	—	25,906	—	25,906	—	23,034	—	23,034
Government bonds (d)	690	14,370	—	15,060	561	13,785	—	14,346
International bonds (e)	—	5,001	—	5,001	—	3,966	—	3,966
Commodities (f)	1,737	—	—	1,737	2,051	—	—	2,051
Real estate (g)	1,727	—	—	1,727	2,607	—	—	2,607
Total	$50,000	$45,277	$—	$95,277	$47,455	$40,785	$—	$88,240

(a)	This category consists of international equity securities from Europe, Australia and Southeast Asia.
(b)	This category invests in global emerging markets outside the U.S. The strategy targets broad diversification across various economic sectors in emerging economies.
(c)	This category invests primarily in investment grade corporate securities.
(d)	This category includes securities and mutual funds which invest in a diversified portfolio of longer duration bonds. The funds typically invest primarily in U.S. investment grade securities.
(e)	This includes securities and mutual funds which invest in a diversified portfolio of longer duration foreign bonds.
(f)	This fund invests in assets of commodity linked derivative instruments and fixed income securities.
(g)	This fund primarily invests in equity related securities of real estate companies and other real estate securities. A significant portion of the total assets are typically in foreign securities.

	European Plans
	Fair Value Measurements				Fair Value Measurements
	as of December 31, 2017				as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,833	$—	$—	$2,833	$2,005	$—	$—	$2,005
Equity securities
M&G PP UK equity passive fund (a)	1,092	—	—	1,092	950	—	—	950
M&G PP overseas equity passive fund (b)	5,062	—	—	5,062	4,291	—	—	4,291
LGIM dynamic diversified fund (c)	2,672	—	—	2,672	3,758	—	—	3,758
W. Blair dynamic diversified allocation fund (d)	2,418	—	—	2,418	1,160	—	—	1,160
Fixed income securities
Delta Lloyd fixed income (e)	—	—	738	738	—	—	1,158	1,158
Corporate bonds (f)	548	—	—	548	428	—	—	428
Government bonds (g)	12,823	—	—	12,823	10,582	—	—	10,582
Real estate (h)	2,581	—	—	2,581	2,796	—	—	2,796
Insurance reserves (i)	—	—	887	887	—	—	808	808
Total	$30,029	$—	$1,625	$31,654	$25,970	$—	$1,966	$27,936

(a)	This fund invests in the shares of UK companies.
(b)	This fund invests in overseas companies with fixed proportions representing each region’s economic importance.
(c)	This fund invests in a range of different asset classes, including equities, bonds, properties, commodities, listed infrastructure, private equity, and global real estate companies.
(d)	This fund utilizes a combination of traditional assets (equities, bonds, currencies, etc.), and investment strategies based on advanced derivative techniques.
(e)	This category invests in fixed income investments with Delta Lloyd.
(f)

This category invests primarily in investment grade corporate bonds, and other debt instruments, including higher yielding corporate bonds, government debt, convertible and preferred stocks, money market instruments and equities.

(g)	This category invests mainly in long-term gilts.
(h)	This category invests in commercial properties in the UK and is well diversified in the retail, office, and industrial sectors.
(i)	This category invests in individual insurance policies in the name of the individual plan members.

The European plans’ Level 3 investments were valued using significant unobservable inputs.  Inputs to these valuations include characteristics and quantitative data relating to the assets and reserves, investment and insurance policy cost, position size, liquidity, current financial condition of the company/insurer and other relevant market data.  The following table sets forth changes in the fair value measurements for the years ended December 31, 2017 and 2016:

	Delta Lloyd	Insurance
	Fixed Income	Reserves
Balance as of January 1, 2016	$1,864	$1,259
Purchases	—	101
Sales/Maturities	(668)	(525)
Foreign currency translation	(38)	(27)
Balance as of December 31, 2016	$1,158	$808
Purchases	—	95
Sales/Maturities	(554)	(129)
Foreign currency translation	134	113
Balance as of December 31, 2017	$738	$887

The following table provides information on the plans’ projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets:

	U.S. Plans		European Plans
	December 31		December 31
	2017	2016	2017	2016
The projected benefit obligation and accumulated benefit obligation for all defined benefit plans was as follows:
Projected benefit obligation	$117,552	$110,732	$47,264	$43,495
Accumulated benefit obligation	114,322	107,037	43,940	40,886
Fair value of plan assets	95,277	88,240	31,654	27,936

The aggregate projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	$117,552	$110,732	$33,896	$31,570
Fair value of plan assets	95,277	88,240	17,575	15,872

The aggregate accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	$114,322	$107,037	$30,572	$28,962
Fair value of plan assets	95,277	88,240	17,575	15,872

Information about the expected cash flows by year for the pension plans follows:

	U.S. Plans	European Plans
Employer contributions
2018	$2,126	$1,950
Benefit payments
2018	$6,188	$1,429
2019	6,551	1,291
2020	6,791	1,433
2021	6,756	1,377
2022	7,933	1,645
2023 - 2027	36,611	10,311

For the European plans, the total benefit payments include both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions to the plans.

	U.S. Plans			European Plans
	Year Ended December 31			Year Ended December 31
Net periodic pension cost	2017	2016	2015	2017	2016	2015
Service cost	$959	$957	$1,136	$524	$395	$288
Interest cost	4,413	4,589	4,499	972	1,142	1,250
Expected return on assets	(5,855)	(6,040)	(7,070)	(1,322)	(1,416)	(1,705)
Amortization of prior service cost (credit)	—	—	15	(9)	—	—
Net actuarial loss amortization	2,987	3,010	2,606	452	229	219
Settlement	537	1,149	607	426	361	199
Net periodic pension cost	$3,041	$3,665	$1,793	$1,043	$711	$251

	U.S. Plans			European Plans
	Year Ended December 31			Year Ended December 31
Amounts recognized in other comprehensive income (loss)	2017	2016	2015	2017	2016	2015
Current year actuarial gain (loss)	$(1,103)	$(4,112)	$(3,348)	$98	$(4,222)	$(984)
Amortization of actuarial loss	2,987	3,010	2,606	452	229	219
Current year prior service credit	—	—	—	—	91	—
Amortization of prior service cost (credit)	—	—	15	(9)	—	—
Settlement	537	1,149	607	426	361	199
Foreign currency exchange	—	—	—	(1,138)	1,122	603
Total recognized in other comprehensive income (loss)	$2,421	$47	$(120)	$(171)	$(2,419)	$37
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(620)	$(3,618)	$(1,913)	$(1,214)	$(3,130)	$(214)

	U.S. Plans	European Plans
Amounts expected to be recognized in net periodic pension cost	2018	2018
Prior service credit	$—	$(10)
Net actuarial loss	2,825	367
Total as of December 31	$2,825	$357

The assumptions used in the measurement of net periodic pension cost are shown in the following table:

	U.S. Plans			European Plans
	December 31			December 31
Weighted average actuarial assumptions	2017	2016	2015	2017	2016	2015
Discount rate	4.09%	4.38%	4.01%	2.11%	2.97%	3.00%
Expected annual return on plan assets	6.87%	7.00%	7.50%	4.46%	5.28%	5.54%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	2.87%	3.07%	3.38%

The discount rates that the Company utilizes to determine pension obligations for its U.S. plans are based on a review of long-term corporate bonds that receive one of the two highest ratings given by a recognized rating agency.

The expected rate of return on plan assets was determined by the Company based on a review of asset class return expectations, as well as long-term inflation assumptions.  Projected returns are based on broad equity and bond indices that the Company uses to benchmark its actual asset portfolio performance.  The Company also considered historical returns on asset classes and investment mix.  The expected long-term return on the U.S. plans’ assets is based on an asset allocation assumption of approximately 40%-50% equity securities, 45%-55% fixed income securities, and 5% with other investments.  The expected long-term return on the European plans’ assets is based on its targeted portfolio mix of approximately 25%-35% equity securities, 40%-50% fixed income securities and 20%-30% other investments.  The Company also takes into account the effect on its projected returns from any reasonably likely changes in its asset portfolio when applicable.  The Company’s investment strategy is to earn the highest possible long-term total rate of return while minimizing the associated risk to ensure the preservation of the plan assets for the provision of benefits to participants and their beneficiaries.  This is accomplished by managing a diversified portfolio of fund styles, asset types, risk characteristics and investment holdings.

Multi-Employer Pension Plan

In addition to the aforementioned European plans, the Company participates in a multi-employer pension plan in Europe.  This multi-employer plan almost entirely relates to former employees of operations it has divested.  Benefits are distributed by the multi-employer plan.  The multi-employer plan reduced benefits to entitled parties, and the local Labor Court concluded that an employer was required to compensate its pensioners for the shortfall if benefits had been reduced.  As a result, the Company has a liability for the past shortfall to its former employees, including a cost of living adjustment on the amounts paid by the multi-employer plan.  As of December 31, 2017 and 2016, the Company had a $1.1 million and a $0.9 million liability recorded as a component of payroll and benefits payable within its consolidated balance sheets for the past shortfall adjustments to its former employees, respectively.  The Company cannot predict if future benefit payments to entitled parties to be made by the multi-employer plan will continue to be reduced.

Defined Contribution Plans

The Company sponsors a defined contribution plan for certain U.S. employees.  The plan allows for employee contributions, and the Company can make fixed, matching and discretionary contributions to the plan on behalf of its employees.  The Company also makes contributions to the United Steelworkers 401(k) Plan for certain eligible employees.  Total expenses related to the defined contribution plans were $3.6 million, $3.8 million, and $3.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

10. Stock Compensation Plans

In 2008, the Company adopted an equity incentive plan for eligible employees, service providers, and non-employee directors of the Company and its subsidiaries.  Since that time, the Company has amended and restated the 2008 Equity Incentive Plan to among other things, increase the aggregate number of shares available for issuance to 7.6 million, and to extend the term of the plan.  The plan includes a 1.5 million share fixed sub-limit for the granting of incentive stock options.  The awards may be stock options, restricted stock, performance units or other stock-based awards.  Stock options may be non-statutory or incentive.  The exercise price for options and stock appreciation rights shall not be less than the fair market value on the date of grant, except if an incentive stock option is granted to a “10% employee,” as defined by the plan, then the option price may not be less than 110% of such fair market value.  Options and stock appreciation rights may be exercisable commencing with the grant date, and are no longer exercisable after the expiration of seven or ten years from the grant date.

The former Employee Stock Option Plan and the Non-Employee Directors’ Stock Option Plan (Prior Plans) were terminated and superseded by the 2008 Equity Incentive Plan.  The Prior Plans had stock-based awards outstanding as of December 31, 2017 and 2016.  The Prior Plans granted stock options and restricted stock to officers, directors and other key employees of the Company.  The stock options were granted at the fair market value on the grant date, became exercisable no less than six months after granted, and, in general, expire ten years after the date of grant.

Stock Options

The following tables show a summary of the status and activity of stock options for the year ended December 31, 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual Term	Aggregate
Employee stock options:	Shares	(per share)	(in years)	Intrinsic Value
Outstanding as of January 1, 2017	1,666,802	$17.67	4.69	$1,993
Granted	540,466	14.37
Exercised	(18,199)	14.28
Forfeited	(5,174)	14.27
Expired	(137,355)	19.19
Outstanding as of December 31, 2017	2,046,540	$16.74	4.37	$9,421
Vested and expected to vest as of December 31, 2017	2,046,540	$16.74	4.37	$9,421
Exercisable as of December 31, 2017	1,279,612	$18.21	3.49	$4,001

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual Term	Aggregate
Non-employee director stock options:	Shares	(per share)	(in years)	Intrinsic Value
Outstanding as of January 1, 2017	17,565	$8.37	0.42	$154
Exercised	(17,565)	8.37
Outstanding, vested and exercisable as of December 31, 2017	—	$—	—	$—

The following assumptions were used to calculate the fair values of employee stock option grants in each year:

	Year Ended December 31
	2017		2016		2015
Weighted-average grant date fair value per stock option	$3.23		$3.11		$3.30
Expected dividend yield	1.31%		1.10%		0.96%
Expected volatility	28%		29%		19%
Risk-free interest rates	1.89%		1.04%		1.48%
Expected lives of options	4	years	4	years	4	years

The expected dividend yield is based on the latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.  The expected volatility is based on the historical volatility of the Company’s stock and the implied volatility calculated from traded options on the Company’s stock.  The risk-free interest rates are based on the U.S. Treasury strip rate for the expected life of the option.    For the 2011 through 2017 grants of stock options, the Company used the simplified method for determining the expected life.  This method was used since the Company granted stock options to a different population of its employees, and decreased the term from 10 to 7 years.  As a result of these changes, the Company does not believe that the historical stock option exercise data provides a reasonable basis upon which to estimate the expected life for the 2011 through 2017 grants.

The total grant date fair value of options vested during the years ended December 31, 2017, 2016, and 2015 was $3.19 per share, $3.75 per share, and $4.49 per share, or $1.5 million, $1.5 million, and $1.5 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee or non-employee directors to exercise the option) was $0.3 million, $0.2 million, and $0.4 million, respectively.  The total amount of cash received from the exercise of options was $0.4 million, $0.3 million, and $1.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

Restricted and Performance Based Stock Awards

The grant date fair value of time vested restricted stock awards is the market price of the underlying common stock and is expensed over the vesting period of three years.

Performance stock awards, based on Return on Capital (ROC), vest subject to the satisfaction of this performance condition, at the end of a three-year performance period.  The Company’s actual ROC for the performance period is compared to the target set, and the actual award payout is interpolated.  The ROC award can vest at between zero and 200 percent of the target award.  The grant date fair value of the ROC performance stock is the market price of the underlying common stock.  The fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  No expense was recognized for these awards in 2017, 2016, or 2015 as it was not considered probable that the performance condition would be achieved.

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

The following table shows a summary of the status and activity of employee and non-employee directors’ non-vested stock awards for the year ended December 31, 2017:

		Weighted-		Weighted-		Weighted-
		Average	ROC	Average	TSR	Average
	Restricted	Grant Date	Performance	Grant Date	Performance	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
	Awards	(per share)	Awards (a)	(per share)	Awards (a)	(per share)
Nonvested as of January 1, 2017	250,540	$17.02	79,948	$17.56	93,044	$15.09
Granted	170,226	14.25	33,158	14.37	42,469	11.22
Vested	(113,285)	18.01	—	—	—	—
Forfeited	(5,784)	15.16	(24,890)	20.54	(23,900)	21.39
Nonvested as of December 31, 2017	301,697	$15.12	88,216	$15.52	111,613	$12.27

(a)	The number of shares shown for the performance stock awards is based on the target number of share awards.

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2017, 2016, and 2015 was $14.25 per share, $14.65 per share, and $21.06 per share or $2.4 million, $2.3 million, and $2.4 million, respectively.  The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016, and 2015 was $2.0 million in each of the years.

The weighted-average grant date fair value of ROC performance stock awards granted during the years ended December 31, 2017, 2016, and 2015 was $14.37 per share, $13.76 per share, and $20.74 per share, respectively or $0.5 million in each of the years.  There were no ROC performance stock awards that vested during the years ended December 31, 2017, 2016, and 2015.

The weighted-average grant date fair value of TSR performance stock awards granted during the years ended December 31, 2017, 2016, and 2015, was $11.22 per share, $9.66 per share, and $21.96 per share, respectively, or $0.5 million in each of the years.  There were no TSR performance stock awards vested during the year ended December 31, 2017.  The total fair value of TSR performance stock awards vested during the years ended 2016 and 2015 was $0.5 million and $0.2 million, respectively.

The following significant assumptions were used for the TSR performance stock awards:

	Year Ended December 31
	2017		2016		2015
Dividend yield	1.31%		1.10%		0.96%
Expected volatility	30.4%		26.8%		25.9%
Risk-free interest rates	1.31%		0.83%		0.93%
Performance period	3	years	3	years	3	years

Total Stock-Based Compensation

Compensation expense related to all stock-based compensation totaled $4.3 million, $4.1 million, and $3.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, and was recognized as a component of selling, general and administrative expense.  The related income tax benefit was $1.6 million, $1.3 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, there was $4.3 million of total future compensation cost related to non-vested share-based compensation arrangements and the weighted-average period over which this cost is expected to be recognized is approximately 1.6 years.

11. Stockholders’ Equity

In December 2013, the Company’s Board of Directors approved a share repurchase program with a total of $150 million of purchases authorized.  In April 2016, the Company suspended the activities of the share repurchase program.  During 2015, the Company repurchased 2,002,444 shares at an average price of $17.45 per share.  During 2016, the Company repurchased 518,576 shares at an average price of $15.81 per share.  The repurchases were funded from operating cash flows, cash on hand, and borrowings and the shares are held as treasury stock.  The Company’s remaining authorization to repurchase its common stock is approximately $64.1 million.

12. Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Total
	Foreign	Defined		Accumulated
	Currency	Benefit		Other
	Translation	Pension Plan		Comprehensive
	Adjustments	Adjustments	Derivatives	Income (Loss)
Balance as of December 31, 2014, net of tax	$1,943	$(30,358)	$905	$(27,510)
Other comprehensive loss before reclassifications	(13,013)	(2,446)	(199)	(15,658)
Amounts reclassified from other comprehensive income (loss)	—	2,330	(792)	1,538
Net current period other comprehensive loss	(13,013)	(116)	(991)	(14,120)
Balance as of December 31, 2015, net of tax	(11,070)	(30,474)	(86)	(41,630)
Other comprehensive income (loss) before reclassifications	(10,956)	(4,879)	809	(15,026)
Amounts reclassified from other comprehensive income (loss)	—	2,980	77	3,057
Net current period other comprehensive income (loss)	(10,956)	(1,899)	886	(11,969)
Balance as of December 31, 2016, net of tax	(22,026)	(32,373)	800	(53,599)
Other comprehensive income (loss) before reclassifications	27,989	(1,537)	(1,409)	25,043
Amounts reclassified from other comprehensive income (loss)	—	2,829	86	2,915
Net current period other comprehensive income (loss)	27,989	1,292	(1,323)	27,958
Balance as of December 31, 2017, net of tax	$5,963	$(31,081)	$(523)	$(25,641)

	Amount Reclassified from
	Accumulated Other
Details about Accumulated	Comprehensive Income (Loss) (1)			Affected Line Item in the
Other Comprehensive	Year Ended December 31			Statement where
Income (Loss) Components	2017	2016	2015	Net Income is Presented
Defined Benefit Pension Plan Adjustments:
Prior service credit	$9	$—	$(15)	(2)
Actuarial losses	(4,402)	(4,749)	(3,631)	(2)
	(4,393)	(4,749)	(3,646)	Total before tax
	1,564	1,769	1,316	Tax benefit
	(2,829)	(2,980)	(2,330)	Net of tax
Derivatives:
Foreign exchange contracts	102	206	2,077	Cost of products sold (excluding depreciation and amortization)
Natural gas contracts	66	(339)	(941)	Cost of products sold (excluding depreciation and amortization)
Interest rate swap contract	(311)	—	—	Interest expense
	(143)	(133)	1,136	Total before tax
	57	56	(344)	Tax benefit (expense)
	(86)	(77)	792	Net of tax
Total reclassifications for the period	$(2,915)	$(3,057)	$(1,538)	Net of tax

(1)	Amounts in parentheses indicate expenses.
(2)	These accumulated other comprehensive (loss) components are included in the computation of net periodic pension cost.

Foreign currency translation adjustments exclude income tax for the earnings of the Company’s non-U.S. subsidiaries as management believes these earnings will be reinvested for an indefinite period of time.  Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The income tax benefit associated with ASC 715 “Compensation — Retirement Benefits” included in accumulated other comprehensive loss was $16.7 million, $17.7 million and $17.1 million as of December 31, 2017, 2016, and 2015, respectively.  The income tax (benefit) expense associated with the Company’s derivatives included in accumulated other comprehensive income (loss) was $(0.2) million, $0.4 million, and $(0.1) million as of December 31, 2017, 2016, and 2015, respectively.

The following table contains the components of income tax expense (benefit) included in other comprehensive income (loss):

	Year Ended December 31
	2017	2016	2015
Defined benefit pension plan	$1,239	$(647)	$183
Derivatives	(615)	519	(521)

13. Basic and Diluted Net Income Per Common Share

Computation of basic and diluted net income per common share is performed as follows:

	Year Ended December 31
(In thousands, except per share amounts)	2017	2016	2015
Net income available to common stockholders	$21,101	$13,797	$43,463
Weighted average shares outstanding
Basic	50,470	50,259	51,902
Effect of dilutive securities	76	764	807
Diluted	50,546	51,023	52,709

Basic net income per common share	$0.42	$0.27	$0.84
Diluted net income per common share	$0.42	$0.27	$0.82

For the years ended December 31, 2017, 2016 and 2015, there were 1.0 million, 1.2 million, and 0.8 million stock based compensation awards, respectively, that were excluded from the dilutive calculations as the effect would have been antidilutive.

14. Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended December 31
	2017	2016	2015
Current
Federal	$15,799	$6,481	$5,967
State and local	1,505	523	577
Foreign	4,497	4,664	6,597
	21,801	11,668	13,141
Deferred
Federal	(9,860)	(1,795)	5,471
State and local	52	435	563
Foreign	469	(4,032)	748
	(9,339)	(5,392)	6,782
Provision for income taxes	$12,462	$6,276	$19,923

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act), also commonly referred to as “U.S. tax reform” was enacted.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign earnings.  On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. Generally Accepted Accounting Principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  As of December 31, 2017, in accordance with SAB 118, the Company has made a reasonable estimate of: (i) the one-time transition tax, and (ii) the effects on the Company’s existing deferred tax balances, but has not completed its full accounting for the tax effects of enactment of the Act.  The Company anticipates U.S. regulatory agencies will issue further regulations during 2018, which may alter this estimate.  The Company is continuing to analyze its earnings and profits in foreign jurisdictions and its deferred tax balances.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treating any taxes on GILTI inclusions as period cost are both acceptable methods, subject to an accounting policy election.  The Company is still evaluating the GILTI provisions and has not yet elected an accounting policy for GILTI.  The final determination of the tax effects of enactment of the Act will be completed within the measurement period of up to one year from the enactment date as permitted by SAB 118, and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

The Company recognized income tax expense of $0.6 million during the year ended December 31, 2017 associated with the Act’s items it could reasonably estimate.  This expense reflects (i) a one-time net transition tax of $6.8 million, which the Company will elect to pay over an eight-year period on unremitted foreign earnings and profits, partially offset by (ii) the revaluation of its net deferred tax liability based on a U.S. federal tax rate of 21%.  The Company is still analyzing the Act and refining its provisional amounts, which could potentially impact the measurement of its tax balances.

As of December 31, 2017, the Company estimates that it will make tax payments on its estimated long-term transition tax payable of $0.5 million in the years 2018 through 2022, $1.0 million in 2023, $1.4 million in 2024, and $1.7 million in 2025.

Income before income tax provision includes income generated by operations outside the U.S. of $12.0 million, $9.6 million, and $28.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.  The Company previously considered the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes.  Prior to the Act’s transition tax, the Company had aggregate undistributed foreign earnings of $100.1 million.  While the transition tax subjected $79.9 million of undistributed foreign earnings to tax, an actual repatriation from the non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.  The Company is currently analyzing its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation but has yet to determine whether it plans to change its prior assertion and repatriate earnings.  Accordingly, the Company has not recorded any deferred taxes attributable to its investments in foreign subsidiaries.  The Company will record the tax effects of any change in the prior assertion in the period that it completes its analysis and is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable.

In 2017, the Company completed the incorporation of its former U.S. Belgium branch to a Belgium controlled foreign corporation, which was part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business in November 2016.  This resulted in the Company recognizing tax expense of $2.4 million in 2017.  In 2016, the U.S. Internal Revenue Code Section 987 Treasury Regulations were finalized and the Company recognized a benefit of $0.5 million.  In 2015, the Company completed a U.S. research and development tax credit study for the prior years 2012—2014, and the Company recognized a benefit of $1.4 million.

The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate are as follows:

	Year Ended December 31
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	2.9	1.8
Tax rate differential on foreign income	(9.8)	(6.5)	(3.1)
Permanent tax differences	(1.3)	3.2	(1.6)
Valuation allowance	(1.2)	0.8	0.3
Tax statute expiration	(0.3)	(0.3)	(0.6)
Change in uncertain tax positions	0.1	0.4	0.1
Deferred tax benefit for Section 987	—	(2.7)	—
Corporate restructuring	9.4	—	—
U.S. tax reform	1.8	—	—
Other — net	1.5	(1.5)	(0.5)
Effective income tax rate	37.1%	31.3%	31.4%

The Company has the following gross operating loss carryforwards and tax credit carryforwards as of December 31, 2017:

Type	Amount	Expiration Date
Foreign tax credits	$13	2026
State tax credits (1)	2,231	2023 - 2027; unlimited
Operating loss carryforwards — federal	421	2029
Operating loss carryforwards — state (2)	6,619	2018 - 2037
Operating loss carryforwards — foreign (3)	15,692	2022 - unlimited

(1)	Of the total state tax credit carryforwards, approximately 44% begin to expire in 2023.
(2)	Of the total state operating loss-carryforwards, approximately 98% expire in 2025 or later.
(3)	Of the total foreign tax operating loss carryforwards, approximately 80% have no expiration.

The components of deferred taxes consist of the following:

	December 31
	2017	2016
Deferred tax assets
Net operating loss and credit carryforwards (1) (2)	$6,191	$7,763
Accruals and other timing items	10,653	15,824
Inventories	8,730	11,181
Pensions	9,156	12,186
Valuation allowance	(2,063)	(2,510)
Total deferred tax assets	32,667	44,444
Deferred tax liabilities
Property, plant and equipment	25,850	45,300
Goodwill and other intangible assets	14,374	15,716
U.S. liability on foreign deferred taxes	512	1,095
Total deferred tax liabilities	40,736	62,111
Net deferred tax liability	$(8,069)	$(17,667)

(1)	Uncertain tax liabilities of approximately $0.1 million and $0.2 million partially offset the net operating losses and credit carryforwards in 2017 and 2016, respectively.
(2)	Net indirect benefits on uncertain tax liabilities of approximately $12 thousand and $72 thousand are included in the U.S. net operating loss and credit carryforwards in 2017 and 2016, respectively.

A valuation allowance is established when it is more likely than not that a portion of the deferred tax assets will not be realized.  The valuation allowance is adjusted based on the changing facts and circumstances, such as the expected expiration of an operating loss carryforward.  The Company’s valuation allowance as of December 31, 2017 of $2.1 million pertains to an uncertainty related to the realization of foreign and state net operating loss carryforwards, U.S. passive foreign tax credits, and state tax credits.  The Company’s valuation allowance as of December 31, 2016 of $2.5 million pertained to an uncertainty related to the realization of foreign net operating loss carryforwards, domestic capital loss carryforwards, U.S. passive foreign tax credits, and state tax credits.

The Company has classified uncertain tax positions as non-current income tax liabilities unless the amount is expected to be paid within one year.  The following is a reconciliation of the unrecognized income tax benefits:

	Year Ended December 31
	2017	2016	2015
Balance as of January 1	$785	$778	$1,187
Gross increases for tax positions of current year	112	108	78
Lapse of statute of limitations	(135)	(101)	(417)
Settlement of uncertain tax positions	—	—	(70)
Balance as of December 31	$762	$785	$778

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  In 2017, the Company accrued interest and penalties of approximately $41 thousand on prior year uncertain tax positions and reversed approximately $65 thousand of interest and penalties due to the expiration of the statute of limitations.  In 2016, the Company accrued interest and penalties of approximately $23 thousand on prior year uncertain tax positions and reversed approximately $3 thousand of interest and penalties due to the expiration of the statute of limitations.  As of both December 31, 2017 and 2016, the amount accrued for the payment of interest and penalties is approximately $0.3 million.

Total uncertain tax positions recorded as a component of accrued pension and other liabilities within its consolidated balance sheets were approximately $0.9 million as of both December 31, 2017 and 2016.  As of December 31, 2017 and 2016, approximately $0.7 million and $0.6 million, respectively, of unrecognized tax benefits would reduce the Company’s effective tax rate if recognized.  At this time, the Company believes that it is reasonably possible that approximately $0.3 million of the estimated unrecognized tax benefits as of December 31, 2017 will be recognized within the next twelve months based on the expiration of statutory review periods all of which will impact the effective tax rate.

As of December 31, 2017, the following tax years remain subject to examination for the major jurisdictions where the Company conducts business:

Jurisdiction	Years
United States	2012 - 2017
Kentucky	2013 - 2017
Pennsylvania	2014 - 2017
Belgium	2014 - 2017
China	2014 - 2017
Germany	2014 - 2017
United Kingdom	2014 - 2017
Japan	2012, 2016, 2017
Singapore	2014 - 2017
France	2016 - 2017
Italy	2013 - 2017

15. Commitments

The Company has entered into leases covering principally office, research and warehouse space, office equipment and vehicles.  Future minimum rental payments required under all operating leases that have remaining non-cancelable lease terms in excess of one year are $8.6 million in 2018, $6.0 million in 2019, $4.1 million in 2020, $3.2 million in 2021, $3.0 million in 2022, and $16.5 million thereafter.  Total rental expense on all operating leases was $9.7 million, $8.0 million, and $8.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company has unconditional purchase obligations for raw materials and information systems and services under long-term supply contracts.

Future minimum purchase requirements under the terms of the aforementioned contracts are as follows:

	Due
	2018	2019	2020	2021	2022	Thereafter
Raw and other materials	$821	$821	$821	$821	$—	$—
Information systems and services	2,245	705	15	—	—	—
Total contractual cash obligations	$3,066	$1,526	$836	$821	$—	$—

Total payments made for purchases under these supply contracts were as follows:

	December 31
	2017 (1)	2016	2015
Raw and other materials	$815	$21,178	$27,832
Information systems and services	2,291	1,384	1,871
Total payments	$3,106	$22,562	$29,703

(1)	Decline in 2017 was a result of lower unconditional purchase obligations as of December 31, 2017 having a remaining term in excess of one year.

16. Contingencies

Waterlink

In conjunction with the February 2004 purchase of substantially all of Waterlink Inc.’s (Waterlink) operating assets and the stock of Waterlink’s UK subsidiary, environmental studies were performed on Waterlink’s Columbus, Ohio property by environmental consulting firms that provided an identification and characterization of certain areas of contamination.  In addition, these firms identified alternative methods of remediating the property and prepared cost evaluations of the various alternatives.  The Company concluded from the information in the studies that a loss at this property was probable and recorded the liability.  As of both December 31, 2017 and 2016, the balance recorded was $0.3 million as a component of accrued pension and other liabilities, respectively.  The Company determined that additional site characterization work is needed to establish the next steps.  The potential costs of further remediation activities cannot be reasonably estimated until the additional site characterization work is finished.  The additional characterization work is in progress and is expected to be completed during 2018.  Implementation and timing of further remediation activity, if necessary, will depend on acceptance by the Ohio Voluntary Action Program administrators.  Liability estimates are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, and the experience of experts in groundwater and soil remediation.  It is possible that a further change in the estimate of this obligation will occur as remediation progresses.

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

The Company’s role as an importer, which has in the past (and may in the future) required it to pay anti-dumping duties, results in a contingent liability related to the final amount of tariffs that are ultimately assessed on the imported product following the Commerce Department’s annual review of relevant shipments and calculation of the anti-dumping duties due.  As a result of proceedings before the Commerce Department that concluded in September 2016, the Company is currently required to post a duty of $0.616 per pound when importing activated carbon from Calgon Carbon Tianjin into the U.S.  The impact of the tariffs to the Company’s financial results was not material for the years ended December 31, 2017, 2016, and 2015.  However, the Company’s ultimate assessment rate and future cash deposit rate on such imports could change, as a result of on-going proceedings before the Commerce Department.

In February 2013, the ITC determined that the anti-dumping order on certain thermally activated carbon from China should remain in effect for an additional five years.  As a result, the Commerce Department has continued to conduct annual reviews of sales made to the first unaffiliated U.S. customer, typically over the prior 12-month period.  The Commerce Department will continue to perform reviews from February 2018 to February 2019, dependent upon an affirmative outcome of the Second Sunset Review, which will be initiated in February 2018.  If, as a result of the Second Sunset Review, the anti-dumping order is revoked, then the annual Periods of Review (POR) will cease, and any duty deposits made by the Company during the POR then in effect would be refunded.

These annual reviews can result in changes to the anti-dumping tariff rate (either increasing or reducing the rate) applicable to any foreign exporter.  Revision of tariff rates has two effects.  First, it will alter the actual amount of tariffs that U.S. Customs and Border Protection (Customs) will collect for the period reviewed, by either collecting additional duties, plus interest above those deposited with Customs by the U.S. importer at the time of entry or refunding a portion of the duties, plus interest deposited at the time of importation to reflect a decline in the margin of dumping.  Second, the revised anti-dumping rate becomes the cash deposit rate applied to future entries, and can either increase or decrease the amount of duty deposits an importer will be required to post at the time of importation.

Some PORs have been finalized and are not subject to further review or appeal.  Below is a discussion of the relevant PORs.

Period of Review III:  In October, 2011, the Commerce Department published the final results of its third annual administrative review (POR III), which covers imports that entered the U.S. between April 1, 2009 and March 31, 2010.  The Company’s ongoing duty deposit rate was adjusted to zero, and the Company recorded a receivable of $1.1 million reflecting expected refunds for duty deposits made during POR III.  The Commerce Department’s final results were appealed, and the litigation over POR III finally concluded in June 2017, but did not impact the receivable that had been recorded by the Company.  The Company received $0.8 million of the duty deposits made during POR III during the fourth quarter of 2017, with the remaining amount received in 2018.

Period of Review VII:  The Commerce Department announced the final results for its seventh administrative review (POR VII) in October 2015, covering imports that entered the U.S. between April 1, 2013 and March 31, 2014.  The Commerce Department calculated anti-dumping margins for the mandatory respondents it examined ranging from $0.00 per pound to $0.476 per pound, and it calculated an anti-dumping margin of $0.476 per pound for the separate rate respondents, including Calgon Carbon Tianjin.  In October 2015, appeals were commenced challenging the final results.  In April 2017, the Court remanded the matter to the Commerce Department to reconsider certain aspects of the final results.  On August 10, 2017, the Commerce Department filed with the Court its remand determination, which did not make any modifications to the anti-dumping margins calculated in the final results for POR VII.  A decision from the Court is possible in early to mid-2018.  Any revision to the final results is not expected to have a material impact on the Company’s financial results.

Period of Review VIII:  In September 2016, the Commerce Department announced the final margins for its eighth administrative review (POR VIII), which covers imports that entered the U.S. between April 1, 2014 and March 31, 2015.  The final anti-dumping margins for the mandatory respondents ranged from $0.009 per pound to $0.797 per pound, while the separate rate respondents, including Calgon Carbon Tianjin, were assigned $0.616 per pound.  In

October 2016, appeals were commenced challenging the final results.  In June 2017, the Court remanded the matter to the Commerce Department to allow it to reconsider certain issues identified by the Court in the litigation over POR VII.  On September 5, 2017, the Commerce Department filed with the Court its remand redetermination, which did not make any modifications to the anti-dumping margins calculated in the final results for POR VIII.  A decision from the Court is possible in early to mid-2018.  Any revision to the final results is not expected to have a material impact on the Company’s financial results.

Period of Review IX:  In November 2017, the Commerce Department published its final results for its ninth administrative review (POR IX) of the anti-dumping duty order covering the period April 1, 2015 through March 31, 2016.  The final anti-dumping duties range from $0.00 per pound to $0.10 per pound for the Chinese entities subject to review.  Calgon Carbon Tianjin was not subject to review under POR IX.  Because no interested party pursued a challenge of the Commerce Department’s final results for POR IX, the anti-dumping margins calculated by the Commerce Department in that segment are final and conclusive.

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

The Company was required to conduct testing of the portion of stockpiled material dredged from onsite wastewater treatment lagoons that had not previously been tested  in accordance with a pre-approved work plan and installed two ground water monitoring wells at the Company’s permitted solid waste landfill where some lagoon solids had previously been disposed.  The landfill is considered a non-hazardous facility and regulated by the KYDEP.  The testing of the stockpile material was completed and the results have been reviewed by the EPA.  The Company received comments from the EPA including a request for a health and safety risk assessment similar to that which the Company performed on other materials from the lagoons.  The Company has prepared this assessment and received a letter from the EPA in March 2017 indicating the EPA’s agreement with the Company’s conclusions.  The stockpiled material was removed in 2015 and the Company will not be required to close or retrofit any of the wastewater treatment lagoons as RCRA hazardous waste management units and may continue to use them in their current manner.  The Company has applied to the EPA for closure of this consent decree.  As of December 31, 2017 and 2016, there is no liability recorded related to this issue.

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

Pending Merger

Following the September 21, 2017 announcement of the Pending Merger with a subsidiary of Kuraray, putative class action lawsuits were filed.  On November 2, 2017, a purported stockholder of the Company filed a putative class action against the Company and its Board of Directors, in the United States District Court for the District of Delaware, entitled Mitchell v. Calgon Carbon Corporation, et al., Case 1:17-cv-01572-MEM (Mitchell Lawsuit).  Also on November 2, 2017, another purported stockholder of the Company filed a second putative class action against the Company, its Board of Directors, Kuraray, and certain of its subsidiaries, in the United States District Court for the Western District of Pennsylvania, entitled Assad v. Calgon Carbon Corporation, et al., Case 2:17-cv-01433-AJS (Assad Lawsuit).  On November 8, 2017, a third purported stockholder filed a putative class action against the Company and its Board of Directors, in the United States District Court for the Western District of Pennsylvania, entitled Biederman v. Calgon Carbon Corporation, et al., Case 2:17-cv-01459-AJS (Biederman Lawsuit).  The Mitchell Lawsuit, the Assad Lawsuit, and the Biederman Lawsuit (Merger Lawsuits) alleged violations of Sections 14(a) and 20(a) of the Exchange Act in connection with the proposed transaction.  The complaints in the Merger Lawsuits alleged that the preliminary proxy statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on October 27, 2017 omitted material information regarding the Company’s financial projections and the financial analysis conducted by Morgan Stanley in connection with its fairness opinion.  The Merger Lawsuits sought class action certification and a variety of relief, including, among other things, to enjoin the merger, or, in the event the merger is consummated, rescission of the merger or an award of rescissory damages, plus attorneys’ fees and costs.

The Company believes that the Merger Lawsuits are without merit and deny that any disclosures issued in connection with the proposed transaction omit material information or are materially false and misleading.

In connection with the Merger Lawsuits and in order to moot plaintiffs’ unmeritorious claims and provide additional information to investors, the Company voluntarily supplemented certain information provided in the preliminary proxy statement with various disclosures contained in its definitive proxy statement, filed on November 28, 2017.

On December 11, 2017, a plaintiff in the Mitchell Lawsuit dismissed the action with prejudice as to himself and without prejudice as to the putative class.  The Assad Lawsuit and the Biederman Lawsuit were consolidated and recaptioned by the federal district court for the Western District of Pennsylvania as In re Calgon Carbon Corporation Shareholder Litigation, No. 2:17-cv-01433-AJS.  On December 22, 2017, plaintiffs in this consolidated lawsuit dismissed the action with prejudice as to themselves and without prejudice as to the putative class.

On December 14, 2017, the Company received a letter from a law firm representing purported stockholder Inter-Local Pension Fund GCC/IBT (Inter-Local Fund), demanding an inspection of the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law (Section 220).  The demand letter stated that Inter-Local Fund seeks to investigate the events leading to the Pending Merger in order to determine whether to pursue litigation for breaches of fiduciary duty against all or some of the members of the Board of Directors and/or management or others.  The Company rejected the demand.  On December 22, 2017, Inter-Local Fund filed a lawsuit in the Delaware Court of Chancery, captioned as Inter-Local Pension Fund GCC/IBT v. Calgon Carbon Corp., C.A. No 2017-0910 (Section 220 Action), which seeks to compel an inspection of books and records pursuant to Section 220 purportedly so that the plaintiff may “determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence or disinterestedness of the Company’s directors … .”  On January 16, 2018, the Company filed an answer to the Section 220 Action.

The Company believes that the Section 220 Action is without merit and deny that plaintiff has a proper purpose for the inspection sought by the Section 220 demand letter.

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

17. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2017, 2016, and 2015 was $8.0 million, $2.6 million, and $1.1 million, respectively.  Capitalized interest for the years ended December 31, 2017, 2016, and 2015 was $0.8 million, $0.3 million, and $0.4 million, respectively.  Income taxes paid, net of refunds for the years ended December 31, 2017, 2016, and 2015 were $16.8 million, $9.5 million, and $13.9 million, respectively.

The Company has reflected $3.9 million, $1.9 million, and $(0.1) million of its capital expenditures as a non-cash  increase (decrease) in accounts payable and accrued liabilities for changes in unpaid capital expenditures for the years ended December 31, 2017, 2016, and 2015, respectively.

18. Segment Information

In conjunction with the acquisition of the New Business, management undertook a planning process which included reviewing how the Company compiles and reports financial information for review by the Company’s chief operating decision maker (CODM) to assess performance and allocate resources.  Beginning January 1, 2017, the Company realigned its internal management reporting structure to incorporate the New Business into the existing business, and reorganized its current reportable segments.  The realigned internal management reporting structure resulted in three new reportable segments for review by the CODM.  Beginning January 1, 2017, the Company’s CODM, its chief executive officer, receives and reviews financial information in this format.  The Company is reporting its results using the new reportable segment structure and has restated prior periods to conform to the change in reportable segments.  Those segments are Activated Carbon, Alternative Materials, and Advanced Water Purification.

The manufacturing and marketing of granular and powdered wood-based activated carbon and coal-based activated carbon reactivation portions of the New Business were combined with the existing Activated Carbon segment and renamed the Activated Carbon segment.  In addition, sales of carbon adsorption equipment and associated costs previously reported in the Equipment segment were combined into the new Activated Carbon segment, as this activity is now aligned with the associated leasing of this same equipment.  Diatomaceous earth and perlite filtration media sales and associated costs of the New Business are being reported in the newly created Alternative Materials segment, which also includes the carbon cloth sales and associated costs that were previously reported in the Consumer segment.  The previously reported Equipment segment has been renamed the Advanced Water Purification segment, and now excludes any carbon related equipment sales.  In addition, some product sales and services related to the ultraviolet light and advanced ion exchange separation technologies that were previously included in the Activated Carbon and Service segment are all now reported in the Advanced Water Purification segment.

The Activated Carbon segment manufactures and markets granular and powdered activated carbon for use in applications to remove organic compounds from liquids, gases, water, and air.  This segment also consists of activities related to activated carbon including reactivation of spent carbon and the sale or leasing of related equipment, and maintenance at customer sites.  The Alternative Materials segment supplies diatomaceous earth and perlite filtration media for use in applications for decolorization, purification, decontamination, and filtration of liquids in various applications including food and beverage, industrial, and pharmaceuticals, as well as carbon cloth for use in military, industrial, and medical applications.  The Advanced Water Purification segment provides solutions to customers’ water process problems through the design, fabrication, and operation of systems, as well as the sale of materials and services that utilize the Company’s enabling technologies: ultraviolet light and advanced ion exchange separation.  Intersegment net sales are not material.

The following segment information represents the results of operations:

	Year Ended December 31
	2017	2016	2015
Net sales
Activated Carbon	$547,000	$476,771	$496,949
Alternative Materials	56,393	14,404	9,163
Advanced Water Purification	16,418	23,071	28,892
Consolidated net sales	$619,811	$514,246	$535,004

Segment operating income (loss)
Activated Carbon	$47,052	$32,968	$65,398
Alternative Materials	403	(3,201)	1,421
Advanced Water Purification	(4,788)	(5,245)	(2,025)
	42,667	24,522	64,794
Reconciling items:
Merger related expenses	(4,641)	—	—
Other operating income	4,148	—	—
Interest income	49	99	58
Interest expense	(7,842)	(2,385)	(773)
Other income (expense) — net	(818)	(2,163)	(693)
Income before income tax provision	$33,563	$20,073	$63,386

	Year Ended December 31
	2017	2016	2015
Depreciation and amortization
Activated Carbon	$40,286	$35,507	$33,216
Alternative Materials	5,343	1,213	610
Advanced Water Purification	1,038	1,350	1,627
Depreciation and amortization	$46,667	$38,070	$35,453

Expenditures for long-lived assets
Activated Carbon	$56,886	$32,046	$59,408
Alternative Materials	2,603	492	403
Advanced Water Purification	1,759	1,256	2,417
Total expenditures (1)	$61,248	$33,794	$62,228

(1)	Includes $7.9 million, $4.0 million and $2.1 million which are included in accounts payable and accrued liabilities at December 31, 2017, 2016 and 2015, respectively.

Segment assets, which are reviewed by management, consist of the total of the net property, plant, and equipment, intangibles, and goodwill balances on the Company’s consolidated balance sheets as follows:

	December 31
	2017	2016
Total assets
Activated Carbon	$432,154	$392,918
Alternative Materials	75,345	67,394
Advanced Water Purification	13,850	12,989
Segment assets	521,349	473,301
Unallocated assets	333,235	301,917
Total assets	$854,584	$775,218

	Year Ended December 31
	2017	2016	2015
Net sales by product
Carbon products	$487,833	$432,718	$460,251
Filtration media products	49,016	5,709	—
Capital equipment	41,133	34,349	35,114
Equipment leasing	14,426	14,041	15,235
Carbon cloth products	7,377	8,695	9,163
Spare parts	4,649	4,515	4,179
Other services	15,377	14,219	11,062
Total net sales	$619,811	$514,246	$535,004

Geographic Information

	Year Ended December 31
	2017	2016	2015
Net sales
United States	$291,058	$271,076	$288,645
France	42,698	23,646	20,875
United Kingdom	37,858	36,552	43,217
Germany	32,439	21,416	17,804
Japan	32,047	35,243	35,753
Italy	29,057	5,206	2,432
China	26,169	18,559	17,943
Canada	17,292	13,858	17,065
Belgium	10,359	9,373	10,383
Spain	9,336	3,812	3,302
Netherlands	8,557	5,696	5,184
South Korea	7,022	10,231	12,218
India	5,056	3,417	713
Switzerland	4,973	3,117	3,340
Sweden	3,975	3,027	3,077
Other	61,915	50,017	53,053
Total net sales (1)	$619,811	$514,246	$535,004

(1)	Net sales are attributable to countries based on location of customer.

	December 31
	2017	2016	2015
Property, plant and equipment, net
United States	$239,354	$225,105	$228,057
France	65,473	52,650	—
Belgium	52,185	46,648	47,921
China	12,536	12,482	13,779
United Kingdom	12,452	12,586	15,849
Italy	12,389	11,624	—
Japan	5,011	5,207	5,255
Singapore	57	74	65
Denmark	33	41	53
Brazil	11	14	14
Canada	9	11	24
Germany	—	—	2
Total property, plant and equipment, net	$399,510	$366,442	$311,019

19. Government Grants

In 2014, the Company received an incentive of 3.86 million Renminbi (RMB) or approximately $0.6 million from the Suzhou Wuzhong Economic Development Zone (WEDZ), where the Company’s Suzhou, China facility is located.  This incentive was provided based on the Company’s commitment to the construction of carbon reactivation lines in two phases.  In 2016, the Company received an incentive of 3.86 million RMB or approximately $0.6 million from the JiangSu Provincial Bureau based on the same Company commitment.  For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize income for these incentives as all required documentation had not yet been completed.  As of December 31, 2017 and 2016, the Company had a $0.9 million and $0.8 million liability recorded as a component of accrued pension and other liabilities within its consolidated balance sheets for the unearned portion of the incentives.

In September 2016, the Company entered into an agreement with a U.S. government agency to manufacture activated carbon products used in military personal protection equipment and collective protection equipment at another of the Company’s manufacturing plants to assure uninterrupted supply of the critical military materials.  As part of this agreement, the Company will be reimbursed for approved capital improvements made in conjunction with the federal award up to $15.4 million.  As of December 31, 2017, the Company has received funds of $0.3 million, which was recorded as a component of accrued pension and other liabilities within the consolidated balance sheets.

20. Acquisition of the New Business

In April 2016, the Company entered into an agreement where it made an irrevocable offer to purchase the New Business, which primarily serves food and beverage, industrial and pharmaceutical customers in Europe and Asia, and has approximately 300 employees.  The Company completed this acquisition for $157.4 million on November 2, 2016 (acquisition date) and financed the transaction through borrowings under the Revolver.  During the year ended December 31, 2017, the Company paid an addition $1.2 million as a result of the working capital adjustment associated with the purchase price of the New Business.  The Company’s financial statements for the year ended December 31, 2017 include the New Business’ results of operations, consisting of net sales of $104.0 million and income from operations of $4.2 million.  The Company’s financial statements for the year ended December 31, 2016 include the New Business’ results of operations from the acquisition date through December 31, 2016.  Net sales and loss from operations during this period were $12.1 million and $(8.8) million, respectively.

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

The Company completed the detailed valuation analyses necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date.  The final determination of the fair values was completed within the measurement period of up to one year from the acquisition date as permitted, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.  Fair values are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions.  The judgments used to determine the fair values assigned to each class of assets acquired and liabilities assumed can materially impact the results of operations.  Post closing adjustments made within the measurement period were not material and are reflected in the following table.

The following table summarizes the allocation of the purchase price as of the November 2, 2016 acquisition date:

		Measurement
	Initial	Period	As of
	Valuation	Adjustments	December 31, 2017
Assets
Cash and cash equivalents	$3,826	$—	$3,826
Receivables	10,077	—	10,077
Inventories	20,895	(2,772)	18,123
Other current assets	1,171	(303)	868
Property, plant, and equipment	67,697	(721)	66,976
Intangibles	37,248	549	37,797
Goodwill	42,844	4,873	47,717
Other assets	179	209	388
Total assets	$183,937	$1,835	$185,772

Liabilities
Accounts payable and accrued liabilities	$6,151	$(612)	$5,539
Payroll and benefits payable	4,360	(1,045)	3,315
Accrued income taxes	581	—	581
Deferred income taxes - long term	7,406	(934)	6,472
Accrued pension and other liabilities	8,014	3,192	11,206
Total liabilities	$26,512	$601	$27,113

Net assets	$157,425	$1,234	$158,659

Cash paid for acquisition	157,425	1,234	158,659
Cash acquired	(3,826)	—	(3,826)
Net cash paid for acquisition	$153,599	$1,234	$154,833

The Company determined the fair value of the majority of the current assets and current liabilities approximated their carrying value given the highly liquid and short-term nature of these assets and liabilities.  The fair value of finished goods inventory was determined based on the estimated selling price of the inventory less the costs of disposal and a reasonable profit allowance for the selling effort.  The final step-up in fair value of inventory was $1.3 million.  The fair value of property, plant and equipment was determined by using certain estimates and assumptions that are not observable in the market and thus represent a Level 3 fair value measurement.

As part of the purchase price allocation, the Company determined that the separately identifiable intangible assets consisted of trade names and trademarks, unpatented technology and know-how, and customer relationships, in the amounts of $7.3 million, $14.2 million, and $16.3 million, respectively.  Unpatented technology and know-how, as well as customer relationships are being amortized over a weighted-average estimated useful life of 20 years.  Trade names and trademarks are considered to have an indefinite life and will be tested for impairment annually or when events or changes in the business environment indicate that the carrying value of the intangible assets may exceed their fair value.  The Company used the income approach valuation technique to measure the fair value of the intangible assets, based on the present value of their future economic benefits reflecting current market expectations.  Specifically, the relief from royalty method was used to value the trade names and trademarks as well as the unpatented technology and know-how.  The customer relationships were valued using a multi-period excess earnings method.  The assumptions used in these fair value measurements are not observable in active markets and thus represent Level 3 fair value measurements.  Refer to Note 4 for further information related to intangibles.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents growth opportunities and expected cost synergies of the combined company.  The combined company is expected to be an industry leader in the activated carbon and filtration media markets, with enhanced diversification, a strong presence in Europe, and an expanded reach into emerging markets.  Goodwill recognized as a result of the acquisition is not deductible for tax purposes.  Refer to Note 4 for further information related to goodwill.  With the incorporation of the New Business into the existing business and the resulting change in reportable segments, $29.2 million of goodwill has been reported in the Activated Carbon segment and $18.5 million in the Alternative Materials segment.

Contingent liabilities assumed include AROs for legal obligations associated with the normal operation of the acquired silica mining facilities up to the end of the quarries’ exploration.  The Company evaluated the ARO to determine the cost associated with mine reclamation and landfill closures and applied an appropriate discount rate to determine the fair value.  The assumptions used in these fair value measurements are not observable in active markets and thus represent Level 3 fair value measurements.  Refer to Note 3 for further information related to AROs.

During the years ended December 31, 2017 and 2016, the Company incurred approximately $2.8 million and $14.2 million of acquisition-related integration and transaction costs, respectively.  These costs include advisory, legal, accounting transition services and information technology integration efforts, and are included in the selling, general and administrative expenses line item in the consolidated statements of comprehensive income.

Pro Forma Information (Unaudited)

The Company’s consolidated financial statements for 2016 include the New Business’ results of operations from the acquisition date.  The following unaudited pro forma results of operations assume the New Business had been acquired on January 1, 2016.  These unaudited pro forma results reflect adjustments that are directly attributable to the business combination, which are not expected to have a continuing impact, and are factually supportable.  The unaudited pro forma results do not include any synergies or other effects of the planned integration that would have occurred had the New Business been acquired on January 1, 2016.  The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been realized nor are they necessarily indicative of future results of the combined operations.

Year Ended
December 31, 2016
Net sales	$601,153
Net income	29,326
Net income per common share
Basic	$0.58
Diluted	$0.57

These unaudited pro forma amounts have been calculated after adjusting for the incremental depreciation and amortization expenses of $3.2 million associated with the step-up fair value adjustments to property, plant and equipment and intangible assets in the year ended December 31, 2016.

The Company financed the acquisition of the New Business by borrowing $160 million under the Revolver.  The unaudited pro forma amounts have been calculated after adjusting for the incremental interest expense of $3.3 million for the year ended December 31, 2016.

The 2016 unaudited pro forma results were adjusted to eliminate the $1.5 million of incremental cost of products sold to reflect the step up of inventory recognized.

The unaudited pro forma results for the year ended December 31, 2016 were adjusted to exclude the $14.0 million of transaction costs that were incurred by the Company in 2016.

21. Pending Merger

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

The Company incurred $4.6 million of investment banking, legal, accounting, and other professional fees and expenses in 2017 related to the Pending Merger.  In connection with the Pending Merger, the Company has agreed to pay an investment banking firm a fee of approximately $19.0 million for its services, of which $2.0 million was due and payable upon the announcement of the execution of the merger agreement and included in the amount incurred in 2017.  Approximately $17.0 million of the fee is contingent upon the closing of the Pending Merger.

On October 16, 2017 the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and on October 25, 2017, the parties received clearance from the

German Federal Cartel Office.  The applicable prior notice period under the International Traffic in Arms Regulations relating to the merger and other transactions contemplated by the merger agreement expired on November 28, 2017.  On December 28, 2017, the Company’s stockholders voted to approve the merger.

On November 22, 2017, the Company and Kuraray filed a joint voluntary notice with the Committee on Foreign Investment in the United States (“CFIUS”).  On January 19, 2018, at the conclusion of the initial review period, CFIUS notified the parties that CFIUS will initiate an additional 45 calendar day investigation period.  The parties are now targeting the first quarter of 2018 for the closing of the merger, which remains subject to CFIUS clearance and other customary closing conditions.

QUARTERLY FINANCIAL DATA — UNAUDITED

	2017				2016
(Dollars in thousands, except per share data)	1st Quarter (1)	2nd Quarter	3rd Quarter	4th Quarter (2)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (3)
Net sales	$142,703	$152,998	$162,561	$161,549	$120,199	$132,597	$123,970	$137,480
Net sales less cost of products sold (excluding depreciation and amortization)	$43,888	$46,712	$48,543	$49,772	$41,740	$44,934	$38,540	$42,634
Net income (loss)	$775	$5,853	$5,111	$9,362	$5,458	$7,896	$6,385	$(5,942)

Common Stock Data:
Basic:
Net income (loss) per common share	$0.02	$0.12	$0.10	$0.19	$0.11	$0.16	$0.13	$(0.12)

Diluted:
Net income (loss) per common share	$0.02	$0.12	$0.10	$0.19	$0.11	$0.15	$0.13	$(0.12)

Average common shares outstanding
Basic	50,411	50,470	50,489	50,508	50,308	50,225	50,246	50,255
Diluted	50,486	50,511	50,624	50,561	51,041	50,987	50,984	51,081

(1)

Includes $2.4 million of discrete income tax charges related to the incorporation of the Company’s former U.S. Belgium branch to a Belgium controlled foreign corporation, which was part of an overall single integrated plan of reorganization that included the Company’s acquisition of the New Business in November 2016.  Results were also negatively impacted by $2.1 million of transaction expenses related to the acquisition of the New Business.

(2)	Includes a gain of $4.1 million on the sale of an idled plant in the UK.
(3)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not Applicable.

Item 9A. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized, and reported within the time periods specified in applicable laws and regulations.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report.

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

Item 9B. Other Information:

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

J. Rich Alexander, age 62, has been a Director of the Company since August 2009.  Mr. Alexander is Chairman of Allnex Corporation, a portfolio company of Advent International, a global private equity firm, where he has been an Operating Partner since February 2014.  Allnex is a global specialty chemicals company that is a leader in the production of resins for paint and coatings and other industrial end uses.  Prior to that, Mr. Alexander was an Executive Vice President of PPG Industries, Inc., a global diversified manufacturer.  He retired from PPG Industries in March 2013. Until his retirement, Mr. Alexander oversaw PPG Industries’ architectural coatings, fiber glass and flat glass businesses and its corporate functions for marketing, purchasing and distribution.  He was also a member of PPG Industries, Inc.’s executive and operating committees and Chairman of the Board of Pacific Fiber Glass Co.  From August 2010 to September 2011, Mr. Alexander was Executive Vice President Performance Coatings and Glass for PPG Industries, Inc.  Mr. Alexander served as Senior Vice President, Performance Coatings for PPG Industries, Inc. from April 2005 to August 2010.  The Company believes that Mr. Alexander’s qualifications to sit on the Board include his extensive global experience in the Asia Pacific region with a focus in China, his experience managing global multi-billion dollar business units (including major corporate transactions) and his current experience with a global private equity company.  In addition, the Company values Mr. Alexander’s experience as an executive officer and member of the executive committee of a manufacturing company in the chemical industry, which the Company believes is representative of the challenges and desires of its customer base.

Randall S. Dearth, age 54, has been a Director of the Company since November 2007.  Mr. Dearth has been the Chairman of the Board since May 2014.  Mr. Dearth has been President and Chief Executive Officer of the Company since August 1, 2012 and, as such, he oversees all of the property, business, operations and affairs of the Company.  From 2004 through July 2012, Mr. Dearth was President and Chief Executive Officer of LANXESS Corporation, a specialty chemicals company. Prior thereto, he was President and Chief Executive Officer of Bayer Chemicals Corp., a chemicals manufacturer.  Mr. Dearth has been a director of Stepan Company, a global chemical solutions company, since April 2012.

William J. Lyons, age 69, has been a Director of the Company since 2008.  In March 2013, Mr. Lyons retired from CONSOL Energy Inc. (provider of coal and natural gas) and remained a consultant until December 2013. Until his retirement, he served as Chief Financial Officer of CONSOL Energy Inc. since December 2000 and Chief Financial Officer of CNX Gas Corporation (provider of natural gas) since April 2008.  He added the title of Executive Vice President of CONSOL Energy Inc. in May 2005 and of CNX Gas Corporation in January 2009.  He was also a director of CNX Gas Corporation from October 2005 to January 2009. In May 2013, Mr. Lyons became a director of Meritor, Inc., a truck industry supplier listed on the New York Stock Exchange (the “NYSE”). In 2013, Mr. Lyons served as the trustee of the 1974 United Mines Workers of America Pension Trust, which oversaw $4.5 billion in assets.  Mr. Lyons was also a member of the Board of Directors of Duquesne University from July 2005 through June 2014. He currently serves as an adjunct professor at Duquesne University School of Business.  Mr. Lyons holds a Master of Science in Accounting and is a Certified Public Accountant and a Certified Management Accountant. The Company believes that Mr. Lyons’ experience in the coal industry and his knowledge of natural gas resources and other commodities qualifies him to sit on the Board, given the importance of such primary raw materials to the Company’s production.  Mr. Lyons’ financial acumen is also valuable to the Board.

Louis S. Massimo, age 60, has been a Director of the Company since May 2013. Mr. Massimo served as the Executive Vice President and Chief Operating Officer of Arch Chemicals, Inc., a global biocides company, where he was responsible for the company’s businesses as well as its information technology and SAP functions, from May 2007 until September 2009. Prior to that, Mr. Massimo served as Arch Chemicals, Inc.’s Executive Vice President and Chief

Financial Officer, from February 2003 to May 2007 and as Vice President and Chief Financial Officer from February 1999 to February 2003. Concurrent with his role as Chief Financial Officer, he managed Arch Chemicals, Inc.’s HTH Water Products business. From April 2015 through February 2016, Mr. Massimo was a director of LSB Industries, Inc., a manufacturer of chemical products for the agricultural, mining and industrial markets and commercial and residential climate control products listed on the NYSE. The Company believes Mr. Massimo’s extensive experience in senior executive positions and managerial roles across a variety of industries provides invaluable oversight to the Board.

William R. Newlin, age 77, has been a Director of the Company since November 2005. Mr. Newlin has been the Chairman of Newlin Investment Company LLC, a private equity and venture company, since April 2007 and serves as a board member to several private technology companies. Prior thereto, he was the Executive Vice President and Chief Administrative Officer of Dick’s Sporting Goods, Inc., a retailer.  Prior to joining Dick’s Sporting Goods, Inc., Mr. Newlin was Chairman and Chief Executive Officer of Buchanan Ingersoll & Rooney PC, a national law firm. Since April 2016, Mr. Newlin has been the Chairman of Meritor, Inc., a truck industry supplier listed on the NYSE. Until his retirement from the Board in October 2015, Mr. Newlin served as the Chairman of Kennametal Inc., a tooling, engineered components and advanced materials supplier listed on the NYSE, where he had served as a director for thirty-three years. The Company believes Mr. Newlin’s qualifications to sit on the Board include his extensive experiences in major corporate transactions, his deep executive leadership and management experience with public and private companies, his years of experience providing strategic advice to complex organizations as a counselor and member of numerous boards of directors and his business and corporate legal acumen.

John J. Paro, age 61, has been a Director of the Company since August 2013. Mr. Paro is the Chairman, President and Chief Executive Officer of The HallStar Company, a position he has held since July 2009. The HallStar Company is a privately held, chemistry solutions provider serving customers in the industrial and personal care markets, headquartered in Chicago, IL.  From May 2006 to July 2009, Mr. Paro was the President and Chief Executive Officer of The HallStar Company. Concurrent with his role at HallStar, Mr. Paro is a member of the Board of Directors of the American Chemistry Council. Mr. Paro brings to the Company’s Board significant business experience in the chemistry industry. His directorship on the American Chemistry Council and role as an active chemical company CEO adds valuable diversity to the deliberations of the Company’s Board.

Julie S. Roberts, age 63, has been a Director of the Company since July 2000. Ms. Roberts has been Founder and President of JSRoberts Consulting, LLC, which provides CFO services and financial consulting to public and private organizations on a project, part-time or temporary basis, since July 2009.  She retired in February 2010 from Marriott International, Inc., a hospitality company, where she served as Vice President Finance, Global Finance Transformation since March 2005. Prior thereto, she was Chief Financial Officer of Marriott ExecuStay, a division of Marriott.  Ms. Roberts joined Marriott after many years at US Airways where she was Vice President and Assistant to the Chairman, Vice President Reservations and Vice President Strategic and Financial Planning.  In addition to her role with the Company, Ms. Roberts sits on the Board of Trustees of a Family Trust ($400M) in New York, New York. The Company believes that Ms. Roberts is qualified to sit on the Board in light of her many years of experience as a financial executive of two major publicly traded corporations, including several years as a CFO of a subsidiary of one of the companies.  The Company also values Ms. Roberts’ many years of experience as an audit committee member of two publicly traded companies and experience as audit committee chair, governance committee chair and investment committee chair.

Timothy G. Rupert, age 71, has been a Director of the Company since November 2005. He has served as independent Lead Director of the Company since May 2014.  Mr. Rupert retired in July 2007 from his position as President and Chief Executive Officer and a director of RTI International Metals, Inc., a NYSE-listed global manufacturer of titanium and specialty metal products, which he had held since 1999. Prior thereto, Mr. Rupert served as Executive Vice President and Chief Financial Officer of RTI International Metals, Inc. and was Director of Corporate Finance and held other financial positions with United States Steel Corporation, a steel manufacturer.  Mr. Rupert is currently a director of the Foundation for IUP, a non-profit corporation which manages endowment and real estate assets.  Mr. Rupert has been appointed by the Board as an independent Lead Director. Mr. Rupert’s career experience as a chief executive officer of a publicly traded company and his history on the Board gives him important insight into the complexity of the Company’s operations.  The Board believes that Mr. Rupert serves as a strong advocate for the Company’s stockholders.

Donald C. Templin, age 54, has been a Director of the Company since May 2013. Mr. Templin has been President of Marathon Petroleum Corporation, an oil refining and transportation fuels marketing company, since July 2017.  Mr. Templin has also served as a Director of MPLX LP, a diversified midstream energy master limited partnership, since June 2012.  From January 2016 to June 2017, he was Executive Vice President of Marathon Petroleum Corporation and the President of MPLX LP.  Prior thereto, Mr. Templin was Executive Vice President, Supply, Transportation and Marketing of Marathon Petroleum Corporation from March 2015 to December 2015; Senior Vice President and Chief Financial Officer of Marathon Petroleum Corporation from June 2011 to February 2015; and the Executive Vice President of MPLX LP from March 2015 to December 2015. Prior thereto, he was the Vice President and Chief Financial Officer of MPLX LP from June 2012 to February 2015. Mr. Templin was the managing partner of the Audit Practice for PricewaterhouseCoopers LLP, a registered public accounting firm, in Georgia, Alabama and Tennessee from 2009 to 2011, and in various audit partner and leadership roles since 1996.  While at PricewaterhouseCoopers LLP, Mr. Templin had more than 25 years of experience providing auditing and advisory services to a wide variety of public companies.  Mr. Templin formerly served as the Managing Partner of PricewaterhouseCoopers LLP in Kazakhstan and also participated in the International Service Program in Price Waterhouse’s World Office in London, England.  The Company believes that Mr. Templin’s qualifications to sit on the Board include his extensive global experience and his financial acumen gained through serving a variety of multinational and public companies.

Executive Officers

Information concerning our executive officers, who are not also Directors, is set forth below:

Robert M. Fortwangler, age 43, has been Senior Vice President and Chief Financial Officer of the Company since January 2016 with responsibility for all corporate financial and information technology functions of the Company. Mr. Fortwangler was the Company’s Vice President of Finance from May 2013 to January 2016, Executive Director of Risk Management & Planning from March 2011 to May 2013, Director of Risk Management & Planning from April 2009 to March 2011, Assistant Treasurer from August 2006 to April 2009, Assistant Controller from June 2004 to August 2006, Manager of Planning, Product Costing & New Consumer Products from November 2002 to June 2004 and joined the Company’s finance group in April 2001 as the Senior Project Accountant and served as such until November 2002.

Stevan R. Schott, age 54, has been Executive Vice President of the Advanced Materials, Manufacturing, and Equipment Division since January 2016. Mr. Schott was Senior Vice President and Chief Financial Officer of the Company from April 2011 to January 2016. Prior thereto, Mr. Schott was the Company’s Vice President and Chief Financial Officer from July 2010 to April 2011 and the Company’s Vice President, Finance, Americas and Asia from February 2008 until July 2010.  From July 2007 until February 2008, Mr. Schott was Executive Director of Finance of the Company.  Prior to joining the Company, Mr. Schott was employed by DQE, Inc., an energy services holding company, where he had various financial positions, including Vice President of Finance, Senior Vice President and Chief Financial Officer.

James A. Coccagno, age 46, has been Executive Vice President of the Core Carbon and Services Division since January 2016.  Mr. Coccagno was Senior Vice President – Asia, Global Procurement and Strategic Initiatives of the Company from March 2015 to January 2016. Mr. Coccagno was Vice President – Global Procurement and Strategic Initiatives from September 2012 to March 2015. Prior to joining the Company, Mr. Coccagno held several positions of increasing responsibility in Procurement, Logistics, Compliance, Corporate Communications, and Corporate Development at LANXESS Corporation, a specialty chemicals company, from July 2004 to September 2012.  During his last assignment at LANXESS Corporation, Mr. Coccagno led the successful integration of three acquisitions in an eighteen month period.  Mr. Coccagno started his career at Bayer Corporation, a global diversified conglomerate, working in Supply Chain Management, before moving into Sales, Marketing, and Procurement from September 1996 to June 2004.

Chad Whalen, age 43, has been Senior Vice President, General Counsel, and Secretary of the Company since December 2015. Preceding the Company, Mr. Whalen worked for RTI International Metals, Inc., a NYSE-listed global manufacturer of titanium and specialty metal products. While at RTI, Mr. Whalen held the position of General Counsel and Senior Vice President of Government Relations from April 2013 to July 2015, when it was acquired by Alcoa Inc. Prior thereto, he was General Counsel and Vice President from February 2007 to April 2013. From September 1999 to February 2007, Mr. Whalen was a corporate finance attorney in the Pittsburgh, Pennsylvania office of Buchanan Ingersoll and Rooney PC.

Steven D. Nolder, age 51, has been Vice President Human Resources and Logistics of the Company since January 2015.  Mr. Nolder was the Company’s Vice President Global Business Services from May 2013 to January 2015.  Prior to joining the Company, Mr. Nolder was Vice President, Human Resources and Logistics for LANXESS Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and Directors, and persons who own more than ten-percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the SEC and the NYSE. Officers, Directors and greater than ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the Forms 3, 4, and 5 furnished to the Company during or with respect to 2017, or written representations from certain reporting persons that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and Directors and ten-percent beneficial owners were complied with during 2017, except as follows: a late Form 4 with respect to the divestiture of shares of common stock during 2017 by James Coccagno was filed on December 6, 2017.

Corporate Governance Documents

A copy of the current charters of the committees of the Board, the Code of Business Conduct and Ethics (which applies to Directors, officers and employees of the Company), the Supplement to the Code of Business Conduct and Ethics (which applies to the chief executive officer, chief financial officer and controller of the Company), and the Corporate Governance Guidelines are available to stockholders at the Company’s website (www.calgoncarbon.com), and are also available in print, without charge, to any stockholder who requests a copy by contacting Chad Whalen, Senior Vice President, General Counsel and Secretary, at the Company’s principal office.  The Company intends to disclose any amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics or Supplement to the Code of Business Conduct and Ethics on the Company’s website within four business days following the date of the amendment or waiver.

Director Nomination Process

As of the date hereof, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 23, 2017.

Audit Committee

The Company’s Audit Committee currently consists of three directors: Messrs. Lyons (Chairperson), Paro and Templin. Our Board has affirmatively determined that each member of the Audit Committee is “independent” under the listing standards of the NYSE regarding independence and the heightened independence standards adopted by the SEC for audit committees.  The Board has also determined that each member of the Audit Committee is financially literate.

Additionally, Messrs. Lyons, Paro and Templin have each been designated by the Board as the “audit committee financial experts,” as contemplated by the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated thereunder.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Summary

▪	We offer a comprehensive executive compensation program that has been designed and is managed by the Compensation Committee of our Board of Directors, which is comprised of independent directors.
▪

We aim to hold our named executive officers accountable for the financial and operational performance of the Company as well as the value of the Company’s common stock and thus, a significant portion of our named executive officers’ total compensation is at risk and tied to short-term and long-term performance of the Company.

▪

Our compensation program includes the use of Company common stock, with related executive stock ownership guidelines, that serve to align the interests of our executives with the interests of our stockholders.

▪

We benchmark our executives’ total compensation against market peers to ensure fairness and to enable the Company to successfully attract and retain executives. The peer companies are reviewed by the Committee annually and are similar to the Company in terms of business characteristics and complexity and are appropriate in terms of revenue, assets, market capitalization and employee size.

▪

Our incentive programs are designed to reward executives with compensation above market median when Company performance exceeds our expectations and to pay our executives below market median when Company performance is below our expectations.

▪

When determining the CEO’s long-term incentive grant value each year, our Compensation Committee not only considers our philosophy of targeting pay at the market median, but also the Company’s recent financial and stockholder performance, to reach a grant value we believe is appropriate.

▪

We monitor compensation trends and developments and attempt to build them into our compensation program when we believe they are appropriate and in the best interest of the Company’s constituents. For example:

o

The Compensation Committee has examined our compensation program for our executives and has determined that our practices and policies do not promote excessive risk taking and that various mitigating features are in place, such as capped incentive opportunities, use of capital return metrics, stock ownership guidelines, recoupment policy and administrative and governance processes, that serve to mitigate excess risk.

o

The Compensation Committee, with the aid of its independent compensation consultant, conducts an annual review of CEO realizable pay compared with the Company’s performance noting that the Company’s pay-for-performance positioning shows an acceptable level of correlation with relative performance outpacing pay.

o	We maintain a policy that prohibits all employees and directors from hedging their interest in our stock.

o	We provide no tax gross-up of any nature on any of our compensation or benefit programs, including our change in control severance policy, for executives.
o	No material perquisites are provided to our executives.
o

Our change in control severance policy for executives requires both a qualified change in control and termination of the executive to receive any cash severance or vesting acceleration benefits under the policy.

▪

Over 93% of our stockholders who voted approved the compensation paid to our named executive officers at our 2017 Annual Meeting; and we have never received less than 90% favorable votes of the shares voted since we started annual say on pay votes in 2011.  As a result, the Compensation Committee interpreted this level of favorable vote to mean that, by and large, the Company’s stockholders are satisfied with our executive compensation arrangements and, therefore, we have made no significant changes to our compensation system for 2017.

Objectives of the Executive Compensation Program

The executive compensation program is designed to motivate executives and support the success of the Company which ultimately occurs through the actions of talented employees. The specific objectives of our compensation program are to:

•

Attract and Retain Executive Talent. Through a competitive total compensation program, the Company seeks to attract qualified and talented executives to serve in existing or newly created positions. The Company also seeks to retain our executives and promote positive engagement in the business and culture of the Company.

•

Align Compensation with Company and Individual Performance. Certain elements of our compensation program are designed to hold executives accountable for the financial and operational performance of the Company, as well as influencing the value of the Company’s common stock. To facilitate these objectives, a significant portion of an executive’s compensation is at risk because it is directly tied to the short- and long-term performance of the Company.

•

Foster an Ownership Mentality and Create Alignment with Stockholders. Our compensation program provides shares of the Company’s common stock and common stock-based awards as significant elements of compensation. Taken together with our executive stock ownership guidelines, this practice creates an expectation that our executives will maintain a significant level of ownership to align their interests with those of our stockholders.

The Company has designed the compensation program based on a set of core principles which we believe support our overall objectives:

•	The compensation program will be fair and competitive, from an internal and external perspective, taking into account the role and distinct responsibilities of each executive.
•	A substantial portion of an executive’s compensation will be at risk and linked to the achievement of both corporate and individual goals and changes in stockholder value.
•	Retirement benefits will provide financial stability following employment but will not be the focal point of why executives choose to work for the Company.
•	The use of perquisites and other executive benefits will be negligible and of minimal cost to the Company.

•	All compensation program elements taken as a whole will help focus executives to achieve the Company’s financial and operational goals.

Within the context of these objectives and principles, the Company has developed its compensation program for the Chief Executive Officer and other executive officers.

Overview of the Compensation Program and Decision-Making Process

Our Board has assigned the oversight of our executive compensation program to our Compensation Committee, which is currently composed of three independent directors (as determined in accordance with the Rules of the NYSE). The Compensation Committee reviews and makes decisions regarding the compensation program for the Chief Executive Officer and makes decisions for the other executive officers after considering recommendations made by the Chief Executive Officer. The Compensation Committee also considers the impact of corporate tax and accounting treatment for the different types of compensation it approves. The decisions made by the Compensation Committee with respect to the named executive officers for 2017 are reflected in the tables and related footnotes and narratives that follow this Compensation Discussion and Analysis.

In order to support the objectives outlined above, the Company has developed a compensation program that supports our pay-for-performance philosophy and that provides executives with a mixture of cash payments (base salary and short-term incentives) and stock-based awards (long-term incentives). Our stock-based compensation program consists of three different types of awards, each selected to address different objectives. We also provide executives with a qualified defined contribution retirement plan similar to that provided to all other employees and severance benefits for certain types of termination (including “change in control” situations) from the Company. The Company currently does not provide material perquisites (e.g., automobile, financial counseling, etc.) to our executives. The Company believes that the compensation elements, taken as a whole, are necessary to attract and retain the best executive talent in its industry.

The Compensation Committee believes that in order to successfully compete for talent, a fixed-cash salary is necessary to provide a base level of income that is not tied to Company performance. When developing the executive compensation program, the Compensation Committee considers both short- and long-term strategic goals of the Company, which it believes fall within the control of executive management and leads to stockholder value creation. In order to align the interests of executives to the achievement of these goals, the Compensation Committee has developed performance-based incentive plans with payments contingent upon the achievement of these goals. Certain of the payments (short-term cash incentives) are designed to reward the achievement of annual goals, while equity grants (except for time-vesting restricted stock) are designed to reward the accomplishment of long-term goals directly associated with increasing stockholder value. The Committee reviews the short- and long-term stockholder return as well as the financial performance of the Company when determining the grant value of the CEO’s long-term incentive award each year.  The following table illustrates the allocation between actual fixed and variable compensation components in 2017 for each of our named executive officers:

	Fixed	Variable
Executive	Cash Base Salary	Short- Term Cash Incentive	Long- Term Stock- Based Incentive
Randall Dearth	36%	23%	41%
Robert Fortwangler	56%	18%	26%
Stevan Schott	52%	16%	32%
James Coccagno	52%	16%	32%
Chad Whalen	55%	18%	27%

Our performance-based incentives are designed to reward executives with compensation above the middle (or 50th percentile) of the market when Company performance exceeds our expectations and the performance of our peer group. When performance falls below our expectations, the incentive plans are designed to pay below the middle (or 50th percentile) of the market and could result in no payment with respect to certain components of compensation if performance falls below a certain level.

The Compensation Committee reviews the compensation practices among peer companies and broader general industry companies in order to ensure the appropriateness of the Company’s compensation program design and compensation levels. To assist in this process, the Compensation Committee employs a compensation consultant. In mid-2010, the Compensation Committee retained Pay Governance LLC as its independent consultant.  Pay Governance is an independent executive compensation consulting firm which has been retained directly by the Compensation Committee and reports directly to the Compensation Committee and advises the Compensation Committee on compensation matters. The consultant participates in Compensation Committee meetings and is engaged to advise the Compensation Committee with respect to compensation trends and best practices, plan design and the reasonableness of individual compensation awards. Towers Watson provides advice on retirement and compensation matters to the Company’s senior management.

The Compensation Committee’s decision to hire Pay Governance was not made or recommended by Company management.  Pay Governance has not performed any work for the Company in 2017 except with respect to the work that it has done directly for the Compensation Committee.  Pay Governance has informed the Compensation Committee that the fees paid to it by the Company in 2016 and 2017 equated to less than one-half percent of Pay Governance’s total revenue for each period.  Pay Governance also informed the Compensation Committee that it owns no Company stock.  The Compensation Committee also determined that there are no other relationships between the Company and Pay Governance or its employees working for the Compensation Committee that could give rise to a conflict of interest.  Pay Governance has reviewed its policies regarding independence with the Compensation Committee.  Given the above, the Compensation Committee determined that Pay Governance is independent pursuant to the NYSE listing standards.

In providing information to the Compensation Committee regarding market compensation practices, the consultant employs a benchmarking process, an assessment tool that compares elements of the Company’s compensation programs with those of other companies that are believed to have similar characteristics. In general, the purpose of the benchmarking process is to:

•	Understand the competitiveness of current pay levels relative to other companies with similar revenues and business characteristics;
•	Understand the alignment between executive compensation levels and Company performance; and
•	Serve as a basis for developing salary and short- and long-term incentive information for the Compensation Committee’s review.

The consultant also uses market compensation data from compensation surveys from other compensation consultants representing hundreds of general industry companies.  The consultant also performs a more specific analysis of proxy disclosures from peer companies in the filtration industry and other companies that the Company competes with for executive talent. The peer group has been developed based on a set of characteristics that include:

•	Annual revenues, assets, market capitalization and employee size that range from approximately one half to two times those of the Company;
•	Global manufacturing operations (in Standard & Poor’s “Materials” classification); and

•	Competitor companies within the filtration/separation industry.

For 2017, the peer group consisted of the following 18 companies:

American Vanguard Corp.	Franklin Electric Co., Inc.	L.B. Foster Company
Ampco-Pittsburgh Corporation	Graco Inc.	Lindsay Corporation
Badger Meter, Inc.	Hawkins, Inc.	Lydall, Inc.
Balchem Corp.	Haynes International, Inc.	MSA Safety Incorporated
CECO Environmental Corp.	II-VI Incorporated	Quaker Chemical Corporation
Eagle Materials Inc.	Innophos Holdings, Inc.	Standex International Corporation
ESCO Technologies Inc.

In addition to the market data, the Compensation Committee considers other factors when making its decisions, such as an executive’s individual performance, experience in the position and the size of prior-year compensation adjustments. The Compensation Committee does not consider amounts from prior performance-based compensation, such as prior bonus awards or realized or unrealized stock option gains, in its decisions to increase or decrease compensation in the current year. The Compensation Committee believes that this would not be in the best interest of retaining and motivating the executive.

The Compensation Committee also reviews a summary report or “tally sheet” which sets forth the current and two-year historical compensation provided to each executive. The tally sheet includes the total dollar value of annual compensation, including salary, short- and long-term incentive awards, annual increase in retirement accruals and other compensation and benefit amounts. The tally sheet also includes equity ownership levels (number of shares and value) and amounts payable upon various termination scenarios. The review of tally sheets is an important aspect of the Compensation Committee’s decision-making process. The tally sheets allow the Compensation Committee to review each element of compensation for each executive and review how decisions as to each element may affect decisions regarding other elements and the total compensation for each executive.

Individual Performance Goals.  In connection with the determination of fixed-cash base salary adjustments and compensation under the performance-based short-term incentive plan, the Company sets individual performance goals and then measures a named executive officer’s performance against such goals.  Goals are specific to the executive’s area of responsibility.  As more fully described below, the level of achievement against such goals may have an impact on the Compensation Committee’s decisions regarding base salary and the “individual performance objectives” as it relates to bonus awards earned under our short-term incentive program.  The performance goals for 2017 for each named executive officer are set forth below.

Randall Dearth (President and Chief Executive Officer)

Performance Category	Individual Performance Measures

Performance Improvement/Profit Enhancement	• Working capital improvement • Targeted cost improvements

Strategic Initiatives	• Acquisition integration • Wood product expansion initiatives

Business Process Improvement	• Safety and environmental compliance • Internal control over financial reporting improvements

Robert Fortwangler (Senior Vice President and Chief Financial Officer)

Performance Category	Individual Performance Measures

Performance Improvement	• Working capital improvement • Targeted cost improvements

Strategic Initiatives	• Acquisition integration

Business Process Improvement	• Safety and environmental compliance • Cyber security analysis, system development and implementation • Internal control over financial reporting improvements

Stevan Schott (Executive Vice President Advanced Materials, Manufacturing, and Equipment Division)

Performance Category	Individual Performance Measures

Performance Improvement/Profit Enhancement	• Working capital improvement • Targeted cost improvements • Ballast water performance improvement

Strategic Initiatives	• Acquisition integration • Wood product expansion initiatives

Business Process Improvement	• Safety and environmental compliance • Internal control over financial reporting improvements

James Coccagno (Executive Vice President Core Carbon and Services Division)

Performance Category	Individual Performance Measures

Performance Improvement	• Working capital improvement • Targeted cost improvements • Calgon Carbon Japan performance improvement

Strategic Initiatives	• Acquisition integration • Wood product expansion initiatives

Business Process Improvement	• Safety and environmental compliance • Internal control over financial reporting improvements

Chad Whalen (Senior Vice President, General Counsel and Secretary)

Performance Category	Individual Performance Measures

Performance Improvement	• Targeted cost improvements

Strategic Initiatives	• Acquisition integration

Business Process Improvement

•     Safety and environmental compliance

•     Cyber security analysis, system development and implementation

•     Ethics and compliance training

•     Electronic record retention implementation in connection with email transition

•     Internal control over financial reporting improvements

The individual goals are generally created in late December or early January of each year.  Each of the executives, other than the Chief Executive Officer, discusses and refines the goals through meetings with the Chief Executive Officer.  The Compensation Committee reviews all of our executives’ goals.  The Chief Executive Officer’s goals are set after consultation with the Compensation Committee.  The goals are designed to help achieve the Company’s short-term performance objectives and longer-term strategic objectives and Company profit planning goals.

The actual performance of each individual relative to each of the individual goals is reviewed and discussed with the executive periodically during the year and evaluated on a subjective basis by the Chief Executive Officer (except that the Chief Executive Officer’s actual performance relative to each of his individual performance goals is evaluated by the Compensation Committee) at the end of the year using the following:

Did Not Meet	Threshold Performance	Partially Meets	Meets
0%	50%	75%	100%

After a determination of whether goals are met, a weighted average of the percentages applicable to each goal is determined for each executive.  For 2017, the applicable aggregate weighted average percentages for the named executive officers were as follows:  Mr. Dearth, 100%; Mr. Fortwangler, 96%; Mr. Schott, 84%; Mr. Coccagno, 98%; and Mr. Whalen, 100%.  This information is then used as appropriate to develop salary recommendations and to determine awards for 2017 under the individual performance portion of our performance-based, short-term cash incentive plan (weighted to a factor of 25%).  The development of salary recommendations using this information is subjective, and considers other factors, such as alignment with market pay level, experience, internal equity, and contribution.

Elements of Executive Compensation

Fixed-Cash Base Salary. Through the base salary element of its compensation program, the Company seeks to attract and retain executive talent by attempting to provide a salary level for each executive that approaches the midpoint (50th percentile) of salaries of executives in comparable positions at other similarly sized companies. The consultant uses annual compensation surveys and peer group proxy disclosures to determine the “competitive zone” for the base salary for each position. The Company defines the competitive zone as plus or minus 10% of the midpoint (or 50th percentile) of the market for each position. The Company also establishes a budget for salary increases, subject to approval by the Compensation Committee. The budget is based on current business conditions as well as survey data of comparable companies provided by the consultant.

The Chief Executive Officer conducts an annual review of each executive officer.  The review consists of a comparison of the executive’s performance versus the pre-determined goals as described above and an assessment of the executive’s general progress.  The Chief Executive Officer rates the performance of each executive.  The Chief Executive Officer makes recommendations to the Compensation Committee regarding each executive’s salary by considering the rating, the budget for salary increases and an understanding of the market-based competitive zone.  The Compensation Committee uses the same methodology for the Chief Executive Officer.

At its February 2017 meeting, the Compensation Committee decided to hold base salaries flat throughout 2017 for the named executive officers consistent with its implementation of a base salary freeze for all employees given the Company’s 2016 performance.

Performance-Based Short-Term Cash Incentive Compensation. Through the short-term incentive program, the Company seeks to align the interests of the executives with the annual financial and non-financial goals of the Company.  In 2017, short-term incentive opportunities for each executive officer, as a percent of their base salary, were as follows:

Executive	Target Award
Randall Dearth	90%
Robert Fortwangler	45%
Stevan Schott	45%
James Coccagno	45%
Chad Whalen	45%

The Committee compares the target short-term cash incentive opportunities to the market for each executive each year as part of its annual executive compensation assessment.

Actual awards paid for 2017 performance are included in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation,” while the possible opportunities under this plan that could have been made for 2017 at threshold, target and maximum are included in the Grants of Plan-Based Awards Table under the columns “Estimated Future Payouts Under Non-Equity Incentive Plan Awards.”

Short-term incentive awards for 2017 performance were approved by the Compensation Committee at its February 2018 meeting after reviewing pre-determined goals and metrics. The performance goals and weights for 2017, including actual performance against each goal for our executives, were as follows:

				Pre-Established 2017 Short-Term Incentive Goals
Performance Measure	Weight	2017 Performance	Adjusted 2017 Performance	Threshold	Target	Maximum
Operating Cash Flow*	45%	$64.59mm	$68.46mm	$64.74mm	$76.16mm	$87.58mm
EBITDA/Sales**	30%	14.20%	14.29%	14.27%	16.25%	18.22%
Individual Performance Objectives	25%	(varies by Executive as set forth above)

*     Operating Cash Flow = Net cash provided by operating activities.

**   EBITDA/Sales = Earnings before interest, taxes, depreciation and amortization divided by sales.

Operating cash flow was chosen as an indication of cash flow produced as a result of the operations of our business. It was given a higher weighting as the Committee believes it is strong indicator of the quality of the Company’s results. We have also chosen EBITDA as a percentage of sales to stress to our executives the importance of increasing our operating efficiencies and controlling our selling and administrative expenses in order to drive higher level of profitability for each dollar of sales. Finally, we continue to believe that individual objectives are important.  An executive may earn a short-term incentive award due to success in achieving individual goals; however, unlike the other performance measures, the individual performance opportunity is capped at target.

A discussion of the named executive officers’ individual performance objectives for 2017 is set forth above under “Individual Performance Goals.” The Compensation Committee may use its discretion to determine the amount of any short-term incentive award and has done so in recent years. Specifically, the Compensation Committee may award short-term incentive compensation in amounts that deviate from the amounts determined after application of the weighted average formula.  The plan was not administered for purposes of 2017 to potentially qualify applicable amounts for the historical “performance-based compensation” exemption under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as further discussed below, although the Compensation Committee is aware of this exemption and its potential benefits (we also note that this exemption has now been repealed, effective for taxable years beginning after December 31, 2017, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017 is available).

Actual bonus awards paid for 2017 performance are included in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.”  These payments reflect the application of each named executive’s weighted average score for individual performance goals and the Company’s adjusted results for the two pre-determined financial metrics: operating cash flow and EBITDA as a percentage of sales.

The Committee determined that it would be appropriate to adjust the Company’s actual performance for compensation purposes to remove (i) the unplanned costs associated with the proposed merger (the “Merger”) of the Company with a wholly-owned subsidiary of Kuraray Co. Ltd. and (ii) the gain from the sale of an idled plant in the United Kingdom.  The Merger was announced in September 2017 and was not included in the Company’s 2017 profit plan, upon which the 2017 short-term incentive performance goals were established.

Long-Term Incentive Compensation. The Company’s long-term incentive compensation program seeks to align the executives’ interests with those of the Company’s stockholders by rewarding successes in stockholder returns in absolute terms and relative to peers. Additionally, the Compensation Committee desires to foster an ownership mentality among executives by providing stock-based incentives as a significant portion of compensation. In determining which type of stock vehicles to include in the program, the Compensation Committee chose to focus on the following:

•	Total shareholder return (stock price appreciation plus dividends) relative to peers;
•	Return on capital;
•	Stock price appreciation; and
•	Continued loyalty to and employment with the Company.

In 2017, the Company’s long-term incentive program consisted of the following three equity components: performance stock units, stock options, and time-vesting restricted stock.  The Compensation Committee believes that these components align with the goals of the long-term compensation program identified above.

Under the terms of the Company’s Amended and Restated 2008 Equity Incentive Plan, the Compensation Committee determines which employees are eligible to receive equity awards, the value and number of shares granted, the rate and period of vesting, performance goals and other relevant terms.

The Compensation Committee considers market trends when making long-term incentive grant recommendations for each executive. In order to understand the full impact of making grant decisions, the Compensation Committee also considers a number of other factors prior to making its decisions related to equity awards for the upcoming year. These factors include:

•	the number of outstanding options or other equity awards;
•	the number of shares available for future grant in the Company’s stock option plan;
•	the size of the annual grant in aggregate expressed as a percent of total shares outstanding;
•	the market price of the Company’s common stock and the performance of the Company and its prospects;
•	the market 50th percentile long-term incentive value for each executive position;
•	potential dilution which could result from the exercise of options; and
•	the benefits of linking the employees’ incentive to the market price of the stock.

When determining the grant of options, restricted stock or other equity awards to a particular individual (executive or non-executive), the Compensation Committee considers the individual’s level of responsibility, the relationship between successful individual effort and Company results, incentive compensation plans of other companies and other relevant factors.

Based on a review of the above information, the Compensation Committee may use its discretion to modify the long-term incentive grant opportunity for each executive. In early 2017, the Compensation Committee approved long-term incentive award values that consider the factors stated above for each executive, which is then allocated to the three long-term incentive vehicles as follows:

•	Stock options—25%
•	Time-vesting restricted stock—25%
•	Performance stock units—50%

To determine the number of performance stock units, stock options and/or time-vesting restricted stock to be issued, the dollar amount allocated to each long-term incentive vehicle is divided by the vehicle’s current Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”) per share fair value.

The Compensation Committee believes that the use of all three equity vehicles allows it to successfully meet its long-term objectives.  In February 2011, the Compensation Committee changed its prior method of granting equity awards to our named executive officers that reflected the market median data available at the time of grant and instead determined to grant equity awards as a percentage of base salary.  The Compensation Committee believed that this change will result in less volatility from year to year and allow the Compensation Committee to look at total compensation when comparing market comparisons rather than at just a single component of compensation.

In early 2017, the Compensation Committee set the following award values as a percentage of salary for our named executive officers: Mr. Dearth – 150%; Mr. Fortwangler – 60%; Mr. Schott – 80%; Mr. Coccagno – 80%; and

Mr. Whalen – 65%.  The awards were then divided into stock options, time-vesting restricted stock and performance stock units in the percentages described above.

The information under the headings “Stock Awards” and “Option Awards” in the Summary Compensation Table is with respect to those awards granted at the February 2017 meeting for our existing named executive officers.

Stock Options. The Compensation Committee selected stock options as a means of aligning executives’ compensation with the creation of value to stockholders. Stock options provide realizable value to executives only if the Company’s stock price increases after the options are granted. Each option has vesting provisions that require continued employment of the executive thereby promoting the retention of executives. Stock options vest in equal one-half increments over the two-year period following grant. In 2011, the Compensation Committee reduced the term of its stock option awards from ten years to seven years to add incentive to create stockholder value in a short period of time. The options are exercisable after they have vested until they expire, which is on the seventh anniversary following the grant date. The combination of the seven-year term and the two-year vesting provision supports the long-term intentions of the Compensation Committee.

The fair value of each option is calculated by the Company as of the grant date and expensed over the vesting period in accordance with generally accepted accounting principles (ASC Topic 718).  When the executive exercises the non-qualified stock options, the Company receives a tax deduction that corresponds to the amount of taxable income recognized by the executive.

Time-Vesting Restricted Stock. The Compensation Committee has selected restricted stock that vests based on the passage of time and continued employment as a minority element of the long-term incentive program. While this long-term incentive vehicle is not considered performance based, the Compensation Committee has selected restricted stock to build share ownership and promote retention of the executives by rewarding loyalty to, and continued employment with, the Company.  Grants of restricted shares generally vest in equal increments over three years. The fair value of restricted shares is calculated on the date of grant and expensed over the vesting period of three years. When shares vest, the Company receives a tax deduction that corresponds to the amount of taxable income recognized by the executive.

Performance Stock Units. The Compensation Committee has selected performance stock units as a means of encouraging and rewarding executives for delivering solid returns to our stockholders, above and beyond the return delivered by most of our peers. Since 2011, our performance stock unit awards have utilized two performance metrics: the Company’s return on capital (net income ÷ (average debt + average equity)) and the Company’s relative total shareholder return. Fifty percent (50%) of the performance unit award will be determined based upon the Company’s return on capital as compared to a target for the year ended on the last year of a three-year performance period.  The Compensation Committee chose a target of 8.0% for the units granted in 2017, 9.4% for the units granted in 2016, and 11.2% for the units granted in 2015, which are benchmarks the Compensation Committee believed should be attainable at the end of the three-year period. In establishing return on capital target goals, the Committee considers the Company’s cost of capital, among other things. The remaining 50% of the performance unit award will be determined based upon the ranking of the Company’s three-year total shareholder return relative to a peer group (identified herein).

A target number of shares underlying a performance unit award is identified at the beginning of the three-year performance period but not actually delivered to the executive unless and until the shares are earned at the end of the performance period by achieving the pre-established performance criteria. The number of shares earned may vary from zero to 200% of target; however, any payout on total shareholder return is capped at the threshold level in the event the Company’s total shareholder return for the period is negative.

The payout schedules used in the 2017 awards, with interpolation used between levels, were as follows:

50% of units for which payout will be based upon total return on capital for the year ending December 31, 2019:

Total Return on Capital	Award to Executive as a Percent of Target Opportunity
Below 6.2%	No award
6.2%	50% (minimum award)
8.0%	100% (target award)
10.0%	200% (maximum award)

50% of units for which payout will be based upon three-year total shareholder return:

Total Shareholder Return Performance Relative to Peer Group	Award to Executive as a Percent of Target Opportunity
Below 30th %ile	No award
30th %ile	50% (minimum award)
55th %ile	100% (target award)
90th %ile or greater	200% (maximum award)

The Compensation Committee reserves the right to make adjustments for unusual items in its discretion. The fair value of TSR awards is calculated as of the date of grant using a Monte Carlo simulation model and expensed on a straight-line basis over the performance period.  The fair value of ROC awards is calculated as of the date of grant and expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  When performance units vest, the Company receives a tax deduction that corresponds to the amount of taxable income recognized by the executive.

Stock Option and Other Equity Granting Procedures

The procedure for making equity grants to executive officers is as follows:

•

The Compensation Committee generally meets to discuss compensation, including approving equity awards, at its meeting that coincides with the Board of Directors meeting to review year-end financial results.  Grants of equity awards are made based upon a value and not based upon a number of shares with the grant date generally to be the fourth business day after the Company releases its earnings for the previous year.

•

Grants to executive officers, as approved by the Compensation Committee, are communicated to the grantees by the Chief Executive Officer. The Chairman of the Compensation Committee informs the Chief Executive Officer of his annual award. The strike price for stock options is an average of the high and low of the Company’s common stock price on the day of the grants, as permitted by ASC Topic 718.

2018 Long-Term Incentive Compensation

At its February 2018 meeting, the Compensation Committee decided to table any decision related to grant of long-term incentives for 2018 given the pending Merger.

Stock Ownership Policies

In order to foster an equity ownership culture and further align the interests of management with the Company’s stockholders, the Compensation Committee has adopted stock ownership guidelines for executives.

•	Chief Executive Officer—stock valued at five times annual base salary

•	Executive and Senior Vice Presidents—stock valued at three times annual base salary
•	Vice Presidents—stock valued at one time annual base salary

The following forms of ownership apply toward the stock ownership level: shares purchased, vested and unvested restricted stock, shares retained following the exercise of stock options, shares earned following the achievement of performance goals, and shares accumulated through retirement plans. Unexercised stock options and unearned performance stock units do not apply toward executive ownership levels. Beginning in 2015, the Compensation Committee imposed a 100% retention requirement until such time as the executive attains the ownership guideline.  This means that, except for the sale of shares to cover tax obligations associated with vesting, no shares may be sold unless the executive’s stockholdings exceed the guideline.

The Company has also adopted a director stock ownership policy.  Pursuant to the policy, all outside directors have a guideline to acquire and hold Company stock valued at $180,000 or more.  Directors have a five-year period to acquire the stock.  No formal penalty for failure to achieve the ownership level within the five-year period was adopted; however, the Governance Committee may consider compliance with the policy when making recommendations with respect to nomination for re-election to the Board.

Under the terms of our insider trading policy, no officer or director may purchase or sell any put or call or engage in any other hedging transaction with respect to our common stock.

Retirement Plan Summary

The Company maintains a defined benefit retirement plan for its U.S. salaried employees, which is otherwise known as the pension plan, and a defined contribution thrift/savings plan, which is otherwise known as the 401(k) plan.  The purpose of both of these plans is to provide post-retirement income and stability to executives and employees. It is the goal of the Compensation Committee and the Board that these plans be competitive with plans which would be available to executives of similar-sized companies. The Company does not provide a plan for highly compensated employees to restore benefits lost due to Internal Revenue Service (IRS) limits.  A more complete description of these plans can be found under the pension plan disclosure in this Form 10-K.

At the end of 2005, the Company offered its U.S. salaried employees the option to discontinue receiving new benefits under the pension plan and instead participate in an enhanced 401(k) plan which would provide for better matching contributions by the Company.

In 2006, the Company eliminated all accruals of future benefits under its defined benefit plan, effective January 1, 2007, and instead provides all U.S. salaried employees with enhanced matching contributions under the 401(k) plan.

Perquisites

The Company does not believe that perquisites are essential to attract and retain executives and, therefore, does not provide perquisites to executives, with the exception of an annual physical examination for the CEO.

Severance Policy

The Company has employment agreements with its U.S. based executive officers that provide for, among other provisions, cash payments and benefits in the event of termination by the Company other than “for cause.”  The Compensation Committee believes that these agreements are necessary to attract and retain executives.

The current employment agreements (the “Agreements”) were put in place with each of the executive officers effective January 1, 2016 (with the exception of Mr. Whalen), following the expiration of prior agreements.  Mr. Whalen’s agreement was effective on his date of hire, December 1, 2015.  The term of each of the Agreements runs through December 31, 2018.  The Agreements provide for severance as follows:

If an executive’s employment is terminated without Cause (as defined in the Agreements) or if an executive resigns with Good Reason (as defined in the Agreements), the Company is required to provide the executive any amounts of compensation earned through the termination date and lump sum payments for each of the following: (A) twelve (12) months of severance of the executive’s then current base salary in a lump sum payment, (B) in the case of Mr. Dearth only, one (1) time the current “target” amount of any cash bonus or short-term cash incentive plan in effect for the calendar year in which the termination of employment occurs (the current “target” amount of any cash bonus or short-term cash incentive plan in effect for the executive for the calendar year in which the termination of employment occurs being the “Bonus Amount”), and (C) an additional lump sum payment equal to the reasonable estimated cost to the Executive of obtaining (whether through coverage offered to comply with the Consolidated Omnibus Budget Reconciliation Act (COBRA) or otherwise) health and welfare benefits, including medical and prescription drugs, dental, vision and life insurance benefits for twelve (12) months substantially similar to those coverages that the Executive had immediately prior to the termination of employment, calculated by taking into account maximums and certain reductions under the Company’s Insurance Certificates.

In the event of a Covered Change of Control Termination (as defined in the Agreements), then instead of any other severance benefits payable to the executive, the executive would receive: (i) a lump sum equal to the sum of: (A) two (2) years (three (3) years in the case of Mr. Dearth) of the executive’s then current base salary, (B) two (2) times (three (3) times in the case of Mr. Dearth) the Bonus Amount, and (C) the aggregate amount of contributions that would be credited to the executive under the Company’s 401(k) plan for the two (2) years (three (3) years in the case of Mr. Dearth) following the effective date of termination in connection with (a) the Company’s fixed contribution to the plan (currently 3%), and (b) the Company’s matching contributions of employee contributions to the plan at the then-current rate of matching contributions, assuming that the executive were to continue to participate in the plan and to make the maximum permissible contribution thereunder for the two (2) year (three (3) years in the case of Mr. Dearth) period; (ii) his normal health and welfare benefits (but not including additional stock or option grants) on a monthly basis during the two (2) year (three (3) years in the case of Mr. Dearth) period following the occurrence of a Change of Control (as defined in the Agreements), including health, dental and life insurance benefits the executive was receiving prior to the Change of Control (subject to any limits imposed under Section 409A of the Code); and (iii) all stock options and stock appreciation rights previously granted to the executive by the Company, and shall be fully vested in all restricted stock, stock units and similar stock-based or incentive awards (assuming “target” satisfaction of any applicable performance conditions) previously granted to the executive by the Company, regardless of any deferred vesting or deferred exercise provisions of such arrangements; provided, however, that the payment of restricted units shall not be accelerated except as provided in the award agreement under which they were granted.  The Change of Control severance payments are payable on the first day following the six (6) month anniversary of the date of the Covered Change of Control Termination (as defined in the Agreements).

Severance Payments (as defined in the Agreements) will not be “grossed up” for the effect of any excise taxes that might be due under Sections 280G, 4999 or 409A of the Code.

Each of the Agreements requires the executives to comply with confidentiality, non-compete and non-solicitation covenants.

Details of the Agreements and a quantification of severance amounts payable under certain termination scenarios are included in the section entitled “Potential Payments Upon Termination or Change In Control”. In addition, specific disclosures related to the impact of the proposed Merger can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 28, 2017.

Adjustments or Recovery of Prior Compensation

The Company has a recoupment policy.  Pursuant to the policy, if the Board determines that an executive officer or other designated officer has been incompetent or negligent in the performance of his or her duties or has engaged in fraud or willful misconduct, in each case in a manner that has caused or otherwise contributed to the need for a material restatement of the Company’s financial results, the Board will review all performance-based compensation awarded to, or to be earned by, the executive during the period affected by the restatement.  If, in the Board’s view, the performance-based compensation would have been lower if it had been based on the restated results, the Board and the Company will, to the extent permitted by applicable law, seek recoupment from the executive of any portion of such performance-based compensation as it deems appropriate.

Impact of Tax and Accounting Policy on Executive Compensation

In general, under Section 162(m) of the Code, compensation in excess of $1 million paid to certain executive officers (and, beginning in 2018, certain former executive officers) will not be deductible by the Company. Historically, compensation that qualifies as “performance-based compensation” under Section 162(m) of the Code could be excluded from this $1 million limit, but this exemption has now been repealed, effective for taxable years beginning after December 31, 2017, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017 is available.  The Compensation Committee has been aware of this exemption, but has reserved the right to provide compensation that did not or might not meet the exemption criteria. Additionally, the Compensation Committee did not consider in any substantial way any specific quantification of potential deductibility or potential lost deductibility when making its 2017 compensation decisions.  The Company’s Amended and Restated 2008 Equity Incentive Plan contains provisions which were intended to allow grants of stock options and other performance-based awards under such plan potentially to be eligible for this performance-based exemption, but payments of cash compensation related to our base salary and short-term cash incentive programs and the value of shares that vest from grants of time-vesting restricted stock have not been eligible for the performance-based exemption.

Based on the repeal described above and the operation of Section 162(m) of the Code, compensation granted by the Compensation Committee may not qualify as “performance-based compensation” under certain circumstances.  The Compensation Committee retains the flexibility to award compensation that is consistent with the Company’s objectives and philosophy even if it does not qualify for a tax deduction.  Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes, and it is possible that awards intended to qualify as “performance-based compensation” may not so qualify.  Moreover, even if the Compensation Committee intended to grant compensation that qualifies as “performance-based compensation” for purposes of Section 162(m) of the Code, the Company cannot guarantee that such compensation will so qualify or ultimately is or will be deductible.

The Compensation Committee is aware of the impact on the Company’s financial statements of providing stock-based compensation, which the Company accounts for under ASC Topic 718.  The Compensation Committee is also aware of restrictions that govern the use of nonqualified deferred compensation, Section 409A of the Code, and has modified the Company’s compensation arrangements to comply with this new regulation.

Pay-for-Performance

The Compensation Committee asked Pay Governance to perform a historical pay-for-performance assessment of our CEO as compared to our peer group.  Pay Governance presented its assessment to the Compensation Committee during the Compensation Committee’s November 2017 meeting.

Pay Governance reviewed both the realizable compensation of our CEO and the CEOs of our peer group over the past three and five years.  They also measured the performance of the Company and the peer group over the same three- and five-year period.  Because of the historic nature of the analysis, Mr. Dearth’s pay was not included for years prior to 2013, but rather the pay of our former CEO.  To measure performance, the consultant developed a performance composite using: operating income margin, operating income growth, return on invested capital and total shareholder return.  These metrics were used since they include the metrics used by the Company to determine incentive compensation and would be viewed as reasonable indicators of performance by an external party. This assessment shows that relative performance is outpacing relative pay.  The specific three-year and five-year pay-for-performance alignment was determined as follows:

Period	Performance %ile	Pay %ile (Total Realizable Compensation)
Three-year (2014-2016)	33rd	32nd
Five-year (2012- 2016)	32nd	29th

Summary Compensation Table

The following table shows the compensation paid by the Company and its subsidiaries for the last three completed fiscal years to the Chief Executive Officer, the Chief Financial Officer, and the next three most highly compensated current executive officers as of December 31, 2017.

2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Randall Dearth,	2017	661,410	—	502,495	251,249	422,010	N/A	31,046	1,868,210
Chairman, President and	2016	658,750	—	502,500	251,250	442,934	N/A	28,799	1,884,233
Chief Executive Officer (6)	2015	612,500	—	468,762	234,376	371,371	N/A	22,871	1,709,880
Robert Fortwangler,	2017	286,282	—	86,998	43,498	90,025	4,257	20,812	531,872
Senior Vice President and	2016	290,000	—	87,000	43,500	100,263	2,245	20,137	543,145
Chief Financial Officer	2015	202,171	—	27,577	27,581	37,007	—	13,476	307,812
Stevan Schott,	2017	360,321	—	145,997	73,001	108,380	N/A	22,032	709,731
Executive Vice President – Advanced Materials,	2016	365,000	—	211,843	73,001	123,319	N/A	20,761	793,924
Manufacturing, and Equipment Division	2015	337,425	—	169,969	84,975	112,850	N/A	15,912	721,131
James Coccagno,	2017	296,154	—	119,999	60,000	93,805	N/A	21,025	590,983
Executive Vice President – Core	2016	300,000	—	149,997	75,000	97,308	N/A	20,168	642,473
Carbon and Services Division	2015	239,000	—	73,494	36,749	82,083	N/A	15,541	446,867
Chad Whalen,	2017	296,154	—	97,494	48,750	94,480	N/A	21,273	558,151
Senior Vice President, General	2016	300,000	—	97,500	48,749	108,108	N/A	20,271	574,628
Counsel and Secretary (7)	2015	25,000	—	100,000	—	—	N/A	750	125,750

(1)

The amounts included in this column reflect the aggregate grant date fair value of the time-vested restricted stock awards and performance-based restricted stock unit awards granted to each of the named executive officers in the fiscal years noted, calculated in accordance with ASC Topic 718. Please refer to Note 11, Note 10 and Note 10 to the Company’s Consolidated Financial Statements in its Form 10-K for 2015, 2016 and 2017, respectively, for the related assumptions pertaining to the Company’s calculations.  The values included in this column for the Total Shareholder Return (TSR) awards for 2015, 2016 and 2017 reflect the payout of such awards at target.  For the Return on Capital (ROC) awards, the fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  In the year of grant, no expense was recognized for the 2015, 2016 or 2017 ROC awards as it was not considered probable that the performance condition would be achieved. Assuming the achievement of the highest level of performance conditions for these performance-based awards, the value of the awards at the grant date would be as follows: Dearth: $1,004,989 for 2017, $1,004,981 for 2016, and $937,524 for 2015; Fortwangler: $173,996 for 2017, $173,988 for 2016, and $0 for

2015; Schott: $291,994 for 2017, $291,994 for 2016, and $339,914 for 2015; Coccagno: $239,999 for 2017, $300,012 for 2016, and $146,981 for 2015; and Whalen: $194,988 for 2017, $195,011 for 2016, and $0 for 2015.

(2)

The amounts included in this column reflect the aggregate grant date fair value of option awards granted to each of the named executive officers in the fiscal years noted, calculated in accordance with ASC Topic 718. Please refer to Note 11, Note 10 and Note 10 to the Company’s Consolidated Financial Statements in its Form 10-K for 2015, 2016 and 2017, respectively, for the related assumptions pertaining to the Company’s calculations.

(3)	The amounts included in this column relate to short-term cash incentive awards earned by the named executive officers in the fiscal years noted and paid under the Company’s short-term incentive plan.
(4)	The change in pension value for Mr. Fortwangler in 2015 was a decrease of $1,023.
(5)

Consists of other compensation paid to (i) Mr. Dearth, which includes 401(k) Company contributions of $20,250 in 2017, $19,875 in 2016 and $15,500 in 2015; club dues of $4,735 for 2017, $4,735 for 2016 and $4,568 for 2015; $4,713 as paid dividends on restricted stock vestings in 2017, $2,873 as paid dividends on restricted stock vestings in 2016 and $1,796 as paid dividends on restricted stock vestings in 2015; and annual physical examination costs of $1,160 in 2017, $1,316 in 2016 and $1,007 in 2015; (ii) Mr. Fortwangler, which includes 401(k) Company contributions of $20,250 in 2017, $19,875 in 2016 and $13,456 in 2015; and $561 as paid dividends on restricted stock vestings in 2017, $262 as paid dividends on restricted stock vestings in 2016 and $20 as paid dividends on restricted stock vestings in 2015; (iii) Mr. Schott, which includes 401(k) Company contributions of $20,250 in 2017, $19,875 in 2016 and $15,848 in 2015; and $1,782 as paid dividends on restricted stock vestings in 2017, $886 as paid dividends on restricted stock vestings in 2016 and $64 as paid dividends on restricted stock vestings in 2015; (iv) Mr. Coccagno, which includes 401(k) Company contributions of $20,250 in 2017, $19,875 in 2016 and $15,521 in 2015; and $774 as paid dividends on restricted stock vestings in 2017, $293 as paid dividends on restricted stock vestings in 2016 and $20 as paid dividends on restricted stock vestings in 2015; and (v) Mr. Whalen, which includes 401(k) Company contributions of $20,250 in 2017, $19,875 in 2016 and $750 in 2015; and $1,023 as paid dividends on restricted stock vestings in 2017 and $396 as paid dividends on restricted stock vestings in 2016.

(6)

Mr. Dearth holds an aggregate of approximately 793 phantom stock units of which 764 units were granted to him while he was a non-employee Director, 10.26 units were accumulated in 2017 as accrued and unpaid quarterly dividends, 10.3 units were accumulated in 2016 as accrued and unpaid quarterly dividends and 8.48 units were accumulated in 2015 as accrued and unpaid quarterly dividends.

(7)	Mr. Whalen was hired on December 1, 2015.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to grants of plan-based awards to the named executive officers during 2017.

Grants of Plan-Based Awards In 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Other Stock Awards: Number of Shares of Stock or All	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on the Date	Grant Date Fair Value of Stock Options and Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Options (#) (4)	Awards ($/Sh) (4)	of Grant	Awards ($) (5)
Randall Dearth	3/2/17	301,500	603,000	1,206,000	19,939	39,877	79,754	17,484	77,786	14.37	14.40	753,744
Robert Fortwangler	3/2/17	65,250	130,500	261,000	3,453	6,904	13,808	3,027	13,467	14.37	14.40	130,496
Stevan Schott	3/2/17	82,125	164,250	328,500	5,793	11,586	23,172	5,080	22,601	14.37	14.40	218,998
James Coccagno	3/2/17	67,500	135,000	270,000	4,762	9,523	19,046	4,175	18,576	14.37	14.40	179,999
Chad Whalen	3/2/17	67,500	135,000	270,000	3,869	7,737	15,474	3,392	15,093	14.37	14.40	146,244

(1)

The amounts reported in these columns reflect the short-term cash incentive awards that were granted to the named executive officers in 2017 under the Company’s short-term incentive plan.  The amounts presented in these columns reflect the amounts that could have been earned based upon the level of achievement specified for the underlying performance conditions.  Actual short-term cash incentive awards earned for 2017 are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)

The amounts reported in these columns reflect the performance unit awards that were granted to the named executive officers in 2017 under the Company’s Amended and Restated 2008 Equity Incentive Plan.  The amounts presented in these columns reflect the number of shares of our capital stock that could be earned over the course of the applicable performance period based upon the level of achievement specified with respect to the performance goals underlying such award.

(3)	This column reflects the number of shares of time-vested restricted stock that were granted to the named executive officers in 2017 under the Company’s Amended and Restated 2008 Equity Incentive Plan.
(4)

These options were granted to the named executive officers in 2017 under the Company’s Amended and Restated 2008 Equity Incentive Plan.  The exercise price of the option awards was calculated based on the average of the high and low prices of the Company’s common stock on the NYSE on the date of grant.

(5)

The full grant date fair value was computed in accordance with ASC Topic 718 for each of the awards included in this table.  Please refer to Note 10 to the Company’s Consolidated Financial Statements of this Form 10‑K for the related assumptions pertaining to the Company’s calculations in accordance with ASC Topic 718. The values included in this column for the Total Shareholder Return (TSR) performance stock award for 2017 reflect the payout of such awards at target.  For the Return on Capital (ROC) awards, the fair value is expensed on a straight-line basis over the performance period when it is probable that the performance condition will be achieved.  No expense was recognized in 2017 for the ROC awards made in 2017 as it was not considered probable that the performance condition would be achieved.

The following information relates to both the Summary Compensation Table and the Grants of Plan-Based Awards Table set forth above.

The material terms related to the “Non-Equity Incentive Plan Compensation” set forth in the Summary Compensation Table and the “Estimated Future Payments Under Non-Equity Incentive Plan Awards” in the Grants of Plan-Based Awards Table are described in Compensation Discussion and Analysis under the heading “Performance-Based Short-Term Cash Incentive Compensation.”

The “Stock Awards” column in the Summary Compensation Table and the “All Other Stock Awards” column of the Grants of Plan-Based Awards Table contain information with respect to the time-vesting restricted stock granted to named executive officers in 2015, 2016 and 2017, as applicable. Grants of time-vesting restricted stock vest in equal increments over three years. Dividends which are paid on common stock of the Company are paid on the time-vesting restricted stock and held in escrow with the shares.  Please see “Time-Vesting Restricted Stock” included in Compensation Discussion and Analysis for additional information regarding the material terms of the time-vested restricted stock awards.

The “Stock Awards” column of the Summary Compensation Table and the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns of the Grants of Plan-Based Awards Table contain information with respect to the performance stock units granted by the Company to the named executive officers in 2015, 2016 and 2017, as applicable. Performance stock units vest as described in Compensation Discussion and Analysis, under the heading “Performance Stock Units.” Beginning in 2016, the Compensation Committee determined that dividends which are paid on common stock of the Company are accrued on the performance stock units and paid as such units vest.  Please see “Performance Stock Units” included in Compensation Discussion and Analysis for additional information regarding the material terms of the performance vested restricted stock unit awards.

The “Option Awards” column of the Summary Compensation Table and the “All Other Option Awards” column of the Grants of Plan-Based Awards Table contain information with respect to stock options that were granted to the named executive officers in 2015, 2016 and 2017, as applicable. Stock options vest in equal one-half increments over the two-year period following the grant. Stock options expire seven years following the date of the grant. Options are granted at fair market value upon the date of the grant.  Please see “Stock Options” included in Compensation Discussion and Analysis for additional information regarding the material terms of the option awards.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth certain information with respect to outstanding equity awards to the named executive officers as of December 31, 2017.

Outstanding Equity Awards At Fiscal Year End 2017

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
Randall Dearth	—	77,786	(1)	—	14.37	03/02/2024	33,142	705,925	141,672	3,017,614
	40,394	40,394	(2)	—	14.06	02/25/2023
	71,023	—		—	20.86	02/25/2022
	64,174	—		—	21.31	05/14/2021
	57,095	—		—	17.17	02/27/2020
	50,000	—		—	13.71	08/01/2019
Robert Fortwangler	—	13,467	(1)	—	14.37	03/02/2024	5,531	117,810	19,854	422,890
	6,994	6,993	(2)	—	14.06	02/25/2023
	8,358	—		—	20.86	02/25/2022
	5,692	—		—	21.31	05/14/2021
	4,213	—		—	17.17	02/27/2020
	1,478	—		—	14.935	03/02/2019
Stevan Schott	—	22,601	(1)	—	14.37	03/02/2024	13,021	277,347	43,107	918,179
	11,737	11,736	(2)	—	14.06	02/25/2023
	25,750	—		—	20.86	02/25/2022
	18,415	—		—	21.31	05/14/2021
	16,630	—		—	17.17	02/27/2020
	9,242	—		—	14.935	03/02/2019
	6,180	—		—	13.89	03/01/2018
James Coccagno	—	18,576	(1)	—	14.37	03/02/2024	8,318	177,173	35,269	751,230
	12,058	12,058	(2)	—	14.06	02/25/2023
	11,136	—		—	20.86	02/25/2022
	5,831	—		—	21.31	05/14/2021
	4,213	—		—	17.17	02/27/2020
Chad Whalen	—	15,093	(1)	—	14.37	03/02/2024	7,683	163,648	22,252	473,957
	7,838	7,837	(2)	—	14.06	02/25/2023

(1)	These option awards vest in two equal installments on March 2, 2018 and March 2, 2019.
(2)	These option awards vested on February 25, 2018.
(3)

The following shares vest for each on March 2, 2018, 2019, and 2020: Mr. Dearth: 5,828, 5,828, and 5,828; Mr. Fortwangler: 1,009, 1,009, and 1,009; Mr. Schott: 1,693, 1,694, and 1,693; Mr. Coccagno: 1,392, 1,391, and 1,392; Mr. Whalen: 1,131, 1,130 and 1,131.  The following shares vest for each on February 25, 2018 and 2019: Mr. Dearth: 5,956 and 5,957; Mr. Fortwangler: 1,032 and 1,031; Mr. Schott: 1,730 and 1,731; Mr. Coccagno: 1,778 and

1,778; Mr. Whalen: 1,155 and 1,156.  The following shares vest for each on February 25, 2018: Mr. Dearth: 3,745; Mr. Fortwangler: 441; Mr. Schott: 1,358; Mr. Coccagno: 587.  The following shares vest on December 1, 2018 for Mr. Whalen: 1,980.  The following shares vest on January 1, 2018 and 2019 for Mr. Schott: 1,561 and 1,561.

(4)	These values were calculated using the closing market price of the Company’s common stock on December 29, 2017 of $21.30.
(5)

These units vest subject to the satisfaction of performance goals underlying such awards at the end of a three-year performance period as follows for December 31, 2017, 2018 and 2019, respectively: Mr. Dearth: 26,997, 61,148, and 53,528; Mr. Fortwangler: 0, 10,587, and 9,268; Mr. Schott: 9,789, 17,767, and 15,552; Mr. Coccagno: 4,232, 18,254, and 12,784; Mr. Whalen: 0, 11,866, and 10,386. The number of units reported in this column are based on achieving either threshold or maximum performance goals as appropriate with respect to such awards.

Option Exercises and Stock Vested in 2017 Table

The following table sets forth certain information with respect to stock options exercised by, and stock awards vested for, named executive officers during 2017.

Option Exercises and Stock Vested in 2017

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Randall Dearth	—	—	14,200	$205,400
Robert Fortwangler	—	—	1,870	$27,269
Stevan Schott	—	—	5,940	$90,425
James Coccagno	—	—	2,775	$40,674
Chad Whalen	—	—	3,136	$59,708

(1)

These values represent the aggregate dollar amount realized upon vesting, calculated by multiplying the number of shares of common stock that vested by the market value of the shares on the vesting date.  At each named executive officer’s option, upon vesting, shares may be withheld to satisfy applicable United States tax withholding requirements.

Pension Benefits

All persons who were salaried employees prior to July 1, 2005, and who are United States employees, are participants in the Calgon Carbon Corporation Retirement Plan for Salaried Employees (the “Pension Plan”), a defined benefit plan. Mr. Fortwangler is the only named executive officer that participates in the Pension Plan.

The Pension Plan provides for annual benefits following normal retirement at age sixty-five equal to 1.05% of the participant’s final average compensation (highest five consecutive years in the ten-year period immediately preceding retirement or termination) multiplied by the participant’s credited service (up to thirty-five years); plus 0.50% of the excess, if any, of the participant’s final average compensation in excess of the participant’s covered compensation (as defined in IRS regulations) multiplied by the participant’s credited service (up to thirty-five years).

For purposes of the Pension Plan, “compensation” includes base compensation, special awards, commissions, bonuses and incentive pay.

The Pension Plan provides for early retirement, provided that the participant has attained the age of fifty-five and has completed at least fifteen years of continuous participation under the Pension Plan. Early retirement benefits are the retirement income that would be applicable at normal retirement, reduced by 0.25% for each month benefits begin prior to the participant’s attainment of age sixty-two. Mr. Fortwangler would be eligible for early retirement under the Pension Plan if he met the minimum age requirement. Individuals who terminate employment prior to age fifty-five, but have fifteen years of continuous participation upon termination, are eligible to receive benefits under the Pension Plan as early as age fifty-five, but the benefit payable is actuarially reduced from age sixty-five. The normal form of payment under the plan is a straight life annuity although a lump sum option is available if the plan is sufficiently funded.

Effective January 1, 2006, active participants in the Pension Plan were permitted a one-time opportunity to elect whether future retirement benefits would continue to be earned under the Pension Plan, in which case a participant would continue to also receive a matching contribution of 25% of the first 4% of base pay contributed by the participant under the Company’s Thrift/Savings Plan, a 401(k) defined contribution plan, or instead to elect to cease future accrual of benefits in the Pension Plan and to participate under the new retirement savings program of the Company’s Thrift/Savings Plan. Effective January 1, 2007, all remaining Pension Plan participants were required to convert to the new retirement savings program for future accrual of retirement benefits (and no further benefits will accrue to them under the Pension Plan).  Participants in the 401(k) plan receive a Company match of 100% of the first 3% of total pay contributed by the participant, 50% of the second 3% of total pay contributed by the participant, plus a 3% fixed quarterly Company contribution (total 7.5% of total pay). An annual discretionary Company contribution (from 0% to 4% of total pay based on the performance of the Company) may be made at the discretion of the Board of Directors and vests to participants after two years of service.

The following table shows years of credited service and present value of accumulated benefit as of December 31, 2017 payable by the Company, and payments made by the Company during the last fiscal year for each named executive officer.

Pension Benefits as of December 31, 2017

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit (US$)	Payments During Last Fiscal Year ($)
Randall Dearth	Not applicable	—	—	—
Robert Fortwangler	Calgon Carbon Corporation Retirement Plan for Salaried Employees	4.50	$22,468	—
Stevan Schott	Not applicable	—	—	—
James Coccagno	Not applicable	—	—	—
Chad Whalen	Not applicable	—	—	—

(1)

For Mr. Fortwangler, the credited service shown is the service used to calculate his frozen pension benefit.  He continues to earn service for vesting and eligibility purposes as long as he is employed by the Company.

(2)	Messrs. Dearth, Schott, Coccagno and Whalen do not participate in the Calgon Carbon Corporation Retirement Plan for Salaried Employees because they were hired after July 1, 2005.
(3)	Mr. Fortwangler’s present value of accumulated benefit for 2017 was $18,211. The calculation of present value of accumulated benefit assumes the following:
•	Retirement at age 62.
•	Interest rate of 3.65%.

•	Post retirement annuities based on RP 2014 Generational Mortality Table White Collar projected to 2017.
•	Post retirement lump sums based on IRS Prescribed Mortality.
•	Percent electing lump sum: 80%.

Potential Payments Upon Termination or Change In Control

For 2017, each of the named executive officers of the Company had employment agreements with the Company. The Agreements provided for a base salary, participation in bonus and other compensation programs as determined by the Company, indemnification against liabilities arising out of their service in certain capacities, and executive risk liability insurance coverage. The agreements generally provided for continued employment of the executives until termination by the Company with or without cause or voluntary termination by the named executive officer with or without good reason.

The tables below reflect the amount of compensation which would be paid to each of the named executive officers of the Company in the event of termination of such executive’s employment.

The tables show the amount of compensation payable to each named executive officer upon termination by the Company for “cause” (as defined in the applicable employment agreement), voluntary termination by the executive without “good reason” (as defined in the applicable employment agreement, and generally including constructive termination), death, disability, retirement, involuntary termination by the Company without cause or voluntary termination by the executive for good reason, and termination following a change in control. The amounts shown assume that such termination was effective as of December 31, 2017 and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company. In addition, specific disclosures related to the impact of the proposed Merger can be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 28, 2017.

Employment Agreement Terms

The following paragraphs summarize the general terms of the Agreements that were in place for our named executive officers for 2017.  Regardless of whether the termination of the named executive officer’s employment is by the Company for cause or without cause, by the named executive officer with or without good reason, or due to death or disability, the executive is generally entitled to receive amounts earned during the term of his employment, including (i) base salary, vacation and other cash entitlements accrued through the date of termination, to be paid to the executive in a lump sum of cash on the next regularly scheduled payroll date that is at least ten (10) days from the date of termination (to the extent theretofore unpaid); (ii) the amount of any compensation previously deferred by the executive, to be paid in accordance with the terms of the applicable deferred compensation plan (to the extent theretofore unpaid); and (iii) amounts that are vested benefits or that the executive is otherwise entitled to receive under any plan, policy, practice or program of, or any other contract or agreement with, the Company at or subsequent to the date of termination, payable in accordance with such plan, policy, practice or program or contract or agreement.  Collectively, these are referred to as “Accrued Obligations.”

In the case of a termination by the Company for cause, or a voluntary termination by the named executive officer without good reason, or death or disability of the executive, the executive (or his estate or beneficiaries in the case of death) would be entitled to no further compensation other than the Accrued Obligations.

In the case of an executive resigning without good reason, the executive would receive his Accrued Obligations.

In the case of the termination of the employment of the named executive by the Company without cause or the resignation by the executive with good reason, the executive will be entitled to (i) the Accrued Obligations, and (ii) (A) the executive’s base salary, based upon the salary the executive earned at the time of his termination, payable for twelve (12) months, and (B) for Mr. Dearth, one (1) time the Bonus Amount (defined below), all of which is payable in a lump sum upon the date, which is the first day following the six (6) month anniversary of the date of termination. In addition, the executive will receive an additional lump sum payment equal to the reasonable estimated cost for health and welfare benefits for twelve (12) months. In accordance with the Company’s equity plans, the executive will not receive any additional stock or option grants and no further vesting will occur.  The “Bonus Amount” is the current “target” amount of any cash bonus or short-term cash incentive plan in effect for the year of termination.

Additional Benefits Upon Termination

In addition to the benefits discussed above, each named executive officer has certain entitlements with respect to the various forms of equity awards that such executive may have earned over the course of his employment.

If the employment of the named executive officer (who may not be a Disabled Participant, as defined in the Amended and Restated 2008 Equity Incentive Plan) is voluntarily terminated with the consent of the Company, any then-outstanding incentive stock option held by such named executive officer shall be exercisable by the named executive officer (but only to the extent exercisable by the named executive officer immediately prior to the termination of employment) at any time prior to the expiration date of such incentive stock option or within three months after the date of termination of employment, whichever is the shorter period.

If the employment of the named executive officer (who may not be a Disabled Participant, as defined in the Amended and Restated 2008 Equity Incentive Plan) is voluntarily terminated with the consent of the Company, any then-outstanding nonstatutory stock option or stock appreciation right held by such named executive officer shall be exercisable by the named executive officer (but only to the extent exercisable by the named executive officer immediately prior to the termination of employment) at any time prior to the expiration date of such nonstatutory stock option or stock appreciation right or within one year after the date of termination of employment, whichever is the shorter period.

If the named executive officer is a Disabled Participant (as defined in the Amended and Restated 2008 Equity Incentive Plan) and his employment is voluntarily terminated with the consent of the Company, or the named executive officer retires at normal retirement age under any retirement plan of the Company, any then-outstanding stock option or stock appreciation right held by such named executive officer shall be exercisable in full (whether or not so exercisable by the named executive officer immediately prior to the termination of employment) by the named executive officer at any time prior to the expiration date of such stock option or stock appreciation right or within one year after the date of termination of employment, whichever is the shorter period.

If a named executive officer’s employment is terminated by reason of the named executive officer’s death, the named executive officer’s estate will be permitted to exercise any outstanding stock options or stock appreciation rights held by such named executive officer (whether or not exercisable on the date of death) at any time prior to the expiration date of such stock option or stock appreciation right or within one year after the date of death, whichever is the shorter period. Upon retirement, with respect to time-based restricted stock and performance stock units, the executive would be vested in a prorated number of unvested restricted shares or units held by the executive at the date of retirement.

Generally, if the employment of a named executive officer terminates for any reason other than voluntary termination with the consent of the Company, retirement under any retirement plan of the Company or death, all outstanding stock options and stock appreciation rights held by the named executive officer at the time of such termination of employment shall automatically terminate.  Whether termination is a voluntary termination with the consent of the Company and whether retirement is at a normal age is determined as provided in the Company’s Amended and Restated 2008 Equity Incentive Plan.

All restrictions on such named executive officer’s time-based restricted stock will lapse and, with respect to performance stock units granted to named executive officers in 2015, 2016 and 2017, if the performance conditions contained in the agreement granting such performance stock units are met after such named executive officer’s death, the named executive officer’s estate would be entitled to receive a number of shares equal to the total share units granted under the agreement, multiplied by the number of full months such named executive officer was employed from January 1 in the year of the grant until the death of the named executive officer, divided by thirty-six.

In the case of disability of a named executive officer in accordance with the definition contained in the named executive officer’s employment agreement, in addition to the Accrued Obligations, the named executive officer would be entitled to receive a number of shares related to performance stock units using the same calculation as would be used in the case of the named executive officer’s death. There would be no acceleration of vesting of stock options (except in the case of voluntary termination with the consent of the Company) or time-based restricted stock in the case of disability.

Payments Upon Change of Control

If, after a Change of Control, as defined in the named executive officer’s employment agreement, a named executive officer’s employment is terminated by the Company (other than termination by the Company for cause and subject to certain time limitations) or the named executive officer terminates his employment in certain circumstances which constitute good reason (as defined in the employment agreements and subject to certain time limitations) the named executive officer will be entitled to the following benefits: In lieu of the normal severance benefits described above, the named executive officer will be entitled to a lump sum equal to: (i) two (2) years (three (3) years for the Chief Executive Officer) of the named executive officer’s base salary; plus (ii) two (2) times (three (3) times for the Chief Executive Officer) the Bonus Amount as defined above; plus (iii) the amount equal to the Bonus Amount times the fraction the numerator of which is the number of the calendar month during which the Change of Control occurred (with January being one (1) and December being twelve (12)) and the denominator of which is twelve (12); plus (iv) the matching contributions that would have been credited to the named executive officer under the Company’s 401(k) plan for the two (2) years (three (3) years for the Chief Executive Officer) following the effective date of termination of the named executive officer’s employment; plus (v) an additional lump sum payment equal to the reasonable estimated costs for health and welfare benefits for two (2) years (three (3) years for the Chief Executive Officer).

If, after a Change of Control, a named executive officer’s employment is terminated by the Company without cause or by the named executive officer with good reason, the named executive officer will also be entitled to exercise all stock options and stock appreciation rights and be fully vested in all restricted stock, stock units, and similar stock-based or incentive awards previously granted to the named executive officer regardless of any deferred vesting or deferred exercise provisions of such arrangements.

Material Conditions to Receipt of Payments or Benefits

In order to receive the benefits described above, the named executive officers agree in the employment agreements to be bound by standard provisions concerning use of confidential information and non-compete provisions after termination of employment. In particular, the named executive officer agrees that he will not compete with the Company during the period in which he is receiving severance or for a period of two (2) years after the termination of employment, whichever is longer.  The named executive officers further agree that all confidential information, as specified in such officers’ respective employment agreements, shall be kept secret and shall not be disclosed or made available to anyone outside of the Company at any time, either during his employment with the Company, or subsequent to termination thereof for any reason.

Randall Dearth

The following table shows the potential payments upon termination of employment prior to and after a Change of Control of the Company for Randall Dearth.

Executive Benefit and Payments Upon Separation	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause or Employee for Good Reason Termination	Involuntary Not for Cause or Employee for Good Reason Termination (After Change of Control)
Severance and Short- Term Compensation:
Cash Severance and Short-Term Cash Incentive Compensation	—	—	—	—	$603,000	$1,273,000	$4,422,000
Long-Term Incentive Compensation:
Stock Options (Unvested) (1)	—	—	$831,510	—	$831,510	—	$831,510
Time-Based Restricted Stock (2)	—	—	$716,434	—	$270,027	—	$716,434
Performance-Based Restricted Stock Units (3)	—	—	$349,907	$349,907	$349,907	—	$2,409,894
Other Benefits:
Savings Plan Enhancement (4)	—	—	—	—	—	—	$60,750
Pension Plan	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Health and Welfare Benefits	—	—	—	—	—	$18,618	$55,854
Life Insurance (5)	—	—	$670,000	—	—	$1,755	$5,265
Total	$0	$0	$2,567,851	$349,907	$2,054,444	$1,293,373	$8,379,838

(1)	Reflects the fair market value as of December 31, 2017 of the shares underlying the stock options, the vesting of which accelerates in connection with the specified event.
(2)

Reflects the fair market value as of December 31, 2017 of the shares underlying restricted stock, the vesting of which accelerates in connection with the specified event.  Also includes the payment of accrued dividends.

(3)

Reflects the fair market value as of December 31, 2017 of (a) the performance-based units calculated on a formula for death, disability, and retirement; and (b) such units at 100% of target and greater for actual performance over the abbreviated performance period for covered change of control termination.  Also includes the payment of accrued dividends.

(4)

The value shown for the Savings Plan Enhancement equals a 4.5% company match, and 3% automatic contribution for 36 months.   All Savings Plan Enhancement calculations are based on earnings up to the 2017 IRS Code Section 401(a)(17) pay limit of $270,000.

(5)	In the case of “death,” consists of life insurance proceeds and in all other cases, consists of additional premiums paid after termination of employment.

Robert Fortwangler

The following table shows the potential payments upon termination of employment prior to and after a Change of Control of the Company for Robert Fortwangler.

Executive Benefit and Payments Upon Separation	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause or Employee for Good Reason Termination	Involuntary Not for Cause or Employee for Good Reason Termination (After Change of Control)
Severance and Short-Term Compensation:
Cash Severance and Short-Term Cash Incentive Compensation	—	—	—	—	$130,500	$290,000	$971,500
Long-Term Incentive Compensation:
Stock Options (Unvested) (1)	—	—	$143,956	—	$143,956	—	$143,956
Time-Based Restricted Stock (2)	—	—	$119,506	—	$42,980	—	$119,506
Performance-Based Restricted Stock Units (3)	—	—	$34,934	$34,934	$34,934	—	$336,192
Other Benefits:
Savings Plan Enhancement (4)	—	—	—	—	—	—	$40,500
Pension Plan (5)	$20,807	$20,807	$9,756	$54,167	$20,807	$20,807	$20,807
Health and Welfare Benefits	—	—	—	—	—	$18,617	$37,234
Life Insurance (6)	—	—	$290,000	—	—	$539	$1,078
Total	$20,807	$20,807	$598,152	$89,101	$373,177	$329,963	$1,670,773

(1)	Reflects the fair market value as of December 31, 2017 of the shares underlying the stock options, the vesting of which accelerates in connection with the specified event.
(2)

Reflects the fair market value as of December 31, 2017 of the shares underlying restricted stock, the vesting of which accelerates in connection with the specified event.  Also includes the payment of accrued dividends.

(3)

Reflects the fair market value as of December 31, 2017 of (a) the performance-based units calculated on a formula for death, disability, and retirement; and (b) such units at 100% of target and greater for actual performance over the abbreviated performance period for covered change of control termination.  Also includes the payment of accrued dividends.

(4)

The value shown for the Savings Plan Enhancement equals a 4.5% company match, and 3% automatic contribution for 24 months.   All Savings Plan Enhancement calculations are based on earnings up to the 2017 IRS Code Section 401(a)(17) pay limit of $270,000.

(5)	The present value calculated for the Pension Plan was determined using the following assumptions:
•	Estimated lump sums based on 2017 IRS Mortality and interest rates for lump sum 2017 distributions.
•	Since Mr. Fortwangler has more than 15 years of vesting service, age 55 is assumed.
•	The monthly accrued benefit as of December 31, 2017 is the amount payable at age 65 as a single life annuity.
•	Mr. Fortwangler is assumed to be married with a spouse of the same age.
•

Death benefits are assumed paid to his surviving spouse and reflect the adjustment for the 50% joint-and-survivor form of payment and the fact that the surviving spouse will receive 50%. In addition, the death benefit is assumed to be payable at the earliest retirement age of the participant, which is age 55 for Mr. Fortwangler.

•	Disability benefits are assumed to commence at Mr. Fortwangler’s current age with an unreduced benefit.
(6)	In the case of “death,” consists of life insurance proceeds and in all other cases, consists of additional premiums paid after termination of employment.

Stevan Schott

The following table shows the potential payments upon termination of employment prior to and after a Change of Control of the Company for Stevan Schott.

Executive Benefit and Payments Upon Separation	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause or Employee for Good Reason Termination	Involuntary Not for Cause or Employee for Good Reason Termination (After Change of Control)
Severance and Short-Term Compensation:
Cash Severance and Short-Term Cash Incentive Compensation	—	—	—	—	$164,250	$365,000	$1,222,750
Long-Term Incentive Compensation:
Stock Options (Unvested) (1)	—	—	$241,594	—	$241,594	—	$241,594
Time-Based Restricted Stock (2)	—	—	$281,811	—	$117,241	—	$281,811
Performance-Based Restricted Stock Units (3)	—	—	$112,335	$112,335	$112,335	—	$733,892
Other Benefits:
Savings Plan Enhancement (4)	—	—	—	—	—	—	$40,500
Pension Plan	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Health and Welfare Benefits	—	—	—	—	—	$13,455	$26,910
Life Insurance (5)	—	—	$365,000	—	—	$889	$1,778
Total	$0	$0	$1,000,740	$112,335	$635,420	$379,344	$2,549,235

(1)	Reflects the fair market value as of December 31, 2017 of the shares underlying the stock options, the vesting of which accelerates in connection with the specified event.
(2)

Reflects the fair market value as of December 31, 2017 of the shares underlying restricted stock, the vesting of which accelerates in connection with the specified event.  Also includes the payment of accrued dividends.

(3)

Reflects the fair market value as of December 31, 2017 of (a) the performance-based units calculated on a formula for death, disability, and retirement; and (b) such units at 100% of target and greater for actual performance over the abbreviated performance period for covered change of control termination.  Also includes the payment of accrued dividends.

(4)

The value shown for the Savings Plan Enhancement equals a 4.5% company match, and 3% automatic contribution for 24 months.   All Savings Plan Enhancement calculations are based on earnings up to the 2017 IRS Code Section 401(a)(17) pay limit of $270,000.

(5)	In the case of “death,” consists of life insurance proceeds and in all other cases, consists of additional premiums paid after termination of employment.

James Coccagno

The following table shows the potential payments upon termination of employment prior to and after a Change of Control of the Company for James Coccagno.

Executive Benefit and Payments Upon Separation	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause or Employee for Good Reason Termination	Involuntary Not for Cause or Employee for Good Reason Termination (After Change of Control)
Severance and Short-Term Compensation:
Cash Severance and Short-Term Cash Incentive Compensation	—	—	—	—	$135,000	$300,000	$1,005,000
Long-Term Incentive Compensation:
Stock Options (Unvested) (1)	—	—	$216,032	—	$216,032	—	$216,032
Time-Based Restricted Stock (2)	—	—	$179,783	—	$65,311	—	$179,783
Performance-Based Restricted Stock Units (3)	—	—	$71,409	$71,409	$71,409	—	$594,473
Other Benefits:
Savings Plan Enhancement (4)	—	—	—	—	—	—	$40,500
Pension Plan	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Health and Welfare Benefits	—	—	—	—	—	$18,617	$37,234
Life Insurance (5)	—	—	$300,000	—	—	$641	$1,282
Total	$0	$0	$767,224	$71,409	$487,752	$319,258	$2,074,304

(1)	Reflects the fair market value as of December 31, 2017 of the shares underlying the stock options, the vesting of which accelerates in connection with the specified event.
(2)

Reflects the fair market value as of December 31, 2017 of the shares underlying restricted stock, the vesting of which accelerates in connection with the specified event.  Also includes the payment of accrued dividends.

(3)

Reflects the fair market value as of December 31, 2017 of (a) the performance-based units calculated on a formula for death, disability, and retirement; and (b) such units at 100% of target and greater for actual performance over the abbreviated performance period for covered change of control termination.  Also includes the payment of accrued dividends.

(4)

The value shown for the Savings Plan Enhancement equals a 4.5% company match, and 3% automatic contribution for 24 months.   All Savings Plan Enhancement calculations are based on earnings up to the 2017 IRS Code Section 401(a)(17) pay limit of $270,000.

(5)	In the case of “death,” consists of life insurance proceeds and in all other cases, consists of additional premiums paid after termination of employment.

Chad Whalen

The following table shows the potential payments upon termination of employment prior to and after a Change of Control of the Company for Chad Whalen.

Executive Benefit and Payments Upon Separation	For Cause Termination	Voluntary Termination	Death	Disability	Retirement	Involuntary Not For Cause or Employee for Good Reason Termination	Involuntary Not for Cause or Employee for Good Reason Termination (After Change of Control)
Severance and Short-Term Compensation:
Cash Severance and Short-Term Cash Incentive Compensation	—	—	—	—	$135,000	$300,000	$1,005,000
Long-Term Incentive Compensation:
Stock Options (Unvested) (1)	—	—	$161,334	—	$161,334	—	$161,334
Time-Based Restricted Stock (2)	—	—	$209,207	—	$42,712	—	$209,207
Performance-Based Restricted Stock Units (3)	—	—	$39,151	$39,151	$39,151	—	$376,785
Other Benefits:
Savings Plan Enhancement (4)	—	—	—	—	—	—	$40,500
Pension Plan	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Health and Welfare Benefits	—	—	—	—	—	$276	$552
Life Insurance (5)	—	—	$300,000	—	—	$785	$1,570
Total	$0	$0	$709,692	$39,151	$378,197	$301,061	$1,794,948

(1)	Reflects the fair market value as of December 31, 2017 of the shares underlying the stock options, the vesting of which accelerates in connection with the specified event.
(2)

Reflects the fair market value as of December 31, 2017 of the shares underlying restricted stock, the vesting of which accelerates in connection with the specified event.  Also includes the payment of accrued dividends.

(3)

Reflects the fair market value as of December 31, 2017 of (a) the performance-based units calculated on a formula for death, disability, and retirement; and (b) such units at 100% of target and greater for actual performance over the abbreviated performance period for covered change of control termination.  Also includes the payment of accrued dividends.

(4)

The value shown for the Savings Plan Enhancement equals a 4.5% company match, and 3% automatic contribution for 24 months.   All Savings Plan Enhancement calculations are based on earnings up to the 2017 IRS Code Section 401(a)(17) pay limit of $270,000.

(5)	In the case of “death,” consists of life insurance proceeds and in all other cases, consists of additional premiums paid after termination of employment.

Compensation of Directors

Governance Committee Oversight. The Board has assigned the oversight of Director compensation to the Governance Committee, which is comprised of three independent Directors. The Governance Committee from time to time reviews and makes decisions regarding the compensation program for the non-employee Directors of the Company. The Governance Committee’s function is to review and make recommendations to the Board as a whole concerning the compensation to be paid to non-employee Directors. In performing its functions, the Governance Committee may consult with the Compensation Committee with regard to issues of common interest. The Governance Committee has also used the independent compensation consultant which is used by the Compensation Committee in order to examine Director compensation.

Board and Committee Fees.  In 2017, each non-employee Director received a restricted stock grant with a grant date value of $85,000 and retainer fees, as detailed below, for services as a member of the Board and any committee of the Board. Directors who are full-time employees of the Company or a subsidiary receive no additional compensation for services as a member of the Board or any committee of the Board. Directors who are not employees of the Company receive an annual retainer of $60,000 for Board service. The retainer fees are payable in a lump sum cash payment or common stock of the Company as described below. The Lead Director received an additional $25,000. The Chairpersons of the Governance Committee and the Investment Committee received a retainer of $9,000, the Chairperson of the Compensation Committee received a retainer of $10,000 and the Chairperson of the Audit Committee received a retainer of $15,000. The members of the Audit Committee each received an additional retainer of $7,500. The members of the Compensation Committee each received an additional retainer of $6,000. No meeting fees are paid to Directors.

Amended and Restated 2008 Equity Incentive Plan. As indicated above, following the 2017 Annual Meeting of Stockholders, non-employee Directors were awarded a grant of restricted stock under the Company’s Amended and Restated 2008 Equity Incentive Plan, with a grant date value of $85,000. Such shares will vest in equal annual increments over a three-year period.

1999 Phantom Stock Plan. Prior to 2008, the 1999 Phantom Stock Plan provided each non-employee Director with phantom stock. No actual stock of the Company is issued under this plan. Instead, each Director was credited on the day following the Annual Meeting of Stockholders, in an account maintained for the purpose, with the fair market value of shares of the Company’s common stock equal to the cash amount of the award. Directors are also credited with the fair market value of shares equal to the amount of the cash dividends which would have been paid if the phantom stock was actual common stock. As the actual fair market value of the Company’s common stock changes, the credited value of the Director’s phantom stock will change accordingly. When the Director leaves the Board for any reason, including death or disability, the Director will be entitled to be paid, in cash, the entire amount then credited in the account.  Since the adoption of the 2008 Equity Incentive Plan, no awards have been granted under the 1999 Phantom Stock Plan.

1997 Directors’ Fee Plan. The 1997 Directors’ Fee Plan provides Directors with payment alternatives for retainer fees payable as a member of the Board or as the Chairperson of any committee. Pursuant to the plan, Directors are permitted to receive their retainer fees that are otherwise intended to be paid in cash in a current payment of cash or in a current payment of shares of common stock of the Company based upon the fair market value of the common stock upon the date of payment of the fee, or to defer payment of the retainer fees for subsequent payment of shares of common stock pursuant to a stock deferral election. Payment of common stock placed in a deferred stock account will be made in the calendar year following the calendar year during which a Director ceases to be a Director of the Company, including by reason of death or disability.

The following table sets forth information with respect to Director compensation during 2017.

Director Compensation In 2017

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
J. Rich Alexander	$70,000	$85,000	—	—	—	$1,362	$156,362
William Lyons	$75,000	$85,000	—	—	—	$1,362	$161,362
Louis Massimo	$66,000	$85,000	—	—	—	$1,362	$152,362
William Newlin	$69,000	$85,000	—	—	—	$1,362	$155,362
John Paro	$67,500	$85,000	—	—	—	$1,362	$153,862
Julie Roberts	$75,000	$85,000	—	—	—	$1,362	$161,362
Timothy Rupert	$85,000	$85,000	—	—	—	$1,362	$171,362
Donald Templin	$67,500	$85,000	—	—	—	$1,362	$153,862

(1)	Includes the retainer amount of $60,000 and additional retainers paid to the Lead Director, Audit and Compensation Committee Members and Committee Chairpersons, as described above.
(2)

The following represents the aggregate phantom stock units held by each non-employee Director as of December 31, 2017: Mr. Newlin 4,045; Ms. Roberts 9,392; and Mr. Rupert 4,045. Accrued but unpaid dividends increased the number of phantom stock units held in 2017. The following represents the aggregate unvested restricted stock held by each non-employee Director as of December 31, 2017:  Mr. Alexander 10,914; Mr. Lyons 10,914; Mr. Massimo 10,914; Mr. Newlin 10,914; Mr. Paro 10,914; Ms. Roberts 10,914; Mr. Rupert 10,914; and Mr. Templin 10,914. Please refer to Note 10 to the Company’s Consolidated Financial Statements in this Form 10-K for the related assumptions pertaining to the Company’s calculations in accordance with ASC Topic 718.

(3)	Consists of accrued dividends paid upon the vesting of restricted stock.

Risk Management and Compensation

The Compensation Committee has reviewed the Company’s management of risk as it relates to the Company’s executive compensation philosophy.  The Compensation Committee determined that the Company’s compensation program does not promote excessive risk taking and is not reasonably likely to result in a material adverse effect on the Company.  The Compensation Committee made this determination following a detailed study performed by Towers Perrin in 2009, its compensation consultant at the time.  The study, which was presented to the Compensation Committee, included a process for assessing the Company’s compensation programs through a risk screen and provided the consultant’s assessment of the risks associated with the Company’s current compensation programs.  The Compensation Committee’s current compensation consultant, Pay Governance, reviewed the study with the Compensation Committee in December 2016, along with changes that have occurred since the study was performed.  The Compensation Committee believes, for the reasons noted below, that (1) the Company’s compensation program does not encourage excessive risk-taking and (2) the Company takes reasonable steps to mitigate any risks related to compensation.

•

Compensation Committee Oversight:  The Compensation Committee has oversight over the short-term cash incentive plans and the Amended and Restated 2008 Equity Incentive Plan.  The Committee also has discretion to modify any awards for plans over which it has authority and the ability to recoup certain payments.

•

Compensation Mix:  The compensation program is an appropriate mix of cash (salary and short-term incentive awards) and equity compensation.  Short-term incentive awards represent less than 25% of the compensation mix for all executives, align with the market and the Company’s peers and are linked to corporate and/or business unit performance.  Equity incentives are positioned at the market median and are granted annually to all executives.  Long-term incentive awards are linked to stockholder returns.

•

Specific Plan Formulations:  The Company’s incentive plans are linked to specific award formulas (with discretion granted to the Compensation Committee to modify calculated awards as it deems appropriate), have payout ceilings in place and align with market practice.

•

Performance Metrics:  The Company’s short-term incentive plans focus on EBITDA margin and operating income at both the corporate and regional business unit level and the long-term incentive plan focuses on the Company’s efficient use of capital (ROC) and on stock price appreciation and performance relative to peers over the long-term.  The Company’s Chief Executive Officer thoroughly discusses corporate, business unit and individual performance with the Compensation Committee.  Targeted pay levels are based upon peer, as well as industry, data.

•

Plan Governance:  In addition to the Compensation Committee, the executive officers, the finance department, the legal department, the human resources department and the business unit managers are involved in the establishment and oversight of the compensation plans.

•

Ownership Requirements: The Company’s stock ownership guidelines require executives to hold meaningful stock ownership, and the Corporate Governance Guidelines encourages non-employee directors to acquire and hold Company common stock with a threshold ownership of stock valued at $180,000, linking executives and non-employee directors’ interests to the interests of stockholders.

CEO Pay Ratio

In accordance with Section 402(u) of Regulation S-K, the Company provides the following information regarding the ratio of the annual total compensation of Randy Dearth, our CEO, and the median of the annual total compensation of our employees (excluding the CEO):

We determined that, as of December 1, 2017 (a date within the last three months of our last completed fiscal year), we had 1,322 employees globally.  As is permitted by the “de minimis exemption” set forth in Section 402(u), we removed 58 global employees (approximately 4.4% of our total population) from the data set, which included all non-U.S. employees in (a) China (53 employees), (b) Taiwan (3 employees), (c) Sweden (1 employee), and (d) India (1 employee).  After applying the exemption, the employee population consisted of 1,264 employees.

To identify our median employee, we used “taxable earnings” as a consistently applied compensation definition, which were annualized as appropriate.  We used a valid statistical sampling approach to identify employees who were paid within a +/- 5% range of the median pay of all employees (excluding the CEO).  From this group we selected an employee who we felt was reasonably representative of our median employee and determined that person’s total annual compensation.

To calculate annual total compensation for each of the CEO and the median employee, the Company considered all of the compensation elements required to be included in the total column of the Summary Compensation Table, as well as amounts related to employer-provided health and welfare benefits and HSA contributions made by the Company.  For 2017, in accordance with the methodology set forth above, the annual total compensation of the CEO was $1,885,057 and the annual total compensation of the median employee was $66,518; resulting in a CEO to median employee pay ratio of 28 to 1.

Compensation Committee Interlocks and Insider Participation

During 2017, our Compensation Committee consisted of Messrs. Alexander (Chairperson) and Massimo, and Ms. Roberts. None of the current members of the Committee has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serve or have served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K with management. Based on the Compensation Committee’s review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2017.

J. RICH ALEXANDER, CHAIRMAN

LOUIS S. MASSIMO

JULIE S. ROBERTS

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that incorporate other Company filings, including this annual report on Form 10-K, the foregoing Report of the Compensation Committee does not constitute soliciting material and shall not be incorporated by reference into any such filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2017 concerning common stock issuable under the Company’s equity compensation plans:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,046,540	$16.74	3,587,046
Equity compensation plans not approved by security holders	—	—	43,460	(1)
Total	2,046,540	$16.74	3,630,506

(1)

On December 31, 2017 there were 43,460 shares available for issuance under the Company’s 1997 Directors’ Fee Plan, as last amended in 2005.  The Plan provides non-employee directors of the Company with payment alternatives for retainer fees by being able to elect to receive common stock of the Company instead of cash for such fees.  Under the plan, directors have the alternative to elect their retainer fees in a current payment of shares of common stock of the Company, or to defer payment of such fees into a common stock account.  Shares which are deferred are credited to a deferred stock compensation other liability account maintained by the Company.  On each date when director fees are otherwise payable to a director who has made a stock deferral election, his or her stock deferral account will be credited with a number of shares equal to the cash amount of the director’s fees payable divided by the fair market value of one share of the common stock on the date on which the fees are payable.  Dividends or other distributions payable on common stock are similarly credited to the deferred stock account of a director on the date when such dividends or distributions are payable.  The deferred stock compensation accounts are payable to the directors in accordance with their stock deferral elections and are typically paid either in a lump sum or in annual installments after the retirement or other termination of service of the director from the Company’s Board of Directors.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth each person or entity that may be deemed to have beneficial ownership of more than 5% of our outstanding common stock based on information that was available to the Company as of February 23, 2018.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
BlackRock, Inc. (“BlackRock”)	6,485,473	12.8%
55 East 52nd Street
New York, NY 10055

BlackRock (Netherlands) B.V.
BlackRock Advisors, LLC
BlackRock Asset Management Canada Limited
BlackRock Asset Management Ireland Limited
BlackRock Asset Management Schweiz AG
BlackRock Financial Management, Inc.
BlackRock Fund Advisors
BlackRock Institutional Trust Company, N.A.
BlackRock International Limited
BlackRock Investment Management (Australia) Limited
BlackRock Investment Management (UK) Limited
BlackRock Investment Management, LLC
BlackRock Japan Co., Ltd.

The foregoing information is taken from a Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on January 19, 2018 by BlackRock and its subsidiaries.  The filing states that BlackRock has sole voting power with respect to 6,358,615 shares and sole dispositive power with respect to all 6,485,473 shares.  In addition, the filing states that BlackRock Fund Advisors beneficially owns 5% or greater of the reported shares.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
FMR LLC (“FMR”)	5,938,000	11.686%
245 Summer Street
Boston, MA 02210

Fidelity NorthStar Fund
Fidelity (Canada) Asset Management ULC
FMR Co., Inc.

The foregoing information is taken from a Schedule 13G/A filed with the SEC on February 12, 2018 by FMR and its subsidiaries.  The filing states that FMR has sole voting power and sole dispositive power with respect to all 5,938,000 shares.  According to the Schedule 13G/A, the interest of Fidelity NorthStar Fund amounted to 3,150,000 shares or 6.199% at January 31, 2018.  In addition, the filing states that Fidelity (Canada) Asset Management ULC beneficially owns 5% or greater of the reported shares.  The 13G/A also discloses that members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR and that the family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. According to the filing, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
The Vanguard Group, Inc. (“Vanguard”)	4,905,463	9.65%
100 Vanguard Blvd.
Malvern, PA 19355

Vanguard Fiduciary Trust Company
Vanguard Investments Australia, Ltd.

The foregoing information is taken from a Schedule 13G/A filed with the SEC on February 8, 2018 by Vanguard and its subsidiaries.  The filing states that Vanguard has sole voting power with respect to 59,879 shares, shared voting power with respect to 9,931 shares, sole dispositive power with respect to 4,840,553 shares and shared dispositive power with respect to 64,910 shares.  According to the Schedule 13G/A, Vanguard Fiduciary Trust Company, a subsidiary of Vanguard, is the beneficial owner of 54,979 shares, as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a subsidiary of Vanguard, is the beneficial owner of 14,831 shares, as a result of its serving as investment manager of Australian investment offerings.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Dimensional Fund Advisors LP (“Dimensional”)	3,367,237	6.63%
Building One
6300 Bee Cave Road
Austin, TX 78746

The foregoing information is taken from a Schedule 13G/A filed with the SEC on February 9, 2018 by Dimensional.  The filing states that Dimensional has sole voting power with respect to 3,179,190 shares and sole dispositive power with respect to all 3,367,237 shares.  The filing also states that Dimensional, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (collectively referred to as the “Dimensional Funds”). It states that subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Dimensional Funds as well. The filing states that, in its role as investment advisor, sub-adviser and/or manager, Dimensional or its subsidiaries may possess voting and/or investment power over the securities of Calgon Carbon Corporation that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of the shares of Calgon Carbon Corporation held by the Dimensional Funds; however, all securities reported in the Schedule 13G/A are owned by the Dimensional Funds. Dimensional and its subsidiaries disclaim beneficial ownership of such securities.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Mario J. Gabelli (“Gabelli”)	2,651,573	5.22%
One Corporate Center
Rye, NY 10580

Associated Capital Group, Inc.
CIBL, Inc.
Gabelli & Company Investment Advisers, Inc.
Gabelli Foundation, Inc.
Gabelli Funds, LLC
GAMCO Asset Management Inc.
GAMCO Investors, Inc.
GGCP, Inc.
GGCP Holdings LLC
G.research, LLC
ICTC Group, Inc.
LICT Corporation
MJG Associates, Inc.
MJG-IV Limited Partnership
Teton Advisors, Inc.

The foregoing information is taken from a Schedule 13D filed with the SEC on January 8, 2018 by Gabelli.  The filing states that Gabelli Funds, LLC has sole voting power and sole dispositive power with respect to 1,614,612 shares; GAMCO Asset Management Inc. has sole voting power with respect to 512,377 shares and sole dispositive power with respect to 575,377 shares; Gabelli & Company Investment Advisers, Inc. has sole voting power and sole dispositive power with respect to 393,684 shares; MJG Associates, Inc. has sole voting power and sole dispositive power with respect to 26,000 shares; Associated Capital Group, Inc. has sole voting power and sole dispositive power with respect to 7,900 shares; Gabelli has sole voting power and sole dispositive power with respect to 34,000 shares. The filing states that Gabelli is deemed to have beneficial ownership of the shares owned by each of GAMCO Asset Management Inc., Gabelli Funds, LLC, Gabelli & Company Investment Advisers, Inc., MJG Associates, Inc., and Associated Capital Group, Inc.  In addition, Gabelli & Company Investment Advisers, Inc. is deemed to have beneficial ownership of the shares owned beneficially by G.research, LLC. The filing further states that Associated Capital Group, Inc., GAMCO Investors, Inc. and GGCP, Inc. are deemed to have beneficial ownership of the shares owned beneficially by each of Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli & Company Investment Advisers, Inc., MJG Associates, Inc., and Associated Capital Group, Inc.  According to Schedule 13D, each of the reporting persons and covered persons has the sole power to vote or direct the vote and sole power to dispose or direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO Asset Management Inc. does not have the authority to vote 63,000 of the shares; (ii) Gabelli Funds, LLC has sole dispositive and voting power with respect to the shares of Calgon Carbon Corporation held by the funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in Calgon Carbon Corporation and, in that event, the proxy voting committee of each fund shall respectively vote that fund’s shares; (iii) the proxy voting committee of each fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances, and (iv) the power of Gabelli, Associated Capital Group, Inc., GAMCO Investors, Inc., and GGCP, Inc. is indirect with respect to the shares beneficially owned directly by the other reporting persons. The filing also states that the investment advisory clients of, or partnerships managed by, GAMCO Asset Management Inc., Gabelli Funds, LLC, Teton Advisors, Inc. and MJG Associates, Inc. have the sole right to receive and, subject to the notice, withdrawal and/or termination provisions of such advisory contracts and partnership arrangements, the sole power to direct the receipt of dividends from, and the proceeds of sale of, any of the shares beneficially owned by such reporting persons on behalf of such clients or partnerships.

Security Ownership of Management

The following table shows the number of shares of common stock beneficially owned as of February 23, 2018 by (i) each Director of the Company, (ii) the named executive officers of the Company in the Summary Compensation Table (Randall S. Dearth, Robert M. Fortwangler, Stevan R. Schott, James A. Coccagno, and Chad Whalen), and (iii) by all current Directors and executive officers of the Company as a group. The Company has stock ownership guidelines for its executive officers which are described under “Stock Ownership Policies” in this Form 10-K. Unless otherwise indicated in the footnotes to the table, each person named and all Directors and executive officers as a group have sole voting power and sole investment power with respect to the shares. As used herein, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, and/or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, the security). A person is deemed to have “beneficial ownership” of any security that the person has the right to acquire within 60 days of February 23, 2018.

Security Ownership of Certain Beneficial Owners and Management

Name of Beneficial Owner	Number of Shares (1)	Percent of Class
J. Rich Alexander(2)	24,183	*
William J. Lyons(3)	68,032	*
Louis S. Massimo(3)	52,410	*
William R. Newlin(4)	191,775	*
John J. Paro	21,242	*
Julie S. Roberts(3)	84,280	*
Timothy G. Rupert	74,885	*
Donald C. Templin(3)	30,410	*
Randall S. Dearth(3)	467,355	*
Robert M. Fortwangler	49,984	*
Stevan R. Schott	158,068	*
James A. Coccagno	67,017	*
Chad Whalen	35,397	*
All current Directors and executive officers as a group (14 persons)(2)(3)(4)	1,373,828	2.67%

*Less than 1%.

(1)

Includes (i) 10,914 shares of restricted stock in the case of each of Messrs. Alexander, Lyons, Massimo, Newlin, Paro, Rupert and Templin and Ms. Roberts; (ii) 361,973 shares underlying unexercised options and 33,142 time-vesting restricted shares in the case of Mr. Dearth; 40,462 shares underlying unexercised options and 5,531 time-vesting restricted shares in the case of Mr. Fortwangler; 104,811 shares underlying unexercised options and 11,460 time-vesting restricted shares in the case of Mr. Schott; 54,584 shares underlying unexercised options and 8,318 time-vesting restricted shares in the case of Mr. Coccagno; and 23,222 shares underlying unexercised options and 7,683 time-vesting restricted shares in the case of Mr. Whalen, granted under Calgon Carbon’s stock plans; and (iii) 623,883 shares underlying unexercised options and 158,837 time-vesting restricted shares in the case of all current Directors and executive officers as a group, in each case granted under the aforementioned plans.  The “percent of class” set forth above for any individual and the group (but not for the other individuals listed above) is computed as though such shares optioned to such individual or the group, as the case may be, were outstanding.

(2)	Mr. Alexander holds 13,269 shares in his revocable trust investment account.

(3)

Includes 57,118 shares as to which Mr. Lyons shares voting and investment power with his wife; 41,496 shares as to which Mr. Massimo shares voting and investment power with his wife; 69,212 shares as to which Ms. Roberts shares voting and investment power with her husband; 11,682 shares as to which Mr. Templin shares voting and investment power with his wife; and 67,365 shares as to which Mr. Dearth shares voting and investment power with his wife.

(4)	Includes 43,708 shares held indirectly by Mr. Newlin through a retirement plan and 100,100 shares pledged by Mr. Newlin as collateral for a business loan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policy

The Company has adopted a written policy with respect to related party transactions. In general, officers and directors must report all “related party transactions” to the General Counsel. A “related party transaction” is a transaction that would require disclosure under applicable SEC rules or the NYSE rules of director independence. The policy provides that any “related party transaction” must be pre-approved or ratified by the Board, the Governance Committee or the stockholders of the Company entitled to vote thereon.  The policy and applicable SEC rules also require that any related party transaction be disclosed in the Company’s applicable securities filings, including this annual report on Form 10-K.

Transactions with Related Persons

From time to time, the Company has entered into, and may in the future enter into, transactions in the ordinary course of business that fall within the definition of related party transactions.

In 2017, the Company made sales in an aggregate amount of approximately $2.7 million to Marathon Petroleum Corporation (where Mr. Templin serves as President) and its affiliates.  In accordance with the Company’s Corporate Governance Guidelines, the Board of Directors considered this relationship in its independence determination and concluded that the relationship was not material.

Director Independence

Randall S. Dearth was the only member of the Company’s board of directors in 2017 that was also an officer and employee of the Company or its subsidiaries.  The Board has affirmatively determined that, other than Mr. Dearth, each of the Directors (J. Rich Alexander, William J. Lyons, Louis S. Massimo, William R. Newlin, John J. Paro, Julie S. Roberts, Timothy G. Rupert, Donald C. Templin) are “independent” under the listing standards of the NYSE regarding independence and our Company’s Corporate Governance Guidelines.

Item 14. Principal Accountant Fees and Services

Report of Audit Committee

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The charter of the Audit Committee was adopted by the Board effective February 6, 2003 (as amended through May 3, 2017) and is reviewed annually by the Audit Committee. The Audit Committee charter can be found in its entirety on the Company’s website.

The Audit Committee’s mission is to be the principal means by which the Board oversees management’s preparation and public disclosure of financial information about the Company. The objective is to make available to the public financial statements and other financial information that is of high quality, accurate, complete, timely, fairly presented, and complying with all applicable laws and accounting standards.

The Board of Directors has affirmatively determined that each member of the Audit Committee is “independent” under the listing standards of the NYSE regarding independence and the heightened independence standards adopted by the SEC for audit committees. The Board has also determined that each member of the Audit Committee is financially literate, and each has been designated by the Board as an “audit committee financial expert” as contemplated by the Sarbanes-Oxley Act of 2002 and the SEC regulations promulgated thereunder. Each member of the Audit Committee has either an education and high-level experience in financial matters, or an extensive working knowledge of financial matters acquired through operational experience leading significant businesses. This mix of financial and operational expertise provides the Audit Committee with diverse viewpoints on financial matters and enhances its effectiveness. The qualifications of each Audit Committee member are disclosed under the heading “Directors” in Item 10 above.

The Audit Committee is responsible for the appointment, compensation (including the approval of audit fees), retention and oversight of the independent registered public accounting firm that audits the Company’s financial statements and its internal control over financial reporting. In this role, the Audit Committee approves in advance all audit and non-audit services to be performed by the independent registered public accounting firm. The procedure for approval of compensation is discussed in more detail under the heading “Policy for Approval of Audit and Non-Audit Fees” below. In overseeing the audit process for the year 2017, the Audit Committee obtained from Deloitte & Touche LLP, the Company’s independent registered public accounting firm, the written disclosures and their letter required by Rule 3526 of the Public Company Accounting Oversight Board (PCAOB) regarding the independent registered public accounting firm communications with the Audit Committee concerning independence and describing all relationships between the independent registered public accounting firm and the Company that might, in their opinion, bear on their independence. In that letter Deloitte & Touche LLP stated that in their judgment they are, in fact, independent. The Audit Committee discussed with the independent registered public accounting firm the contents of that letter and concurred in the judgment of independence. In assessing this independence, the Audit Committee considered the non-audit fees paid to and the non-audit services provided by the independent registered public accounting firm.

The Audit Committee reviewed with the independent registered public accounting firm their audit plan, audit scope and identification of audit risks. Subsequently, the Audit Committee reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2017, first with both management and the independent auditors, and then with the auditors alone. These reviews included discussion with the outside auditors of matters required to be discussed pursuant to Auditing Standard No. 16, Communications with Audit Committees, as adopted by the PCAOB, including the adoption of, or changes to, the Company’s significant internal controls and accounting principles and procedures as suggested by the independent registered public accounting firm, internal audit and management and any management letters provided by the independent registered public accounting firm and the response to those letters. This discussion covered the quality, not just the acceptability, of the Company’s financial reporting practices and the completeness and clarity of the related financial disclosures. The Audit Committee also received and discussed, with and without management present, all communications from Deloitte & Touche LLP required by generally accepted auditing standards, including those described in the standards of the PCAOB.

Based on the review and discussions described above, the Audit Committee has recommended to the Board that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

In periodic meetings with the Company’s financial management and the independent registered public accounting firm, the Audit Committee discussed and approved quarterly interim financial information prior to its release to the public.

During 2017, the Audit Committee held four regular meetings and one special telephonic meeting, and the independent registered public accounting firm participated in each of these meetings.

The Audit Committee also oversees the Company’s internal audit activities. In this role, the Audit Committee reviews significant internal control matters, the adequacy of the system of internal controls, the internal audit charter, the scope of the annual internal audit plan and the results of internal audits. The Audit Committee shall review and concur with the appointment, replacement, reassignment or dismissal of the Director of Internal Audit and the compensation package of the Director of Internal Audit.

Management is responsible for the Company’s financial reporting process including its systems of internal controls, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm is responsible for expressing an opinion on the conformity of those financial statements with United States Generally Accepted Accounting Principles and also on the Company’s internal control over financial reporting. The Audit Committee’s responsibility is to monitor and review these processes. It is not our duty or our responsibility to plan or conduct audits or manage the system of internal controls of the Company. Therefore, we have relied on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the opinions of the independent registered public accounting firm included in its reports on the Company’s financial statements.

WILLIAM J. LYONS, CHAIRPERSON

JOHN J. PARO

DONALD C. TEMPLIN

Certain Fees

The following is a summary of fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “Deloitte”) for professional services rendered for the fiscal years ended December 31, 2017 and December 31, 2016.

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$2,040,928	$1,476,352
Audit-Related Fees	4,400	68,600
Tax Fees	50,097	—
All Other Fees	29,090	82,200
Total	$2,124,515	$1,627,152

Audit Fees

Consist of fees related to professional services rendered for the integrated audit of the Company's consolidated financial statements, reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2017 and December 31, 2016.

Audit-Related Fees

Consist of fees billed for the audit of certain local compliance reporting for the Company's Catlettsburg, Kentucky facility during the fiscal year ended December 31, 2017.   Consist of fees billed for the audit of certain local compliance reporting for the Company's Catlettsburg, Kentucky facility and Belgian entity during the fiscal year ended and December 31, 2016.

Tax Fees

Deloitte performed Internal Revenue Code Section 280G and Section 4999 tax calculation services for the Company during the fiscal year ended December 31, 2017.  Deloitte did not perform any tax services for the Company during the fiscal year ended December 31, 2016.

All Other Fees

Consist of fees billed for the review of certain information related to the pending Merger and the Company's subscription to Deloitte's accounting and research tool during the fiscal year ended December 31, 2017. Consist of fees billed for the Company's subscription to Deloitte's accounting and research tool and review of due diligence reports related to the Company’s 2016 acquisition during the fiscal year ended December 31, 2016.

Policy for Approval of Audit and Non-Audit Fees

In accordance with the Sarbanes-Oxley Act, the Audit Committee pre-approved all (100%) of the audit and non-audit related services provided by the Company's independent registered public accounting firm. In order to deal with the pre-approval process in the most efficient manner, the Audit Committee will employ pre-approval policies in 2018 that comply with applicable SEC regulations. The Audit Committee may delegate the pre-approval to one of its members, provided that if such delegation is made, the full Audit Committee at the next regularly scheduled meeting shall be presented with any pre-approval decision made by that member. The Chairperson of the Audit Committee has been delegated the authority to pre-approve work on behalf of the entire committee. A summary of all non-audit related spending is provided to the Audit Committee on a quarterly basis.

The Audit Committee believes that the provision of the above services by Deloitte is compatible with maintaining Deloitte's independence.

PART IV

Item 15. Exhibits and Financial Statements Schedule:

A.   Financial Statements and Reports of Independent Registered Public Accounting Firm

(see Part II, Item 8 of this Form 10-K).

The following information is filed as part of this Form 10-K:

B. Financial Statement Schedule for the years ended December 31, 2017, 2016, and 2015

II — Valuation and Qualifying Accounts for the Years Ended December 31, 2017, 2016, and 2015

C.  The Exhibits Listed in the Accompanying Exhibit Index are Filed, Furnished or Incorporated by Reference as Part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Calgon Carbon Corporation

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Calgon Carbon Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and the Company's internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated March 1, 2018; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania March 1, 2018

The following should be read in conjunction with the previously referenced financial statements:

Schedule II

Valuation and Qualifying Accounts

(Dollars in thousands)

		Additions
		Charged to	Deductions
	Balance at	Costs and	Returns and	Balance at
Description	Beginning of Year	Expenses	Write-Offs	End of Year

Year Ended December 31, 2017
Allowance for doubtful accounts	$1,416	$610	$(206)	$1,820

Year Ended December 31, 2016
Allowance for doubtful accounts	1,675	2,926	(3,185)	1,416

Year Ended December 31, 2015
Allowance for doubtful accounts	1,526	1,402	(1,253)	1,675

		Additions
		Charged to	Charged to	Deductions
	Balance at	Costs and	Other	Returns and	Balance at
Description	Beginning of Year	Expenses	Accounts	Write-Offs	End of Year

Year Ended December 31, 2017
Income tax valuation allowance	$2,510	$387	$114	$(948)	$2,063

Year Ended December 31, 2016
Income tax valuation allowance	2,682	153	(325)	—	2,510

Year Ended December 31, 2015
Income tax valuation allowance	2,576	183	—	(77)	2,682

C. Exhibit Index

2.1

Agreement and Plan of Merger by and among Kuraray Co., Ltd., Kuraray Holdings U.S.A., Inc., KJ Merger Sub, Inc. and the Company dated September 21, 2017, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2017 (File No. 001-10776).

2.2

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

2.3

Asset and Share Purchase Agreement by and among CECA, S.A., Arkema S.r.l, Arkema Shanghai Distribution Co Ltd, Arkema France, Chemviron France SAS and Calgon Carbon Corporation dated July 25, 2016, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2016 (File No. 001-10776).

2.4

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

3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2011 (File No. 001-10776).
3.3	Amendment to the Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 21, 2017 (File No. 001-10776).
4.1	Form of Senior Debt Indenture, incorporated herein by reference to Exhibit 4.3 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840).
4.2	Form of Subordinated Debt Indenture, incorporated herein by reference to Exhibit 4.4 to the Company’s Automatic Shelf Registration Statement on Form S-3ASR filed May 7, 2013 (File No. 333-18840).
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

10.20

Second Amendment to First Amended and Restated Credit Agreement by and among the Company, the other Borrowers party thereto, the Guarantor party thereto, the Lenders party thereto, and PNC Bank, National Association as Administrative Agent, dated September 21, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2017 (File No. 001-10776).

10.21

Redemption, Asset Transfer and Contribution Agreement by and among Calgon Mitsubishi Chemical Corporation, Mitsubishi Chemical Corporation and Calgon Carbon Corporation, dated February 12, 2010, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010 (File No. 001-10776).

10.22

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

10.24

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

10.26

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

10.28

Amendment Agreement of Facility Agreement by and between Calgon Carbon (Suzhou) Co., Ltd. and The Bank of Tokyo-Mitsubishi UFJ (China), Ltd., acting by and through its Shanghai Branch effective July 19, 2015 and dated August 7, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 11, 2015 (File No. 001-10776).

10.29

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
March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/S/ RANDALL S. DEARTH	Chairman, President and Chief Executive Officer	March 1, 2018
Randall S. Dearth	(Principal Executive Officer)

/S/ ROBERT M. FORTWANGLER	Chief Financial Officer	March 1, 2018
Robert M. Fortwangler	(Principal Financial Officer and Principal Accounting Officer)

/S/ WILLIAM J. LYONS	Director	March 1, 2018
William J. Lyons

/S/ JOHN J. PARO	Director	March 1, 2018
John J. Paro

/S/ JULIE S. ROBERTS	Director	March 1, 2018
Julie S. Roberts

/S/ TIMOTHY G. RUPERT	Director	March 1, 2018
Timothy G. Rupert

/S/ DONALD C. TEMPLIN	Director	March 1, 2018
Donald C. Templin